Form 10-K405
period 1996-12-29
POWERWAVE TECHNOLOGIES INC
filed 1997-03-27
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 29, 1996

                                   OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXHANGE ACT OF 1934


    FOR THE TRANSITION PERIOD FROM ___________________ TO _____________________

                        COMMISSION FILE NUMBER 000-21507

                          POWERWAVE TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                       11-2723423
      (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

                               2026 MCGAW AVENUE
                            IRVINE, CALIFORNIA 92614
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (714) 757-0530

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                              TITLE OF EACH CLASS:
                              -------------------
                         COMMON STOCK, PAR VALUE $.0001

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      YES   X   NO
                                                    ----    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

     As of March 21, 1997, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $73,644,320 computed using the closing price of $17.375 per share of Common Stock on March 21, 1997 as reported by Nasdaq, based on the assumption that directors and officers and more than 10% shareholders are affiliates. As of March 21, 1997, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 16,241,247.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year.

================================================================================

This Annual Report on Form 10-K contains certain forward-looking statements, the realization of which may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results," under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  Powerwave Technologies, Inc. ("Powerwave" or the "Company") was incorporated in Delaware in January 1985 under the name Milcom International, Inc. and changed its name to Powerwave Technologies, Inc. in June 1996. Powerwave designs, manufactures and markets ultra-linear radio frequency ("RF") power amplifiers for use in the wireless communications market. The Company's amplifiers, which are key components in wireless communications networks, increase the signal strength of wireless transmissions while reducing interference, or "noise." Powerwave manufactures both single and multi-carrier amplifiers, with a primary focus on multi-carrier products. The Company's products are currently being utilized in cellular base stations in both digital and analog-based networks and the Company has recently begun delivering initial amplifiers for personal communications services ("PCS") networks. The Company's products support a wide range of digital and analog transmission protocols including CDMA, TDMA, GSM, FHMA, AMPS and TACS. The Company also produces power amplifiers for the specialized mobile radio ("SMR") market, which is characterized as a two-way radio market with devices commonly utilized by police and emergency personnel and the business dispatch marketplace. The Company also manufactures air-to-ground amplifiers used both in ground stations and in commercial aircraft to amplify telephone transmissions between airline passengers and ground-based network systems.

  Powerwave was formed in 1985 to develop a line of high-power RF amplifiers suitable for use with VHF/UHF, AM/FM transceivers. In addition, the Company offered products for use in the SMR industry. For the next several years, the Company continued product development in the land mobile radio industry, broadening its product offerings and selling to a diversified customer base. In late 1994, Powerwave developed a multi-carrier linear RF amplifier which could be utilized in the transmission of radio signals for cellular base stations. In 1995, the Company began supplying multi-carrier linear RF amplifiers for use in the deployment of a new digital cellular network utilizing CDMA technology in South Korea. This new Korean digital cellular network began operating during 1996 with two independent service providers offering nationwide coverage. At year-end 1996 it has been reported that approximately 900,000 subscribers were using these two systems. The Company's customers in the South Korean market include Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung"). During 1996, the Company commenced development of linear RF amplifier products for PCS networks.

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. For the fiscal year ended December 29, 1996, Hyundai, LGIC and Samsung, each of which accounted for more than 10% of the Company's net sales, accounted for approximately 75% of the Company's net sales in the aggregate. For 1996, Hyundai, LGIC and Samsung purchased products for implementation in the South Korean digital cellular telephone network. The Company expects that sales to these customers of products for use in the South Korean cellular network will decline as that network nears completion, which is expected to occur in the next one to two years. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  A limited number of large original equipment manufacturers ("OEMs") account for a majority of RF power amplifier purchasers in the wireless equipment market, and the Company's success will be dependent upon its ability to establish and maintain relationships with these types of customers. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market " under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In recent periods, Powerwave's revenues have continued to increase significantly, primarily as a result of increasing sales to a limited number of customers supplying the South Korean marketplace. The Company is attempting to expand its customer base as it pursues additional opportunities within the wireless infrastructure equipment market. The Company has experienced, and expects to continue to experience, declining average sales prices for both its multi-carrier and single-carrier amplifier products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. Consequently, the Company believes that in order to maintain or improve existing gross margins in the near term, it must achieve manufacturing cost reductions, and in the long term it must develop new products that incorporate advanced features and that generate higher gross margins. The Company has initiated actions that it believes will reduce its material and manufacturing costs and intends to continue to invest significant internal resources in the development of its amplification products. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market and Declining Average Sales Prices" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SIGNIFICANT BUSINESS DEVELOPMENTS IN FISCAL 1996.

  On December 6, 1996, the Company completed its initial public offering of Common Stock (the "IPO") by selling a total of 2,400,000 shares of Common Stock, which included 1,800,000 shares sold by the Company and 600,000 shares sold by the Selling Shareholders. The initial price to the public of the Company's Common Stock was $11.50 per share. The Company received net proceeds of $18.3 million from the sale of the Common Shares. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders. Effective upon the closing of the IPO, the 3,375,900 shares of Series A Convertible Preferred Stock of the Company were converted into 5,063,850 shares of Common Stock and all accrued dividends payable thereon were reversed and eliminated.

  On January 3, 1997, the underwriter's of the Company's IPO exercised their option to purchase an additional 360,000 shares of Common Stock directly from the Company at a price of $11.50 per share, less underwriting discounts and commissions of $.805 per share. The Company received net proceeds of $3.9 million which will be recorded in the first quarter of Fiscal 1997.

  In December 1996, the Company successfully completed ISO 9001 quality systems certification. ISO 9001 is a worldwide quality systems certification that is granted to corporations that perform design, development, manufacturing, installation and servicing functions, and demonstrate a continual organizational commitment to providing mechanisms for process improvements and determining and fulfilling customer needs.

INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment: the design, manufacture and sale of RF power amplifiers for use in wireless communications networks. The Company currently markets its products through its manufacturer's representative sales force as well as its own internal sales force. A summary of the Company's sales by geographic region is incorporated herein by reference from Note 11 of the Notes to Consolidated Financial Statements.

BUSINESS STRATEGY

  Powerwave's focus on multi-carrier power amplifiers and the experience it has gained through the implementation of its products in digital cellular networks has enabled the Company to develop substantial expertise in ultra-linear multi-carrier power amplifier technology. The Company has developed the ability to manufacture ultra-linear multi-carrier RF power amplifiers in a standard, repeatable manner. In addition, by obtaining components from numerous leading technology companies, Powerwave believes that it is able to respond quickly and cost-effectively to new transmission protocols and design specifications. The manufacturability of the Company's existing cellular multi-carrier RF power amplifier design has allowed it to increase its manufacturing productivity while reducing its product costs. The Company believes that its ability to cost-effectively manufacture commercial quantities of cellular multi-carrier RF power amplifiers represents a competitive advantage over other third-party manufacturers of RF power amplifiers. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - No Assurance of Product Manufacturability, Quality or Reliability" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's strategic objective is to be the leading third-party supplier of high performance RF power amplifiers for use in digital and analog wireless networks worldwide. The Company's strategy includes the following key elements:
(i) provide leading technology to the RF amplifier industry through continued investment in research and development; (ii) leverage its position as a leading multi-carrier amplifier supplier; (iii) expand relationships with leading original equipment manufacturers of wireless networks; (iv) develop and market both single and multi-carrier amplifier products for PCS networks; (v) maintain its focus on the quality, reliability and manufacturability of its RF amplifier products; and (vi) increase Powerwave's involvement in its customer's product development process to promote the Company's products and designs with new and existing customers.

MARKETS

  While Powerwave sells its RF power amplifier products into various segments of the wireless communications market, the Company's primary focus is on the cellular and PCS markets and during 1996 the Company derived a substantial portion of its revenues from the cellular market. The following describes the primary segments of the wireless communications market to which the Company sells its products:

  Cellular. Cellular networks utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station which uses wireless technology to receive subscribers calls and transmit those calls to the wireline public switched telephone network ("PSTN").
Cellular networks operate within the 800 and 900 MHz bandwidths of the radio spectrum. In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. As such, a base station utilizing traditional amplification technology cannot transmit or receive more calls than it has available channels at any given time. Originally, cellular base stations in analog networks used single channel power amplifiers for each frequency channel allocated to the cell. Many analog cellular networks now utilize a process known as adaptive channel allocation in order to increase network capacity. In an adaptive channel allocation, which requires multi-carrier amplifiers, unused channels in cells are temporarily reallocated to augment more heavily utilized adjacent cells. The signals are amplified simultaneously through a multi-carrier power amplifier which allows for the simultaneous amplification of all channels within a base station. Multi-carrier amplifiers require significantly higher linearity than do single channel designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for separate cavity filters for each channel, multi-carrier amplifiers reduce overall deployment and maintenance costs associated with base stations. While adaptive channel allocation using multi-carrier linear amplifiers has increased the capacity of analog networks, many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to begin to move from analog networks to digital networks.

  In digital networks, calls are segmented and transmitted across the entire bandwidth of allocated spectrum, rather than in single channels of that spectrum. The calls are reassembled when received at the base station or cellular phone. While using the entire bandwidth of allocated spectrum results in greater system capacity, there is a greater likelihood that even minimal background noise will result in interrupted or dropped calls. Accordingly, ultra-linear amplification is even more critical in digital networks than in their analog counterparts. Powerwave provides ultra-linear multi-carrier amplifiers which are located in cellular base stations and work to increase the signal strength of outgoing transmissions. Powerwave's amplifiers work in base stations with a variety of other sophisticated electronic equipment, including receivers, radios and oscillators.

  PCS. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at a higher frequency range in the available RF spectrum, within the 1800 and 1900 MHz bandwidths. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which limit the distances
PCS transmissions can travel without significant degradation.   Powerwave offers
both single and multi-carrier amplifiers for PCS networks.

  Specialized Mobile Radio. Powerwave has been manufacturing power amplifiers for the SMR market since 1985. SMR is commonly associated with two-way communication devices used by police and emergency personnel and the business dispatch marketplace. While the domestic market has remained relatively static in the past few years, the Company believes there are opportunities in certain parts of the international market, where the installation of more expensive cellular systems is not cost-justified.

  Air-to-Ground Communications. Powerwave also provides amplifiers used in both ground stations and in commercial aircraft that are used to amplify telephone transmissions between commercial aircraft passengers and the PSTN. While the Company continues to service this market, sales opportunities within this market are limited. One of the Company's two major customers for these types of products, In-Flight Phone Corporation, filed for Chapter 11 Bankruptcy Protection in January 1997. The Company has fully reserved its accounts receivable exposure to this customer and does not expect this bankruptcy filing to have any material impact on the Company.

PRODUCTS

  Powerwave designs and manufactures both single and multi-carrier RF power amplifiers. The Company's primary focus has been multi-carrier amplifiers, which are primarily sold to the cellular and air-to-ground markets. The Company has also developed a PCS multi-carrier amplifier for which initial prototype units were shipped the fourth quarter of Fiscal 1996. The Company's single carrier products include the LP product series and the new PCS single-carrier amplifiers. The Company also designs and manufactures single carrier power amplifiers which are sold into the SMR and paging markets. The products sold into these markets include the RF, LP, KW and LDA product series.

  MCA SERIES. The MCA Series offers ultra-linear multi-carrier power amplifier technology for CDMA, TDMA and GSM digital cellular systems positioned between 800-960 MHz, as well as analog systems utilizing AMPS, TACS, and ETACS protocols. Powerwave's ultra-linear multi-carrier amplifiers utilize a single feed forward loop, which allows greater operating efficiency and requires approximately 25% less electrical current than competing multi-loop designs. The Company's amplifiers employ a microprocessor based feed-forward loop design which results in improved tracking between the pilot tone and the actual signal and reduces interference. Powerwave's multi-carrier design also utilizes an actively switched output combiner (3 or 4 way), which allows any number of amplifiers to be "hot-swapped" whereby one unit can be removed from the rack while all others remain in operation without a significant loss of power. This design also allows for true cold standby switching of a standby amplifier, thereby providing network operators with a backup redundancy solution for even greater reliability. The amplifiers are designed to be installed in racks of three or four amplifiers. Smart combiner paralleling units allow both higher power as well as system redundancy, which is the ability of the system to remain in operation in the event of the failure of one or more of the paralleled amplifiers. All MCA series multi-carrier amplifiers provide remote status/fault monitoring capabilities.

  The MCA8000-25 produces 25 Watts (W) average, 250W peak, power per channel with maximum distortion of -60dBc. Up to 4 units can be combined in parallel utilizing the Company's fully redundant smart combiner racks for effective average power ratings of 20W, 45W, 70W, and 90W.

  In August 1996, the Company introduced its second generation multi-carrier amplifier, the MCA9100-40 which produces 40W average, 400W peak, power per channel with maximum distortion of -65dBc, while retaining its predecessor's hot swap, paralleling, and redundancy capabilities. Generally, as compared to the MCA 8000-25, one less amplifier can be used to achieve a similar power rating, thus decreasing the effective cost per watt to the service operator. Combining up to 3 units in a rack yields effective power ratings of 32W, 70W and 100W.

  PCS SERIES. The PCS Series offers both single and multi-carrier amplifiers for use in PCS networks that operate in the international DCS-1800 frequency of
1.8 gigahertz (GHz) and the United States PCS band at 1.9GHz. Typical system applications include CDMA, TDMA, and GSM protocols with output power ranging from 2W to 36W. The PCS Series of multi-carrier amplifiers will offer similar power combining, system redundancy, and remote status/fault monitoring capabilities as the Company's MCA Series with output power ranging from 20W to 100W and distortion of -60dBc.

  SMR SERIES. The SMR Series is the Company's standard single carrier analog amplification product for SMR, paging, repeater and trunking applications and includes the LP, KW and RF product series. These amplifiers operate in discreet bands within the 30 MHz to 960 MHz frequency range with input powers ranging from 10mW to 35W and produce output powers ranging from 30W to 250W. These amplifiers have been designed for simple installation and maintenance and are fully modular for quick and easy field service.

  LDA SERIES. The LDA Series provides broadband digital or analog amplification as a "building block" in larger amplification systems or as a stand-alone amplifier. The LDA Series products are used as a building block for applications involving electronic counter measures ("ECM") and radar systems. The products are also used as stand alone amplifiers for applications in laboratory testing, medical research, differential global positioning system applications and multi-band transceivers and are designed to operate in wide frequency ranges between 20MHz to 1GHz with output powers ranging from 5W to 150W.

  The Company's multi-carrier power amplifiers range in price from $5,000 to $15,000 per amplifier, based upon the specification requirements. The Company's single carrier amplifiers range in price from $1,000 to over $5,000 per amplifier depending upon product type and specifications. The Company also sells racks to install and combine multiple amplifiers, ranging in price from $1,000 to $3,000, depending upon specifications.

CUSTOMERS

  The Company sells its products to a wide variety of customers worldwide. During 1996, sales to Hyundai, LGIC and Samsung accounted for approximately 75% of total sales. Each of these customers accounted for more than 10% of the Company's net sales for fiscal 1996. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, could have a material adverse effect on the Company's business, results of operations and financial condition. Sales to In-Flight Phone Corporation, which accounted for approximately 9% of total sales during 1996, are expected to cease due to its bankruptcy filing. See "Additional Factors That May Affect Future Results - Customer Concentration" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company also sells to a wide variety of wireless equipment suppliers, including ADC Kentrox Industries, Inc., AirNet Communications Corp., GTE Airfone Corp., Metawave Communications Corporation, Motorola Corporation, Phoenix Wireless Group, Inc. and Uniden Corporation.

MARKETING AND DISTRIBUTION, INTERNATIONAL SALES

  Powerwave sells its products through a highly-technical direct sales force and through independent manufacturer's sales representatives. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, manage networks of independent sales representatives within the United States. During 1996 the Company implemented a North American network of independent sales representatives selected for their familiarity with potential customers of the Company and knowledge of the wireless infrastructure market. Both direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, Company sales personnel and independent sales representatives receive support from the Company's marketing, product support and customer service departments.

  The Company's marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of the Company's products, particularly its base station power amplifiers are lengthy, typically ranging from 6 to 18 months. As is customary in the industry, sales are made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. While certain customers provide the Company with forecasted needs, they are not bound by such forecasts and the Company does not recognize orders until actual purchase orders are received from the customer.

  International sales of the Company's products amounted to 8.7%, 67.1% and 77.2% of net sales for the years ended December 31, 1994, 1995 and December 29, 1996 respectively. Foreign sales of some of the Company's products are subject to national security and export regulations and may require the Company to obtain a permit or license. In recent years, the Company has not experienced any material difficulty in obtaining required permits or licenses. Foreign sales also subject the Company to risks related to political upheaval and economic downturns in foreign nations. In addition, the Company's foreign customers typically pay for the Company's products with U.S. dollars. As such, a strengthening of the U.S. dollar as compared to a foreign customer's local currency would effectively increase the price of the Company's products for that customer, thereby making the Company's products less attractive to such customers. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SERVICE AND WARRANTY

  The Company's warranties vary by product type and typically cover defects in materials and workmanship for a period from one to three years. Warranty obligations and other maintenance services for the Company's products are performed by the Company in Irvine, California and Seoul, South Korea. The Company currently has service employees located in South Korea and is in the process of increasing its South Korean based service capabilities and expects to utilize its South Korean sales representative location to provide service support for the Asian region.

PRODUCT DEVELOPMENT

  Powerwave intends to continue to dedicate significant resources to the research and development of new methods to improve amplifier performance, including reduced noise and increased power in the RF amplification process as well as improving the performance of its existing amplifiers for use in cellular networks and continued development of a full line of amplifiers for PCS networks. The Company's development efforts also seek to reduce the cost and increase the manufacturing efficiency of existing products. The Company's research and development staff consisted of 47 people as of December 29, 1996. Expenditures for research and development amounted to approximately $1.4 million in 1994, $2.3 million in 1995, and $5.8 million for year ended December 29, 1996. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Products" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. The principal elements of competition in the Company's market include performance, functionality, reliability, pricing, quality, the ability to design products which can be efficiently manufactured in volume production, time-to-market delivery capabilities and standards compliance. While the Company believes that overall it competes favorably with respect to the foregoing elements, there can be no assurance that it will be able to continue to do so.

  Currently, the Company competes primarily with Avantek (a division of Hewlett Packard), M/A-COM, Inc. (a subsidiary of AMP, Inc.), Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs and various other independent suppliers. Certain of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than the Company and have achieved greater name recognition for their existing products and technologies than has the Company. There can be no assurance that the Company will be able to successfully increase its market penetration or its overall share of the amplifier marketplace. The Company's results of operations could be adversely impacted if it is unable to effectively increase its share of the amplifier marketplace.

  The Company's success depends in part upon the rate at which OEM customers incorporate the Company's products into their systems. The Company believes that a substantial portion of the present worldwide production of amplifiers is captive within the internal manufacturing operations of a small number of wireless infrastructure OEMs and that these amplifiers are offered for sale as part of their wireless systems. These OEMs include, among others, LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies Incorporated ("Lucent"), Motorola Corporation ("Motorola"), Nokia Corporation ("Nokia") and Northern Telecom Limited ("Nortel"). In addition, Samsung, a significant customer of the Company, manufactures power amplifiers in addition to purchasing such components from the Company. LGIC, another significant customer of the Company, announced in February 1997 that it entered into a relationship with Spectrian Corporation under which Spectrian Corporation will transfer technology to manufacture certain amplifier products to LGIC. The Company believes that OEMs, as well as other customers of the Company, continuously evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as the Company. These and other large manufacturers of wireless infrastructure equipment could also determine to offer and sell their power amplifiers to other OEMs or customers of the Company and compete directly with the Company. In addition, these or other OEMs may enter into joint ventures or strategic relationships with the Company's competitors, in which event the Company's ability to sell products to such OEMs could be reduced or eliminated. The Company's results of operations, net sales and profitability could be adversely impacted if certain OEMs were to actively market amplifier products in direct competition with the Company or manufacture amplifiers internally or enter into joint ventures or other strategic relationships with the Company's competitors.

  The Company has experienced significant price competition and expects price competition in the sale of RF power amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the market better than the Company. There can be no assurance that the Company will be able to compete successfully in the pricing of its products, or otherwise, in the future.

BACKLOG

  The Company's backlog of orders was approximately $37.2 million on December 29, 1996 compared to approximately $18.1 on December 31, 1995. A substantial portion of the backlog at December 29, 1996 is due to orders from customers for the South Korean market. The Company includes in its backlog all the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Product orders in the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The Company regularly reviews its backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a six month period. The Company makes adjustments as customer delivery schedules change as well as in response to changes in the Company's production schedule. Accordingly, the Company stresses that although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

MANUFACTURING AND SUPPLIERS

  In July 1996, the Company relocated to an expanded headquarters and manufacturing facility in Irvine, California. The Company's manufacturing process involves the assembly of numerous individual components, and precise fine-tuning by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The Company manufactures products to fill firm orders and to meet forecasts received from its major customers.

  The Company continually attempts to reduce manufacturing costs while retaining product quality. The Company purchases a significant quantity of its materials and components from several suppliers through blanket purchase orders. The Company acquires certain key components from single sources, but believes alternative sources could be arranged if the Company were unable to continue to procure such components from its current sources. If the Company were unable to replace the supplier of these components in a timely fashion, its operating results and financial condition could be materially adversely affected. In recent years, the Company has experienced no significant difficulty in obtaining necessary supplies. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Dependence on Single Sources for Key Components" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company successfully completed ISO 9001 certification, a uniform worldwide quality-control standard in December 1996.

INTELLECTUAL PROPERTY

  The Company relies primarily upon trade secrets to protect its intellectual property. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. In addition, the Company has applied for a U.S. patent for its proprietary implementation of feed-forward technology and regularly examines various aspects of its technology for possible patent applications.
The Company believes that its success depends upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products.

  The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the rights of others. There can be no assurance that these measures will successfully protect the Company's intellectual property or that the Company's intellectual property or proprietary technology will not otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which the Company's products are or may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, results of operations and financial condition. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain patent or other intellectual property rights of others. Although the Company has not received any such notification to date and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its customers to distribute, sell or import into the United States allegedly infringing products. If it appears necessary or desirable, the Company may seek licenses under patents or other rights from third parties covering intellectual property that the Company is allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to the Company, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, results of operations and financial condition.

EMPLOYEES

  As of December 29, 1996, the Company had 305 full and part-time employees, including 47 in research and development, 11 in sales and marketing and 30 in corporate and administration. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

  The Company's Irvine, California, headquarters and manufacturing facility occupy an aggregate of approximately 78,000 square feet in a 105,000 square foot building under a lease expiring in 2006. The Company believes that its current facilities provide adequate expansion capabilities for its operations. The Company is currently subletting to an unrelated party approximately 27,000 square feet of additional expansion space connected to its new facility. This space can be made available to the Company when the existing sub-lease expires in October 1997.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  In October 1996, prior to the Company's IPO, the Company solicited the written consent of its security holders for the following matters:

                                                                       Results of Voting
                                                                 ------------------------------
                                                                   For    Against    Abstain
1.   Certificate of Amendment of Certificate of Incorporation      100%         0%         0%
2.   Amended and Restated Certificate of Incorporation             100%         0%         0%
3.   Amendment of Bylaws                                           100%         0%         0%
4.   Adoption of 1996 Stock Incentive Plan                         100%         0%         0%
5.   Adoption of Employee Stock Purchase Plan                      100%         0%         0%
6.   Adoption of 1996 Director Stock Option Plan                   100%         0%         0%
7.   Approval of Indemnification Agreements                        100%         0%         0%
8.   Amendment of 1995 Stock Option Plan                           100%         0%         0%

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  (a) Powerwave's Common Stock is traded on the over-the-counter market (NASDAQ National Market System) under the symbol PWAV. The Company's Common Stock commenced trading on December 6, 1996, with an initial price to the public of $11.50 per share. Set forth below are the high and low closing sales prices for the Company's Common Stock for the period indicated.

                                         High       Low
                                         ----       ---
December 6 through December 29, 1996    $16  1/4    $11



  There were approximately 36 security holders of record as of March 11, 1997. The Company has not paid dividends to date and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The Company anticipates that all future earnings will be retained to finance future growth. The Company's bank credit agreement currently restricts the Company from paying cash dividends without the prior written consent of the bank.

  (b) From time to time during fiscal 1996, the Company issued an aggregate of 1,443,400 nonqualified stock options to purchase Common Stock pursuant to the Company's 1995 Stock Option Plan (the "1995 Plan") to officers, directors and employees of the Company, of which 112,500 options were exercised for an aggregate price of $300,000. During this same period, the Company issued an aggregate of 80,000 nonqualified stock options to purchase Common Stock pursuant to the Company's 1996 Stock Incentive Plan (the "1996 Plan") to officers and employees of the Company, of which no options were exercised. The Company also issued an aggregate of 15,000 nonqualified stock options to purchase Common Stock pursuant to the Company's 1996 Director Stock Option Plan (the "Director Plan") to directors of the Company, of which no options were exercised. Exemption from the registration provisions of the Securities Act of 1933 (the "Act") is claimed, among other exemptions, with respect to the grant of options referred to above, on the basis that the grant of options did not involve a "sale" of securities and, therefore, registration thereof was not required and, with respect to the exercise of options referred to above, on the basis that such transactions met the requirements of Rule 701 as promulgated under Section 3(b) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

  The Company's consolidated statements of income data for the fiscal years ended December 31, 1994, 1995 and December 29, 1996 and balance sheet data as of December 31, 1994, 1995 and December 29, 1996 included herein have been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                         Year Ended
                                           -------------------------------------------------------------------------
                                           December 31,   December 31,   December 31,   December 31,    December 29,
                                               1992           1993           1994           1995            1996
                                           ------------   ------------   ------------   -------------   ------------
                                                             (in thousands, except per share date)
OPERATIONS DATA:
Net sales                                        $4,083         $8,717        $22,861        $36,044         $60,331
Gross profit                                      1,155          2,150          8,395         13,331          25,561
Operating income                                    191            623          4,875          7,563          12,435
Net income                                       $  162         $  351        $ 2,946        $ 4,480         $ 7,622
Pro forma net income and
      net income per share (1)                                                                  $.31            $.52
Pro forma weighted average
     and weighted average
     common shares outstanding (1)                                                            14,475          14,606

BALANCE SHEET DATA:
Cash and cash equivalents                        $  396         $  359        $ 3,030        $ 5,861         $32,386
Working capital                                     592            679          3,486          9,640          33,243
Total assets                                      1,631          4,446          9,551         16,463          46,932
Long-term debt                                       63             56            176            138             520
Series A Convertible Preferred Stock                  -              -              -         14,498               -
Total shareholders' equity (deficit)             $  845         $1,196        $ 4,142        $(3,878)        $36,843


(1) 1995 and 1996 shares outstanding give effect to the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 5,063,850 shares of Common Stock and the reversal of accrued dividends payable thereon which occurred upon the completion of the Company's initial public offering on December 6, 1996. See Note 1 of the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

  The following table summarizes the Company's results of operations as a percentage of net sales for the fiscal years ended December 31, 1994, 1995 and December 29, 1996.


                                                      Year Ended
                                     ---------------------------------------------
                                     DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                         1996            1995            1994
                                     -------------   -------------   -------------
Net sales                                   100.0%          100.0%          100.0%
Cost of sales                                57.6            63.0            63.3
                                            -----           -----           -----
Gross profit                                 42.4            37.0            36.7
Operating expenses:
     Sales and marketing                      7.2             4.3             2.5
     Research and development                 9.6             6.3             6.3
     General and administrative               5.0             5.4             6.6
                                            -----           -----           -----
Total operating expenses                     21.8            16.0            15.4
                                            -----           -----           -----

Operating income                             20.6            21.0            21.3
Other Income (expense)                        0.8             0.1            (0.1)
                                            -----           -----           -----

Income before income taxes                   21.4            21.1            21.2
Provision for income taxes                    8.8             8.7             8.3
                                            -----           -----           -----

Net income                                   12.6%           12.4%           12.9%
                                            =====           =====           =====

YEAR ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

Net Sales

  The Company's net sales are primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 67.4% from $36.0 million for the year ended December 31, 1995 to $60.3 million for the year ended December 29, 1996. The growth in revenue was primarily attributable to increased demand for cellular multi-carrier linear amplifiers, partially offset by a decrease in sales of SMR and paging amplifiers. Fiscal 1996 saw continued growth in the demand for cellular multi-carrier amplifiers by the Company's South Korean customers as they continued deployment of the digital cellular CDMA system in South Korea. The Company expects sales of cellular multi-carrier amplifiers for deployment in South Korea to decline during 1997 with full deployment estimated to be completed during 1998. For the year ended 1996, cellular multi-carrier amplifiers (including racks) accounted for approximately 79.5% of revenues or $48.0 million, compared to approximately 54.5% or $19.6 million for 1995. SMR and paging amplifiers accounted for approximately 10.8% or $6.5 million of revenues for 1996, compared to approximately 29.1% or $10.5 million of revenues for 1995. Air-to-ground amplifiers accounted for approximately 8.6% or $5.2 million for fiscal 1996, compared to 15.4% or $5.6 million for 1995. PCS products accounted for 1.1% of revenues or $0.7 million in 1996 compared to none for 1995. International sales accounted for 77.2% of revenues for 1996, compared with 67.1% for 1995.

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead, warranty costs and royalties. Gross profit margins for 1995 and 1996 were 37.0% and 42.4%, respectively. The increase in gross margins during 1996 was primarily attributable to reductions in manufacturing costs and a shift in sales mix to cellular, multi-carrier linear RF amplifiers which achieved a higher percentage of sales, generating improved gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with price declines. If the Company is unable to continue to obtain cost reductions, its gross margins and profitability will be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. Future pricing actions by the Company and its competitors may adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, results of operations and financial condition.

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries and other expenses for sales and marketing personnel, travel expenses, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 180.3% from $1.6 million for the year ended December 31, 1995 to $4.4 million for the year ended December 29, 1996. Sales and marketing expenses as a percentage of sales were 4.3% and 7.2%, respectively. The increase in sales and marketing expenses during 1996 was primarily attributable to increases in the sales and marketing staff and sales commissions related to increased product sales. In addition, during 1996 a North American manufacturer's sales representative organization was established. The Company intends to continue increasing its investment in sales and marketing in future periods.

  Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses increased by 156.2% from $2.3 million for the year ended December 31, 1995 to $5.8 million for the year ended December 29, 1996. Research and development expenses as a percentage of sales were 6.3% and 9.6%, respectively. The increase in research and development expenses during 1996 was primarily attributable to increased staffing and associated engineering costs related to continued new product development, including the Company's second generation multi-carrier linear RF amplifier for cellular networks and ongoing product enhancements. In addition, during the second quarter of 1996, the Company began research and development work on amplifier products for the rapidly developing PCS networks market, which continued throughout the remainder of the year. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering both PCS and cellular products.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 52.7% from $2.0 million for the year ended December 31, 1995 to $3.0 million for the year ended December 29, 1996. General and administrative expenses as a percentage of sales were 5.4% and 5.0%, respectively. The increase in actual general and administrative expenses during 1996 was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel. In addition, during 1996 there were significant expenses associated with an upgrade of the Company's computer systems and controls.

Other Income

  The Company earned net interest income of $.5 million in 1996 compared to $32,000 for 1995. The increase in interest income is attributable to the larger cash balances the Company maintained during 1996 which were invested in short-term money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 41.0% for both years ending December 31, 1995 and December 29, 1996.

YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

Net Sales

The Company's revenues increased 57.7% from $22.9 million in 1994 to $36.0 million in 1995. The increase in revenues from 1994 to 1995 was principally attributable to the introduction of several new cellular multi-carrier linear RF power amplifier products. In 1994, three domestic customers accounted for approximately 65% of total revenues, while in 1995 the same three customers accounted for approximately 17% of net sales, and three new customers from South Korea accounted for approximately 57% of sales. For 1994, SMR and paging systems accounted for approximately 56% of revenues, while air-to-ground amplifier sales accounted for approximately 30% of revenues. Multi-carrier linear RF amplifiers accounted for approximately 5% of revenues for 1994. For 1995, multi-carrier linear RF amplifiers accounted for approximately 54% of revenues, while SMR and paging accounted for approximately 29% of revenues. Revenues attributed to air-to-ground amplifiers were reduced to approximately 15% of revenues for 1995.
The increase in multi-carrier amplifier sales during 1995 was largely attributable to supplying the Company's South Korean customers for the implementation of the digital cellular network in South Korea. For fiscal years 1994 and 1995, international revenues accounted for 8.7% and 67.1%, respectively, of the Company's net sales.

Gross Profit

  Gross profit margins were 36.7% and 37.0% in 1994 and 1995, respectively. The gross margins between 1994 and 1995 remained relatively flat primarily due to a decrease in average sales prices on existing SMR products which were offset by a change in the sales mix to new cellular multi-carrier linear RF amplifier products, which have higher gross margins.

Operating Expenses

  Sales and marketing expenses increased 173.1% from $0.6 million in 1994 to $1.6 million in 1995. Sales and marketing expenses as a percentage of revenues were 2.5% and 4.3% in 1994 and 1995, respectively. The increase in sales and marketing expenses between 1994 and 1995 was primarily attributable to increases in sales personnel and sales commissions related to increased product sales.

  Research and development expenses increased in 1995 by 57.2% from $1.4 million in 1994 to $2.3 million in 1995. Research and development expenses as a percentage of revenues were 6.3% in 1994 and 1995, respectively. The increase in expenses between 1994 and 1995 was primarily due to increased personnel costs, materials costs related to design and development of product prototypes, consulting costs and related overhead expenses which included development during 1994 and 1995 of multi-carrier linear RF amplifiers for the cellular marketplace.

  General and administrative expenses increased by 29.0% from $1.5 million in 1994 to $2.0 million in 1995. General and administrative expenses as a percentage of revenues were 6.6% and 5.4% in 1994 and 1995, respectively. The increase in actual general and administrative expenses between 1994 and 1995 was primarily due to additions in personnel and related labor costs.

Other Income (Expense)

  The Company incurred net interest expense in 1994 from the use of capital lease financing to fund the Company's capital equipment expenditures and working capital requirements. The Company generated net interest income in 1995 as a result of excess working capital which was invested in short-term money market instruments.

Provision for Income Taxes

  The Company's effective tax rates were 39.3% and 41.0% for the years ended December 31, 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of December 29, 1996, the Company had working capital of $33.2 million, including $32.4 million in cash and cash equivalents as compared with working capital of $9.6 million at December 31, 1995.

  Cash provided by operations was approximately $3.7 million, $.9 million and $11.2 million in 1994, 1995, and 1996, respectively. Cash generated from operations in 1994 was primarily due to improved profitability and reductions in accounts receivable. The reduction in cash flow during 1995 was related to increases in accounts receivable, inventories and the payment of income taxes payable. The significant increase in cash generated from operations during 1996 was primarily a result of increased profitability, improved inventory and working capital management associated with the Company's larger revenue base. Also during 1996, additional cash of $18.3 million, net of expenses, was raised through the Company's IPO. The total increase in cash and cash equivalents during 1996 was $26.5 million.

  On October 10, 1995, the Company and certain shareholders entered into a Stock Purchase Agreement with two venture capital fund investors in which the Company sold a total of 3,375,900 shares of Series A Convertible Preferred Stock at an aggregate price of $15 million. As part of these transactions, the Company subsequently purchased 5,063,850 shares of its Common Stock from certain shareholders for an aggregate price of $12.5 million. The Company received net proceeds from this transaction of $2.0 million. This Series A Convertible Preferred Stock was converted into Common Stock, at a rate of one and one-half (1.5) shares of Common Stock for each Series A Convertible Preferred Stock, due to the successful completion of the IPO. A total of 5,063,850 Common Shares were issued upon conversion.

  Capital expenditures were approximately $.5 million and $3.8 million in 1995 and 1996, respectively, of which approximately $.7 million were financed through capital leases in 1996. The Company relocated its headquarters and manufacturing operations to a new leased facility in July 1996. Leasehold improvements and capital expenditures associated with this facility total approximately $2.0 million and were substantially completed during the third quarter of 1996. The remainder of capital spending largely represents spending on electronic test equipment utilized in both the Company's manufacturing and research and development areas. At December 29, 1996, the Company had outstanding commitments to purchase capital equipment totaling $2.8 million, of which the Company expects to finance a significant portion through both operating and capital leases.

  On May 30, 1996, the Company entered into a $5 million unsecured committed revolving credit agreement with a maturity date of May 31, 1997. The agreement allows the Company to borrow at the bank's reference rate. The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. Under the terms of this credit facility, the Company is required to maintain certain minimum working capital, net worth and financial ratios. As of December 29, 1996, the full amount of the facility was available to the Company and the Company has not utilized this facility.

  The Company had cash and cash equivalents of $32.4 million at December 29, 1996, compared with $5.9 million at December 31, 1995. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in investment grade short-term money market instruments.

  The Company believes that existing cash balances, funds expected to be generated from operations and borrowings under its bank line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company has utilized lease financing for equipment used in its manufacturing and research and development operations and expects to continue to do so in the future. In the future, the Company may require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to finance its activities and maintain its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the ability of the Company's products to operate and be compatible with various OEMs base station equipment, the availability and cost of components, the Company's ability to manage expense levels, and the Company's ability to accurately anticipate customer demand.

Customer Concentration; Reliance Upon South Korean Market

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. The Company's three largest customers include, in alphabetical order, Hyundai, LGIC and Samsung. For the year ended December 29, 1996, these customers, each of which accounted for more than 10% of the Company's net sales, accounted for approximately 75% of the Company's net sales in the aggregate. Hyundai, LGIC and Samsung currently purchase products for implementation in the South Korean digital cellular telephone network. The delay or termination of the implementation of the South Korean digital cellular telephone network would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company believes that the South Korean digital cellular network is more than 50% completed and the buildout phase of this network will be completed over the next two years. Accordingly, the Company's sales related to that network are anticipated to decease significantly over the same time period.

  During fiscal 1995 and 1996, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the buildout of the South Korean digital cellular network. These customers also have begun marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. There can be no assurance that such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase amplifiers from the Company. Any significant decrease in the Company's sale of amplifiers to these customers, without an offsetting increase in sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has accepted initial orders for PCS single carrier amplifiers for use in a new PCS network to be built in South Korea. There can be no assurance that the Company will continue to receive orders to supply this new proposed network. In addition, there can be no assurance that construction of the network will not be delayed or canceled. If the Company does not receive additional orders for PCS amplifiers or if the PCS network being built in South Korea is delayed or canceled, such actions would have a material adverse effect on the Company's net sales, cash flow and profitability.

  Sales of power amplifiers to wireless infrastructure equipment suppliers are expected to continue to account for a substantial majority of the Company's product sales. A limited number of large OEMs account for a majority of RF power amplifier purchasers in the wireless infrastructure market, and the Company's success will be dependent upon its ability to establish and maintain relationships with these types of customers. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, major customers also have significant leverage and may attempt to change the terms, including pricing or delaying delivery of products, upon which the Company and such customers do business, thereby adversely affecting the

Company's business, results of operations and financial condition. Further, one or more of these customers may determine to manufacture amplifiers internally thus reducing or eliminating its purchases from the Company and possibly becoming a direct competitor of the Company. Certain customers of the Company have produced internally designed amplifiers in an attempt to replace products manufactured by the Company. The Company expects that this practice will continue. As a result, the Company's success will depend on its ability to expand its customer base and, in particular, to successfully market its products to OEMs for wireless networks and have its products chosen over any internally designed or manufactured products. There can be no assurance that the Company will be successful in these efforts and if it is not successful, it would have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company currently sells to its major customers under purchase orders which are usually placed with short-term delivery requirements, although the Company is attempting to negotiate long-term supply agreements with customers. As such, while the Company receives periodic order forecasts from its major customers, such customers have no obligation to purchase the forecasted amounts. Nonetheless, the Company maintains significant work-in-progress and raw materials inventory as well as maintaining increased levels of technical production staff to meet order forecasts. To the extent its major customers purchase less than the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels would reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, in the event the Company's major customers desire to purchase products in excess of the forecasted amounts, the Company may not have sufficient inventory or manufacturing capacity to fill such increased orders, which could have a material adverse effect on the Company's relationships and future business with its customers.

Reliance Upon Continued Growth of Wireless Services Market

  A substantial majority of the Company's revenues are derived from the sale of RF power amplifiers for wireless communications networks, and the future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services, including PCS, in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products. The Company believes that continued growth in the use of wireless communications services depends on significant reductions in infrastructure capital equipment cost per subscriber and corresponding reductions in wireless service pricing. While the Federal Communications Commission ("FCC") has recently adopted regulations requiring local phone companies to reduce the rates charged to cellular carriers for connection to their wireline networks, it is anticipated that wireless service rates will remain higher than rates charged by traditional wireline companies. The growth in the implementation of wireless communications services is dependent upon both developed countries, such as the United States, allowing continued deployment of new networks, and less developed foreign countries deploying wireless communications networks as opposed to constructing wireline infrastructures. Foreign countries or local government authorities may decline to construct wireless communications systems for a variety of reasons including environmental issues, political unrest, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment, in which event demand for the Company's business would be similarly reduced or delayed, which would adversely affect the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Results

  The Company experiences and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; the timing, availability and sale of new products by the Company; product failures and associated in-field service support; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competing amplification products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. Order deferrals and cancellations by the Company's customers, declining average sales prices, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

  Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that the Company will maintain its current profitability in the future or that future revenues and operating results will not be below the expectations of public market analysts and investors. In either case, the price of the Company's Common Stock could be materially adversely affected.

Competition

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and significant price erosion over the life of a product. The principal elements of competition in the Company's market include performance, functionality, reliability, pricing, quality, the ability to design products which can be efficiently manufactured in volume production, time-to-market delivery capabilities and standards compliance. While the Company believes that overall it competes favorably with respect to the foregoing elements, there can be no assurance that it will be able to continue to do so.

  The Company has experienced significant price competition and expects price competition in the sale of RF power amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the pricing of its products, or otherwise, in the future.

Rapid Technological Change; Dependence on New Products

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. In this regard, in anticipation of the deployment of PCS, during 1996 the Company invested significant resources in developing RF power amplifiers for PCS networks. There can be no assurance that the Company's PCS-based products will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS-based products are not timely developed or do not gain market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

  The Company also introduced a second-generation multi-carrier linear RF power amplifier for cellular base stations in August 1996. Delays in commencement of commercial shipments of these products may result in customer dissatisfaction and delay or loss of product revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company's product development efforts will be successful, or that its new products will achieve customer acceptance or that its customers' products and services will achieve market acceptance. If a significant number of development projects do not result in manufacturable new products or product enhancements within anticipated time-frames the Company's business, results of operations and financial condition could be materially adversely affected. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, introduction or deliveries, could result in a loss of competitiveness and reduced net sales. While the Company maintains an active development program to attempt to improve its product offerings, there can be no assurance that such efforts will be successful or that other companies or institutions will not develop and commercialize products based on new technologies that are superior in performance or cost-effectiveness to the Company's products. There can also be no assurance that the Company's products will not be rendered obsolete by the introduction and acceptance of new communications protocols.

Risks of Doing Business in International Markets

  For the fiscal years 1993, 1994, 1995 and 1996, international revenues accounted for approximately 8%, 9%, 67% and 77%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result, the Company is subject to various risks, including a greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property projections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for a variety of reasons, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a majority of the Company's net sales resulted from the sale of products to a small number of companies in South Korea, where future sales may be dependent upon continuing favorable trade relations with the United States and a lack of political conflicts with North Korea. Any significant change in United States trade relations or the economic or political stability of foreign locations in which the Company sells its products could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company's foreign sales are generally invoiced in U.S. dollars. Accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company continues to expand its international operations, the Company may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that a currency hedging strategy would be successful in avoiding exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition.

Internal Amplifier Production Capabilities of OEMs

  Many of the leading wireless telecommunications infrastructure equipment manufacturers internally manufacture their own RF power amplifiers, and the Company believes that its existing customers continuously evaluate whether to manufacture their own amplifiers. In the event that such customers do manufacture their own amplifiers, such customers could eliminate or reduce their purchases of the Company's products. There can be no assurance that the Company's current customers will continue to rely, or expand their reliance, on the Company as an external source of supply for their RF power amplifiers, or that other wireless telecommunications OEMs such as Lucent, Ericsson, Motorola, Nokia and Nortel will become and remain customers of the Company. OEMs with internal manufacturing capabilities could also sell amplifiers externally to other OEMs, thereby competing directly with the Company. In addition, even if the Company were successful in selling its products to these OEMs, it is anticipated that such OEMs would demand price and other concessions based on their ability to manufacture amplifiers internally. While the Company attempts to negotiate long-term supply contracts with its customers, there can be no assurance that it will be able to enter into such contracts on terms that are acceptable to the Company, if at all, or that contracts will not be terminated on short notice. Any significant loss of sales to current customers, not offset by sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company's customers and other wireless telecommunications infrastructure equipment manufacturers are protective of their intellectual property, which may contribute to certain manufacturers deciding to not seek RF power amplifiers from external sources. While the Company takes measures to ensure the confidentiality of intellectual property disclosed to the Company by its customers or developed by the Company for such customers, the appearance of a close working relationship with a particular customer may adversely affect the Company's ability to establish or maintain a relationship with, or sell products to, competitors of the particular customer. If, for any reason, the Company's major customers decide not to purchase products from the Company due to the Company's relationship to other customers, the Company's business, results of operations and financial condition could be materially adversely affected.

Declining Average Sales Prices

  The Company has experienced, and expects to continue to experience, declining average sales prices for its products. Wireless infrastructure OEMs have come under increasing price pressure from cellular service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among third-party suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure OEMs frequently negotiate supply arrangements far in advance of delivery dates, the Company must often commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers over a given period of time. To offset declining average sales prices, the Company believes that in the near term it must achieve manufacturing cost reductions, and in the longer term the Company must develop new products that incorporate advanced features and that can be manufactured at lower cost or sold at higher average sales prices. If, however, the Company is unable to achieve such cost reductions or product improvements, the Company's gross margins could decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

No Assurance of Product Manufacturability, Quality or Reliability

  Manufacturing the Company's products is an extremely complex process and requires significant time and expertise to tune the products to meet customers' specifications. The ability of the Company to cost-effectively manufacture its RF power amplifier products in volume is substantially dependent upon the Company's ability to tune these products to meet specifications in an efficient manner. In this regard, the Company is dependent upon its staff of trained technicians. If the Company is unable to design its products to minimize the manual tuning process or if the Company were unable to attract additional trained technicians, or were to lose the services of a number of its trained technicians, the Company's business, results of operations and financial condition would be materially adversely affected. In addition, the Company has in the past and may from time to time in the future experience quality problems with its products. The Company has been required to replace certain components in some of its products in the past in accordance with warranty provisions under which the products were sold. If such problems were to reoccur, the Company could experience increased costs, delays in or cancellations of, or rescheduling of orders or deliveries and product returns, any of which could damage relationships with current customers and have a material adverse effect on the Company's business, results of operations and financial condition. Such quality problems could also damage relationships with prospective customers and, in particular, could limit the Company's ability to market its products to large OEMs, many of which manufacture power amplifiers internally.

Management of Growth; Dependence Upon Key Personnel

  The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. The Company plans to expand the geographic scope of its customer base and operations. The Company also is in the process of implementing a number of new financial and management controls, reporting systems and procedures. The Company has recently hired a significant number of employees, including engineers, production technicians and sales and marketing employees, and plans to further increase its total employee base. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired levels of production, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

  Due to the specialized nature of the Company's business, the Company is highly dependent on the continued services of, and on its ability to attract and retain, qualified technical, marketing and managerial personnel Competition for such personnel is intense, and the loss of any such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's success is dependent upon the services of Alfonso G. Cordero, a founder of the Company and its Chairman of the Board of Directors, and Ki Y. Nam, Vice President, New Business Development. The loss of their services would materially adversely affect the Company.

Dependence on Single Sources for Key Components

  The Company currently procures certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its power amplifiers from single sources. If such single-sourced components were to become unavailable or were to become available on terms unsatisfactory to the Company, the Company would be required to purchase comparable components from other sources and "retune" its products to function properly with the replacement components or to redesign its products to use other components, either of which could result in a disruption to the Company's production facility and delays in production and delivery. If for any reason the Company could not obtain comparable replacement components from other sources or could not expeditiously retune its products to operate with the replacement components, or redesign its products to use either components, the Company's business, results of operation and financial condition could be adversely affected. In addition, if the Company were unable to obtain sufficient quantities of components used in the manufacture of its RF power amplifiers, resulting delays or reductions in product shipments could occur and could have a material adverse affect on the Company's business, results of operations and financial condition, including a material adverse effect on the Company's relationships with its customers as well as potential customers.

Risks Associated with Developing Technologies; Product Liability

  If wireless telecommunications systems or other systems or devices that rely on or incorporate the Company's products are determined, perceived or alleged to create a health risk, the Company could be named as a defendant, and held liable, in product liability lawsuits commenced by individuals alleging that the Company's products harmed them. The occurrence of any such event could have a material adverse effect on the Company's business, results of operations and financial condition. Any alleged health or environmental risk could also lead to a delay or prohibition against the installation of wireless networks which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, an inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability could inhibit the commercialization of the Company's products and have a material adverse effect on the Company's business, results of operations and financial condition. Further, the installation of base stations for wireless networks may be delayed or prohibited by various environmental regulations. Any such delay or prohibition would have a material adverse effect on the Company's business, results of operations and financial condition.

Environmental Regulations

  The Company is subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. Certain of the Company's products are also subject to regulation of emissions by the FCC and similar government agencies. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits and licenses to conduct its business. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Corrective action may require the Company to acquire expensive remediation, equipment or to incur substantial alteration expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup up, hazardous or toxic substances, could subject the Company to significant liabilities including joint and severe liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, results of operations and financial condition. In addition, the installation of base stations by wireless service providers may be delayed or restricted by various environmental regulations, land use restrictions and zoning ordinances. Any such delay or restriction could have a material adverse effect on the Company's business, results of operation and financial condition.

Government Regulation of Communications Industry

  Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. The FCC has proposed new regulations that would impose more stringent radio frequency emissions standards on the communications industry. If such proposed regulations are adopted, there can be no assurance that the Company and its customers will not be required to alter the manner in which radio signals are transmitted or to otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The Company is also subject to regulatory requirements in international markets where the Company is less prominent than local competitors and has less opportunity to influence regulatory and standards policies. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for the Company's products. Although recent deregulation of international communications industries along with recent radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new PCS networks, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays could have a material adverse effect on the Company's business, result of operations and financial condition.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements/Schedule:

Consolidated Financial Statements                                             Page(s)
---------------------------------                                             --------
Independent Auditors' Report                                                     24
Consolidated Balance Sheets - December 29, 1996 and December 31, 1995            25
Consolidated Statements of Income - Three years ended December 29, 1996          26
Consolidated Statements of Shareholders' Equity (Deficit) - Three years ended
   December 29, 1996                                                             27
Consolidated Statements of Cash Flows - Three years ended December 29, 1996      28
Notes to Consolidated Financial Statements                                       29-39

Financial Statement Schedules
Schedule II - Consolidated Valuation and Qualifying Accounts - Three years
 ended December 29, 1996                                                         46

Exhibit 11.1 - Pro forma net income and net income per share calculation

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. (formerly Milcom International, Inc.) (the "Company") as of December 29, 1996 and December 31, 1995, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 29, 1996. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 1996 and December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Deloitte & Touche LLP


Costa Mesa, California
January 15, 1997

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 29,    DECEMBER 31,
ASSETS:                                                                    1996            1995
                                                                       -------------   -------------
Current Assets:
     Cash and cash equivalents                                         $ 32,386,331    $  5,860,785
     Accounts receivable, net of allowance for doubtful
          accounts of $485,368 and $122,532 at December 29,
          1996 and December 31, 1995 respectively                         3,324,699       3,103,990
     Inventories, net                                                     4,707,545       4,724,261
     Income tax refund receivable                                                 -         609,550
     Prepaid expenses and other current assets                              327,816          15,163
     Deferred tax assets                                                  1,875,572       1,031,482
                                                                       ------------    ------------
          Total current assets                                           42,621,963      15,345,231
                                                                       ------------    ------------
Property and equipment                                                    5,211,764       1,800,078
Accumulated depreciation and amortization                                (1,011,132)       (734,285)
                                                                       ------------    ------------
      Net property and equipment                                          4,200,632       1,065,793
                                                                       ------------    ------------
Other assets                                                                109,606          52,299
                                                                       ------------    ------------
TOTAL ASSETS                                                           $ 46,932,201    $ 16,463,323
                                                                       ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                                  $  3,588,885    $  3,508,098
     Accrued expenses and other liabilities                               3,878,396       2,080,446
     Due to shareholders                                                          -          50,000
     Current portion of long-term debt                                      253,747          66,824
     Income taxes payable                                                 1,658,019               -
                                                                       ------------    ------------
          Total current liabilities                                       9,379,047       5,705,368
                                                                       ------------    ------------

     Deferred tax liabilities                                               189,432               -
     Long-term debt                                                         520,399         137,526
                                                                       ------------    ------------
TOTAL LIABILITIES                                                        10,088,878       5,842,894
                                                                       ------------    ------------

Commitments and contingency (Note 10):
Series A Convertible Preferred Stock (Note 6), $.0001
     par value; 3,375,900 shares authorized and no shares
     outstanding at December 29, 1996 and 3,375,900 shares
     outstanding at December 31, 1995                                             -      14,498,193
Shareholders' Equity (Deficit) (Notes 2, 6 and 9):
Preferred Stock, $.0001 par value, 5,000,000 shares
     authorized and no shares outstanding
Common Stock, $.0001 par value, 40,000,000 shares
     authorized and 15,862,500 shares issued and outstanding at
     December 29, 1996,  20,000,000 shares authorized and
     8,886,150 shares issued and outstanding at December 31, 1995        33,570,573         471,380
Retained earnings                                                        15,504,130       7,882,236
Less treasury stock at cost                                             (12,231,380)    (12,231,380)
                                                                       ------------    ------------
     Total shareholders' equity (deficit)                                36,843,323      (3,877,764)
                                                                       ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 46,932,201    $ 16,463,323
                                                                       ============    ============


The accompanying notes are an integral part of these financial statements

                          POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED
                                                   -------------------------------------------
                                                   DECEMBER 29,   DECEMBER 31,   DECEMBER 31,
                                                       1996           1995           1994
                                                   ------------   ------------   -------------

Net sales                                           $60,330,864    $36,044,438    $22,860,634
Cost of sales                                        34,770,160     22,713,227     14,465,477
                                                    -----------    -----------    -----------
Gross profit                                         25,560,704     13,331,211      8,395,157
                                                    -----------    -----------    -----------
Operating expenses:
     Sales and marketing                              4,364,834      1,557,282        570,276
     Research and development                         5,770,523      2,252,254      1,432,544
     General and administrative                       2,990,580      1,958,228      1,517,704
                                                    -----------    -----------    -----------
Total operating expenses                             13,125,937      5,767,764      3,520,524
                                                    -----------    -----------    -----------

Operating income                                     12,434,767      7,563,447      4,874,633
Other income (expense)                                  483,696         32,237        (19,892)
                                                    -----------    -----------    -----------

Income before income taxes                           12,918,463      7,595,684      4,854,741
Provision for income taxes                            5,296,569      3,115,648      1,908,406
                                                    -----------    -----------    -----------

Net income                                          $ 7,621,894    $ 4,480,036    $ 2,946,335
                                                    ===========    ===========    ===========

Net income and pro forma net income per share             $0.52          $0.31
                                                    ===========    ===========

Weighted average and pro forma
weighted average common shares                       14,606,372     14,475,481
                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                                     Total
                                                                                                                 Shareholders'
                                           Common Stock               Treasury Stock                                 Equity
                                    --------------------------   -------------------------
                                      Shares         Amount       Shares        Amount       Retained Earnings     (Deficit)
                                    -----------   ------------   ---------   -------------   -----------------   --------------

Balance at January 1, 1994          13,950,000    $   740,000            -   $          -          $   455,865    $  1,195,865

Net income                                   -              -            -              -            2,946,335       2,946,335
                                    ----------    -----------    ---------   ------------          -----------    ------------
Balance at December 31, 1994        13,950,000        740,000                                        3,402,200       4,142,200

Repurchase of Common
    Stock (Note 6)                  (5,063,850)      (268,620)   5,063,850    (12,231,380)                   -     (12,500,000)
Net income                                   -              -            -              -            4,480,036       4,480,036
                                    ----------    -----------    ---------   ------------          -----------    ------------
Balance at December 31, 1995         8,886,150        471,380    5,063,850    (12,231,380)           7,882,236      (3,877,764)

Issuance of Common Stock
    related to the exercise of
    stock options (Note 9)             112,500        300,000            -              -                    -         300,000
Issuance of Common Stock
     related to the IPO, net         1,800,000     18,301,000            -              -                    -      18,301,000
Conversion of Preferred Stock
     to Common Stock (Note 6)        5,063,850     14,498,193            -              -                    -      14,498,193
Net income                                   -              -            -              -            7,621,894       7,621,894
                                    ----------    -----------    ---------   ------------          -----------    ------------
Balance at December 29, 1996        15,862,500    $33,570,573    5,063,850   $(12,231,380)         $15,504,130    $ 36,843,323
                                    ==========    ===========    =========   ============          ===========    ============


   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          DECEMBER 29,    DECEMBER 31,    DECEMBER 31,
                                                              1996            1995            1994
                                                          -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 7,621,894    $  4,480,036     $ 2,946,335
  Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                656,733         353,929         166,597
  Deferred income taxes                                       (654,658)       (609,927)       (399,127)
  Changes in assets and liabilities:
   Accounts receivable                                        (220,709)     (1,675,766)      1,127,618
   Inventories                                                  16,716      (1,448,235)     (2,350,424)
   Income tax refund receivable                                609,550        (609,550)              -
   Prepaid expenses and other current assets                  (312,653)        (48,730)         (5,694)
   Accounts payable                                             80,787       2,066,914      (1,277,867)
   Accrued expenses and other liabilities                    1,797,950         737,138       1,379,052
   Other assets                                                (57,307)              -               -
   Income taxes payable                                      1,658,019      (2,304,855)      2,072,384
                                                           -----------    ------------     -----------
  Net cash provided by operating activities                 11,196,322         940,954       3,658,874
                                                           -----------    ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (3,791,572)       (537,909)       (207,502)
  Sale (purchase) of short-term investments                          -         494,795        (494,795)
                                                           -----------    ------------     -----------
  Net cash used in investing activities                     (3,791,572)        (43,114)       (702,297)
                                                           -----------    ------------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                        (133,747)        (65,459)       (284,880)
  Proceeds from sale of assets                                 703,543               -               -
  Increase (decrease) in amounts due to shareholders           (50,000)              -               -
  Issuance of Preferred Stock                                        -      14,498,193               -
  Issuance of Common Stock                                  18,301,000               -               -
  Repurchase of Common Stock                                         -     (12,500,000)              -
  Proceeds from exercise of stock options                      300,000               -               -
                                                           -----------    ------------     -----------
 Net cash provided by (used in) financing activities        19,120,796       1,932,734        (284,880)
                                                           -----------    ------------     -----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                          26,525,546       2,830,574       2,671,697
CASH AND CASH EQUIVALENTS, beginning                         5,860,785       3,030,211         358,514
                                                           -----------    ------------     -----------
CASH AND CASH EQUIVALENTS, ending                          $32,386,331    $  5,860,785     $ 3,030,211
                                                           ===========    ============     ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                 $    18,393    $     56,783     $    58,942
                                                           ===========    ============     ===========
  Income taxes                                             $ 3,809,000    $  6,665,000     $   235,149
                                                           ===========    ============     ===========
NON CASH ITEMS:
Acquisition of property through capital lease              $   703,543               -     $   248,141
                                                           ===========                     ===========
Conversion of Preferred Stock to Common Stock              $14,498,193               -               -
                                                           ===========

   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   NATURE OF OPERATIONS

  Powerwave Technologies, Inc. (formerly Milcom International, Inc.) (the "Company") is a Delaware corporation engaged in the design, manufacture and sale of radio frequency ("RF") power amplifiers and related electronic equipment for use in the wireless communications market. The Company manufactures both single carrier and multi-carrier amplifiers, with a focus on multi-carrier products. The Company's products are currently being utilized on cellular base stations in both digital and analog-based networks. The Company's products support a wide range of digital and analog transmission protocols. The Company also produces power amplifiers for the specialized mobile radio ("SMR") market, which is characterized as a two-way radio market with devices commonly utilized by police and emergency personnel and the business dispatch marketplace. The Company also manufactures air-to-ground amplifiers.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its foreign sales corporation. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

  The Company operated on a calendar fiscal year basis through fiscal 1995. Commencing with fiscal year 1996, the Company adopted a conventional 52/53 week accounting fiscal year. Beginning in 1996, the Company's fiscal year ends on the Sunday closest to December 31st. Fiscal year 1996 ended on December 29, 1996.

Cash and Cash Equivalents

  Cash and cash equivalents generally consist of cash, time deposits, commercial paper, money market preferred stocks, money market funds and other money market instruments. The Company invests its excess cash in only investment grade money market instruments from a variety of industries and, therefore, bears minimal risk. These securities all have original maturity dates of three months or less. Such investments are stated at cost, which approximates fair value, and are considered cash equivalents for purposes of reporting cash flows.

Accounts Receivable

  The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations.

Inventories

  Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company periodically reviews inventory quantities on hand and provides reserves for obsolete inventory based primarily on current production requirements and forecasted product demand.

Property and Equipment

  Property and equipment are stated at cost. The Company depreciates these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

          Machinery and equipment             2 to 5 years
          Office furniture and equipment      5 years
          Leasehold improvements              7 to 10 years
          Property under capital leases       3 to 5 years

Fair Value of Financial Instruments

  SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS No. 107 as financial instruments. Financial instruments are generally defined by SFAS No. 107 as cash or a contractual obligation that both conveys to one entity a right to receive cash or other financial instruments from another entity and imposes on the other entity the obligation to deliver cash or other financial instruments to the first entity. At December 31, 1995 and December 29, 1996, management believes that the carrying amounts of cash, receivables and trade payables approximate fair value because of the short maturity of these financial instruments.

New Accounting Pronouncement

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for non-employee transactions no later than after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period.

  Pursuant to the new accounting standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting. The Company has determined that it will not change to the fair value method and will continue to use Accounting Principle Board Opinion No. 25 for measurement and recognition of employee stock-based transactions (See Note 9).

Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefits result from the recognition of temporary differences between financial statement and income tax reporting of income and expenses.

Revenue Recognition

  The Company recognizes revenue from product sales at the time of shipment. The Company also offers its customers, on a limited basis, a right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience.

Stock Split

  In October 1995, the Company's shareholders approved a 9,300 for one stock split of the Company's Common Stock. The Company also changed the number of common shares authorized from 1,000 shares to 20,000,000 shares and the par value per share from $1 per share to $.0001 per share. All Common Stock information included in the accompanying consolidated financial statements has been restated to reflect such stock split.

  In October 1996, the Company's Board of Directors approved a 3-for-2 stock split of the Company's Common Stock effective October 8, 1996, and increased the number of shares of authorized Common Stock to 40,000,000. All share and per share information relating to Common Stock and conversion amounts relating to Series A Convertible Preferred Stock ("Series A Preferred Stock") and stock options included in the accompanying consolidated financial statements and footnotes have been restated to reflect the stock split for all periods presented.

Net Income and Pro Forma Net Income Per Share

   Net income and pro forma net income per share amounts are based upon the weighted average number of common shares, dilutive common equivalent shares for each period presented and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Weighted average and pro forma weighted average common and common equivalent shares include Common Stock, Stock Options using the treasury stock method and the conversion of outstanding shares of Series A Preferred Stock into shares of Common Stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method.

Use of Estimates

  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

Customer Concentrations and International Sales

  The Company's product sales have historically been concentrated in a small number of customers. During the years ended December 31, 1994, 1995 and December 29, 1996, sales to three customers (four customers for year ended December 29, 1996) totaled $14,861,190, $20,741,883, and $50,330,957 or 65%,
58%, and 83% of net sales, respectively. The loss of, or reduction in, sales to any such customers would have a material adverse effect on the Company's business, operating results and financial condition.

  During the years ended December 31, 1994, 1995 and December 29, 1996, international sales, primarily to the Asian market, were $1,981,203, $24,202,748, and $46,591,560 respectively.

Supplier Concentrations

  Certain of the Company's products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its power amplifiers from single sources. Any inability to obtain single sourced components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions or interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, operating results and financial condition until alternative sources could be developed.

NOTE 3. INVENTORIES

  Inventories consist of the following at December 29, 1996 and December 31, 1995:


                                                       1996           1995
                                                    -----------    ----------

     Parts and components...................        $ 3,178,401    $2,646,063
     Work-in-process........................          1,345,035     1,695,172
     Finished goods.........................            184,109       383,026
                                                    -----------    ----------
     Total..................................        $ 4,707,545    $4,724,261
                                                    ===========    ==========

NOTE 4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 29, 1996 and December 31, 1995:

                                                     1996          1995
                                                 -----------    ----------
     Machinery and equipment.................    $ 2,500,455    $1,062,094
     Office furniture and equipment..........      1,413,881       538,398
     Leasehold improvements..................      1,281,870       199,586
     Construction in progress................         15,558             -
                                                 -----------    ----------
                                                   5,211,764     1,800,078
     Less accumulated depreciation
     and amortization........................     (1,011,132)     (734,285)
                                                 -----------    ----------
     Net property and equipment..............    $ 4,200,632    $1,065,793
                                                 ===========    ==========

  Included in property and equipment are assets under capital lease of $351,801 and $867,134 at December 31, 1995 and December 29, 1996, respectively. Accumulated amortization of assets under capital lease was $140,875 and $123,836 at December 31, 1995 and December 29, 1996, respectively.

NOTE 5.   FINANCING ARRANGEMENTS

  At December 31, 1995 the Company had a revolving line of credit of $3 million secured by substantially all of the Company's assets. Borrowings under the line bear interest at the bank's reference rate plus .25%. This line of credit expired in May 1996. On May 30, 1996, the Company entered into a new $5 million unsecured revolving credit agreement with the same financial institution. This credit agreement allows the Company to borrow at the bank's reference rate (8.25% at December 29, 1996). The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. This line of credit will expire on May 31, 1997. The credit agreement contains covenants regarding certain financial statement amounts, ratios and activities of the Company. At December 29, 1996, the Company was in compliance with all covenants. The Company has not utilized this credit facility.

NOTE 6.   SHAREHOLDERS' EQUITY

Preferred Stock

  During October 1995, the Company sold 3,375,900 shares of Series A Preferred Stock at $4.44 per share and raised net proceeds of $14,498,193. Such shares are redeemable at the option of the holder and therefore are classified outside of shareholders' equity at December 31, 1995. The Company then used a portion of the proceeds to purchase 5,063,850 shares of the Company's Common Stock at $2.47 per share from the shareholders. A total of $12,500,000 was paid to Shareholders to purchase such shares. These shares are being held as treasury stock by the Company as of December 31, 1995 and December 29, 1996. The Series A Preferred Stock shares were convertible, at the holder's option, into shares of Common Stock on a 1 to 1.5 share basis (adjusted for the October 1996 stock split). Upon completion of the Company's initial public offering in December 1996, the Series A Preferred Stock was automatically converted into Common Stock. The Series A Preferred Stock carried a dividend rate of 12% per annum which accrued beginning in January 1996. Per the terms of the Series A Preferred Stock, such accrued dividends were canceled upon completion of the Company's initial public offering ("IPO") and the corresponding accrued dividends reversed.


NOTE 7.   INCOME TAXES

  The provision for income taxes for the years ended December 29, 1996, December 31, 1995 and December 31, 1994 consists of the following:


                                        1996          1995          1994
                                     -----------   -----------   -----------
     Current:
      Federal                        $4,663,553    $2,900,929    $1,800,618
      State                           1,287,674       824,646       506,915
                                     ----------    ----------    ----------
      Total current provision         5,951,227     3,725,575     2,307,533
     Deferred:
      Federal                          (570,807)     (493,630)     (333,148)
      State                             (83,851)     (116,297)      (65,979)
                                     ----------    ----------    ----------
     Provision for income taxes      $5,296,569    $3,115,648    $1,908,406
                                     ==========    ==========    ==========


  The difference between income taxes provided in the financial statements and as required by the federal statutory rate of 35% for the years ended December 29, 1996, December 31, 1995 and December 31, 1994 is as follows:


                                                 1996          1995          1994
                                              -----------   -----------   -----------
     Taxes at federal statutory rate          $4,521,461    $2,658,489    $1,699,159
     State taxes, net of federal benefit         782,485       460,427       286,608
     Other                                        (7,377)       (3,268)      (77,361)
                                              ----------    ----------    ----------
     Provision for income taxes               $5,296,569    $3,115,648    $1,908,406
                                              ==========    ==========    ==========

  At December 29, 1996 and December 31, 1995, the Company's net deferred tax asset was comprised of the following major components:


                                                1996          1995
                                             -----------   -----------
     Depreciation of property                $ (189,432)    $    2,434
     Accruals and reserves                      812,094        437,574
     Costs capitalized into inventories         639,496        362,452
     State taxes                                423,982        229,022
                                             ----------     ----------
     Net deferred tax asset                  $1,686,140     $1,031,482
                                             ==========     ==========

NOTE 8.  PROFIT-SHARING AND PENSION PLANS

  The Company sponsors a 401(k) profit-sharing plan covering all eligible employees. For the years ended December 31, 1995 and December 29, 1996, the Board authorized $340,000 and $595,000 in contributions to the profit-sharing plan, respectively.

  The 401(k) pension plan provides for Company matching participant contributions up to a maximum of 10% of each participant's annual contribution. Employee contributions are limited to 15% of base salary. Contributions for the years ended December 31, 1995 and December 29, 1996 were $15,669 and $21,783 respectively.

NOTE 9.   STOCK OPTION PLANS

  1995 Stock Option Plan - Effective December 4, 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), as amended, to permit executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors. Each option agreement includes a provision requiring the Optionee to consent to the terms of the agreement. The 1995 Plan provides for the grant of nonstatutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company's Board of Directors. In addition, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company's Board of Directors, for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Options generally vest at the rate of 25% on the first anniversary date and 2% per month thereafter and expire no later than ten years after the grant date. Up to 1,938,615 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Under an agreement with the Company, certain shareholders have agreed that, once the Company has issued an initial 1,095,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise will be coupled with a pro rata redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 843,615 shares of the Company's Common Stock. As of December 29, 1996, 112,500 options have been exercised under the 1995 Plan and there were 1,824,252 options outstanding under the 1995 Plan at a weighted average exercise price of $3.33.

  1996 Stock Incentive Plan - On October 7, 1996 the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan"), which became effective upon the completion of the Company's IPO. The 1996 Plan covers an aggregate of 1,500,000 shares of Common Stock plus any shares which are or become available for grant under the 1995 Plan. The 1996 Plan provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The purpose of the 1996 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. There were 80,000 options outstanding under the 1996 Plan as of December 29, 1996 at a weighted average exercise price of $11.50.

  1996 Director Stock Option Plan - On October 7, 1996 the Company adopted the 1996 Director Stock Option Plan (the "Director Plan"), which became effective upon the completion of the Company's IPO. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 200,000 shares of Common Stock of the Company. The Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company automatically will be eligible to receive options to purchase stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after the Company's initial public offering under the Securities Act of 1933 (the "Offering Date") will be granted an initial option under the plan covering 30,000 shares of Common Stock. Furthermore, on the Offering Date, and on each anniversary date thereof, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 5,000 shares of Common Stock. There were 15,000 options outstanding under the Director Plan as of December 29, 1996 at a weighted average exercise price of $11.50.


The following table summarizes activity under all of the Company's stock option plans:

                                                                                Number of
                                                                                 Options
                                                                                Exercisable
                                            Number of       Price Per             as of
                                             Shares           Share           December 29, 1996
                                            ---------       ---------         -----------------
Balance at January 1, 1995
 Granted                                     562,500        $2.47- 2.71              219,087

Balance at December 31, 1995                 562,500        $2.47- 2.71              219,087
  Granted                                  1,538,400        $2.67-11.50               43,403
  Exercised                                 (112,500)       $2.67
  Canceled                                   (69,148)       $2.67- 4.67
                                           ---------                                --------
Balance at December 29, 1996               1,919,252        $2.47-11.50              262,490
                                           =========                                ========



At December 29, 1996, 1,606,863 options were available for grant under the all of the Company's option plans.


                                       Options Outstanding
                                       at December 29, 1996
----------------------------------------------------------------------------------------------                           Weighted
                                                           Weighted         Weighted Average         Options             Average
Range of                                   Options          Average             Remaining           Exercisable          Exercise
Exercise Prices                          Outstanding     Exercise Price      Contractual Life    at Dec. 29, 1996         Price
---------------                          -----------     --------------     -----------------    ----------------        ---------
                                                                                 (years)
$2.47                                      473,250           $ 2.47                8.9                207,369             $   2.47
$2.67 - 2.71                               660,000           $ 2.67                9.1                 11,718             $   2.71
$4.00 - 4.67                               684,002           $ 4.51                9.5                 43,403             $   4.64
$10.00 -11.50                              102,000           $11.40                9.2                      -                    -
                                         ---------                                                    -------
Total                                    1,919,252           $ 3.74                9.2                262,490             $   2.84
                                         =========                                                    =======

  The price at which options were granted at during 1995 and during 1996, prior to the Company's IPO, were based upon an independent appraisal of the value of the Company. The Company will record compensation expense of approximately $123,175 relating to the difference between estimated fair market value and the actual value of 28,425 options granted in September 1996 over the vesting term of such options. The first vesting of these options occurs during the third quarter of fiscal 1997.


  The estimated fair value of options granted during 1996 was $2.44 per share. The estimated fair value of options granted during 1995 was $1.33 per share.
The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share for the years ended December 29, 1996 and December 31, 1995 would have been reduced to the pro forma amounts indicated in the following table:


                                                         December 29, 1996    December 31, 1995
                                                         ------------------   ------------------
  Net income before taxes
          As reported                                          $12,918,463          $ 7,595,684
  Less:  Net expense per SFAS 123                               (1,383,951)             (80,454)
                                                               -----------          -----------
  Pro forma operating income before taxes                       11,534,512            7,515,230
  Less:  Pro forma provision for income taxes                   (4,729,150)          (3,081,244)
                                                               -----------          -----------
  Pro forma net income                                         $ 6,805,362          $ 4,433,986
                                                               ===========          ===========
  Net income as reported                                       $ 7,621,894          $ 4,480,036
                                                               ===========          ===========

  Net income per common and common equivalent share
               As reported                                     $      0.52          $      0.31
               Pro forma                                       $      0.47          $      0.31

  Weighted average and pro forma weighted average
               common shares                                    14,606,372           14,475,481
                                                               ===========          ===========

  The fair value of options granted under the Company's stock option plans during 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach with the following weighted-average assumptions used: no dividend yield, expected volatility of 83%, risk free interest rates of 5.87% to 6.21% and expected lives of five years. Forfeitures are recognized as they occur.

  Employee Stock Purchase Plan - On October 7, 1996, the Company adopted the Employee Stock Purchase Plan (the "Purchase Plan"), to be effective upon completion of the Company's planned initial public offering. The Purchase Plan covers an aggregate of 500,000 shares of Common Stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by six-month offerings with purchases occurring at six month intervals commencing February 7, 1997. The Purchase Plan will be administered by the Compensation Committee. Employees will be eligible to participate if they are employed by the Company for at least 30 hours per week and if they have been employed by the Company for at least 180 days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in any offering at any time during the offering period, and participation ends automatically on termination of employment. The Board may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect options previously granted under the Purchase Plan. The first offering period under the Purchase Plan commenced on December 5, 1996, with the completion of the Company's IPO. Employee contributions commence in February 1997. There were no rights to purchase outstanding under the Purchase Plan at December 29, 1996.


NOTE 10.  COMMITMENTS AND CONTINGENCIES

  The Company leased its former manufacturing and headquarters facility from its shareholders. During July 1996, the Company moved from its previous facility and into a new facility in Irvine, California. The Company leases its new manufacturing and headquarters facility from a limited liability company owned by three of the Company's shareholders. The lease term commenced on July 15, 1996, and will continue for ten years. The Company paid $1,000,000 to the limited liability company as payment for additional tenant improvements made to the facility at the request of the Company. The Company has an option to purchase the facility at fair market value during the lease term. The Company also leases equipment from unrelated parties. Future minimum lease payments required under operating leases and the present value of future minimum lease payments for capital leases at December 29, 1996 are as follows:


                                              COMMITMENT TO   OPERATING    CAPITALIZED
                                              SHAREHOLDERS      LEASES        LEASES
                                              -------------   ----------   ------------
     Fiscal Year:
       1997                                      $  704,246   $  662,152     $ 302,528
       1998                                         714,810      619,399       284,620
       1999                                         735,937      593,134       262,994
       2000                                         757,065       11,396        16,149
       2001                                         778,192            -             -
       Thereafter                                 3,760,676            -             -
                                                 ----------   ----------     ---------
     Total future minimum lease payments         $7,450,926   $1,886,081       866,291
                                                 ==========   ==========
     Less amount representing interest                                         (92,145)
                                                                             ---------
     Present value of future minimum
       lease payments                                                          774,146
     Less current portion                                                     (253,747)
                                                                             ---------
                                                                             $ 520,399
                                                                             =========

  Total rent expense was $168,721, $173,142 and $378,373 for the years ended December 31, 1994, 1995 and December 29, 1996, respectively.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial condition of the Company.


NOTE 11.   GEOGRAPHIC INFORMATION

  The Company operates in one industry segment: the design, manufacture and sale of RF power amplifiers for use in wireless communication networks. The Company currently markets its products through its manufacturers' representative sales force as well as its own internal sales force. All of the Company's manufacturing and design operations are located at its headquarters facility in California. The following table summarizes the Company's sales by region:


(In thousands)                                  Domestic   International      Total
---------------------------------------------------------------------------------------
Sales for the year ended December 29, 1996       $13,739      $46,592         $60,331

Sales for the year ended December 31, 1995       $11,842      $24,202         $36,044

Sales for the year ended December 31, 1994       $20,880      $ 1,981         $22,861

NOTE 12.  ROYALTY AGREEMENT

  The Company has a royalty agreement related to the sale of air-to-ground amplifiers which requires payment of a 10% commission on certain licensed products. Total royalty expense was $387,061, $499,141 and $284,070 for the years ended December 31, 1994, 1995 and December 29, 1996, respectively. For the years ended December 31, 1994, 1995 and December 29, 1996, sales of the related product represented 17%, 14% and 5% of net sales, respectively. The Company does not currently have any royalty commitments beyond December 1996.

NOTE 13.   OTHER INFORMATION

  Accrued expenses and other liabilities consist of the following at December 29, 1996 and December 31, 1995:


                                                      1996         1995
                                                   ----------   ----------
     Accrued expenses and other liabilities:
     Accrued warranty costs                        $  871,330   $  320,594
     Accrued sales returns                            324,586      480,000
     Accrued royalties                                      -      149,021
     Accrued payroll and employee benefits          1,520,119      755,828
     Other accrued expenses                         1,162,361      375,003
                                                   ----------   ----------
                                                   $3,878,396   $2,080,446
                                                   ==========   ==========

NOTE 14.  RELATED PARTY TRANSACTIONS

  As of December 31, 1995, the Company had an outstanding unsecured note payable in the amount of $50,000 to a relative of the majority stockholder. The note bore interest at 8%, matured in February 1996 and was repaid. As of December 29, 1996, the Company had no significant amounts payable to shareholders other than that described below.

  As disclosed in Note 10, the Company leases its manufacturing and office facility from certain of the Company's shareholders. Rent paid to the shareholders was $160,320, $166,782 and $365,472 for the years ended December 31, 1994, 1995 and December 29, 1996, respectively.

  In August 1995, the Company entered into a Technology License Agreement with Unique Wireless Developments, L.L.C., a Delaware limited liability company. Under the agreement, the Company obtained exclusive rights to use certain amplifier technology for the SMR market in exchange for certain royalties, including a non-refundable (with certain exceptions) up front royalty totaling $300,000, of which $250,000 has been paid. A member of the Board of Directors of the Company is Executive Vice President of Unique Technologies International, L.L.C., an affiliate of Unique Wireless Developments, L.L.C. During the year ended December 31, 1995, the Company expensed such royalty payment.

NOTE 15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                    FIRST      SECOND       THIRD     FOURTH
                                   --------   ---------   ---------   -------
1996:                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Net sales                          $13,807    $15,301     $14,486    $16,736
 Cost of sales                        8,229      9,000       8,142      9,399
                                    -------    -------     -------    -------
 Gross profit                         5,578      6,301       6,344      7,337
 Operating expenses:
   Sales and marketing                1,056      1,103       1,156      1,050
   Research and development           1,075      1,375       1,583      1,736
   General and administrative           612        671         721        987
                                    -------    -------     -------    -------
 Total operating expenses             2,743      3,149       3,460      3,773
                                    -------    -------     -------    -------
 Operating income                     2,835      3,152       2,884      3,564
 Other income                            59        120         154        151
                                    -------    -------     -------    -------
 Income before income taxes           2,894      3,272       3,038      3,715
 Provision for income taxes           1,186      1,342       1,246      1,523
                                    -------    -------     -------    -------
 Net Income                         $ 1,708    $ 1,930     $ 1,792    $ 2,192
                                    =======    =======     =======    =======


                                    FIRST      SECOND      THIRD      FOURTH
                                   --------   --------    --------    -------
1995:                                         (IN THOUSANDS)
 Net sales                          $ 4,593    $ 6,980     $10,811    $13,660
 Cost of Sales                        3,337      4,616       6,601      8,159
                                    -------    -------     -------    -------
 Gross profit                         1,256      2,364       4,210      5,501
 Operating expenses:
   Sales and marketing                  227        338         448        544
   Research and development             298        461         642        851
   General and administrative           397        441         450        670
                                    -------    -------     -------    -------
 Total operating expenses               922      1,240       1,540      2,065
                                    -------    -------     -------    -------

 Operating income                       334      1,124       2,670      3,436
 Other income (expense)                  18        (11)         (7)        32
                                    -------    -------     -------    -------
 Income before income taxes             352      1,113       2,663      3,468
 Provision for income taxes             144        457       1,093      1,422
                                    -------    -------     -------    -------
 Net income                         $   208    $   656     $ 1,570    $ 2,046
                                    =======    =======     =======    =======


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

  GREGORY M. AVIS, 38, has been a member of the Company's Board of Directors since October, 1995. Mr. Avis has been a managing partner of Summit Partners, a venture capital investment firm, since January 1990. Mr. Avis also serves on the Board of Directors of CMG Information Services, Inc., Digital Link Corp. and Splash Technology Holdings, Inc. Mr. Avis became a member of the Board of Directors pursuant to the terms of a Stockholder's Agreement between the Company and Summit Partners.

  ALFONSO G. CORDERO, 57, one of the founders of the Company, has served as a director since the Company's inception. From June 1985 to January 1996, Mr. Cordero served as Chief Executive Officer of the Company and currently serves as Chairman of the Company. Mr. Cordero is married to Mercy B. Cordero, Vice President, Administration.

  BRUCE C. EDWARDS, 43, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Diamond Multimedia Systems, Inc. and HMT Technology Corporation.

  DAVID L. GEORGE, 43 has been a member of the Company's Board of Directors since November 1995. Mr. George has served as Executive Vice President of Unique Technologies International, L.L.C., an SMR network company, since February 1994. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America.

  EUGENE L. GODA, 60 has been a member of the Company's Board of Directors since November 1995. For the past year, Mr. Goda has been a consultant and private investor. From October 1991 to October 1995, Mr. Goda served as CEO of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as CEO of Meridian Software Systems.

  RICH SHAPERO, 49, has been a member of the Company's Board of Directors since October 1995. Mr. Shapero has been a general partner of CrossPoint Venture Partners, a venture capital investment firm, since April 1993. From January 1991 to June 1992, he served as Chief Operating Officer of Shiva Corporation, a computer network company. Mr. Shapero became a member of the Board of Directors pursuant to the terms of a Stockholder's Agreement between the Company and Crosspoint Venture Partners.

  SAM YAU, 48, has been a member of the Company's Board of Directors since November 1995. Mr. Yau has served as Chief Executive Officer of National Education Corporation, an education training and supply company, since May 1995. From May 1993 to November 1994, he served as Chief Operating Officer of Advacare, Inc. and from May 1987 to May 1993 as Senior Vice President, Finance and Administration of Archive Corporation (now part of Seagate Technologies, Inc.). Mr. Yau currently serves on the Board of Directors of National Education Corporation and Procom Technology, Incorporated.

EXECUTIVE OFFICERS

  PETER L. MANNO, 54, joined the Company in April 1996 as Executive Vice President. Prior to joining the Company, Mr. Manno served as Corporate Vice President, Sales and Marketing of M/A-Com Corporation, from February 1992 to April 1996. From August 1984 to December 1991, Mr. Manno was Vice President of Sales and marketing for Avantek, Inc.

  KEVIN T. MICHAELS, 38, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995. From July 1991 to October 1995 Mr. Michaels was Treasurer of AST Research, Inc. and from June 1986 to June 1991, he was Assistant Treasurer.

  KI Y. NAM, 37, has served as Vice President, New Business Development of the Company since November 1995 Mr. Nam has held various positions with the Company, including Senior Engineer and Vice President, Engineering, since joining the Company in April 1989.

ITEM 11.  EXECUTIVE COMPENSATION

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 29, 1996.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:

       (1)  Index to Financial Statements
            The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

       (2)  Financial Statement Schedules
            The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report.

            All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibit
Number                           Description
------                           -----------

 3.2 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

 3.4 Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

 4.1 Stockholders' Agreement, dated October 10, 1995, among the Company and certain shareholders (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 4.2   Amendment to Stockholders Agreement (incorporated by reference to Exhibit
       4.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8,
       1996).

 10.1 Milcom International, Inc. 1995 Stock Option Plan (the "1995 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.2 Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.3  Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to
       Exhibit 10.3 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.4 Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the "1996 Plan") (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.5 Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.6 Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.7 Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the "Director Plan") (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

Exhibit
Number                            Description
------                            -----------

 10.8 Form of Stock Option Agreement for Director Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.9 Powerwave Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.10 Series A Convertible Preferred Stock Purchase Agreement, dated October 10, 1995, among the Company and certain shareholders (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.11 Redemption Agreement, dated October 10, 1995, among the Company and certain shareholders (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.12 Registration Rights Agreement, dated October 10, 1995, among the Company and certain shareholders (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.13 Indemnification Agreement, dated October 10, 1995, between the Company and certain shareholders (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.14 Form of Indemnification Agreement (incorporated by reference to Exhibit
       10.14 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8,
       1996).*

 10.15 Standard Industrial/Commercial Single-Tenant Lease, dated November 8, 1993, between the Company and 17500 Gillette Partnership (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.16 Standard Industrial/Commercial Single-Tenant Lease-Net, dated July 1, 1996, between the Company and CNH, LLC, a California limited liability company (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.17 Business Loan Agreement, dated May 30, 1996 between the Company and Bank of America (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.18 Agreement, dated February 16, 1996, between the Company and LG Information & Communications Ltd (portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406) (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.19 Agreement, dated July 20, 1995, between the Company and Samsung Electronics (portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406) (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 10.20 Technology License Agreement, dated August 30, 1995, between the Company and Unique Wireless Developments, L.L.C., a Delaware limited liability company (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

 11.1  Computation of pro forma net income and net income per share.

 21.1  Subsidiaries of the registrant.

Exhibit
Number                        Description
------                        -----------

 23.1  Independent Auditor's Consent.

 27.1  Financial Data Schedule.

       *Indicates Item 14(a)(3) exhibit.

    (b) Financial Statements Schedules

        Schedule II Valuation and Qualifying Accounts

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 27th day of March, 1997.

                                    POWERWAVE TECHNOLOGIES, INC.



                                    By: /s/      Bruce C. Edwards
                                    -------------------------------------
                                    Bruce C. Edwards
                                    President and Chief Executive Officer

  We, the undersigned directors and officers of Powerwave Technologies, Inc., do hereby constitute and appoint Bruce C. Edwards and Kevin T. Michaels as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.



          SIGNATURE                          TITLE                      DATE
          ---------                          -----                      ----

/s/   Bruce C. Edwards          President, Chief Executive         March 27, 1997
-----------------------------   Officer and Director (Principal
      Bruce C. Edwards          Executive Officer)

/s/   Kevin T. Michaels         Vice President, Finance and        March 27, 1997
-----------------------------   Chief Financial Officer
      Kevin T. Michaels         (Principal Accounting Officer)

/s/   Alfonso G. Cordero        Chairman of the Board              March 27, 1997
-----------------------------
      Alfonso G. Cordero

/s/   Gregory M. Avis           Director                           March 27, 1997
-----------------------------
      Gregory M. Avis

/s/   Eugene L. Goda            Director                           March 27, 1997
-----------------------------
      Eugene L. Goda

/s/   David L. George           Director                           March 27, 1997
-----------------------------
      David L. George

/s/   Rich Shapero              Director                           March 27, 1997
-----------------------------
      Rich Shapero

/s/   Sam Yau                   Director                           March 27, 1997
----------------------------
      Sam Yau


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                          Balance at     Charges                    Balance at
                                          Beginning      to Costs                     End of
              Description                 of Period    and Expenses   Deductions      Period
---------------------------------------   ----------   ------------   -----------   ----------
Year ended December 29, 1996:
     Allowance for doubtful accounts        $122,532     $  376,592    $ (14,031)   $  485,368
     Inventory reserves                     $791,942     $1,008,000    $(398,746)   $1,401,195

Year ended December 31, 1995:
     Allowance for doubtful accounts        $ 10,000     $  120,946    $  (8,414)   $  122,532
     Inventory reserves                     $301,358     $  490,584            -    $  791,942

Year ended December 31, 1994:
     Allowance for doubtful accounts        $ 10,000                           -    $   10,000
     Inventory reserves                     $ 88,935     $  212,423            -    $  301,358
