Form 10-Q
period 1997-03-30
POWERWAVE TECHNOLOGIES INC
filed 1997-05-06
CIK 1023362

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXHANGE ACT OF 1934

       For the transition period from __________ to __________

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


       Registrant's telephone number, including area code: (714) 757-0530

                                --------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]   NO [_]

     As of May 5, 1997, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 16,241,324.


================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                                Page
                                                                                                ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets at March 30, 1997 (Unaudited)
                    and December 29, 1996.....................................................    3

                  Consolidated Statements of Income (Unaudited) for the three months ended
                    March 30, 1997 and March 31, 1996.........................................    4

                  Consolidated Statements of Cash Flows (Unaudited) for the three months ended
                    March 30, 1997 and March 31, 1996.........................................    5

                  Notes to Consolidated Financial Statements (Unaudited)......................    6-7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................................    8-18


PART II.  OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K............................................   19

SIGNATURES....................................................................................   19

Exhibit 11.1  Computation of Pro Forma Net Income and Net Income per Share....................   20


This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected or implied. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 30,     DECEMBER 29,
ASSETS:                                                              1997            1996
                                                                 -------------   -------------
Current Assets:                                                   (Unaudited)
     Cash and cash equivalents                                   $ 36,021,106    $ 32,386,331
     Accounts receivable, net of allowance for doubtful
          accounts of $610,842 and $485,368 at March 30,
          1997 and December 29, 1996, respectively............      6,305,922       3,324,699
     Inventories, net.........................................      6,356,448       4,707,545
     Prepaid expenses and other current assets................        618,262         327,816
     Deferred tax assets......................................      1,875,572       1,875,572
                                                                 ------------    ------------
          Total current assets................................     51,177,310      42,621,963

Property and equipment........................................      8,189,886       5,211,764
Accumulated depreciation and amortization.....................     (1,324,929)     (1,011,132)
                                                                 ------------    ------------
      Net property and equipment..............................      6,864,957       4,200,632
                                                                 ------------    ------------
Other assets..................................................        338,335         109,606
                                                                 ------------    ------------
TOTAL ASSETS..................................................   $ 58,380,602    $ 46,932,201
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable.........................................   $  5,881,233    $  3,588,885
     Accrued expenses and other liabilities...................      4,552,391       3,878,396
     Current portion of long-term debt........................        304,042         253,747
     Income taxes payable.....................................      3,098,479       1,658,019
                                                                 ------------    ------------
          Total current liabilities...........................     13,836,145       9,379,047

Deferred tax liabilities......................................        189,432         189,432
Other non-current liabilities.................................         21,934               -
Long-term debt................................................        630,887         520,399
                                                                 ------------    ------------
TOTAL LIABILITIES.............................................     14,678,398      10,088,878
                                                                 ------------    ------------

Commitments and contingency

Shareholders' Equity:
Preferred Stock, $.0001 par value, 5,000,000 shares
     authorized and no shares outstanding.....................              -               -
Common Stock, $.0001 par value, 40,000,000 shares
     authorized and 16,241,324 and 15,862,500 shares issued
     and outstanding at March 30, 1997 and December 29, 1996..     37,668,788      33,570,573
Retained earnings.............................................     18,264,796      15,504,130
Less treasury stock at cost...................................    (12,231,380)    (12,231,380)
                                                                 ------------    ------------
     Total shareholders' equity...............................     43,702,204      36,843,323
                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................   $ 58,380,602    $ 46,932,201
                                                                 ============    ============



   The accompanying notes are an integral part of these financial statements

                          POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      -------------------------
                                                       MARCH 30,     MARCH 31,
                                                         1997          1996
                                                      -----------   -----------

Net sales..........................................   $20,242,742   $13,807,400
Cost of sales......................................    11,527,916     8,229,251
                                                      -----------   -----------
Gross profit.......................................     8,714,826     5,578,149

Operating expenses:
     Sales and marketing...........................     1,580,623     1,055,601
     Research and development......................     2,211,404     1,074,662
     General and administrative....................       942,886       611,552
                                                      -----------   -----------
Total operating expenses...........................     4,734,913     2,741,815
                                                      -----------   -----------

Operating income...................................     3,979,913     2,836,334
Other income, net..................................       472,778        58,544
                                                      -----------   -----------

Income before income taxes.........................     4,452,691     2,894,878
Provision for income taxes.........................     1,692,023     1,186,900
                                                      -----------   -----------

Net income.........................................   $ 2,760,668   $ 1,707,978
                                                      ===========   ===========

Net income and pro forma net income per share......          $.17          $.12

Weighted average and pro forma
     weighted average common shares................    16,728,008    14,475,481



   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            MARCH 30,      MARCH 31,
                                                               1997           1996
                                                           ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................   $ 2,760,668    $ 1,707,978
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization.........................       313,795        126,072
  Changes in assets and liabilities:
   Accounts receivable..................................    (2,981,223)    (3,348,242)
   Inventories..........................................    (1,648,903)      (152,579)
   Income tax refund receivable.........................             -        609,550
   Prepaid expenses and other current assets............      (290,447)       (11,825)
   Accounts payable.....................................     2,292,347       (487,833)
   Accrued expenses and other liabilities...............       695,929      1,349,433
   Compensation costs related to stock options..........        16,026              -
   Other assets.........................................      (228,729)             -
   Income taxes payable.................................     1,592,022        502,350
                                                           -----------    -----------
  Net cash provided by operating activities.............     2,521,485        294,904
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment....................    (2,978,120)       (53,175)
  Sale of short-term investments........................             -         13,165
                                                           -----------    -----------
  Net cash used in investing activities.................    (2,978,120)       (40,010)
                                                           -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt..................       (75,049)       (67,699)
  Proceeds from sale of assets..........................       235,832              -
  Issuance of Common Stock..............................     3,884,019              -
  Proceeds from exercise of stock options...............        46,608              -
                                                           -----------    -----------
  Net cash provided by (used in) financing activities...     4,091,410        (67,699)
                                                           -----------    -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS.....................................     3,634,775        187,195
CASH AND CASH EQUIVALENTS, beginning....................    32,386,331      5,841,456
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, ending.......................   $36,021,106    $ 6,028,651
                                                           ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   Interest.............................................   $    19,267    $     4,664
                                                           ===========    ===========
   Income taxes.........................................   $   100,000    $    75,000
                                                           ===========    ===========
NON CASH ITEMS:
   Tax benefit related to stock options.................   $   151,562    $         -
                                                           ===========    ===========
   Acquisition of property through capital leases.......   $   235,832    $         -
                                                           ===========    ===========
   Preferred dividends payable..........................   $         -    $   450,000
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                MARCH 30, 1997

Basis of Presentation

  The accompanying consolidated financial statements have been prepared by the Company without audit (except for balance sheet information as of December 29, 1996) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The accounting policies followed by the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

  The results of operations for the three-month period ended March 30, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 28, 1997 (fiscal year 1997). For further information on additional factors that may affect future results, please refer to both the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2, and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

Net Income and Pro Forma Net Income Per Share and Shareholders' Equity

   Net income and pro forma net income per share amounts are based upon the weighted average number of common shares and dilutive common equivalent shares for each period presented and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Weighted average and pro forma weighted average common and common equivalent shares include Common Stock, Stock Options using the treasury stock method and the conversion of outstanding shares of Series A Preferred Stock into shares of Common Stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement have been included in the calculation of common equivalent shares using the treasury stock method.

  On January 3, 1997, the underwriter's of the Company's initial public offering of Common Stock exercised their option to purchase an additional 360,000 shares of Common Stock directly from the Company at a price of $11.50 per share, less underwriting discounts and commissions of $.805 per share. The Company received net proceeds of $3.9 million.

New Accounting Pronouncement

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has applied this statement to the 1996 first quarter and annual results and to the 1997 first quarter results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for these periods.

Stock Option  Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the three months ended March 30, 1997:


                                                                      Number of
                                                                       Options
                                                                     Exercisable
                                       Number of      Price per         as of
                                         Shares         Share       March 30, 1997
                                       ----------   -------------   --------------
     Balance at December 31, 1996      1,919,252     $ 2.47-11.50      382,404
     Granted                              90,000     $16.25-17.00
     Exercised                           (18,827)    $ 2.47- 4.67
     Canceled                             (1,050)    $ 4.00- 4.67
                                       ---------                       -------
     Balance at March 30, 1997         1,989,375                       382,404
                                       =========                       =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This discussion may contain forward-looking statements, the realization of which may be impacted by certain important factors which are discussed but not limited to in "Additional Factors That May Affect Future Results".

RESULTS OF OPERATIONS

  The following table summarizes the Company's results of operations as a percentage of net sales for the fiscal three months ended March 30, 1997 and March 31, 1996.

                                      Percentage of Total Revenue
                                          Three Months Ended
                                     -----------------------------
                                       MARCH 30,       MARCH 31,
                                         1997            1996
                                     -------------   -------------
Net sales                                100.0%          100.0%
Cost of sales                             56.9            59.6
                                         -----           -----
Gross profit                              43.1            40.4
Operating expenses:
     Sales and marketing                   7.8             7.6
     Research and development             10.9             7.8
     General and administrative            4.7             4.4
                                         -----           -----
Total operating expenses                  23.4            19.8
                                         -----           -----

Operating income                          19.7            20.6
Other Income (expense)                     2.3             0.4
                                         -----           -----

Income before income taxes                22.0            21.0
Provision for income taxes                 8.4             8.6
                                         -----           -----

Net income                                13.6%           12.4%
                                         =====           =====


THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1996

Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 46.6% to $20.3 million for the quarter ended March 30, 1997 from $13.8 million for the quarter ended March 31, 1996. The growth in revenue was primarily attributable to increased sales of cellular multi-carrier linear amplifiers, as well as initial sales of single carrier PCS amplifiers, offset by a decrease in sales of SMR amplifiers along with no sales of air/ground amplifiers. The first quarter of fiscal 1997 experienced continued demand for cellular multi-carrier amplifiers by the Company's South Korean customers as they continued deployment of the digital cellular CDMA system in South Korea. The Company currently expects sales of cellular multi-carrier amplifiers for deployment in South Korea to decline during 1997 with full deployment estimated to be completed during 1998.

  For the quarter ended March 30, 1997, cellular multi-carrier amplifiers (including racks) accounted for approximately 84.0% of revenues or $17.0 million, compared to approximately 63.9% or $8.8 million for the first quarter of fiscal 1996. SMR (including paging) amplifiers accounted for approximately 7.2% or $1.5 million of revenues for the quarter ended March 30, 1997, compared to approximately 19.4% or $2.7 million of revenues for the quarter ended March 31, 1996. There were no sales of air-to-ground amplifiers for the first quarter of 1997 compared to approximately $2.3 million or 16.7% of sales for the quarter ended March 31, 1996. In January 1997, In-Flight Phone Corporation, one of the Company's major customers for air-to-ground amplifiers, filed for Chapter 11 Bankruptcy protection. The Company had previously fully reserved its accounts receivable exposure to this customer and does not expect this bankruptcy filing to have any material impact on the Company's financial condition. The first quarter of 1997 saw an increase in the demand for PCS single carrier products with initial volume shipments of such products. PCS products accounted for approximately 8.8% of revenues or $1.8 million for the first quarter of 1997 compared to none for the first quarter in 1996. International sales, primarily to customers in South Korea, accounted for 84.7% of revenues for the quarter ended March 30, 1997, compared with 60.0% for the quarter ended March 31, 1996.

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead, warranty costs and royalties. Gross profit margins for the first quarter of fiscal 1997 and 1996 were 43.1% and 40.4%, respectively. The increase in gross margins was primarily attributable to reductions in manufacturing costs and a shift in sales mix to cellular, multi-carrier linear RF amplifiers which achieved a higher percentage of sales, generating improved gross margins. The Company anticipates increasing its sales of single carrier PCS amplifiers, which have lower sales prices and potentially lower gross margins, which will impact the Company's future gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with price declines. If the Company is unable to continue to obtain cost reductions, its gross margins and profitability will be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. The Company has introduced new products at lower sales prices which could impact the average sales prices of the Company's products. Future pricing actions by the Company and its competitors may also adversely impact the Company's gross margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, results of operations and financial condition. For a discussion of the impact of new products on the Company's business, see "Additional Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Products."

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries and other expenses for sales and marketing personnel, travel expenses, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 49.7% to $1.6 million for the quarter ended March 30, 1997 from $1.1 million for the quarter ended March 31, 1996. As a percentage of sales, sales and marketing expenses were 7.8% and 7.6%, respectively. The increase in sales and marketing expenses was primarily attributable to increases in the sales and marketing staff and sales commissions related to increased product sales. The Company intends to continue increasing its actual investment in sales and marketing in future periods.

  Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses increased by 105.7% to $2.2 million for the quarter ended March 30, 1997 from $1.1 million for the quarter ended March 31, 1996. Research and development expenses as a percentage of sales were 10.9% and 7.8%, respectively. The increase in research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new and existing product development, including the continued development of amplifiers for PCS networks which began during the third quarter of 1996. There was no PCS development during the first quarter of 1996. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering both PCS and cellular products.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 54.2% to $.9 million for the quarter ended March 30, 1997, from $.6 million for the quarter ended March 31, 1996. General and administrative expenses as a percentage of sales were 4.7% and 4.4%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues.

Other Income

  The Company earned other income, net of $472,778 in the first quarter of 1997 compared to $58,544 for the first quarter of 1996. Other income consists primarily of interest income, net of any interest expense. The increase in net interest income is attributed to the Company's increased cash position maintained during the first quarter of 1997 compared to the cash balances maintained during the first quarter of 1996. The larger cash balances are due to both the Company's initial public offering, as well as cash flow generated from operations. The larger cash balances were invested in short-term money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 38.0% and 41.0% for the periods ending March 30, 1997 and March 31, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of March 30, 1997, the Company had working capital of $37.3 million, including $36.0 million in cash and cash equivalents as compared with working capital of $33.2 million at December 29, 1996. The increase in cash balances for the first quarter of 1997 compared to the prior period was primarily attributed to the Company's initial public offering which was completed in December 1996 and provided the Company with additional cash of $18.3 million (net of expenses), and the sale of the over-allotment common shares which added an additional $3.9 million in January 1997.

  Cash provided by operations was approximately $2.5 million for the quarter ended March 30, 1997, compared to $.3 million for the quarter ended March 31, 1996. The increase in cash provided by operations for the first quarter of 1997 compared to the prior year period is primarily attributable to increased profitability and an increase in income taxes payable. From a cash flow standpoint, the increase in inventory for the first quarter of 1997 was offset by increased accounts payable. Cash provided by financing activities was approximately $4.1 million for the first quarter of 1997 compared with $67,699 used in financing activities for the prior year period. The majority of the increase in cash provided by financing activities resulted from the $3.9 million provided by the sale of the over-allotment of common shares associated with the Company's December 1996 initial public offering of Common Stock.

  Capital expenditures were approximately $3.0 million for the first quarter of 1997 compared with $53,175 in the same quarter of the previous year. Approximately $.2 million of the first quarter of 1997 acquisition's were financed through capital leases. The majority of the capital spending during the first quarter of 1997 represents spending on electronic test equipment utilized in both the Company's manufacturing and research and development areas. This reflects the increased investment the Company has made in its research and development efforts as well as increasing its production capacity.

  With regards to working capital items, net accounts receivable were approximately $6.3 million at March 30, 1997 compared with $3.3 million at December 29, 1996. The increase in accounts receivable is primarily due to increased revenues from the fourth quarter of 1996 to the first quarter of 1997, and an increase in days sales outstanding to 28 days for the first quarter of 1997 from 18 days for the fourth quarter of 1996. Net inventory increased to $6.4 million at March 30, 1997, from $4.7 million at December 29, 1996. This increase is largely attributed to the continued ramp-up for the new PCS product line and increased production of multi-carrier cellular amplifiers. Accounts payable increased to $5.9 million at March 30, 1997, from $3.6 million at December 29, 1996. The increase in accounts payable is primarily due to increased inventory levels and increased capital spending.

  On May 30, 1996, the Company entered into a $5 million unsecured committed revolving credit agreement with a maturity date of May 31, 1997. The agreement allows the Company to borrow at the bank's reference rate. The Company is required to pay a commitment fee equal to .125% per annum based on the average daily unused portion of the facility. The fee is payable quarterly in arrears. Under the terms of this credit facility, the Company is required to maintain certain minimum working capital, net worth and financial ratios. As of March 30, 1997, the full amount of the facility was available to the Company and the Company has not utilized this facility.

  The Company had cash and cash equivalents of $36.0 million at March 30, 1997, compared with $32.4 million at December 29, 1996. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in investment grade short-term money market instruments.

  The Company believes that existing cash balances, funds expected to be generated from operations and borrowings under its bank line of credit will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company has utilized both operating and finance lease financing for equipment used in its manufacturing and research and development operations and expects to continue to do so in the future. In the future, the Company may require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide economic and political conditions, industry specific factors, the Company's ability to finance its activities and maintain its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the ability of the Company's products to operate and be compatible with various OEMs base station equipment, the Company's ability to manage expense levels, and the Company's ability to accurately anticipate customer demand.

Customer Concentration; Reliance Upon South Korean Market

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. The Company's three largest customers include, in alphabetical order, Hyundai Electronics Industries Co. ("Hyundai"), LG Information and Communications, Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung"). For the quarter ended March 30, 1997, these customers, each of which accounted for more than 20% of the Company's net sales for such period, accounted for approximately 83% of the Company's net sales in the aggregate. Hyundai, LGIC and Samsung currently purchase cellular products for implementation in the South Korean digital cellular telephone network. During the fourth quarter of 1996, they began purchasing PCS products for the planned implementation in South Korea of a new digital PCS network with initial operation targeted for January 1998. The delay or termination of the implementation of the South Korean digital cellular telephone network or the planned PCS network would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently believes that the South Korean digital cellular network is more than 50% completed and that the build-out phase of this network will begin declining during 1997 with full deployment estimated to be completed during 1998. Accordingly, the Company's sales related to the Korean cellular network are anticipated to decrease significantly over the same time period.

  During fiscal 1995, 1996 and the first quarter of 1997, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the buildout of the South Korean digital cellular network. These customers also have begun marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. There can be no assurance that such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase amplifiers from the Company. Any significant decrease in the Company's sale of amplifiers to these customers, without an offsetting increase in sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition. During the first quarter of 1997, the Company began shipping in volume PCS single carrier amplifiers for use in a new PCS network to be built in South Korea. There can be no assurance that the Company's PCS-based products will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS-based products are not timely developed or do not gain market acceptance or are not capable of being manufactured at competitive costs, the Company's business, results of operations and financial condition would be materially adversely affected.

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

  The Company currently sells to its major customers under purchase orders which are usually placed with short-term delivery requirements. As such, while the Company receives periodic order forecasts from its major customers, such customers have no obligation to purchase the forecasted amounts. Nonetheless, the Company maintains significant work-in-progress and raw materials inventory as well as maintaining increased levels of technical production staff to meet order forecasts. To the extent its major customers purchase less than the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels would reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, in the event the Company's major customers desire to purchase products in excess of the forecasted amounts, the Company may not have sufficient inventory or manufacturing capacity to fill such increased orders, which could have a material adverse effect on the Company's relationships and future business with its customers.

Reliance Upon Continued Growth of Wireless Services Market

  A substantial majority of the Company's revenues are derived from the sale of RF power amplifiers for wireless communications networks, and the future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services, including PCS, in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products. The Company believes that continued growth in the use of wireless communications services depends on significant reductions in infrastructure capital equipment cost per subscriber and corresponding reductions in wireless service pricing. While the Federal Communications Commission ("FCC") has adopted regulations requiring local phone companies to reduce the rates charged to cellular carriers for connection to their wireline networks, it is anticipated that wireless service rates will remain higher than rates charged by traditional wireline companies. The growth in the implementation of wireless communications services is dependent upon both developed countries, such as the United States, allowing continued deployment of new networks, and less developed foreign countries deploying wireless communications networks as opposed to constructing wireline infrastructures. Foreign countries or local government authorities may decline to construct wireless communications systems for a variety of reasons including environmental issues, political unrest, economic downturns, the availability of favorable pricing for other communications services or the availability and cost of related equipment, in which event demand for the Company's business would be similarly reduced or delayed, which would adversely affect the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Results

  The Company experiences and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; the timing, availability and sale of new products by the Company; product failures and associated in-field service support; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competing amplification products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. Order deferrals and cancellations by the Company's customers, declining average sales prices, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

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

Rapid Technological Change; Dependence on New Products

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During the first quarter of 1997, the Company continued to invest significant resources in the continued development of RF power amplifiers for PCS networks. There can be no assurance that the Company's PCS-based products will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS-based products are not timely and economically developed and are not produced in sufficient quantities or do not gain market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

  In addition to its PCS development efforts, the Company continues to develop improvements and additions to its cellular line of amplifier products, including the Company's second generation multi-carrier cellular amplifier. Any delays in commencement of commercial shipments of these new products may result in customer dissatisfaction and delay or loss of product revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company's product development efforts will be successful, or that its new products will achieve customer acceptance or that its customers' products and services will achieve market acceptance. If a significant number of development projects do not result in manufacturable new products or product enhancements within anticipated time-frames the Company's business, results of operations and financial condition could be materially adversely affected. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, introduction or deliveries, could result in a loss of competitiveness and reduced net sales. While the Company maintains an active development program to attempt to improve its product offerings, there can be no assurance that such efforts will be successful or that other companies or institutions will not develop and commercialize products based on new technologies that are superior in performance or cost-effectiveness to the Company's products. There can also be no assurance that the Company's products will not be rendered obsolete by the introduction and acceptance of new communications protocols.

Risks of Doing Business in International Markets

  For the fiscal years 1995 ,1996 and the quarter ended March 30, 1997, international revenues accounted for approximately 67%, 77% and 85%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result, the Company is subject to various risks, including a greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property projections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for a variety of reasons, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a majority of the Company's net sales resulted from the sale of products to a small number of companies in South Korea, where future sales may be dependent upon continuing favorable trade relations with the United States and a lack of political conflicts with North Korea. There have been recent press reports of deteriorating living conditions within North Korea, which could lead to civil unrest possibly resulting in potential military conflicts with South Korea. Any conflict, either political or military, between North and South Korea could have a material adverse impact on the Company's business, results of operations and financial condition. Any significant change in United States trade relations or the economic or political stability of foreign locations in which the Company sells its products could have a material adverse effect on the Company's business, results of operations and financial condition.

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

No Assurance of Product Manufacturability, Quality or Reliability

  Manufacturing the Company's products is an extremely complex process and requires significant time and expertise to tune the products to meet customers' specifications. The ability of the Company to cost-effectively manufacture its RF power amplifier products in volume is substantially dependent upon the Company's ability to tune these products to meet specifications in an efficient manner. In this regard, the Company is dependent upon its staff of trained technicians. If the Company is unable to design its products to minimize the manual tuning process or if the Company were unable to attract additional trained technicians, or were to lose the services of a number of its trained technicians, the Company's business, results of operations and financial condition would be materially adversely affected. In addition, the Company has in the past and may from time to time in the future experience quality problems with its products. The Company has been required to replace certain components in some of its products in accordance with warranty provisions under which the products were sold. If such problems were to occur on a significant level, the Company could experience increased costs, delays in or cancellations of, or rescheduling of orders or deliveries and product returns, any of which could damage relationships with current customers and have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, there can be no assurance that the Company's product designs will continue to be successful or will keep pace with technological developments, evolving industry standards and communications protocols, and allow for continuous improvements in product quality and meet the quality standards of customers. Any potential design problems could damage relationships with both existing and prospective new customers and, in particular, could limit the Company's ability to market its products to large OEMs, many of which manufacture power amplifiers internally and have stringent quality control standards.

Management of Growth; Dependence Upon Key Personnel

  The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. The Company plans to expand the geographic scope of its customer base and operations. The Company continues to implement a number of new financial and management controls, reporting systems and procedures. The Company has recently hired a significant number of employees, including engineers, production technicians and sales and marketing employees, and plans to further increase its total employee base to meet demand forecasts. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired levels of production or if the Company's demand forecasts are incorrect, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, operating results and financial condition.

  Due to the specialized nature of the Company's business, the Company is highly dependent on the continued services of, and on its ability to attract and retain, qualified engineering, technical, marketing and managerial personnel. Competition for such personnel is intense, and the loss of a significant number of such persons, as well as the failure to recruit qualified engineers and train additional technical personnel in a timely manner, could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Single Sources for Key Components

  The Company currently procures certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its products from single sources. The Company has experienced shortages of single-sourced components and has had to make adjustments to both product designs and production schedules. If such single-sourced components were to become unavailable or were to become available on terms unsatisfactory to the Company, the Company would be required to purchase comparable components from other sources and "retune" its products to function properly with the replacement components or to redesign its products to use other components, either of which could result in a disruption to the Company's production facility and delays in production and delivery. If for any reason the Company could not obtain comparable replacement components from other sources or could not expeditiously retune its products to operate with the replacement components, or redesign its products to use other components, the Company's business, results of operations and financial condition could be adversely affected. In addition, if the Company were unable to obtain sufficient quantities of single source components used in the manufacture of its RF power amplifiers, resulting delays or reductions in product shipments could occur and could have a material adverse affect on the Company's business, results of operations and financial condition, including a material adverse effect on the Company's relationships with its customers as well as potential customers.

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

Environmental Regulations

  The Company is subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. Certain of the Company's products are also subject to regulation of emissions by the FCC and similar government agencies. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits and licenses to conduct its business. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Corrective action may require the Company to acquire expensive remediation equipment or to incur substantial alteration expenses. Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup up, hazardous or toxic substances, could subject the Company to significant liabilities including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, results of operations and financial condition. In addition, the installation of base stations by wireless service providers may be delayed or restricted by various environmental regulations, land use restrictions and zoning ordinances. Any such delay or restriction could have a material adverse effect on the Company's business, results of operations and financial condition.

Government Regulation of Communications Industry

  Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. The FCC has proposed new regulations that would impose more stringent radio frequency emissions standards on the communications industry. If such proposed regulations are adopted, there can be no assurance that the Company and its customers will not be required to alter the manner in which radio signals are transmitted or to otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The Company is also subject to regulatory requirements in international markets where the Company is less prominent than local competitors and has less opportunity to influence regulatory and standards policies. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for the Company's products. Although recent deregulation of international communications industries along with recent radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new PCS networks, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays could have a material adverse effect on the Company's business, results of operations and financial condition.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report:


Exhibit
Number                            Description
------                            -----------
 11.1    Computation of pro forma net income and net income per share.

 27.1    Financial Data Schedule.


                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      POWERWAVE TECHNOLOGIES, INC.


Date:  May 6, 1997                By: /s/   Kevin T. Michaels
                                     ------------------------------
                                            Kevin T. Michaels
                                  Vice President, Finance and Chief
                                  Financial Officer