Form 10-Q
period 1997-06-29
POWERWAVE TECHNOLOGIES INC
filed 1997-07-30
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 29, 1997

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ______  to _______


                       Commission File Number 000-21507


                          POWERWAVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                            11-2723423
    (State or other jurisdiction              (I.R.S. Employer
  of incorporation or organization)          Identification No.)


                               2026 McGaw Avenue
                            Irvine, California 92614
               (Address of principal executive offices, zip code)


       Registrant's telephone number, including area code: (714) 757-0530

                            ______________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [_]

     As of July 23, 1997, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,615,080.

================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                         Page
                                                                                         ----
Part I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Balance Sheets at June 29, 1997 (Unaudited)
                     and December 29, 1996                                                 3

                   Consolidated Statements of Income (Unaudited)
                     for the three and six months ended June 29, 1997 and June 30, 1996    4

                   Consolidated Statements of Cash Flows (Unaudited)
                     for the six months ended June 29, 1997 and June 30, 1996              5

                   Notes to Consolidated Financial Statements (Unaudited)                  6-7


          Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                             8-18


Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders                     22

          Item 6.  Exhibits and Reports on Form 8-K                                        22


Signatures                                                                                 23

Exhibit 11.1  Computation of Pro Forma Net Income and Net Income per Share                 24


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

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                   June 29,      December 29,
ASSETS:                                                              1997            1996
                                                                 -------------   -------------
Current Assets:                                                   (Unaudited)

     Cash and cash equivalents                                   $ 42,575,890    $ 32,386,331
     Accounts receivable, net of allowance for doubtful
       accounts of $315,000 and $485,368 at June 29,
       1997 and December 29, 1996, respectively                     5,761,948       3,324,699
     Inventories, net                                               6,327,396       4,707,545
     Prepaid expenses and other current assets                        999,770         327,816
     Deferred tax assets                                            1,875,572       1,875,572
                                                                 ------------    ------------
          Total current assets                                     57,540,576      42,621,963

Property and equipment                                              7,982,834       5,211,764
Accumulated depreciation and amortization                          (1,693,473)     (1,011,132)
                                                                 ------------    ------------
     Net property and equipment                                     6,289,361       4,200,632
                                                                 ------------    ------------
Other assets                                                          346,174         109,606
                                                                 ------------    ------------
TOTAL ASSETS                                                     $ 64,176,111    $ 46,932,201
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                            $  6,165,639    $  3,588,885
     Accrued expenses and other liabilities                         5,915,589       3,878,396
     Current portion of long-term debt                                391,751         253,747
     Income taxes payable                                           1,272,004       1,658,019
                                                                 ------------    ------------
          Total current liabilities                                13,744,983       9,379,047

Deferred tax liabilities                                              189,432         189,432
Other non-current liabilities                                          96,305               -
Long-term debt                                                      1,034,706         520,399
                                                                 ------------    ------------
TOTAL LIABILITIES                                                  15,065,426      10,088,878
                                                                 ------------    ------------

Commitments and contingency

Shareholders' Equity:
Preferred Stock, $.0001 par value, 5,000,000 shares
     authorized and no shares outstanding                                   -               -
Common Stock, $.0001 par value, 40,000,000 shares
     authorized and 16,454,526 and 15,862,500 shares issued
     and outstanding at June 29, 1997 and December 29, 1996        39,649,130      33,570,573
Retained earnings                                                  21,692,935      15,504,130
Less treasury stock at cost                                       (12,231,380)    (12,231,380)
                                                                 ------------    ------------
     Total shareholders' equity                                    49,110,685      36,843,323
                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 64,176,111    $ 46,932,201
                                                                 ============    ============


   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                            Three Months Ended           Six Months Ended
                                         -------------------------   -------------------------
                                          June 29,      June 30,      June 29,      June 30,
                                            1997          1996          1997          1996
                                         -----------   -----------   -----------   -----------

Net sales                                $27,359,581   $15,300,151   $47,602,321   $29,107,550
Cost of sales                             16,856,949     8,999,494    28,384,868    17,228,747
                                         -----------   -----------   -----------   -----------
Gross profit                              10,502,632     6,300,657    19,217,453    11,878,803
Operating expenses:
     Sales and marketing                   2,141,191     1,102,970     3,721,816     2,158,569
     Research and development              2,384,848     1,375,870     4,596,253     2,450,533
     General and administrative            1,018,428       671,251     1,961,316     1,282,794
                                         -----------   -----------   -----------   -----------
Total operating expenses                   5,544,467     3,150,091    10,279,385     5,891,896
                                         -----------   -----------   -----------   -----------

Operating income                           4,958,165     3,150,566     8,938,068     5,986,907
Other income, net                            571,104       120,061     1,043,881       178,606

Income before income taxes                 5,529,269     3,270,627     9,981,949     6,165,513
Provision for income taxes                 2,101,119     1,340,961     3,793,142     2,527,861
                                         -----------   -----------   -----------   -----------

Net income                               $ 3,428,150   $ 1,929,666   $ 6,188,807   $ 3,637,652
                                         ===========   ===========   ===========   ===========

Net income and pro forma net
     income per share                    $       .20   $       .13   $       .37   $       .25

Weighted average and pro forma
     weighted average common shares       16,855,583    14,475,481    16,791,796    14,475,481



   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                Six Months Ended
                                                       --------------------------------
                                                           June 29,          June 30,
                                                             1997              1996
                                                       -----------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 6,188,807    $ 3,637,652
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                                 706,760        241,563
  Changes in assets and liabilities:
   Accounts receivable                                       (2,437,249)       711,962
   Inventories                                               (1,619,851)      (562,030)
   Income tax refund receivable                                       -        609,550
   Prepaid expenses and other current assets                   (671,955)       504,183
   Accounts payable                                           2,576,753       (192,601)
   Accrued expenses and other liabilities                     2,133,498      3,846,420
   Compensation costs related to stock options                   23,493              -
   Other assets                                                (236,568)      (310,304)
   Income taxes payable                                       1,108,142       (980,239)
                                                            -----------    -----------
  Net cash provided by operating activities                   7,771,830      7,506,156
                                                            -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (3,821,764)    (1,371,939)
                                                            -----------    -----------
  Net cash used in investing activities                      (3,821,764)    (1,371,939)
                                                            -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                         (152,280)       (85,787)
  Proceeds from sale of assets                                1,830,866              -
  Issuance of Common Stock                                    3,884,019        300,000
  Proceeds from exercise of stock options                       676,888              -
                                                            -----------    -----------
  Net cash provided by financing activities                   6,239,493        214,213
                                                            -----------    -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                          10,189,559      6,348,430
CASH AND CASH EQUIVALENTS, beginning                         32,386,331      5,841,456
                                                            -----------    -----------
CASH AND CASH EQUIVALENTS, ending                           $42,575,890    $12,189,886
                                                            ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   Interest                                                 $    43,037    $     9,164
                                                            ===========    ===========
   Income taxes                                             $ 2,685,000    $ 2,289,000
                                                            ===========    ===========
NON-CASH ITEMS:
   Tax benefit related to stock options                     $ 1,494,157    $         -
                                                            ===========    ===========
   Acquisition of property through capital leases           $   804,591    $         -
                                                            ===========    ===========
   Preferred dividends payable                              $              $   450,000
                                                            ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 29, 1997

Basis of Presentation

  The accompanying consolidated financial statements have been prepared by the Company without audit (except for balance sheet information as of December 29, 1996) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996. The accounting policies followed by the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996.

  The results of operations for the three and six months ended June 29, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 28, 1997 (fiscal year 1997). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2, the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, and the Company's Form S-1 filed with the Securities and Exchange Commission on July 1, 1997.

Net Income and Pro Forma Net Income Per Share and Shareholders' Equity

   Net income and pro forma net income per share amounts are based upon the weighted average number of common shares and dilutive common equivalent shares for each period presented and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Weighted average and pro forma weighted average common and common equivalent shares include common stock, stock options using the treasury stock method and the conversion of outstanding shares of Series A Preferred Stock into shares of common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4D, stock options granted during the twelve months prior to the date of the initial filing of the Company's Form S-1 Registration Statement relating to the Company's initial public offering have been included in the calculation of common equivalent shares using the treasury stock method.

New Accounting Pronouncement

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997, and replaces the presentation of "primary" earnings per share with "basic" earnings per share and the presentation of "fully diluted" earnings per share with "diluted" earnings per share. Early adoption of the statement is not permitted. When adopted, all previously reported earnings per share amounts must be restated based on the provisions of the new standard. Pro forma basic and diluted earnings per share calculated in accordance with SFAS No. 128 are provided below:

                                     Three Months Ended             Six Months Ended
                                   ---------------------         ---------------------
                                    June 29,   June 30,            June 29,   June 30,
                                      1997       1996               1997       1996
                                   ---------   --------          ---------   --------

Basic earnings per share             $ .21      $ .14              $ .38      $ .26
                                     =====      =====              =====      =====
Diluted earnings per share           $ .20      $ .13              $ .37      $ .25
                                     =====      =====              =====      =====


Stock Option Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the six months ended June 29, 1997:

                                                                       Number of
                                                                       Options
                                                                       Exercisable
                                  Number of       Price per            as of
                                    Shares        Share                June 29, 1997
                                  ---------      -------------         -------------
Balance at December 29, 1996      1,919,252      $  2.47-11.50
Granted                             216,255      $14.50-17.875
Exercised                          (232,029)     $  2.47-11.50
Canceled                           (135,496)     $  4.00-17.00
                                  ---------      -------------
Balance at June 29, 1997          1,767,982                                  458,433
                                  =========                            =============

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

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the three and six months ended June 29, 1997 and June 30, 1996.

                                                  Percentage of Total Revenue
                                        Three Months Ended              Six Months Ended
                                     -----------------------      ---------------------------
                                     June 29,       June 30,        June 29,       June 30,
                                       1997          1996            1997           1996
                                     ---------   -----------      ---------    --------------
Net sales                               100.0%        100.0%         100.0%            100.0%
Cost of sales                            61.6          58.8           59.6              59.2
                                        -----         -----          -----             -----
Gross profit                             38.4          41.2           40.4              40.8
Operating expenses:
     Sales and marketing                  7.8           7.2            7.8               7.4
     Research and development             8.7           9.0            9.7               8.4
     General and administrative           3.8           4.4            4.1               4.4
                                        -----          ----          -----             -----
Total operating expenses                 20.3          20.6           21.6              20.2
                                        -----          ----          -----             -----

Operating income                         18.1          20.6           18.8              20.6
Other income, net                         2.1           0.8            2.2               0.6
                                        -----          ----          -----             -----

Income before income taxes               20.2          21.4           21.0              21.2
Provision for income taxes                7.7           8.8            8.0               8.7
                                        -----          ----          -----             -----

Net income                               12.5%         12.6%          13.0%             12.5%
                                        =====          ====          =====              ====

Three months ended June 29, 1997 and June 30, 1996

Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 78.8% to $27.4 million for the quarter ended June 29, 1997 from $15.3 million for the quarter ended June 30, 1996. The growth in revenue was primarily attributable to volume shipments of the Company's new single carrier PCS amplifier products. The second quarter of fiscal 1997 also experienced continued demand for cellular multi-carrier amplifiers by the Company's South Korean customers as well as continued deployment of the digital cellular CDMA system in South Korea along with initial deployment of the new PCS network in South Korea.

  For the quarter ended June 29, 1997, cellular multi-carrier amplifiers (including racks) accounted for approximately 45.7% of revenues or $12.5 million, compared to approximately 76.7% or $11.7 million for the quarter ended June 30, 1996. PCS products accounted for approximately 47.9% of revenues or $13.1 million for the second quarter of 1997, compared to none for the second quarter in 1996. SMR (including paging) amplifiers accounted for approximately 6.4% or $1.8 million of revenues for the quarter ended June 29, 1997, compared to approximately 10.0% or $1.5 million of revenues for the quarter ended June 30, 1996. There were no sales of air-to-ground amplifiers for the quarter ended June 29, 1997 compared to approximately $2.0 million or 13.3% of sales for the quarter ended June 30, 1996. International sales, primarily to a small number of customers in South Korea, accounted for 89.7% of revenues for the quarter ended June 29, 1997, compared with 78.0% for the quarter ended June 30, 1996. See "Additional Factors That May Affect Future Results - Customer Concentration."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead, warranty costs and royalties. Gross profit margins for the second quarter of fiscal 1997 and 1996 were 38.4% and 41.2%, respectively. The decrease in gross margins is primarily due to increased shipments of lower priced single carrier PCS amplifiers which also have lower gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with price declines. If the Company is unable to continue to obtain cost reductions, its gross margins and profitability will be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. The Company has introduced new products at lower sales prices which has impacted the average sales prices of the Company's products. Future pricing actions by the Company and its competitors may also adversely impact the Company's gross profit margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, results of operations and financial condition. For a discussion of the impact of new products on the Company's business, see "Additional Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Products."

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries and other expenses for sales and marketing personnel, travel expenses, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 94.1% to $2.1 million for the quarter ended June 29, 1997 from $1.1 million for the quarter ended June 30, 1996. As a percentage of sales, sales and marketing expenses were 7.8% and 7.2%, respectively. The increase in sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, sales commissions related to increased product sales and increased cost of providing sample units to customers. The Company intends to continue increasing its actual investment in sales and marketing in future periods.

  Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses increased by 73.3% to $2.4 million for the quarter ended June 29, 1997 from $1.4 million for the quarter ended June 30, 1996. Research and development expenses as a percentage of sales were 8.7% and 9.0%, respectively. The increase in actual research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new and existing product development, including the continued development of amplifiers for PCS networks which began during the third quarter of 1996. There was no PCS development during the second quarter of 1996. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering both PCS and cellular products.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 51.7% to $1.0 million for the quarter ended June 29, 1997, from $.7 million for the quarter ended June 30, 1996. General and administrative expenses as a percentage of sales were 3.8% and 4.4%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues.

Other Income

  The Company earned other income, net, of $571,104 in the second quarter of 1997 compared to $120,061 for the second quarter of 1996. Other income consists primarily of interest income, net of any interest expense. The increase in other income is attributable to the Company's increased cash position maintained during the second quarter of 1997 compared to the cash balances maintained during the second quarter of 1996. The larger cash balances are due to both the Company's initial public offering which was completed in December 1996, as well as cash flow generated from operations. The larger cash balances were invested in short-term money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 38.0% and 41.0% for the quarters ended June 29, 1997 and June 30, 1996, respectively. The Company anticipates that its tax rate for the remainder of fiscal 1997 will be 37%.

Six months ended June 29, 1997 and June 30, 1996

Net Sales

  Sales increased by 63.5% to $47.6 million for the six months ended June 29, 1997 from $29.1 million for the six months ended June 30, 1996. The growth in revenue was primarily attributable to increased demand by the Company's South Korean customers for multi-carrier cellular amplifiers and the introduction and volume shipments of the Company's new single carrier PCS product line, which was partially offset by a decline in sales of SMR and paging amplifiers and by a decline in average sales prices of multi-channel cellular amplifiers. For the first six months of 1997, multi-carrier cellular amplifiers accounted for approximately 62.0% or $29.5 million of revenues, compared to approximately 70.6% or $20.6 million for the first six months of 1996. PCS amplifiers accounted for 31.2% of revenue or $14.9 million for the first six months of 1997, compared to no sales in the first six months of 1996. SMR and paging amplifiers accounted for approximately 6.8% of revenue or $3.2 million for the first six months of 1997, compared to 14.5% or $4.2 million for the first six months of 1996. There were no shipments of air-to-ground amplifiers for the first six months of 1997, compared to 14.9% of revenue or $4.3 million for the first six months of 1996.

Gross Profit

  The gross profit margin as a percentage of sales for the six months ended June 29, 1997 and June 30, 1996 was 40.4% and 40.8%, respectively. The decrease in gross margins during the first six months of 1997 was primarily attributable to the introduction and volume shipments of the new single carrier PCS product line which has lower prices and gross margins.

Operating Expenses

  Sales and marketing expenses increased by 72.4% to $3.7 million for the six months ended June 29, 1997 from $2.2 million for the six months ended June 30, 1996. Sales and marketing expenses as a percentage of sales for the six months ended June 29, 1997 and June 30, 1996 were 7.8% and 7.4%, respectively. The increase in sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, sales commissions related to increased product sales and increased cost of providing sample units to customers.

  Research and development expenses increased by 87.6% to $4.6 million for the six months ended June 29, 1997 from $2.5 million for the six months ended June 30, 1996. Research and development expenses as a percentage of sales were 9.7% and 8.4%, respectively. The increase in research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new and existing product development, including the continued development of amplifiers for PCS networks which began during the third quarter of 1996. There was no PCS development efforts during the first six months of 1996.

  General and administrative expenses increased by 52.9% to $2.0 million for the six months ended June 29, 1997 from $1.3 million for the six months ended June 30, 1996. General and administrative expenses as a percentage of sales were 4.1% and 4.4%, respectively. The increase in general and administrative expenses during the first six months of 1997 was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues.

Other Income

  Other income, net, increased by 484.5% to $1.0 million for the six months ended June 29, 1997 from $178,606 for the six months ended June 30, 1996. Other income consists primarily of interest income, net of any interest expense. The increase in other income is attributed to the Company's increased cash position maintained during the first six months of 1997 compared to the cash balances maintained during the first six months of 1996. The larger cash balances are due to both the Company's initial public offering which was completed in December, 1996, as well as cash flow generated from operations. The cash balances were invested in short-term money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 38.0% and 41.0% for the six month periods ended June 29, 1997 and June 30, 1996, respectively.


Liquidity and Capital Resources

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of June 29, 1997, the Company had working capital of $43.8 million, including $42.6 million in cash and cash equivalents as compared with working capital of $33.2 million at December 29, 1996. Net accounts receivable were approximately $5.8 million at June 29, 1997 compared with $3.3 million at December 29, 1996. The increase in accounts receivable is primarily due to increased revenues from the fourth quarter of 1996 to the second quarter of 1997. Net inventory increased to $6.3 million at June 29, 1997, from $4.7 million at December 29, 1996. This increase is largely attributed to the ramp-up of the new single carrier PCS product line and increased production of multi-carrier cellular amplifiers. Inventory turns as of June 29, 1997 were 10.7 compared to 8.0 at the end of fiscal 1996. Accounts payable increased to $6.2 million at June 29, 1997, from $3.6 million at December 29, 1996. The increase in accounts payable is primarily due to increased inventory levels and increased production levels.

  Cash provided by operations was approximately $7.8 million for the six months ended June 29, 1997, compared to $7.5 million for the six months ended June 30, 1996. Cash provided by financing activities was approximately $6.2 million for the first six months of 1997 compared with $.2 million used in financing activities for the first six months of 1996. The majority of the increase in cash provided by financing activities resulted from the January 1997 sale of 360,000 shares of Common Stock by the Company to the underwriters to cover the over-allotment of common shares associated with the Company's December 1996 initial public offering of Common Stock. This sale of Common Stock provided the Company with net proceeds of $3.9 million. During the first six months of 1997, the Company sold $1.8 million of purchased test equipment to a bank leasing company, which leased the equipment back to the Company for a three year period.

  Capital expenditures were approximately $3.8 million for the first six months 1997 compared with $1.4 million in the first six months of 1996. Approximately $.8 million of capital expenditures for the first six months of 1997 were financed through capital leases. The majority of the capital spending during the first six months of 1997 represents spending on electronic test equipment utilized in both the Company's manufacturing and research and development areas. This reflects the increased investment the Company has made in its research and development efforts as well as increasing its production capacity.

  The Company had cash and cash equivalents of $42.6 million at June 29, 1997, compared with $32.4 million at December 29, 1996. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in investment grade short-term money market instruments.

  On May 30, 1996, the Company entered into a $5 million unsecured committed revolving credit agreement which was never utilized by the Company and which expired on May 31, 1997. The Company is in the process of negotiating a new unsecured revolving credit facility and expects to have a new facility in place by the end of the third quarter of 1997.

  During the second quarter of 1997, Powerwave filed a registration statement with the Securities and Exchange Commission under which the Company planned to sell 3 million shares of its Common Stock, of which 2,250,000 shares would come from selling shareholders. Subsequent to the end of the second quarter and after increasing the number of shares for sale to 3,250,000 (with 2,500,000 shares being sold by selling shareholders), this sale of shares was completed on July 7, 1997, at a price of $22 per share of Common Stock. The underwriters of this transaction have also exercised the over-allotment option to purchase an additional 487,500 shares of Common Stock, of which 250,000 shares were issued by the Company, with the balance coming from the selling shareholders. These transactions will all be accounted for in the third quarter of fiscal 1997. Net proceeds to the Company were approximately $20.4 million.

     The Company believes that existing cash balances, funds expected to be generated from operations and proceeds from the secondary common stock offering which was completed on June 30, 1997, will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company has utilized both operating and capital lease financing for equipment used in its manufacturing and research and development operations and expects to continue to do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

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

Customer Concentration

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. The Company's three largest customers include, in alphabetical order, Hyundai Electronics Industries Co., Ltd. ("Hyundai"), LG Information & Communications Co., Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung"). For the six months ended June 29, 1997, these customers, each of which accounted for more than 10% of the Company's net sales for such period, accounted for approximately 86% of the Company's net sales in the aggregate.
For fiscal 1996, these customers accounted for approximately 75% of the Company's net sales. Hyundai, LGIC and Samsung currently purchase products primarily for implementation in the South Korean digital cellular telephone network. During the fourth quarter of 1996, they began purchasing PCS products for the planned the implementation in South Korea of a new digital PCS network with initial operation targeted for January 1998. The Company expects that these three customers will account for a substantial majority of the Company's PCS product sales for the foreseeable future. In addition, the Company currently believes that the South Korean digital cellular network is more that 60% competed and that the build-out phase of this network will begin declining during 1997 with full deployment estimated to be completed by the end of 1998. The delay, termination or early completion of the implementation of the South

Korean digital cellular or PCS communications networks would have a material adverse effect on the Company's business, results of operations and financial condition.

  A limited number of large OEMs account for a majority of RF power amplifier purchasers in the wireless infrastructure market, and the Company's success will be dependent upon its ability to establish and maintain relationships with these types of customers. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, major customers also have significant leverage and may attempt to change the terms, including pricing and product delivery schedules, upon which the Company and such customers do business, thereby adversely affecting the Company's business, results of operations and financial condition. Further, one or more of these customers may determine to manufacture amplifiers internally, thus reducing or eliminating its purchases from the Company and possibly becoming a direct competitor of the Company. See "--Internal Amplifier Production Capabilities of OEMs." As a result, the Company's success will depend upon its ability to expand its customer base and, in particular, to successfully market its products to OEMs for wireless networks and have its products chosen over any internally designed or manufactured products.

  The Company currently sells to its major customers under purchase orders which are usually placed with short delivery requirements. As such, while the Company receives periodic order forecasts from its major customers, such customers have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Nonetheless, the Company maintains significant work-in-progress and raw materials inventory as well as maintaining increased levels of technical production staff to meet order forecasts. To the extent its major customers purchase less than the forecasted amounts, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence, and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels would reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, in the event the Company's major customers desire to purchase products in excess of the forecasted amounts, the Company may not have sufficient inventory or manufacturing capacity to fill such increased orders, which could have a material adverse effect on the Company's relationships and future business with its customers.

Reliance upon South Korean Market and Growth of Wireless Services Market

  Three of the Company's customers, Hyundai, LGIC and Samsung, collectively accounted for approximately 86% of the Company's net sales for the six months ended June 29, 1997, and approximately 75% of the Company's net sales for fiscal 1996. These customers are expected to continue to account for a substantial majority of the Company's sales during the remainder of 1997. These customers supply equipment for implementation in the South Korean digital cellular and PCS networks. During fiscal 1995, 1996 and the first six months of 1997, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the build-out of the South Korean digital cellular network. The delay or termination of the South Korean digital cellular network would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently believes that the South Korean digital cellular network is more than 60% completed and that the build-out phase of this network will begin declining during 1997 with full deployment estimated to be completed by the end of 1998. Accordingly, the Company's sales directly related to the South Korean digital cellular network are anticipated to decrease significantly over the same time period.

  In contrast to the South Korean digital cellular network, the build-out of the South Korean PCS network is in its initial stages. During the first six months of 1997, the Company began shipping in volume PCS single carrier amplifiers for use in the new PCS network being built in South Korea. The delay, termination or early completion of the infrastructure build-out of the South Korean PCS network would have a material adverse effect on the Company's business, results of operations and financial condition. Further, even if this network is developed as anticipated, there can be no assurance that the Company's PCS products will achieve market acceptance, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that the Company's PCS products are not developed in a timely manner or do not gain market acceptance or are not capable of being manufactured at competitive costs, the Company's business, results of operations and financial condition would be materially adversely affected.

  Hyundai, LGIC and Samsung also have begun marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. There can be no assurance that such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase amplifiers from the Company. Any significant decrease in the Company's sale of amplifiers to these customers, without an offsetting increase in sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition.

  A substantial majority of the Company's revenues are derived from the sale of RF power amplifiers for wireless communications networks, and the future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services, including PCS, in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products. The Company believes that continued growth in the use of wireless communications services depends on significant reductions in infrastructure capital equipment cost per subscriber and corresponding reductions in wireless service pricing. While in the United States the Federal Communications Commission ("FCC") has adopted regulations requiring local phone companies to reduce the rates charged to cellular carriers for connection to their wireline networks, it is anticipated that wireless service rates will remain higher than rates charged by traditional wireline companies. The growth in the implementation of wireless communications services is dependent upon both developed countries, such as the United States, allowing continued deployment of new networks, and less developed foreign countries deploying wireless communications networks as opposed to constructing wireline infrastructures. Foreign countries or local government authorities may decline to construct wireless communications systems, place moratoriums on building base stations or terminate or delay construction of such systems for a variety of reasons, including environmental issues, political unrest, economic downturns, the availability of favorable pricing for other communications services, the availability and cost of related equipment or other delays in the implementation of these systems, in which event demand for the Company's products will be similarly reduced or delayed, which would materially adversely affect the Company's business, results of operations and financial condition. See "--Risks of Doing Business in International Markets."

Fluctuations in Quarterly Results

  The Company experiences, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; the timing, availability and sale of new products by the Company; product failures and associated in-field service support costs; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competing amplification products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--Customer Concentration." Order deferrals and cancellations by the Company's customers, declining average sales prices, changes in the mix of products sold, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

  Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance.

There can be no assurance that the Company will maintain its current profitability in the future or that future revenues and operating results will not be below the expectations of public market analysts and investors. In either case, the price of the Company's Common Stock could be materially adversely affected. See "--Possible Volatility of Stock Price."

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

  In the fourth quarter of 1996, the Company introduced single carrier amplifiers for PCS networks, and during the first six months of 1997 these products accounted for an increasing percentage of the Company's net sales. Sales of single carrier amplifiers are subject to intense price competition and tend to carry lower gross margins than multi-carrier amplifier products. In addition, during the second quarter of 1997 the Company significantly increased the production level of its single carrier PCS products and, as a result, has had difficulty reducing the cost of materials for such products during this ramp-up. The lower gross profit margins associated with the sales of the Company's single carrier PCS products resulted in the decrease in the Company's overall gross profit margin as a percentage of sales for the three months ended June 29, 1997. In the event that the Company is unable to reduce the manufacturing costs of its single carrier amplifiers and such amplifiers account for an increased percentage of net sales, the Company's overall gross margins would be materially adversely affected.

Management of Growth; Dependence Upon Key Personnel

  The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels and product quality to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Any degradation in product quality could adversely impact production rates, product delivery schedules and overhead expenses associated with product support. The Company continues to implement a number of new financial and management controls, reporting systems and procedures. The Company has recently hired a significant number of employees, including engineers, production technicians and sales and marketing employees, and plans to further increase its total employee base to meet demand forecasts. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired production levels and product quality or if the Company's demand forecasts are incorrect, the Company's business, results of operations and financial condition could be materially adversely affected.
There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, results of operations and financial condition.

  Due to the specialized nature of the Company's business, the Company is highly dependent on the continued services of, and on its ability to attract and retain, qualified technical, marketing and managerial personnel.

Competition for such personnel, particularly qualified engineers, is intense, and the loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on the Company's business, results of operations and financial condition.


Dependence on Single Sources for Key Components

  The Company currently procures, and expects to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its products from single sources. The Company has experienced, and may in the future experience, shortages of single-sourced components. In such event, the Company may have to make adjustments to both product designs and production schedules. If such single-sourced components were to become unavailable in sufficient quantities or were to become available only on terms unsatisfactory to the Company, the Company would be required to purchase comparable components from other sources and "retune" its products to function properly with the replacement components or redesign its products to use other components, either of which could result in delays in production and delivery. If for any reason the Company could not obtain comparable replacement components in sufficient volume from other sources or could not expeditiously retune its products to operate with the replacement components, or redesign its products to use other components, the Company's business, results of operations and financial condition could be adversely affected. In addition, if the Company were unable to obtain sufficient quantities of single-sourced components used in the manufacture of its RF power amplifiers, resulting delays or reductions in product shipments could occur and could have a material adverse affect on the Company's business, results of operations and financial condition, including a material adverse effect on the Company's relationships with its customers as well as potential customers.


Competition

  The wireless infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence, evolving industry standards and significant price erosion over the life of a product. The principal elements of competition in the Company's market include performance, functionality, reliability, pricing, quality, the ability to design products which can be efficiently manufactured in volume production, time-to-market delivery capabilities and standards compliance.

  The Company's success depends in part upon the rate at which wireless infrastructure OEMs incorporate the Company's products into their systems. The Company believes that a substantial portion of the present worldwide production of amplifiers is captive within the internal manufacturing operations of a small number of wireless infrastructure OEMs and that the amplifiers manufactured by these OEMs are offered for sale as part of their wireless systems. These OEMs include, among others, LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies Incorporated ("Lucent"), Motorola Corporation ("Motorola"), Nokia Corporation ("Nokia") and Northern Telecom Limited ("Nortel"). In addition, Samsung, a significant customer of the Company, manufacturers power amplifiers in addition to purchasing such components from the Company. The Company believes that these OEMs, as well as other customers of the Company, continuously evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as the Company. These and other large manufacturers of wireless infrastructure equipment could also determine to offer and sell their power amplifiers to other OEMs or customers of the Company and compete directly with the Company. In addition, these or other OEMs may enter into joint ventures or strategic relationships with the Company's competitors, in which event the Company's ability to sell products to such OEMs could be reduced or eliminated. See "--Internal Amplifier Production Capabilities of OEMs."

  The Company has experienced significant price competition and expects price competition in the sale of RF power amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the market. There can be no assurance that the Company will be able to compete successfully in the pricing of its products, or otherwise, in the future.

Rapid Technological Change; Dependence on New Products

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During the first six months of 1997, the Company continued to invest significant resources in the development and manufacture of RF power amplifiers for PCS networks and expects to continue to invest significant resources in this area. There can be no assurance that the deployment of PCS networks will not be delayed or that the Company's PCS-based products will achieve widespread market acceptance or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS products are not timely and economically developed and are not produced in sufficient quantities or do not gain widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

  In addition to its PCS development efforts, the Company continues to develop improvements and additions to its cellular line of amplifier products, including the Company's next-generation multi-carrier linear cellular amplifier. Any delays in commencement of commercial shipments of these products may result in customer dissatisfaction and delay or loss of product revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company's product development efforts will be successful, or that its new products will achieve customer acceptance or that its customers' products and services will achieve market acceptance. If a significant number of development projects do not result in manufacturable new products or product enhancements within anticipated time-frames, the Company's business, results of operations and financial condition could be materially adversely affected. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, introduction or deliveries, could result in a loss of competitiveness and reduced net sales. While the Company maintains an active development program to attempt to improve its product offerings, there can be no assurance that such efforts will be successful or that other companies or institutions will not develop and commercialize products based on new technologies that are superior in performance or cost-effectiveness to the Company's products. There can also be no assurance that the Company's products will not be rendered obsolete by the introduction and acceptance of new communications protocols.

No Assurance of Product Manufacturability, Quality or Reliability

  Manufacturing the Company's products is an extremely complex process and requires significant time and expertise to tune the products to meet customers' specifications. The ability of the Company to cost-effectively manufacture its RF power amplifier products in volume is substantially dependent upon the Company's ability to tune these products to meet specifications in an efficient manner. In this regard, the Company is dependent upon its staff of trained technicians and engineers. If the Company is unable to design its products to minimize the manual tuning process or if the Company were unable to attract additional trained technicians, or were to lose the services of a number of its trained technicians, the Company's business, results of operations and financial condition would be materially adversely affected. The Company has been required to replace certain components in some of its products in accordance with warranty provisions under which the products were sold. The Company recently introduced single carrier RF power amplifiers for PCS networks and anticipates that it will continue to introduce new-generation RF power amplifiers products for both cellular and PCS networks. Companies involved in the development and manufacture of new products which contain complex technologies often encounter difficulties in performance and reliability and encounter delays in product introduction and volume shipments. The Company believes that customers will demand increasingly stringent product performance, quality and reliability. The Company has in the past experienced, and may from time to time in the future experience, quality problems with its products. If any of these problems were to occur on a significant level, the Company could experience increased costs, delays in or cancellations of, or rescheduling of, orders or deliveries and product returns, any of which could damage relationships with current customers and have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company's product designs will continue to be successful or will keep pace with technological developments, evolving industry standards and communications protocols, and allow for continuous improvements in product quality and meet the quality standards of customers. Any potential design problems could damage relationships with both existing and prospective customers and, in particular, could limit the Company's ability to market its products to large OEMs, many of which manufacture power amplifiers internally and have stringent quality control standards. See "--Internal Amplifier Production Capabilities of OEMs."


Internal Amplifier Production Capabilities of OEMs

  Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers, and the Company believes that its existing customers continuously evaluate whether to manufacture their own amplifiers. Certain customers of the Company have produced internally designed amplifiers in an attempt to replace products manufactured by the Company. The Company expects that this practice will continue. In addition, LGIC, one of the Company's customers, has entered into a joint venture manufacturing arrangement with one of the Company's competitors. In the event that customers of the Company do manufacture their own amplifiers, such customers could eliminate or reduce their purchases of the Company's products. There can be no assurance that the Company's current customers will continue to rely, or expand their reliance, on the Company as an external source of supply for their RF power amplifiers, or that other wireless telecommunications OEMs such as Lucent, Ericsson, Motorola, Nokia and Nortel will become and remain customers of the Company. OEMs with internal manufacturing capabilities could also sell amplifiers externally to other OEMs, thereby competing directly with the Company. In addition, even if the Company were successful in selling its products to these OEMs, it is anticipated that such OEMs would demand price and other concessions based on their ability to manufacture amplifiers internally. There can be no assurance that the Company will continue to enter into supply contracts with OEMs on terms that are acceptable to the Company, if at all, or that such contracts will not be terminated on short notice. Any significant loss of sales to current customers, not offset by sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition. If, for any reason, the Company's major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, the Company's business, results of operations and financial condition could be materially adversely affected.

  The Company's customers and other wireless infrastructure equipment manufacturers are protective of their intellectual property, which may contribute to certain manufacturers deciding to not seek RF power amplifiers from external sources. While the Company takes measures to ensure the confidentiality of intellectual property disclosed to the Company by its customers or developed by the Company for such customers, the appearance of a close working relationship with a particular customer may adversely affect the Company's ability to establish or maintain a relationship with, or sell products to, competitors of the particular customer. If the Company's major customers decide not to purchase products from the Company due to the Company's relationship to other customers, the Company's business, results of operations and financial condition could be materially adversely affected.


Risks of Doing Business in International Markets

  For the fiscal years 1995 ,1996 and the six months ended June 29, 1997, international revenues accounted for approximately 67%, 77% and 88%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result, the Company is subject to various risks, including a greater difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property protections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for a variety of reasons, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a substantial majority of the Company's net sales resulted from the sale of products to a small number of companies in South Korea, where future sales may be dependent upon continuing favorable trade relations with the United States and a lack of political conflicts with North Korea. There have been recent press reports of deteriorating living conditions within North Korea, which could lead to civil unrest possibly resulting in potential military conflicts with South Korea. There have also been recent press reports of military conflicts between North and South Korea, which could potentially escalate into a large scale conflict. Any conflict, either political or military, between North and South Korea could have a material adverse impact on the Company's business, results of operations and financial condition. Any significant change in United States trade relations or the economic or political stability of foreign locations in which the Company sells its products could have a material adverse effect on the Company's business, results of operations and financial condition.

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


Proprietary Technology; Risk of Third-Party Claims of Infringement

  The Company relies primarily upon trade secrets to protect its intellectual property. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. In addition, the Company has applied for a U.S. patent for its proprietary implementation of feedforward technology and regularly examines various aspects of its technology for possible patent applications.
The Company believes that its success depends upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products.

  The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the rights of others. There can be no assurance that the Company will be able to successfully protect its intellectual property or that the Company's intellectual property or proprietary technology will not otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which the Company's products are or may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, results of operations and financial condition. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionability of the products in the market further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain patent or other intellectual property rights of others. Although the Company has not received any such notification to date and there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its customers to distribute, sell or import into the United States allegedly infringing products. If it appears necessary or desirable, the Company may seek licenses under patents or other rights from third parties covering intellectual property that the Company is allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to the Company, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, results of operations and financial condition.


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


Environmental Regulations

  The Company is subject to a variety of local, state and federal government regulations relating to the storage, discharge, handling, emission, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. Certain of the Company's products are also subject to regulation of emissions by the FCC and similar government agencies. The Company believes that it is currently in compliance in all material respects with such regulations and that it has obtained all necessary environmental permits and licenses to conduct its business. The failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing processes or cessation of operations. Corrective action may require the Company to acquire expensive remediation equipment or to incur substantial expenses.
Any failure by the Company to control the use, disposal, removal or storage of, or to adequately restrict the discharge of, or assist in the cleanup up, hazardous or toxic substances, could subject the Company to significant liabilities, including joint and several liability under certain statutes. The imposition of such liabilities could materially adversely affect the Company's business, results of operations and financial condition. In addition, the installation of base stations by wireless service providers may be delayed or restricted by various environmental regulations, land use restrictions and zoning ordinances. Any such delay or restriction could have a material adverse effect on the Company's business, results of operations and financial condition.


Government Regulation of Communications Industry

  Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. The FCC has adopted new regulations that impose more stringent radio frequency emissions standards on the communications industry and there can be no assurance that the Company and its customers will not be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The Company is also subject to regulatory requirements in international markets where the Company is less prominent than local competitors and may have fewer opportunities to participate in the formation of regulatory and standards policies. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for the Company's products. Although recent liberalization of international communications industries along with recent radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new PCS networks, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays could have a material adverse effect on the Company's business, results of operations and financial condition.


Possible Volatility of Stock Price

  The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. Factors such as fluctuations in the Company's results of operations, failure of such results of operations to meet the expectations of stock market analysts and investors, change in stock market analyst recommendations regarding the Company, timing and announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents and proprietary rights, timing and announcements of developments related to the Company's customers, results of operations of certain of the Company's competitors, government regulation, political instability in countries in which the Company sells its products, changes in the wireless communications industry generally and general market conditions may have a significant adverse effect on the market price of the Company's Common Stock.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Company's 1997 Annual Meeting of Shareholders was held on May 15, 1997 in Irvine, California. The following matter was submitted to a vote of security holders:

   (1) The election of the following seven directors to hold office until the next annual meeting and until their successors are elected and duly qualified.
          Alfonso G. Cordero    Eugene L. Goda
          Bruce C. Edwards      David L. George
          Gregory M. Avis       Sam Yau
          Rich Shapero
       There were 15,652,318 votes cast in favor of all Directors named, no votes opposed and 3,604 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

       (a) Documents filed as a part of this report:

Exhibit
Number                      Description
-------                     -----------
 11.1    Computation of pro forma net income and net income per share.

 27.1    Financial Data Schedule.

       (b) No reports have been filed on Form 8-K for the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            POWERWAVE TECHNOLOGIES, INC.

Date:  July 30, 1997        By: /s/ KEVIN T. MICHAELS
                            ----------------------------------------------------
                                    Kevin T. Michaels
                            Vice President, Finance and Chief Financial Officer