Form 10-Q
period 1997-09-28
POWERWAVE TECHNOLOGIES INC
filed 1997-10-31
CIK 1023362

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended September 28, 1997

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from            to
                                       -----------  ----------

                        Commission File Number 000-21507


                          POWERWAVE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)



                Delaware                              11-2723423
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)


                               2026 McGaw Avenue
                            Irvine, California 92614
               (Address of principal executive offices, zip code)


       Registrant's telephone number, including area code: (714) 757-0530


                                 -----------



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [_]


     As of October 27, 1997, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,773,338.

================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                     INDEX




Part I.  Financial Information

                                                                                                                 Page
                                                                                                                 ----
         Item 1.  Financial Statements

                            Consolidated Balance Sheets at September 28, 1997 (Unaudited)
                              and December 29, 1996                                                               3

                            Consolidated Statements of Income (Unaudited) for the three and nine months ended
                              September 28, 1997 and September 29, 1996                                           4

                            Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
                              September 28, 1997 and September 29, 1996                                           5

                            Notes to Consolidated Financial Statements (Unaudited)                                6-7



         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations           8-22


Part II.  Other Information


         Item 2.  Change in Securities and Use of Proceeds                                                        23

         Item 6.  Exhibits and Reports on Form 8-K                                                                24


Signatures                                                                                                        25


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

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  September 28,    December 29,
ASSETS:                                                                1997            1996
                                                                  --------------   -------------
Current Assets:                                                    (Unaudited)

     Cash and cash equivalents                                     $ 70,133,596    $ 32,386,331
     Accounts receivable, net of allowance for doubtful
          accounts of $500,590 and $485,368 at September 28,
          1997 and December 29, 1996, respectively                    9,511,210       3,324,699
     Inventories, net                                                 8,345,319       4,707,545
     Prepaid expenses and other current assets                          823,797         327,816
     Deferred tax assets                                              1,875,572       1,875,572
                                                                   ------------    ------------
          Total current assets                                       90,689,494      42,621,963

Property and equipment                                                9,311,384       5,211,764
Accumulated depreciation and amortization                            (2,126,978)     (1,011,132)
                                                                   ------------    ------------
      Net property and equipment                                      7,184,406       4,200,632
                                                                   ------------    ------------
Other assets                                                            681,729         109,606
                                                                   ------------    ------------
TOTAL ASSETS                                                       $ 98,555,629    $ 46,932,201
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                              $  9,429,862    $  3,588,885
     Accrued expenses and other liabilities                           7,967,762       3,878,396
     Current portion of long-term debt                                  369,839         253,747
     Income taxes payable                                             1,906,182       1,658,019
                                                                   ------------    ------------
          Total current liabilities                                  19,673,645       9,379,047

Deferred tax liabilities                                                189,432         189,432
Other non-current liabilities                                           148,113               -
Long-term debt                                                          916,511         520,399
                                                                   ------------    ------------
TOTAL LIABILITIES                                                    20,927,701      10,088,878
                                                                   ------------    ------------

Commitments and contingency

Shareholders' Equity:
Preferred Stock, $.0001 par value, 5,000,000 shares
     authorized and no shares outstanding                                     -               -
Common Stock, $.0001 par value, 40,000,000 shares
     authorized, 17,702,527 and 15,862,497 shares issued
     and outstanding at September 28, 1997 and December 29, 1996     63,466,310      33,570,573
Retained earnings                                                    26,392,998      15,504,130
Less treasury stock at cost                                         (12,231,380)    (12,231,380)
                                                                   ------------    ------------
     Total shareholders' equity                                      77,627,928      36,843,323
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 98,555,629    $ 46,932,201
                                                                   ============    ============



   The accompanying notes are an integral part of these financial statements

                          POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                              Three Months Ended               Nine Months Ended
                                         -----------------------------   -----------------------------
                                         September 28,   September 29,   September 28,   September 29,
                                             1997            1996            1997            1996
                                         -------------   -------------   -------------   -------------

Net sales                                  $34,348,637     $14,486,996     $81,950,958     $43,594,547
Cost of sales                               20,564,797       8,142,386      48,949,665      25,371,134
                                           -----------     -----------     -----------     -----------
Gross profit                                13,783,840       6,344,610      33,001,293      18,223,413
Operating expenses:
     Sales and marketing                     2,341,062       1,156,145       6,062,878       3,314,715
     Research and development                3,341,570       1,583,607       7,937,823       4,034,140
     General and administrative              1,360,628         720,592       3,321,944       2,003,390
                                           -----------     -----------     -----------     -----------
Total operating expenses                     7,043,260       3,460,344      17,322,645       9,352,245
                                           -----------     -----------     -----------     -----------

Operating income                             6,740,580       2,884,266      15,678,648       8,871,168
Other income, net                              719,838         154,435       1,763,719         333,041

Income before income taxes                   7,460,418       3,038,701      17,442,367       9,204,209
Provision for income taxes                   2,760,357       1,245,864       6,553,499       3,773,725
                                           -----------     -----------     -----------     -----------

Net income                                 $ 4,700,061     $ 1,792,837     $10,888,868     $ 5,430,484
                                           ===========     ===========     ===========     ===========

Net income and pro forma net
     income per share                             $.26            $.12            $.63            $.37

Weighted average and pro forma
     weighted average common shares         18,071,665      14,475,481      17,218,415      14,475,481



   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Nine Months Ended
                                                         -----------------------------------
                                                           September 28,      September 29,
                                                                1997               1996
                                                         ------------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $10,888,868      $ 5,430,484
  Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                              1,166,617          246,311
  Changes in assets and liabilities:
   Accounts receivable                                          (6,186,511)      (2,064,078)
   Inventories                                                  (3,637,774)         229,041
   Income tax refund receivable                                          -          609,550
   Prepaid expenses and other current assets                      (495,982)        (114,826)
   Accounts payable                                              5,840,979          402,920
   Accrued expenses and other liabilities                        4,237,479        2,301,711
   Compensation costs related to stock options                      31,254                -
   Other assets                                                   (572,123)        (101,219)
   Income taxes payable                                          3,778,498          265,363
                                                               -----------      -----------
  Net cash provided by operating activities                     15,051,305        7,205,257
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (5,153,628)      (2,872,361)
                                                               -----------      -----------
  Net cash used in investing activities                         (5,153,628)      (2,872,361)
                                                               -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  (Principal payments) borrowings on long-term debt               (332,067)         (54,274)
  Increase (decrease) in amounts due to
      shareholders                                                       -          (50,000)
  Proceeds from sale of assets                                   1,847,508                -
  Issuance of Common Stock                                      24,895,815          300,000
  Proceeds from exercise of stock options                        1,438,332                -
                                                               -----------      -----------
  Net cash provided by financing activities                     27,849,588          195,726
                                                               -----------      -----------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                             37,747,265        4,528,622
CASH AND CASH EQUIVALENTS, beginning                            32,386,331        5,860,785
                                                               -----------      -----------
CASH AND CASH EQUIVALENTS, ending                              $70,133,596      $10,389,407
                                                               ===========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   Interest                                                    $    72,380      $    13,751
                                                               ===========      ===========
   Income taxes                                                $ 2,775,000      $ 2,924,000
                                                               ===========      ===========
NON-CASH ITEMS:
   Tax benefit related to stock options                        $ 3,530,336      $         -
                                                               ===========      ===========
   Acquisition of property through capital leases              $   804,591      $         -
                                                               ===========      ===========
   Preferred dividends payable                                 $         -      $ 1,350,000
                                                               ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                              September 28, 1997

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

  The results of operations for the three and nine months ended September 28, 1997, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 28, 1997 (fiscal year 1997). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2, the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, and the Company's Form S-1 filed with the Securities and Exchange Commission on July 1, 1997.

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

                                        Three Months Ended                 Nine Months Ended
                                ----------------------------------   -----------------------------
                                  September 28,      September 29,   September 28,   September 29,
                                       1997              1996            1997            1996
                                ------------------   -------------   -------------   -------------

Basic earnings per share                     $ .27           $ .13           $ .65           $ .39
                                             =====           =====           =====           =====
Diluted earnings per share                   $ .26           $ .12           $ .63           $ .37
                                             =====           =====           =====           =====

For the fiscal years beginning after December 28, 1997, the Company will adopt SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company is reviewing the impact of such statements on its financial statements.

Stock Option  Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the nine months ended September 28, 1997:


                                                                           Number of
                                                                           Options
                                                                           Exercisable
                                   Number of            Price per          as of
                                    Shares               Share             September 28, 1997
                                   ----------        --------------        ------------------
Balance at December 29, 1996       1,919,252           $ 2.47-11.50
Granted                              269,550           $14.50-40.50
Exercised                           (439,148)          $ 2.47-11.50
Canceled                            (145,354)          $ 2.47-33.00
                                   ---------
Balance at September 28, 1997      1,604,300                                     393,877
                                   =========                                     =======


Employee Stock Purchase Plan

  The first offering period under the Company's Employee Stock Purchase Plan (the "Purchase Plan") concluded on July 31, 1997, with the purchase of 40,882 shares of the Company's Common Stock purchased under the Purchase Plan. At September 28, 1997 there were rights to purchase approximately 3,300 shares of Common Stock outstanding under the Purchase Plan's second offering, which will conclude on January 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This discussion may contain forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in "Additional Factors That May Affect Future Results".

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the three and nine months ended September 28, 1997 and September 29, 1996.

                                                             Percentage of Total Revenue
                                              Three Months Ended                     Nine Months Ended
                                     ------------------------------------   -----------------------------------
                                     September 28,       September 29,      September 28,      September 29,
                                          1997               1996                1997               1996
                                     --------------   -------------------   --------------   ------------------
Net sales                                100.0%              100.0%             100.0%             100.0%
Cost of sales                             59.9                56.2               59.7               58.2
                                         -----               -----              -----              -----
Gross profit                              40.1                43.8               40.3               41.8
Operating expenses:
     Sales and marketing                   6.8                 8.0                7.4                7.6
     Research and development              9.7                10.9                9.7                9.3
     General and administrative            4.0                 5.0                4.1                4.6
                                         -----               -----              -----              -----
Total operating expenses                  20.5                23.9               21.2               21.5
                                         -----               -----              -----              -----

Operating income                          19.6                19.9               19.1               20.3
Other income, net                          2.1                 1.1                2.2                0.8
                                         -----               -----              -----              -----

Income before income taxes                21.7                21.0               21.3               21.1
Provision for income taxes                 8.0                 8.6                8.0                8.7
                                         -----               -----              -----              -----

Net income                                13.7%               12.4%              13.3%              12.4%
                                         =====               =====              =====              =====

Three months ended September 28, 1997 and September 29, 1996

Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 137.1% to $34.3 million for the quarter ended September 28, 1997 from $14.5 million for the quarter ended September 29, 1996. The growth in revenue was primarily attributable to volume shipments of the Company's new single carrier PCS amplifier products (which began volume shipments in the second quarter of fiscal 1997), as well as increased sales of the Company's cellular multi-carrier amplifiers. The Company's single carrier PCS amplifiers are being utilized in the deployment of the new PCS networks in South Korea and the Company's cellular multi-carrier amplifiers are being utilized in the continued deployment of the digital cellular CDMA system in South Korea, as well as in cellular systems of operators in the United States and other countries.

  For the quarter ended September 28, 1997, cellular multi-carrier amplifiers (including racks) accounted for approximately 52.5% of revenues or $18.0 million, compared to approximately 83.9% or $12.1 million for the quarter ended September 29, 1996. PCS products (including racks) accounted for approximately 43.3% of revenues or $14.9 million for the third quarter of 1997, compared to
 .6% or $.1 million for the third quarter in 1996. Sales of Land Mobile Radio ("LMR") (previously referred to as Specialized Mobile Radio or "SMR") amplifiers accounted for approximately 4.2% of revenues or $1.4 million for the quarter ended September 28, 1997, compared to approximately 9.4% of revenues or $1.4 million for the quarter ended September 29, 1996. There were no sales of air-to-ground amplifiers for the quarter ended September 28, 1997 compared to approximately $.9 million or 6.1% of sales for the quarter ended September 29, 1996. International sales, primarily to a small number of customers in South Korea, accounted for 87.3% of revenues for the quarter ended September 28, 1997, compared with 78.7% for the quarter ended September 29, 1996. See "Additional Factors That May Affect Future Results - Customer Concentration."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead, warranty costs and royalties. Gross profit margins for the third quarter of fiscal 1997 and 1996 were 40.1% and 43.8%, respectively. The decrease in gross margins is primarily due to increased shipments of lower priced single carrier PCS amplifiers which also have lower gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with price declines. If the Company is unable to continue to obtain cost reductions, its gross margins and profitability will be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

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

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 102.5% to $2.3 million for the quarter ended September 28, 1997 from $1.2 million for the quarter ended September 29, 1996. As a percentage of sales, sales and marketing expenses were 6.8% and 8.0%, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, sales commissions related to increased product sales.

     Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses increased by 111.1% to $3.3 million for the quarter ended September 28, 1997 from $1.6 million for the quarter ended September 29, 1996. Research and development expenses as a percentage of sales were 9.7% and 10.9%, respectively. The increase in actual research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new and existing product development, including the continued development of amplifiers for PCS networks which initially began during the third quarter of 1996. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering both PCS and cellular products.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 88.8% to $1.4 million for the quarter ended September 28, 1997, from $.7 million for the quarter ended September 29, 1996. General and administrative expenses as a percentage of sales were 4.0% and 5.0%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues.

Other Income

     The Company earned other income, net, of $.7 million in the third quarter of 1997 compared to $.2 million for the third quarter of 1996. Other income consists primarily of interest income, net of any interest expense. The increase in other income is attributable to the Company's increased cash position maintained during the third quarter of 1997 compared to the cash balances maintained during the third quarter of 1996. The larger cash balances are due to the Company's initial public offering of Common Stock which was completed in December 1996, the secondary Common Stock offering completed in July 1997, as well as cash flow generated from operations. The larger cash balances were invested in short-term money market instruments.

Provision for Income Taxes

     The Company's effective tax rate was 37.0% and 41.0% for the quarters ended September 28, 1997 and September 29, 1996, respectively.

Nine months ended September 28, 1997 and September 29, 1996

Net Sales

     Sales increased by 88.0% to $82.0 million for the nine months ended September 28, 1997 from $43.6 million for the nine months ended September 29, 1996. The growth in revenues was primarily attributable to initial sales of single carrier PCS amplifiers, as well as increased sales of cellular multi-carrier linear amplifiers, offset by a decrease in sales of LMR amplifiers along with no sales of air-to-ground amplifiers. The first nine months of fiscal 1997 experienced continued demand for cellular multi-carrier amplifiers by the Company's South Korean customers as they continued deployment of the digital cellular CDMA system in South Korea, as well as initial volume shipments of the Company's single carrier PCS amplifiers for implementation in the new Korean PCS network. The Company currently expects sales of cellular multi-carrier amplifiers for deployment in South Korea to begin to decline during 1997 with full deployment estimated to be completed during 1998.

     For the nine months ended September 28, 1997, cellular multi-carrier amplifiers (including racks) accounted for approximately 58.0% of revenues or $47.5 million, compared to approximately 75.0% or 32.7 million for the first nine months of fiscal 1996. The first nine months of 1997 saw an increase in the demand for PCS single carrier products with initial volume shipments of such products. PCS products (including racks) accounted for approximately 36.3% of revenues or $29.8 million for the first nine months of 1997 compared to .2% or $.1 million for the first nine months in 1996. The Company anticipates that PCS products will continue to account for a significant percentage of the Company's net sales. LMR (or SMR) amplifiers accounted for approximately 5.7% or $4.6 million of revenues for the nine months ended September 28, 1997, compared to approximately 12.8% or $5.6 million of revenues for the nine months ended September 29, 1996. There were no sales of air-to-ground amplifiers for the first nine months of 1997 compared to approximately $5.2 million or 12.0% of sales for the nine months ended September 29, 1996. In January 1997, In-Flight Phone Corporation, one of the Company's major customers for air-to-ground amplifiers, filed for Chapter 11 Bankruptcy protection. The Company had previously fully reserved its accounts receivable exposure to this customer and does not expect this bankruptcy filing to have any material impact on the Company's financial condition. International sales, primarily to customers in South Korea, accounted for 87.5% of revenues for the nine months ended September 28, 1997, compared with 72.5% for the nine months ended September 29, 1996.

Gross Profit

  Gross profit margins for the first nine months of fiscal 1997 and 1996 were 40.3% and 41.8% respectively. The decrease in gross margins was primarily attributable to the introduction and volume shipments of the new single carrier PCS product line which has lower prices and gross margins. The Company anticipates that its sales of single carrier PCS amplifiers, which have lower sales prices and lower gross margins, will continue to account for a significant portion of revenues which will accordingly impact the Company's total gross margins. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors that May Affect Future Results-- Declining Average Sales Prices."

Operating Expenses

     Sales and marketing expenses increased by 82.9% to $6.1 million for the nine months ended September 28, 1997 from $3.3 million for the nine months ended September 29, 1996. As a percentage of sales, sales and marketing expenses were 7.4% and 7.6%, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff and sales commissions related to increased product sales.

     Research and development expenses increased by 96.8% to $7.9 million for the nine months ended September 28, 1997 from $4.0 million for the nine months ended September 29, 1996. Research and development expenses as a percentage of sales were 9.7% and 9.3%, respectively. The increase in research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new and existing product development, including the continued development of amplifiers for PCS networks which initially began during the third quarter of 1996. There was no PCS development during the first two quarters of 1996. The Company intends to continue to emphasize investments in research and development programs in future periods with current programs covering both PCS and cellular products.

     General and administrative expenses increased by 65.8% to $3.3 million for the nine months ended September 28, 1997 from $2.0 million for the nine months ended September 29, 1996. General and administrative expenses as a percentage of sales were 4.1% and 4.6%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues.

Other Income

     The Company earned other income of $1.8 million in the first nine months of 1997 compared to $.3 million for the first nine months of 1996. Other income consists primarily of interest income, net of any interest expense. The increase in net interest income is attributed to the Company's increased cash position maintained during the first nine months of 1997 compared to the cash balances maintained during the first nine months of 1996. The larger cash balances were due to both the Company's initial public offering of Common Stock and secondary Common Stock offering, as well as cash flow generated from operations. The larger cash balances were invested in short-term money market instruments.

Provision for Income Taxes

     The Company's effective tax rate was 37.6% and 41.0% for the nine month periods ended September 28, 1997 and September 29, 1996, respectively.

Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of September 28, 1997, the Company had working capital of $71.0 million, including $70.1 million in cash and cash equivalents as compared with working capital of $33.2 million at December 29, 1996. The increase in cash balances for the first nine months of 1997 compared to the prior period was primarily attributed to the Company's initial public offering of Common Stock which was completed in December 1996 and provided the Company with additional cash of $18.3 million (net of expenses), the sale of the over-allotment common shares which added an additional $3.9 million in January 1997, and the secondary offering of Common Stock completed in July 1997 which provided additional cash of $20.6 million (net of expenses).

     Net accounts receivable were approximately $9.5 million at September 28, 1997, compared with $3.3 million at December 29, 1996. This increase in accounts receivable was primarily due to increased revenues during the third quarter of 1997 when compared to the fourth quarter of 1996. Net inventory increased to $8.3 million at September 28, 1997, from $4.7 million at December 29, 1996. This increase is largely attributed to the production of the new single carrier PCS product line and increased production of multi-carrier cellular amplifiers. Inventory turns as of September 28, 1997 were 9.9 compared to 8.0 at the end of fiscal 1996. Accounts payable increased to $9.4 million at September 28, 1997, from $3.6 million at December 29, 1996. The increase in accounts payable was primarily due to increased inventory levels, increased production levels and increased capital spending.

     Cash provided by operations was approximately $15.1 million for the nine months ended September 28, 1997, compared to $7.2 million for the nine months ended September 29, 1996. Cash provided by financing activities was approximately $27.8 million for the first nine months of 1997 compared with $.2 million for the first nine months of 1996. The majority of the cash provided by financing activities for the first nine months of 1997 resulted from the secondary offering of 1,000,000 shares of Common Stock which provided net proceeds of $20.6 million. In addition, the sale of 360,000 shares of Common Stock in January 1997 provided the Company with net proceeds of $3.9 million and was associated with the Company's December 1996 initial public offering of Common Stock. During the first nine months of 1997, the Company sold $1.8 million of purchased test equipment to a bank leasing company, which leased the equipment back to the Company for a three-year period.

     Capital expenditures were approximately $5.2 million for the first nine months 1997 compared with $2.9 million in the first nine months of 1996. Approximately $.8 million of capital expenditures for the first nine months of 1997 were financed through capital leases. The majority of the capital spending during the first nine months of 1997 represents spending on electronic test equipment utilized in both the Company's manufacturing and research and development areas.

     On May 30, 1996, the Company entered into a $5 million unsecured committed revolving credit agreement which expired on May 31, 1997. On August 21, 1997, the Company entered into a new $10 million unsecured revolving credit agreement. The credit agreement contains covenants regarding certain financial ratios and activities of the Company. The Company is required to pay a commitment fee equal to .1% per annum on the average daily unused portion of the facility. The commitment fee is payable quarterly in arrears. The agreement allows the Company to borrow at the bank's reference rate (8.5% at September 28, 1997) or the bank's LIBOR rate plus 1.25% per annum, all at the Company's option. The Company was in compliance with all covenants at September 28, 1997 and no amounts were outstanding under the facility. The agreement terminates on July 31, 1998.

     On July 7, 1997 the Company completed the sale of 3,737,500 shares of Common Stock (with 1,000,000 shares being sold by the Company and the balance by selling shareholders), at a price of $22 per share of Common Stock. Net proceeds received by the Company were approximately $20.6 million.

     The Company had cash and cash equivalents of $70.1 million at September 28, 1997, compared with $32.4 million at December 29, 1996. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions and possible future public or private debt and/or equity offerings. The Company invests its excess cash in investment grade short-term money market instruments.

     The Company believes that existing cash balances and funds expected to be generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company has utilized both operating and capital lease financing for certain equipment used in its manufacturing and research and development operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

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

Customer Concentration

     A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. The Company's three largest customers include, in alphabetical order, Hyundai Electronics Industries Co., Ltd. ("Hyundai"), LG Information & Communications Co., Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung"). For the nine months ended September 28, 1997, these customers, each of which accounted for at least 10% of the Company's net sales for such period, accounted for approximately 86% of the Company's net sales in the aggregate. For fiscal 1996, these customers accounted for approximately 75% of the Company's net sales. Hyundai, LGIC and Samsung currently purchase products primarily for implementation in the South Korean digital cellular telephone network and the new South Korean digital PCS network which began initial operation in October 1997. The Company expects that these three customers will account for a substantial majority of the Company's PCS product sales for the foreseeable future. In addition, the Company currently believes that the South Korean digital cellular network is more than 65% completed and that the build-out phase of this network has begun declining during 1997 with full deployment estimated to be completed by the end of 1998. The delay, termination or early completion of the implementation of the South Korean digital cellular or PCS communications networks would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Reliance upon South Korean Market and Growth of Wireless Services Market

     Three of the Company's customers, Hyundai, LGIC and Samsung, collectively accounted for approximately 86% of the Company's net sales for the nine months of fiscal 1997, and approximately 75% of the Company's net sales for fiscal 1996. These customers are expected to continue to account for a substantial majority of the Company's sales during the remainder of 1997. These customers supply equipment for implementation in the South Korean digital cellular and PCS networks. During fiscal 1995, 1996 and the first nine months of 1997, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the build out of the South Korean digital cellular network. The delay or termination of the continued implementation of the South Korean digital cellular network would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently believes that the South Korean digital cellular network is more than 65% completed and that the build-out phase of this network has begun declining during 1997 with full deployment estimated to be completed by the end of 1998. Accordingly, the Company's sales directly related to the South Korean digital cellular network are anticipated to decrease significantly over the same time period.

     In contrast to the South Korean digital cellular network, the build-out of the South Korean PCS network began in the first quarter of 1997. During the first nine months of 1997, the Company began shipping in volume PCS single carrier amplifiers for use in the new PCS network being built in South Korea. Sales to the Company's Korean customers for the Korean PCS network represented substantially all of the Company's PCS sales. The delay, termination or early completion of the infrastructure build-out of the South Korean PCS network would have a material adverse effect on the Company's business, results of operations and financial condition. Further, even if this network is developed as anticipated, there can be no assurance that the Company's PCS products will achieve market acceptance outside of Korea, or be capable of being manufactured at competitive prices in sufficient volumes, In the event that the Company's PCS products are not timely developed or do not gain market acceptance or are not capable of being manufactured at competitive costs, the Company's business, results of operations and financial condition would be materially adversely affected.

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

Risks of Doing Business in International Markets

     For the fiscal years 1995, 1996 and the first nine months of fiscal 1997, international revenues accounted for approximately 67%, 77% and 88%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result, the Company is subject to various risks, including political and economic instability, the difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property protections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for any of a variety of reasons, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a substantial majority of the Company's net sales resulted from the sale of products to a small number of companies in South Korea, where future sales may be dependent upon continuing favorable business and economic conditions, as well as trade relations with the United States and a lack of political conflicts with North Korea. During the last month, economic conditions have deteriorated throughout the Asia-Pacific region, causing reductions in local exchange rates throughout the region and general financial market uncertainty. In addition, during the last six months, there have been press reports of deteriorating living conditions within North Korea, which could lead to civil unrest possibly resulting in potential military conflicts with South Korea. There have also been press reports of military conflicts between North and South Korea, which could potentially escalate into a large scale conflict. Any conflict, either political or military, between North and South Korea could have a material adverse impact on the Company's business,
results of operations and financial condition.   Any significant change in the
South Korean economy or the deterioration of United States trade relations or the economic or political stability of other foreign locations in which the Company sells its products would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Fluctuations in Quarterly Results

     The Company experiences, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; the timing, availability and sale of new products by the Company; product failures and associated in-field service support costs; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; economic slowdowns in the Company's customers' operating regions; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competing amplifier products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--Customer Concentration." Order deferrals and cancellations by the Company's customers, declining average sales prices, changes in the mix of products sold, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

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

Declining Average Sales Prices

     The Company has experienced, and expects to continue to experience, declining average sales prices for its products. Wireless infrastructure OEMs have come under increasing price pressure from cellular service providers and PCS service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among third-party suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure OEMs frequently negotiate supply arrangements far in advance of delivery dates, the Company must often commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers over a given period of time. To offset declining average sales prices, the Company believes that in the near term it must achieve manufacturing cost reductions, and in the longer term the Company must develop new products that incorporate advanced features and that can be manufactured at lower cost or sold at higher average sales prices. If, however, the Company is unable to achieve such cost reductions or product improvements, the Company's gross margins could decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

     In the fourth quarter of 1996, the Company introduced single carrier amplifiers for PCS networks, and such products have accounted for an increasing percentage of the Company's net sales during the first nine months of 1997. Since that time sales of single carrier amplifiers have been subject to intense price competition and tend to carry lower gross margins than multi-carrier amplifier products. In addition, while the Company has increased the production level of its single carrier PCS products, the Company has had difficulty reducing the cost of materials for such products during this ramp-up. In the event that the Company is unable to reduce the manufacturing costs of its single carrier amplifiers and such amplifiers continue to account for a significant percentage of net sales, the Company's overall gross margins will be materially adversely affected.

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

     Currently, the Company competes primarily with Avantek (a division of Hewlett-Packard), AML Communications, Inc., M/A-COM, Inc. (a subsidiary of AMP, Inc.), Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs. Certain of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than the Company and have achieved greater name recognition for their existing products and technologies than has the Company.

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

Rapid Technological Change; Dependence on New Products

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During the nine months of fiscal 1997, the Company continued to invest significant resources in the development and manufacture of RF power amplifiers for PCS networks and expects to continue to invest significant resources in this area. There can be no assurance that the deployment of PCS networks will not be delayed or that the Company's PCS-based products will achieve widespread market acceptance or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS products are not timely and economically developed and are not produced in sufficient quantities or do not gain widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

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

Internal Amplifier Production Capabilities of OEMs

     Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers, and the Company believes that its existing customers continuously evaluate whether to manufacture their own amplifiers. Certain customers of the Company have produced internally designed amplifiers in an attempt to replace products manufactured by the Company. The Company expects that this practice will continue. In addition, LGIC, one of the Company's customers, has entered into a joint venture manufacturing arrangement with one of the Company's competitors. In the event that customers of the Company do manufacture their own amplifiers, such customers could eliminate or reduce their purchases of the Company's products. There can be no assurance that the Company's current customers will continue to rely, or expand their reliance, on the Company as an external source of supply for their RF power amplifiers, or that other wireless telecommunications OEMs such as Lucent, Ericsson, Motorola, Nokia and Nortel will become and remain customers of the Company. OEMs with internal manufacturing capabilities could also sell amplifiers externally to other OEMs, thereby competing directly with the Company. In addition, even if the Company were successful in selling its products to these OEMs, it is anticipated that such OEMs would demand price and other concessions based on their ability to manufacture amplifiers internally. There can be no assurance that the Company will continue to enter into supply contracts with OEMs on terms that are acceptable to the Company, if at all, or that such contracts will not be terminated on short notice. Any significant loss of sales to current customers, not offset by sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition. If, for any reason, the Company's major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require the Company to participate in joint venture manufacturing with such OEM, the Company's business, results of operations and financial condition could be materially adversely affected.

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

Possible Volatility of Stock Price

     The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations have and may continue to adversely affect the market price of the Company's Common Stock. Factors such as fluctuations in the Company's results of operations, failure of such results of operations to meet the expectations of stock market analysts and investors, change in stock market analyst recommendations regarding the Company and or its competitors, the timing and announcements of technological innovations or new products by the Company, or its competitors, developments with respect to patents and proprietary rights, timing and announcements of developments related to the Company's customers, results of operations of certain of the Company's competitors, government regulation, political or economic instability in countries in which the Company sells its products, changes in the wireless communications industry generally and general market conditions may have a significant adverse effect on the market price of the Company's Common Stock.

                          PART II.  OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds

           (f) Use of Proceeds

     On December 6, 1996, the Company completed its initial public offering of Common Stock (the "IPO") by selling a total of 2,400,000 shares of Common Stock, which included 1,800,000 shares sold by the Company and 600,000 shares sold by the Selling Shareholders. The initial price to the public of the Company's Common Stock was $11.50 per share, less underwriting discounts and commissions of $.805 per share. The Company received net proceeds of $19.3 million from the sale of the Common Shares before deducting offering expenses. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders. Effective upon the closing of the IPO, the 3,375,900 shares of Series A Convertible Preferred Stock of the Company were converted into 5,063,850 shares of Common Stock and all accrued dividends payable thereon were reversed and eliminated.

     On January 3, 1997, the underwriters of the Company's IPO exercised their option to purchase an additional 360,000 shares of Common Stock directly from the Company at a price of $11.50 per share, less underwriting discounts and commissions of $.805 per share. The Company received net proceeds of $3.9 million from the sale of the Common Stock pursuant to the exercise of such option.

     In conjunction with completing the IPO, the Company incurred total direct offering expenses payable to unrelated third parties of approximately $.9 million. Total net proceeds to the Company from the IPO and the over-allotment exercise after deducting total expenses and underwriting discounts and commissions was $22.2 million.

     The Company has used approximately $5.2 million of the net proceeds from the IPO for capital expenditures, all of which were paid directly to unrelated third parties. The remaining net proceeds of $17.0 million have been invested in short-term investment grade money market instruments.

     On June 30, 1997, the Company completed a secondary offering of Common Stock by selling a total of 3,250,000 shares of Common Stock, which included 750,000 shares sold by the Company and 2,500,000 shares sold by the Selling Shareholders. The price to the public of the Company's Common Stock was $22.00 per share, less underwriter's discounts and commissions of $1.10 per share. The underwriters exercised their option to purchase an additional 487,500 shares of Common Stock (with 250,000 shares sold by the Company and the remaining 237,500 sold by the Selling Shareholders) at a price of $22.00 per share, less underwriting discounts and commissions of $1.10 per share. The Company received net proceeds of $20.9 million from the sale of shares in the secondary offering before deducting offering expenses. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders. The Company incurred total direct offering expenses payable to unrelated third parties of approximately $.3 million in conjunction with the secondary offering of Common Stock. The net proceeds after deducting total offering expenses and underwriting discounts and commissions from the secondary offering were $20.6 million and have been invested in short-term investment grade money market instruments.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Documents filed as a part of this report:

Exhibit
Number  Description
------  -----------
 10.1   Credit Agreement dated as of August 1, 1997 between Powerwave
        Technologies, Inc. and Bank of America NT & SA.

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

                                         POWERWAVE TECHNOLOGIES, INC.




Date: October 31, 1997              By:        /s/  KEVIN T. MICHAELS
                                        ----------------------------------------
                                                  Kevin T. Michaels
                                           Vice President, Finance and Chief
                                                  Financial Officer

                          POWERWAVE TECHNOLOGIES, INC.

                               INDEX TO EXHIBITS

Exhibit
Number  Exhibits
------  --------
 10.1   Credit Agreement dated as of August 1, 1997 between Powerwave
        Technologies, Inc. and Bank of America NT & SA.

 11.1   Computation of pro forma net income and net income per share.

 27.1   Financial Data Schedule.
