Form 10-K
period 1997-12-28
POWERWAVE TECHNOLOGIES INC
filed 1998-02-27
CIK 1023362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 28, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _____ TO

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part of this Form 10-K or any amendment to this form 10-K [X]

          As of February 25, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $201,814,034 computed using the closing price of $16.625 per share of Common Stock on February 25, 1998 as reported by Nasdaq, based on the assumption that directors and officers and more than 10% shareholders are affiliates. As of February 25, 1998, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,130,873.

          Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

This Annual Report on Form 10-K contains certain forward-looking statements, the realization of which may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results," under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  Powerwave Technologies, Inc. ("Powerwave" or the "Company") was incorporated in Delaware in January 1985 under the name Milcom International, Inc. and changed its name to Powerwave Technologies, Inc. in June 1996. Powerwave designs, manufactures and markets ultra-linear radio frequency ("RF") power amplifiers for use in the wireless communications market. The Company's amplifiers, which are key components in wireless communications networks, increase the signal strength of wireless transmissions while reducing interference, or "noise." The reduction of noise enables wireless service providers to offer improved service to subscribers by offering clearer call connections with less interference. Increasing the signal strength of wireless transmissions also improves service by reducing the number of interrupted or dropped calls.

  Powerwave manufactures both single and multi-carrier amplifiers, with a primary focus on multi-carrier products. Multi-carrier amplifiers integrate the functions of several RF power amplifiers and cavity filters within a single unit, thereby reducing service providers' equipment and maintenance costs and space requirements while providing increased call capacity. The Company's products are currently being utilized in cellular and personal communications services ("PCS") base stations in both digital and analog-based networks. The Company's products support a wide range of digital and analog transmission protocols including CDMA, TDMA, GSM, AMPS and TACS. The Company also produces power amplifiers for the land mobile radio ("LMR") market (also known as specialized mobile radio or "SMR"), which is characterized as a two-way radio market with devices commonly utilized by police and emergency personnel and the business dispatch marketplace.

  Powerwave was formed in 1985 to develop a line of high-power RF amplifiers suitable for use with VHF/UHF, AM/FM transceivers. In addition, the Company offered products for use in the LMR industry. For the next several years, the Company continued product development in the land mobile radio industry, broadening its product offerings and selling to a diversified customer base. In late 1994, Powerwave developed a multi-carrier linear RF amplifier which could be utilized in the transmission of radio signals for cellular base stations. In 1995, the Company began supplying multi-carrier linear RF amplifiers for installation in base stations utilized in the deployment of two new digital cellular networks utilizing CDMA technology in South Korea. These new South Korean digital cellular networks began operating during 1996 with two independent service providers offering nationwide coverage. In 1996, Powerwave began development of a single carrier RF power amplifier for use in PCS network base stations. During 1997, the Company began supplying single carrier RF power amplifiers for use in the deployment of three new digital PCS networks utilizing CDMA technology in South Korea. These new South Korean PCS networks began operating on October 1, 1997, with three independent service providers offering limited coverage within South Korea. At year-end 1997 it has been reported that combined approximately 5 million subscribers were using the digital CDMA cellular and PCS networks in South Korea. The Company's customers in the South Korean market include Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung").

  The Company's three South Korean customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. For the fiscal year ended December 28, 1997, the Company's three largest customers, Hyundai, LGIC and Samsung, each of which accounted for more than 9% of the Company's net sales, accounted for approximately 83% of the Company's net sales in the aggregate. For 1997, Hyundai, LGIC and Samsung purchased products for implementation in both the South Korean digital cellular networks and the new digital PCS networks. The Company expects that sales to these customers of products for use in the South Korean cellular and PCS networks will decline due to the current unstable economic conditions within South Korea and Asia in general. In addition, the Company expects that sales for the South Korean digital cellular networks will decline as those networks near completion, which is currently expected to occur in the next year. The Company currently believes that the final completion of the buildout of the South Korean wireless networks is dependent upon a stabilization of economic conditions within South Korea. It is currently anticipated that future deployments of both the cellular and PCS networks will be delayed until economic conditions firmly stabilize in the region. The Company is unable to predict when that will occur. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market and Growth of Wireless Services Market; and Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  In recent periods, Powerwave's revenues have continued to increase significantly, primarily as a result of increasing sales to three customers supplying the South Korean marketplace. The Company believes that the current period of continued economic uncertainty within South Korea will result in either postponed, rescheduled or possibly cancelled orders with the Company's South Korean customers. The Company is attempting to expand its customer base outside of the South Korean market as it pursues additional opportunities within the wireless infrastructure equipment market. The Company has experienced, and expects to continue to experience, declining average sales prices for both its multi-carrier and single carrier amplifier products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, any reduction in demand from the Asian market could increase competition to sell products in the remaining markets, thereby further increasing pricing pressures in the global market.
Consequently, the Company believes that in order to maintain or improve existing gross margins in the near term, it must achieve manufacturing cost reductions, and in the long term it must develop new products that incorporate advanced features and that generate higher gross margins. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market and Growth of Wireless Services Market; Declining Average Sales Prices; and Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SIGNIFICANT BUSINESS DEVELOPMENTS IN FISCAL 1997

  On January 3, 1997, the underwriters of the Company's initial public offering of Common Stock (the "IPO") exercised their option to purchase an additional 360,000 shares of Common Stock directly from the Company at a price of $11.50 per share, less underwriting discounts and commissions of $.805 per share. The Company received net proceeds of $3.9 million which were recorded in the first quarter of Fiscal 1997.

  On June 30, 1997, the Company completed a secondary offering of Common Stock by selling a total of 3,250,000 shares of Common Stock, which included 750,000 shares sold by the Company and 2,500,000 shares sold by the Selling Shareholders. On July 2, 1997, the underwriters exercised their option to purchase an additional 487,500 shares of Common Stock (with 250,000 shares sold by the Company and the remaining 237,500 sold by the Selling Shareholders), bringing the total number of shares of Common Stock sold in this secondary offering to 3,737,500 shares, of which a total of 1,000,000 shares were sold by the Company and the remaining 2,737,500 shares were sold by the Selling Shareholders. The price to the public of the Common Stock was $22.00 per share, less underwriter's discounts and commissions of $1.10 per share. The Company received net proceeds after expenses of approximately $20.6 million from the sale of shares in the secondary offering. The proceeds were invested in short-term, investment-grade money market instruments. The Company did not receive any of the proceeds from the sale of shares by the Selling Shareholders.

  During the fourth quarter of 1997, Asian countries, including South Korea, began to experience weaknesses in their currency, banking and equity markets. The deteriorating economic and currency conditions throughout Asia in December 1997 led South Korea, along with several other countries, to request economic support from the International Monetary Fund. During this time, the Company's South Korean customers continued to order and take delivery of products from the Company and continued to make timely payments to the Company. The Company's sales to its South Korean customers are denominated in US dollars. The Company has not experienced any significant delay in payment from its South Korean customers.

  With the resulting overall market concerns regarding the economic health of the Asian markets and South Korea in particular, the market price of the Company's Common Stock suffered a significant decline. On December 11, 1997, the Company's Board of Directors authorized the Company to repurchase up to one million shares of its Common Stock in open market transactions. The Board of Directors stated that it took this action in light of the decline in the market price of the Company's Common Stock. The Company stated that it intended to utilize the shares repurchased in its employee stock option programs covering future option grants. During the fourth quarter ending December 28, 1997, the Company repurchased a total of 510,000 shares of its Common Stock at a total cost of $8.8 million.

  Subsequent to the end of the fourth quarter of 1997, economic and currency conditions in Asia and South Korea have continued to negatively impact overall market conditions within South Korea. Based on recent discussions with the Company's South Korean customers, Powerwave now believes that the current prolonged period of continued market uncertainty and economic instability will result in either postponed, rescheduled or possibly cancelled orders with the Company's South Korean customers. The delay or cancellation of orders by the Company's South Korean customers and the delay or termination of the continued deployment of the South Korean digital wireless networks would have a material adverse effect on the Company's business, results of operations and financial condition. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market and Growth of Wireless Services Market; and Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

  The Company operates in one industry segment: the design, manufacture and sale of RF power amplifiers for use in wireless communications networks. The Company currently markets its products through its manufacturer's representative sales force as well as its own internal sales force. A summary of the Company's sales by geographic region is incorporated herein by reference from Note 12 of the Notes to Consolidated Financial Statements.

BUSINESS STRATEGY

  Powerwave's focus on multi-carrier power amplifiers and the experience it has gained through the implementation of its products in digital cellular networks have enabled the Company to develop substantial expertise in ultra-linear multi-carrier power amplifier technology. The Company has developed the ability to manufacture ultra-linear multi-carrier RF power amplifiers in a standard, repeatable manner, thus allowing for increased production and reliability. For the expanding PCS markets where less call capacity is currently required, Powerwave offers high performance single carrier RF power amplifiers. The Company has also developed a PCS multi-carrier amplifier to address future anticipated capacity constraints in the PCS market. By obtaining components from numerous leading technology companies, Powerwave believes it is able to respond quickly and cost-effectively to new transmission protocols and design specifications. The manufacturability of the Company's existing RF power amplifier designs has allowed it to increase its manufacturing productivity while reducing its product costs. The Company believes that its ability to cost-effectively manufacture commercial quantities of RF power amplifiers represents a competitive advantage over other third-party manufacturers of RF power amplifiers. If the Company's outstanding customer orders were to be significantly reduced, the resulting loss of volume purchasing could adversely effect the Company's low cost competitive advantage, which would negatively affect the Company's business, results of operations and financial condition. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Declining Average Sales Prices and No Assurance of Product Manufacturability, Quality or Reliability" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company's strategic objective is to be the leading third-party supplier of high performance RF power amplifiers used in digital and analog wireless networks worldwide. The Company's strategy includes the following key elements:
(i) provide leading technology to the RF amplifier industry through continued investment in research and development; (ii) leverage its position as a leading multi-carrier amplifier supplier; (iii) continue to expand relationships with both leading wireless network operators as well as original equipment manufacturers of wireless networks; (iv) continue the development and marketing of both single and multi-carrier amplifier products for PCS networks; and (v) maintain its focus on the quality, reliability and manufacturability of its RF amplifier products.

MARKETS

  Powerwave sells its RF power amplifier products into various segments of the wireless communications market. The Company's primary focus is on the cellular and PCS markets and during 1997 the Company derived approximately 61% of its revenues from the cellular market and approximately 34% from the PCS market. The following describes the primary segments of the wireless communications market to which the Company sells its products:

  Cellular and PCS. Cellular networks utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station which uses wireless technology to receive subscribers calls and transmit those calls through the wireline public switched telephone network ("PSTN"). Cellular networks operate within the 800 and 900 MHz bandwidths of the radio spectrum. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which limit the distances PCS transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, PCS networks operating at the higher frequency ranges will require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic region. Additionally, due to the smaller geographical cell size utilized in PCS networks, PCS base stations will operate at lower power levels as compared to existing cellular networks.

  In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. As such, a base station utilizing traditional amplification technology cannot transmit or receive more calls than it has available channels at any given time.
Originally, cellular base stations in analog networks used single carrier power amplifiers for each frequency channel allocated to the cell. Many analog cellular networks are now beginning to utilize a process known as adaptive channel allocation in order to increase network capacity. In adaptive channel allocation, which is optimized with multi-carrier amplifiers, unused channels in cells are temporarily reallocated to augment more heavily utilized adjacent cells. The signals are amplified simultaneously through a multi-carrier power amplifier which allows for the simultaneous amplification of all channels within a base station. Multi-carrier amplifiers require significantly higher linearity than do single carrier designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for separate cavity filters for each channel, multi-carrier amplifiers reduce overall deployment and maintenance costs associated with base stations. While adaptive channel allocation using multi-carrier linear amplifiers has increased the capacity of analog networks, many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to begin to move from analog networks to digital networks.

  In digital networks, calls are segmented and transmitted across the entire bandwidth of allocated spectrum, rather than in single channels of that spectrum. The calls are then reassembled when received at the base station or cellular phone. While using the entire bandwidth of allocated spectrum results in greater system capacity, there is a greater likelihood that even minimal background noise will result in interrupted or dropped calls. Accordingly, ultra-linear amplification is even more critical in digital networks than in their analog counterparts. Powerwave provides ultra-linear multi-carrier RF amplifiers which are located in base stations and work to increase the signal strength of outgoing transmissions. Powerwave's single carrier and multi-carrier RF amplifiers work in base stations with a variety of other sophisticated electronic equipment, including receivers, radios and oscillators.

  Land Mobile Radio. Powerwave has been manufacturing power amplifiers for the LMR market since 1985. LMR is commonly associated with two-way communication devices used by police and emergency personnel and the business dispatch marketplace. While the domestic market has remained relatively static in the past few years, the Company believes there are opportunities in certain parts of the international market, where the installation of more expensive cellular and PCS systems is not cost-justified. In addition, various companies continue to design new products which utilize the frequencies traditionally allocated to the LMR market in an attempt to compete with both cellular and PCS system operators. There can be no assurance that such companies will achieve commercial success or, even if they are successful, whether Powerwave will be able to sell RF amplifiers into such new markets.

PRODUCTS

  Powerwave designs and manufactures both single and multi-carrier RF power amplifiers which are sold into the cellular and PCS markets. The Company's primary focus has been multi-carrier amplifiers, which are primarily sold to the more mature cellular markets where the multi-carrier products' ability to increase system capacity is currently growing in demand. During 1997, Powerwave began shipping single carrier RF power amplifiers for PCS networks, principally in the South Korean market. Globally, PCS networks are characterized as networks for which service providers have recently begun to establish service and accordingly are principally concerned with coverage as opposed to system capacity. The Company also designs and manufactures single carrier RF power amplifiers which are sold into the LMR markets.

  MCA SERIES. The MCA Series offers ultra-linear multi-carrier power amplifier technology for CDMA, TDMA and GSM digital cellular systems positioned between 800-960 MHz, as well as analog systems utilizing AMPS and TACS protocols. Powerwave's ultra-linear multi-carrier RF amplifiers utilize a single feedforward loop, which allows greater operating efficiency and requires less electrical current than competing multi-loop designs. The Company's amplifiers employ a microprocessor based feedforward loop design which results in improved tracking between the pilot tone and the actual signal and reduces interference. Powerwave's multi-carrier design also utilizes an actively switched output combiner (3 or 4 way), which allows any number of amplifiers to be "hot-swapped" without a significant loss of power. This design also allows for true cold standby switching of a standby amplifier, thereby providing network operators with a backup redundancy solution for even greater reliability. These amplifiers are designed to be installed in racks of three or four amplifiers. Smart combiner paralleling units allow for both higher power as well as system redundancy, which is the ability of the system to remain operational in the event of the failure of one or more of the paralleled amplifiers. All MCA series multi-carrier amplifiers provide remote status/fault monitoring capabilities.

  Powerwave offers various versions of its cellular MCA series multi-carrier RF amplifiers providing 25, 40 or 50 Watts (W) average power with maximum distortion of up to -65dBc. Up to 4 units can be combined in parallel utilizing the Company's fully redundant smart combiner racks for various effective average power ratings.

  PCS SERIES. The PCS Series offers both single and multi-carrier amplifiers for use in PCS networks that operate in the international DCS-1800 frequency of
1.8 gigahertz (GHz) and the United States PCS band at 1.9GHz. Typical system applications include CDMA, TDMA, and GSM protocols with output power ranging from 5W to 100W. The PCS Series of multi-carrier amplifiers offers similar power combining, system redundancy, and remote status/fault monitoring capabilities as the Company's MCA Series.

  LMR SERIES. The LMR Series is the Company's standard single carrier analog amplification product for LMR, paging, repeater and trunking applications.
These amplifiers operate in discreet bands within the 30 MHz to 960 MHz frequency range with input powers ranging from 10 milliwatts to 30W and produce output powers ranging from 30W to 250W. These amplifiers have been designed for simple installation and maintenance and are fully modular for serviceability in the field. The Company also provides broadband amplifiers for both digital and analog applications which can be used as building blocks in larger amplification systems or used as stand-alone amplifiers.

  The Company's multi-carrier power amplifiers range in price from $5,000 to $15,000 per amplifier, based upon the specification requirements. The Company's single carrier amplifiers range in price from $500 to $6,000 per amplifier depending upon product type and specifications. The Company also sells racks to install and combine multiple amplifiers, ranging in price from $1,000 to $5,000, depending upon specifications.

CUSTOMERS

  The Company sells its products to customers worldwide. During 1997, sales to Hyundai, LGIC and Samsung accounted for approximately 83% of total sales. Each of these customers accounted for more than 9% of the Company's net sales for fiscal 1997. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market and Growth of Wireless Services Market" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company also sells to a variety of wireless equipment suppliers, including ADC Wireless Systems, Inc., AT&T Wireless Services, BellSouth Cellular Corp., Metawave Communications Corporation, Motorola Corporation, Nokia
Telecommunications Inc., Northern Telecom Limited and Uniden America
Corporation.

MARKETING AND DISTRIBUTION, INTERNATIONAL SALES

  Powerwave sells its products through a highly technical direct sales force and through independent sales representatives. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, manage networks of independent sales representatives within the United States. The Company utilizes a network of independent sales representatives selected for their familiarity with potential customers of the Company and knowledge of the wireless infrastructure equipment market. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from the Company's marketing, product support and customer service departments.

  The Company's marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of the Company's products, particularly its base station power amplifiers, are lengthy, typically ranging from 6 to 18 months. As is customary in the industry, sales are made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. While certain customers provide the Company with forecasted needs, they are not bound by such forecasts and the Company does not recognize orders until actual purchase orders are received from the customer.

  International sales of the Company's products amounted to approximately 67%, 77%, and 86% of net sales for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively. Foreign sales of some of the Company's products are subject to national security and export regulations and may require the Company to obtain a permit or license. In recent years, the Company has not experienced any material difficulty in obtaining required permits or licenses. Foreign sales also subject the Company to risks related to political upheaval and economic downturns in foreign nations and regions, such as the economic downturn in the Asian and South Korean markets at the end of 1997. In addition, the Company's foreign customers typically pay for the Company's products with U.S. dollars. As such, a strengthening of the U.S. dollar as compared to a foreign customer's local currency effectively increases the cost of the Company's products for that customer, thereby making the Company's products less attractive to such customers. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SERVICE AND WARRANTY

  The Company's warranties vary by product type and typically cover defects in materials and workmanship for a period from one to five years. Warranty obligations and other maintenance services for the Company's products are performed by the Company in Irvine, California and Seoul, South Korea. The Company currently has service employees located in South Korea and utilizes its South Korean sales representative location to provide service support for the Asian region.

PRODUCT DEVELOPMENT

  Powerwave intends to continue to dedicate significant resources to the research and development of new methods to improve amplifier performance, including reduced noise and increased power in the RF amplification process.
The Company's development efforts also seek to reduce the cost and increase the manufacturing efficiency of existing products. The Company's research and development staff consisted of 76 people as of December 28, 1997. Expenditures for research and development amounted to approximately $2.3 million in 1995, and $5.8 million in 1996 and $11.5 million in 1997. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Products" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  Currently, the Company competes primarily with Avantek (a division of Hewlett Packard), AML Communications, Inc., M/A-COM, Inc. (a subsidiary of AMP, Inc.), Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs. Certain of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than the Company and have achieved greater name recognition for their existing products and technologies than has the Company. There can be no assurance that the Company will be able to successfully increase its market penetration or its overall share of the amplifier marketplace. The Company's results of operations could be adversely impacted if it is unable to effectively increase its share of the amplifier marketplace.

  The Company's success depends in part upon the rate at which wireless infrastructure OEMs incorporate the Company's products into their systems. The Company believes that a substantial portion of the present worldwide production of amplifiers is captive within the internal manufacturing operations of a small number of wireless infrastructure OEMs and that these amplifiers are offered for sale as part of their wireless systems. These OEMs include, among others, LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies Incorporated ("Lucent"), Motorola Corporation ("Motorola"), Nokia Telecommunications ("Nokia") and Northern Telecom Limited ("Nortel"). In addition, Samsung, a significant customer of the Company, manufactures power amplifiers in addition to purchasing such products from the Company. LGIC, another significant customer of the Company, announced in February 1997 that it entered into a relationship with Spectrian Corporation under which Spectrian Corporation will transfer technology to manufacture certain amplifier products to LGIC. The Company believes that OEMs, as well as other customers of the Company, continuously evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as the Company. These and other large manufacturers of wireless infrastructure equipment could also determine to offer and sell their RF power amplifiers to other OEMs or customers of the Company and compete directly with the Company. In addition, these or other OEMs may enter into joint ventures or strategic relationships with the Company's competitors, in which event the Company's ability to sell products to such OEMs could be reduced or eliminated. The Company's results of operations, net sales and profitability could be adversely impacted if certain OEMs were to actively market amplifier products in direct competition with the Company or manufacture amplifiers internally or enter into joint ventures or other strategic relationships with the Company's competitors. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Internal Production Capabilities of OEMs" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has experienced significant price competition and expects price competition in the sale of RF power amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the market better than the Company. There can be no assurance that the Company will be able to compete successfully in the pricing of its products, or otherwise, in the future. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Declining Average Sales Prices" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

BACKLOG

  The Company's backlog of orders was approximately $45.9 million on December 28, 1997 compared to approximately $37.2 million on December 29, 1996. A substantial portion of the backlog at December 28, 1997 is attributable to orders from customers for the South Korean market. Based upon recent discussions with its South Korean customers, the Company now believes that the current prolonged period of continued economic and market uncertainty within South Korea will result in either postponed, rescheduled or possibly cancelled orders with the Company's South Korean customers. Such postponements or cancellations will significantly reduce the amount of the Company's backlog of orders. The Company includes in its backlog all the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Product orders in the Company's backlog are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The Company regularly reviews its backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a six-month period. The Company makes adjustments as customer delivery schedules change as well as in response to changes in the Company's production schedule. Accordingly, the Company stresses that although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

MANUFACTURING AND SUPPLIERS

  The Company's headquarters and manufacturing facility is located in Irvine, California. The Company's manufacturing process involves the assembly of numerous individual components and precise fine-tuning by technically oriented production personnel. The parts and materials used by the Company consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

  The Company currently procures, and expects to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single sources. The Company has experienced, and may in the future experience, shortages of single source components. In such event, the Company may have to make adjustments to both product designs and production schedules which could result in delays in production and delivery of products. Such delays could have an adverse affect on the Company's operating results and financial condition. The foregoing forward-looking statements involve risks and uncertainties that could cause actual results to differ materially. See "Additional Factors That May Affect Future Results - Dependence on Single Sources for Key Components" under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has received ISO 9001 certification, a uniform worldwide quality-control standard. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified.

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

EMPLOYEES

  As of December 28, 1997, the Company had 442 full and part-time employees, including 76 in research and development, 13 in sales and marketing and 38 in corporate and administration. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

  The Company's Irvine, California headquarters and manufacturing facility occupy a 105,000 square foot building under a lease expiring in 2006. The Company believes that its current facilities provide adequate expansion capabilities for its operations. The Company sublet to an unrelated party approximately 27,000 square feet until October 1997, at which time the sublease expired and the Company retook possession of this space.

ITEM 3.  LEGAL PROCEEDINGS

  The Company is not currently a party to any material litigation. The Company is, from time to time, a party to routine litigation incidental to its business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Powerwave's Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for the Company's Common Stock for the periods indicated.

                                                  High          Low
                                                -------       -------
Fiscal Year 1996
----------------

December 6, 1996 through December 29, 1996      $16 1/4       $11

Fiscal Year 1997
----------------

First Quarter Ended March 30, 1997              $25           $14
Second Quarter Ended June 29, 1997              $23 7/8       $14 1/2
Third Quarter Ended September 28, 1997          $45 1/4       $21 3/8
Fourth Quarter Ended December 28, 1997          $49           $13 1/8

  There were approximately 55 security holders of record as of February 2, 1998. The Company believes there are approximately 2,000 shareholders of the Company's Common Stock held in street name. The Company has not paid any dividends to date and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The Company anticipates that all future earnings will be retained to finance future growth. The Company's bank credit agreement currently restricts the Company from paying cash dividends without the prior written consent of the bank.

  (b) From time to time during fiscal 1997, the Company issued an aggregate total of 510,334 shares of Common Stock to officers, directors and employees upon the exercise of stock options granted prior to fiscal 1997 under the Company's 1995 Stock Option Plan (the "1995 Plan") and 1996 Stock Incentive Plan (the "1996 Plan") at prices ranging from $2.47 to $11.50 per share. The Company received aggregate proceeds of approximately $1,638,409 from these exercises.

  From time to time during fiscal 1997, the Company issued an aggregate total of 435,050 nonqualified stock options to purchase Common Stock pursuant to the Company's 1995 Plan, 1996 Plan and 1996 Director Stock Option Plan to officers, directors and employees of the Company, of which no options were exercised. Of this total, 131,750 options were granted pursuant to the 1995 Plan, 288,300 options were granted pursuant to the 1996 Plan, and 15,000 options were granted pursuant to the 1996 Director Stock Option. Exemption from the registration provisions of the Securities Act of 1933 (the "Act") is claimed, among other exemptions, with respect to the grant of options referred to above, on the basis that the grant of options did not involve a "sale" of securities and, therefore, registration thereof was not required and, with respect to the exercise of options referred to above, on the basis that such transactions met the requirements of Rule 701 as promulgated under Section 3(b) of the Act.

  During fiscal 1997 the Company utilized approximately $6.9 million of the net proceeds from its December 6, 1996 IPO for capital expenditures. The Company also utilized $8.8 million of the proceeds to repurchase shares of its Common Stock in open market transactions. These repurchases began in December 1997. The remaining net proceeds from the IPO of $6.5 million have been invested in short-term, investment-grade money market instruments. The $20.6 million of net proceeds from the Company's secondary Common Stock offering on June 30, 1997, have also been invested in short-term, investment-grade money market instruments.

ITEM 6.  SELECTED FINANCIAL DATA

  The Company's consolidated statements of income data for the fiscal years ended December 28, 1997, December 29, 1996, and December 31, 1995 and balance sheet data as of December 28, 1997 and December 29, 1996 included herein have been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                                              Year Ended
                                              -----------------------------------------------------------------------------
                                                December 28,     December 29,   December 31,    December 31,   December 31,
                                                    1997             1996           1995            1994           1993
                                              ----------------   ------------   -------------   ------------   ------------
                                                                  (in thousands, except per share date)

OPERATIONS DATA:
Net sales                                             $119,709        $60,331        $36,044         $22,861         $8,717
Gross profit                                            48,682         25,561         13,331           8,395          2,150
Operating income                                        23,257         12,435          7,563           4,875            623
Net income                                            $ 16,191        $ 7,622        $ 4,480         $ 2,946         $  351
Net income and pro forma net
    income per share - basic (1)                          $.95           $.54           $.32
Net income and pro forma
    net income per share - diluted (1)                    $.92           $.52           $.31
Weighted average and pro forma
    weighted average common shares -
    basic (1)                                           16,958         14,181         14,063
Weighted average and pro forma
    weighted average common shares -
    diluted (1)                                         17,436         14,606         14,475

BALANCE SHEET DATA:
Cash and cash equivalents                             $ 67,433        $32,386        $ 5,861         $ 3,030         $  359
Working capital                                         67,511         33,243          9,640           3,486            679
Total assets                                           101,683         46,932         16,463           9,551          4,446
Long-term debt                                             659            520            138             176             56
Series A Convertible Preferred Stock                         -              -         14,498               -              -
Total shareholders' equity (deficit)                  $ 75,480        $36,843        $(3,878)        $ 4,142         $1,196

(1) 1995 and 1996 shares outstanding give effect to the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 5,063,850 shares of Common Stock and the reversal of accrued dividends payable thereon which occurred upon the completion of the Company's initial public offering of Common Stock on December 6, 1996. See Note 1 of the notes to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS

  The following table summarizes the Company's results of operations as a percentage of net sales for the fiscal years ended December 28, 1997, December 29, 1996 and December 31, 1995.


                                             As a Percentage of Net Sales
                                     ---------------------------------------------
                                                   Fiscal Year Ended
                                     ---------------------------------------------
                                     DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                         1997            1996            1995
                                     -------------   -------------   -------------
Net sales                               100.0%          100.0%          100.0%
Cost of sales                            59.3            57.6            63.0
                                        -----           -----           -----
Gross profit                             40.7            42.4            37.0
Operating expenses:
     Sales and marketing                  7.6             7.2             4.3
     Research and development             9.6             9.6             6.3
     General and administrative           4.1             5.0             5.4
                                        -----           -----           -----
Total operating expenses                 21.3            21.8            16.0
                                        -----           -----           -----

Operating income                         19.4            20.6            21.0
Other Income (expense)                    2.2             0.8             0.1
                                        -----           -----           -----

Income before income taxes               21.6            21.4            21.1
Provision for income taxes                8.1             8.8             8.7
                                        -----           -----           -----

Net income                               13.5%           12.6%           12.4%
                                        =====           =====           =====

YEARS ENDED DECEMBER 28, 1997 AND DECEMBER 29, 1996


Net Sales

  The Company's net sales are primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 98.4% from $60.3 million for the year ended December 29, 1996 to $119.7 million for the year ended December 28, 1997. The growth in revenue was primarily attributable to shipments of the Company's new single carrier PCS amplifier products (which began volume shipments in the second quarter of fiscal 1997), as well as increased sales of the Company's cellular multi-carrier amplifiers. For 1997, the Company's single carrier PCS amplifiers were being utilized in the deployment of the new PCS networks being built in South Korea and a majority of the Company's cellular multi-carrier amplifiers sold during the year were being utilized in the continued deployment of the digital cellular CDMA networks in South Korea. The Company's cellular multi-carrier amplifiers are also being used in cellular systems of wireless network operators in the North American and international markets outside of Asia. The Company currently estimates that the deployment of the digital cellular CDMA networks in South Korea is approximately 70% completed and that the initially planned deployment of the PCS networks within South Korea is approximately 30% completed. Given the current unstable economic environment within South Korea and Asia in general, the Company is unable to estimate the level of future deployments of these networks or when such deployments can be expected to be completed. The reduction or stoppage of these deployments will have an adverse effect on the Company's business, results of operations and financial condition. For additional discussion of the risks associated with the Company's South Korea business, see "Additional Factors That May Affect Future Results - Customer Concentration; Reliance Upon South Korean Market and Growth of Wireless Services Market; and Risks of Doing Business in International Markets."

  For the year ended December 28, 1997, cellular multi-carrier amplifiers (including racks) accounted for approximately 61.0% of revenues or $73.1 million, compared to approximately 79.5% or $48.0 million for fiscal 1996. Sales of amplifiers and associated products for PCS networks (consisting mainly of single-carrier amplifiers) accounted for approximately 33.7% of revenues or $40.4 million in 1997 compared to 1.1% or $0.7 million for 1996. LMR and paging amplifiers accounted for approximately 5.2% of revenues or $6.2 million for 1997, compared to approximately 10.8% or $6.5 million for 1996. Air-to-ground amplifiers accounted for no revenues during 1997 compared to 8.6% of revenues or $5.2 million for 1996. In January 1997, In-Flight Phone Corporation, one of the Company's major customers for air-to-ground amplifiers during 1996, filed for Chapter 11 Bankruptcy protection. The Company had previously fully reserved its accounts receivable exposure to this customer and this bankruptcy filing has not had any material impact on the Company's business, results of operations or financial condition.

  Total international sales, primarily to three customers in South Korea, accounted for 86.2% of revenues for 1997, compared with 77.2% for 1996. Total sales to customers in South Korea for 1997 accounted for approximately 83.0% of revenues or $99.3 million, which was a 117% increase over 1996 South Korean sales of $45.8 million or 75.8% of 1996 total sales. This growth in 1997 South Korean revenues was largely due to the ramp-up of products for deployment in the new PCS networks in South Korea which began deployment during 1997. Breaking down the total sales to South Korea for 1997, approximately 60% of South Korean sales or $59.4 million were for multi-carrier cellular products, with the remaining 40% or $39.8 million for single carrier PCS products. As a comparison, for 1996 total sales of PCS products to South Korea accounted for approximately 1% of South Korean sales or $0.5 mi1lion, with the remaining 99% or $45.0 million coming in the form of multi-carrier cellular products. For further discussion of the risks associated with the Company's sales to its customers in South Korea, see "Additional Factors That May Affect Future Results
- Customer Concentration; Reliance upon South Korean Market and Growth of Wireless Services Market."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead, warranty costs and royalties. Gross profit margins for 1996 and 1997 were 42.4% and 40.7% respectively. The decrease in gross margins was primarily attributable to the introduction and volume shipments of the new single carrier PCS products which have lower prices and gross margins. The Company anticipates that its sales of single carrier amplifiers for both PCS and cellular networks, which have lower sales prices and lower gross margins, will continue to account for a measurable portion of revenues which will accordingly impact the Company's total gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will continue to keep pace with price declines. If the Company is unable to continue to obtain cost reductions, its gross margins and profitability will be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices.

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. In addition with expected slowdowns in demand for wireless infrastructure equipment from the Asian markets, pricing competition among suppliers to the remaining world markets is expected to intensify. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. The Company has introduced new products at lower sales prices which has impacted the average sales prices of the Company's products. Future pricing actions by the Company and its competitors may also adversely impact the Company's gross profit margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, results of operations and financial condition. For a discussion of the impact of new products on the Company's business, see "Additional Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Products."

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries and other expenses for sales and marketing personnel, travel expenses, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 107.4% from $4.4 million for the year ended December 29, 1996, to $9.1 million for the year ended December 28, 1997. Sales and marketing expenses as a percentage of sales were 7.2% and 7.6%, respectively. The increase in sales and marketing expenses during 1997 was primarily attributable to increases in the sales and marketing staff and increased sales commissions related to increased product sales.

  Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses increased by 99.0% from $5.8 million for the year ended December 29, 1996, to $11.5 million for the year ended December 28, 1997. Research and development expenses as a percentage of sales were 9.6% and 9.6%, respectively. The increase in actual research and development expenses during 1997 was primarily attributable to increased staffing and associated engineering costs related to continued new product development, including the Company's new single carrier PCS amplifiers and its higher powered multi-carrier linear RF power amplifiers for cellular networks and ongoing product enhancements for both cellular and PCS products. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering both PCS and cellular products.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 63.5% from $3.0 million for the year ended December 29, 1996 to $4.9 million for the year ended December 28, 1997. General and administrative expenses as a percentage of sales were 5.0% and 4.1%, respectively. The increase in actual general and administrative expenses during 1997 was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel.

Other Income

  The Company earned other income of $2.6 million in 1997 compared to $.5 million for 1996. Other income consists primarily of interest income, net of any interest expense. The increase in net interest income is attributable to the larger cash balances the Company maintained during 1997 compared to the cash balances maintained during 1996. The larger cash balances were due to the Company's initial public offering in December 1996 and its secondary Common Stock offering in June 1997, as well as cash flow generated from operations.
The larger cash balances were invested in short-term, investment-grade money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 41.0% and 37.4% for the years ending December 29, 1996 and December 28, 1997, respectively. The decrease in the Company's effective tax rate was due to tax benefits from increased international sales.

YEARS ENDED DECEMBER 29, 1996 AND DECEMBER 31, 1995

Net Sales

  Net Sales increased by 67.4% from $36.0 million for the year ended December 31, 1995 to $60.3 million for the year ended December 29, 1996. The growth in revenue was primarily attributable to increased demand for cellular multi-carrier amplifiers, partially offset by a decrease in sales of LMR and paging amplifiers. Fiscal 1996 saw continued growth in the demand for cellular multi-carrier amplifiers by the Company's South Korean customers as they continued deployment of the digital cellular CDMA networks in South Korea. For the year ended 1996, cellular multi-carrier amplifiers (including racks) accounted for approximately 79.5% of revenues or $48.0 million, compared to approximately 54.5% or $19.6 million for 1995. LMR and paging amplifiers accounted for approximately 10.8% or $6.5 million of revenues for 1996, compared to approximately 29.1% or $10.5 million of revenues for 1995. Air-to-ground amplifiers accounted for approximately 8.6% or $5.2 million for fiscal 1996, compared to 15.4% or $5.6 million for 1995. PCS products accounted for 1.1% of revenues or $0.7 million in 1996 compared to none for 1995. International sales accounted for 77.2% of revenues for 1996, compared with 67.1% for 1995.

Gross Profit

  Gross profit margins for 1995 and 1996 were 37.0% and 42.4%, respectively. The increase in gross margins during 1996 was primarily attributable to reductions in manufacturing costs and a shift in sales mix to cellular, multi-carrier amplifiers which achieved a higher percentage of sales, generating improved gross margins.

Operating Expenses

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

  Research and development expenses increased by 156.2% from $2.3 million for the year ended December 31, 1995 to $5.8 million for the year ended December 29, 1996. Research and development expenses as a percentage of sales were 6.3% and 9.6%, respectively. The increase in research and development expenses during 1996 was primarily attributable to increased staffing and associated engineering costs related to continued new product development, including the Company's second generation multi-carrier linear RF amplifier for cellular networks and ongoing product enhancements. In addition, during the second quarter of 1996, the Company initiated its ongoing research and development work on amplifier products for the rapidly developing PCS market.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of December 28, 1997, the Company had working capital of $67.5 million, including $67.4 million in cash and cash equivalents as compared with working capital of $33.2 million and cash and cash equivalents of $32.4 million at December 29, 1996. The increase in cash balances from 1996 to 1997 is primarily attributable to the sale of the over-allotment common shares in January 1997 related to the Company's IPO which raised $3.9 million, the Company's secondary offering of Common Stock in June 1997 which raised approximately $20.6 million, and cash flow from operations.

  Cash provided by operations was approximately $.9 million, $11.2 million and $22.8 million in 1995, 1996, and 1997, respectively. The significant increases in cash generated from operations during both 1996 and 1997 was primarily a result of increased profitability, as well as improved inventory and working capital management associated with the Company's increasing revenue base.

  On October 10, 1995, the Company and certain shareholders entered into a Stock Purchase Agreement with two venture capital fund investors in which the Company sold a total of 3,375,900 shares of Series A Convertible Preferred Stock at an aggregate price of $15.0 million. As part of these transactions, the Company subsequently purchased 5,063,850 shares of its Common Stock from certain shareholders for an aggregate price of $12.5 million. The Company received net proceeds from this transaction of $2.0 million. This Series A Convertible Preferred Stock was converted into Common Stock, at a rate of one and one-half (1.5) shares of Common Stock for each Series A Convertible Preferred Stock, due to the successful completion of the December 1996 IPO. A total of 5,063,850 Common Shares were issued upon conversion.

  Capital expenditures were approximately $3.8 million and $6.9 million in 1996 and 1997, respectively, of which approximately $.7 million was financed through capital leases in 1996 and $.8 million in 1997. The Company relocated its headquarters and manufacturing operations to a new leased facility in July 1996. Leasehold improvements and capital expenditures associated with this facility totaled approximately $2.0 million and were substantially completed during the third quarter of 1996. The remainder of capital spending in 1996 and the majority of capital spending in 1997 largely represents spending on electronic test equipment utilized in both the Company's manufacturing and research and development areas.

  On May 30, 1996, the Company entered into a $5 million unsecured committed revolving credit agreement which expired, unused, on May 31, 1997. On August 21, 1997, the Company entered into a new $10 million unsecured revolving credit agreement. This credit agreement contains covenants regarding certain financial ratios and activities of the Company. The Company is required to pay a commitment fee equal to .1% per annum on the average daily unused portion of the facility. The commitment fee is payable quarterly in arrears. The agreement allows the Company to borrow at the bank's reference rate (8.5% at December 28, 1997) or the bank's LIBOR rate plus 1.25% per annum, all at the Company's option. Effective December 11, 1997, the Company amended the credit agreement to allow for repurchases of the Company's Common Stock by the Company in amounts up to $25 million. The Company was in compliance with all covenants at December 28, 1997 and no amounts were outstanding under the facility. The agreement terminates on July 31, 1998.

  On December 11, 1997 the Company's Board of Directors authorized the Company to repurchase up to one million shares of its Common Stock in open market transactions. The Company plans to utilize the repurchased shares in its employee stock option programs covering future option grants. During the fiscal fourth quarter ended December 28, 1997, the Company repurchased a total of 510,000 shares of its Common Stock at a total cost of $8.8 million.

  The Company had cash and cash equivalents of $67.4 million at December 28, 1997, compared with $32.4 million at December 29, 1996. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

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

DISCLOSURE ABOUT FOREIGN CURRENCY RISK

  The majority of the Company's revenues are derived from international sources, with the Company's customers in South Korea accounting for the significant majority of such revenues. While the Company currently invoices all of its customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which the Company's products are sold, along with the economic and political conditions of such foreign countries, could adversely affect the Company's business, results of operations and financial condition. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to the Company. While the Company currently believes that its international customers have the ability to meet all of their obligations to the Company, there can be no assurance that they will continue to be able meet such obligations. The Company regularly monitors the credit worthiness of its international customers and makes credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. Due to competitive reasons, the Company may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers.

  Certain countries in Asia, including South Korea, have recently experienced weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected South Korean wireless service operators' demand for the Company's products. The Company's foreign customers pay for the Company's products with U.S. dollars. As such, the recent strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has effectively increased the cost of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales and gross margins. For further discussion of the risks associated with the Company's international sales, see "Additional Factors That May Affect Future Results - Risks of Doing Business in International Markets."

YEAR 2000 COMPLIANCE

  In the next two years, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has examined its computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000.
Subsequent to December 28, 1997, the Company has completed the last upgrade to its computer operating system such that the Company has now been assured by its software providers that its computer systems are fully compliant with the Year 2000. It is not possible to quantify the aggregate cost to the Company of such upgrades since they were part of the software and hardware providers normal
upgrades to the Company's systems.   While the Company believes that its systems
are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. Software sold with the Company's products is Year 2000 compliant. The Company does not currently anticipate that the Year 2000 programming issue will have a material impact on its business, results of operations or financial condition.

NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued FASB No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1998.

  In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. Management is reviewing the impact of this statement on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1998.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide and regional economic and political conditions, industry specific factors, the Company's ability to add new customers to reduce its dependence on existing customers, the Company's ability to finance its activities and maintain its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the ability of the Company's products to operate and be compatible with various OEMs' base station equipment, the availability and cost of components, the Company's ability to manage expense levels, and the Company's ability to accurately anticipate customer demand.

Customer Concentration

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. The Company's three largest customers include, in alphabetical order, Hyundai, LGIC and Samsung. For the year ended December 28, 1997, these customers, each of which accounted for more than 9% of the Company's net sales for such period, accounted for approximately 83% of the Company's net sales. For fiscal 1996, these same three customers accounted for approximately 75% of the Company's net sales. Hyundai, LGIC and Samsung currently purchase products for implementation in the South Korean digital cellular telephone networks and the South Korean PCS networks. The Company currently believes that the prolonged period of continued market uncertainty and economic instability in South Korea and Asia in general, will result in either postponed, rescheduled or possibly cancelled orders from its South Korean customers. The delay or cancellation of orders by the Company's South Korean customers would have a material adverse effect on the Company's business, results of operations and financial condition. The delay or termination of the implementation of the South Korean digital cellular telephone and PCS networks would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company believes that the South Korean digital cellular networks are more than 70% completed and that the build-out of these networks will be completed over the next year. Due to the current economic issues, the Company currently believes that the final completion of the build-out of the South Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within South Korea. It is currently anticipated that the continued deployments of both the cellular and PCS digital networks will be delayed until such time that economic conditions become
stabilized from a long-term perspective.   Accordingly, the Company is unable to
predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original projections. In any event, sales related to these networks are anticipated to decrease significantly.

  A limited number of large OEMs account for a majority of RF power amplifier purchasers in the wireless infrastructure market, and the Company's success will be dependent upon its ability to establish and maintain relationships with these types of customers. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, major customers also have significant leverage and may attempt to change the terms, including pricing, payment and product delivery schedules, upon which the Company and such customers do business, thereby adversely affecting the Company's business, results of operations and financial condition. Further, one or more of these customers may determine to manufacture amplifiers internally, thus reducing or eliminating its purchases from the Company and possibly becoming a direct competitor of the Company. See "--Internal Amplifier Production Capabilities of OEMs." As a result, the Company's success will depend upon its ability to expand its customer base and, in particular, to successfully market its products to OEMs for wireless networks and have its products chosen over any internally designed or manufactured products.

  The Company currently sells to its major customers under purchase orders which are usually placed with short-term delivery requirements. As such, while the Company receives periodic order forecasts from its major customers, such customers have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Nonetheless, the Company maintains significant work-in-progress and raw materials inventory as well as maintaining increased levels of technical production staff to meet order forecasts. To the extent its major customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence, and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels would reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, in the event the Company's major customers desire to purchase products in excess of the forecasted amounts, the Company may not have sufficient inventory or manufacturing capacity to fill such increased orders, which could have a material adverse effect on the Company's relationships and future business with its customers.

Reliance upon South Korean Market and Growth of Wireless Services Market

  Three of the Company's customers, Hyundai, LGIC and Samsung, collectively accounted for approximately 83% of the Company's net sales for fiscal 1997, and approximately 75% of the Company's net sales for fiscal 1996. These customers supply equipment for implementation in the South Korean digital cellular and PCS networks. During fiscal 1995, 1996 and 1997, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the build-out of the South Korean digital cellular networks. The delay or termination of the continued implementation of the South Korean digital cellular network would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently believes that the South Korean digital cellular network is more than 70% completed and that the build-out phase of this network has begun declining during 1997 with full deployment originally estimated to be completed by the end of 1998. Accordingly, the Company's sales directly related to the South Korean digital cellular networks are anticipated to decrease significantly over the same time period.

  In contrast to the South Korean digital cellular networks, the build-out of the South Korean PCS networks began in the first quarter of 1997. During 1997, the Company began shipping in volume PCS single carrier amplifiers for use in the new PCS networks being built in South Korea. Sales to the Company's South Korean customers for the South Korean PCS networks represented substantially all of the Company's PCS sales during 1997. The delay, termination or early completion of the infrastructure build-out of the South Korean PCS networks would have a material adverse effect on the Company's business, results of operations and financial condition. Further, even if these networks are developed as anticipated, there can be no assurance that the Company's PCS products will achieve market acceptance outside of South Korea, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that the Company's PCS products are not timely developed or do not gain market acceptance or are not capable of being manufactured at competitive costs, the Company's business, results of operations and financial condition would be materially adversely affected.

  During the fourth quarter of 1997, certain Asian countries, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. The deteriorating economic and currency conditions throughout Asia led South Korea, along with several other Asian countries, including Indonesia and Thailand, to request economic support from the International Monetary Fund in December 1997. During this time, the Company's South Korean customers continued to order and take delivery of products from the Company and continued to make timely payments to the Company for amounts owed. Subsequent to the end of the fourth quarter of 1997, economic and currency conditions in Asia and South Korea have continued to deteriorate which has negatively impacted overall market conditions within South Korea. Based on recent discussions with the Company's South Korean customers, the Company now believes that the current prolonged period of continued market uncertainty and economic unstableness will result in either postponed, rescheduled or possibly cancelled orders with the Company's South Korean customers.

  The weakness in the South Korean Won has adversely affected South Korean wireless service operators demand for the Company's products. The Company's South Korean customers pay for the Company's products with U.S. dollars. As such, the recent strengthening of the U.S. dollar as compared to the South Korean Won, has increased the effective cost of the Company's products by as much as 100% or more for its South Korean customers. This increase in cost to the Company's South Korean OEM customers is being passed along to the South Korean wireless service providers in the form of increased costs for infrastructure equipment. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking network, it has become more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout.

  Therefore, the Company currently believes that the completion of the buildout of the South Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within South Korea. It is currently anticipated that the continued deployment of both the cellular and PCS digital networks will be delayed until such time that economic conditions become stabilized from a long-term perspective. Accordingly, the Company is unable to predict when, if ever, these networks will be completed pursuant to to the South Korean wireless network operators' original build-out projections. In any event, sales related to these networks are anticipated to decrease significantly during 1998.

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

Risks of Doing Business in International Markets

  For the fiscal years 1995, 1996 and 1997, international revenues accounted for approximately 67%, 77% and 86%, respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future.
As a result, the Company
is subject to various risks, including political and economic instability, the difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property protections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency exchange fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for any of a variety of reasons, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a substantial majority of the Company's net sales resulted from the sale of products to three companies in South Korea, where future sales are dependent upon favorable business and economic conditions, as well as trade relations with the United States and a lack of political conflicts with North Korea.

  During the last few months, economic conditions have deteriorated throughout the Asia-Pacific region, causing reductions in local exchange rates throughout the region and general financial market uncertainty. Countries in Asia, including South Korea, have recently experienced weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected both the Company's South Korean customers' demand for the Company's products and their ability to pay for the products in U.S. dollars. The Company's foreign customers pay for the Company's products with U.S. dollars. As such, the recent strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has effectively increased the local currency price of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking system, it has become more difficult for South Korean operating companies to raise additional US dollar financing to support the increased costs of purchasing the Company's products. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales, gross margins, results of operations and financial condition.

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

  The Company's foreign sales are generally invoiced in U.S. dollars. Accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company further expands its international operations, the Company may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that a currency hedging strategy would be successful in avoiding exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition. The increasing value of the U.S. dollar in comparison of the weakening of an international customer's local currency and associated weakening of such customer's local banking system, may negatively impact such customer's ability to meet their payment obligations to the Company. During a time of uncertain economic and banking conditions, such as the current situation in South Korea, there can be no assurance that such customers will continue to be able meet such obligations. The Company regularly monitors the credit worthiness of its international customers and makes credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. Due to competitive reasons, the Company may decide in the future to offer certain foreign customers extended payment terms and or sell certain products or services in the local currency of such customers. If the Company's international customers default on payment terms or are unable to make payment to the Company in U.S. dollars, the resulting payment shortages would have a material adverse impact on the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Results

  The Company has experienced, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; cancellations or rescheduling of customer orders and shipments due to economic slowdowns in the Company's customers' operating regions, such as South Korea; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; the timing, availability and sale of new products by the Company; product failures and associated in-field service support costs; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competing amplifier products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--Customer Concentration." Order deferrals and cancellations by the Company's customers, declining average sales prices, changes in the mix of products sold, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

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

Declining Average Sales Prices

  The Company has experienced, and expects to continue to experience, declining average sales prices for its products. Wireless infrastructure OEMs have come under increasing price pressure from cellular service providers and PCS service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among third-party suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure OEMs frequently negotiate supply arrangements far in advance of delivery dates, the Company must often commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers over a given period of time. To offset declining average sales prices, the Company believes that in the near term it must achieve manufacturing cost reductions, and in the longer term the Company must develop new products that incorporate advanced features and that can be manufactured at lower cost or sold at higher average sales prices. If, however, the Company is unable to achieve such cost reductions or product improvements, the Company's gross margins would decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

  During the fourth quarter of 1997, countries in Asia, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. Subsequent to the end of the fourth quarter, economic and currency conditions in Asia and South Korea have continued to deteriorate which has negatively impacted market conditions within South Korea. Based on recent discussions with the Company's South Korean customers, the Company now believes that the current prolonged period of continued market uncertainty and economic instability will result in postponed, rescheduled or possibly cancelled orders with the Company's South Korean customers. If the Company's outstanding orders with its South Korean customers or any other major customers are significantly reduced, delayed or cancelled, the resulting loss of volume purchasing could adversely effect the Company's ability to achieve manufacturing cost reductions in the form of price discounts for large volume purchases of components. Any reduction in the Company's ability to obtain manufacturing cost reductions would have a material adverse affect on the Company's business, results of operations and financial condition.

  Due to the economic problems facing Asia, the Company currently anticipates that demand for wireless infrastructure equipment throughout Asia may decrease during 1998. Any possible reduction in demand could cause suppliers of wireless infrastructure equipment, including RF power amplifiers, to increase their sales and marketing efforts in the remaining markets outside of Asia. Any possible increase in competition in the sale of RF power amplifiers could cause increased price competition which could lead to further declining average sales prices for the Company's product. If the Company is unable to offset further declining average sales prices of its products through cost reductions or product improvements, the Company's gross margins would decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

  In the fourth quarter of 1996, the Company introduced single carrier amplifiers for PCS networks, and such products have accounted for an increasing percentage of the Company's net sales during 1997. Since that time, sales of single carrier amplifiers have been subject to intense price competition and tend to carry lower gross margins than multi-carrier amplifier products. In addition, while the Company has increased the production level of its single carrier PCS products, the Company has had difficulty reducing the cost of materials for such products during this ramp-up. In the event that the Company is unable to reduce the manufacturing costs of its single carrier amplifiers and such amplifiers continue to account for a significant percentage of net sales, the Company's overall gross margins will be materially adversely affected.

Management of Growth; Dependence Upon Key Personnel

  The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels and product quality to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts or abrupt changes in customer orders in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Any degradation in product quality could adversely impact production rates, product delivery schedules and overhead expenses associated with product support. The Company continues to implement a number of new financial and management controls, reporting systems and procedures. The Company has recently hired a significant number of employees, including engineers, production technicians and sales and marketing employees to meet demand forecasts. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired production levels and product quality or if the Company's demand forecasts are incorrect, or the Company's customers cancel or delay existing orders, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Due to the Company's reliance on certain single-sourced customized components, if the Company experiences an abrupt reduction in customer demand, the Company may end up with excess inventories of such components due to the nature of the volume purchasing agreements that the Company enters to obtain component cost reductions. If the Company is unable to utilize such components in a timely manner and is unable to sell such components due to their customized nature, the resulting negative impact on the Company's liquidity and resulting increased inventory levels could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  The Company has experienced significant price competition and expects price competition in the sale of RF power amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer lower prices or superior performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the market. There can be no assurance that the Company will be able to compete successfully in the pricing of its products, or otherwise, in the future.

Rapid Technological Change; Dependence on New Products

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During fiscal 1997, the Company continued to invest significant resources in the development and manufacture of RF power amplifiers for PCS networks and expects to continue to invest significant resources in this area. There can be no assurance that the deployment of PCS networks will not be delayed or that the Company's PCS-based products will achieve widespread market acceptance or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS products are not timely and economically developed or are not produced in sufficient quantities or do not gain widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

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

Internal Amplifier Production Capabilities of OEMs

  Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers, and the Company believes that its existing customers continuously evaluate whether to manufacture their own amplifiers. Certain customers of the Company have produced internally designed amplifiers in an attempt to replace products manufactured by the Company. The Company expects that this practice will continue. In addition, LGIC, one of the Company's customers, has entered into a joint venture manufacturing arrangement with one of the Company's competitors. In the event that customers of the Company do manufacture their own amplifiers, such customers could reduce or eliminate their purchases of the Company's products. There can be no assurance that the Company's current customers will continue to rely, or expand their reliance, on the Company as an external source of supply for their RF power amplifiers, or that other wireless telecommunications OEMs such as Lucent, Ericsson, Motorola, Nokia and Nortel will become and remain customers of the Company. OEMs with internal manufacturing capabilities could also sell amplifiers externally to other OEMs, thereby competing directly with the Company. In addition, even if the Company were successful in selling its products to these OEMs, it is anticipated that such OEMs would demand price and other concessions based on their ability to manufacture amplifiers internally. There can be no assurance that the Company will continue to enter into supply contracts with OEMs on terms that are acceptable to the Company, if at all, or that such contracts will not be terminated on short notice. Any significant loss of sales to current customers, not offset by sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition. If, for any reason, the Company's major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require the Company to participate in joint venture manufacturing with such OEM, the Company's business, results of operations and financial condition could be materially adversely affected.

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

Possible Volatility of Stock Price

  The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations have and may continue to adversely affect the market price of the Company's Common Stock. Factors such as fluctuations in the Company's results of operations, failure of such results of operations to meet the expectations of stock market analysts and investors, changes in the economic outlook of the markets into which the Company sells it products (such as South Korea), change in stock market analyst recommendations regarding the Company and or its competitors, the timing and announcements of technological innovations or new products by the Company, or its competitors, developments with respect to patents and proprietary rights, timing and announcements of developments related to the Company's customers, results of operations of certain of the Company's competitors, government regulation, political or economic instability in countries in which the Company sells its products, changes in the wireless communications industry generally and general market conditions may have a significant adverse effect on the market price of the Company's Common Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Financial Statements/Schedule:


Consolidated Financial Statements                                                                          Page(s)
--------------------------------------------------------------------------------------------          -----------------

Independent Auditors' Report                                                                                      30
Consolidated Balance Sheets - December 28, 1997 and December 29, 1996                                             31
Consolidated Statements of Income - Three years ended December 28, 1997                                           32
Consolidated Statements of Shareholders' Equity (Deficit) - Three years ended
     December 28, 1997                                                                                            33
Consolidated Statements of Cash Flows - Three years ended December 28, 1997                                       34
Notes to Consolidated Financial Statements                                                                     35-46

Financial Statement Schedule
Schedule II-Valuation and Qualifying Accounts - Three years ended
     December 28, 1997                                                                                            53

Exhibit 11.1 - Computation of Net Income per Share


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 Not Applicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:


  We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. (the "Company") as of December 28, 1997 and December 29, 1996, and the related consolidated statements of income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 28, 1997. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.


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


  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 1997 and December 29, 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP



Costa Mesa, California
January 14, 1998

                          POWERWAVE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                 DECEMBER 28,    DECEMBER 29,
ASSETS:                                                              1997            1996
                                                                 -------------   -------------
Current Assets:
     Cash and cash equivalents                                   $ 67,433,168    $ 32,386,331
     Accounts receivable, net of allowance for doubtful
          accounts of $769,068 and $485,368 at December 28,
          1997 and December 29, 1996, respectively                 11,967,327       3,324,699
     Inventories, net                                               8,844,177       4,707,545
     Prepaid expenses and other current assets                      1,221,426         327,816
     Deferred tax assets                                            3,082,977       1,875,572
                                                                 ------------    ------------
          Total current assets                                     92,549,075      42,621,963
Property and equipment                                             11,019,767       5,211,764
Accumulated depreciation and amortization                          (2,643,022)     (1,011,132)
                                                                 ------------    ------------
      Net property and equipment                                    8,376,745       4,200,632
                                                                 ------------    ------------
Other assets                                                          757,235         109,606
                                                                 ------------    ------------
TOTAL ASSETS                                                     $101,683,055    $ 46,932,201
                                                                 ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                            $  9,607,335    $  3,588,885
     Accrued expenses and other liabilities                        10,249,125       3,878,396
     Current portion of long-term debt                                507,140         253,747
     Income taxes payable                                           4,674,027       1,658,019
                                                                 ------------    ------------
          Total current liabilities                                25,037,627       9,379,047

Deferred tax liabilities                                              289,426         189,432
Long-term debt                                                        658,630         520,399
Other non - current liabilities                                       217,720               -
                                                                 ------------    ------------

TOTAL LIABILITIES                                                  26,203,403      10,088,878
                                                                 ------------    ------------


Shareholders' Equity:
Preferred Stock, $.0001 par value, 5,000,000 shares
     authorized and no shares outstanding                                   -               -
Common Stock, $.0001 par value, 40,000,000 shares
     Authorized, 17,773,713 shares issued and 17,263,713
     Outstanding at December 28, 1997, and 15,862,497
     Shares issued and outstanding at December 29, 1996            64,800,529      33,570,573
Retained earnings                                                  31,695,283      15,504,130
Less treasury stock at cost                                       (21,016,160)    (12,231,380)
                                                                 ------------    ------------
     Total shareholders' equity                                    75,479,652      36,843,323
                                                                 ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $101,683,055    $ 46,932,201
                                                                 ============    ============




   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME


                                                              YEAR ENDED
                                              ------------------------------------------
                                              DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                                  1997           1996           1995
                                              ------------   ------------   ------------

Net sales                                     $119,709,158    $60,330,864    $36,044,438
Cost of sales                                   71,027,055     34,770,160     22,713,227
                                              ------------    -----------    -----------
Gross profit                                    48,682,103     25,560,704     13,331,211
Operating expenses:
     Sales and marketing                         9,053,424      4,364,834      1,557,282
     Research and development                   11,482,562      5,770,523      2,252,254
     General and administrative                  4,888,785      2,990,580      1,958,228
                                              ------------    -----------    -----------
Total operating expenses                        25,424,771     13,125,937      5,767,764
                                              ------------    -----------    -----------

Operating income                                23,257,332     12,434,767      7,563,447
Other income, net                                2,601,350        483,696         32,237
                                              ------------    -----------    -----------

Income before income taxes                      25,858,682     12,918,463      7,595,684
Provision for income taxes                       9,667,529      5,296,569      3,115,648
                                              ------------    -----------    -----------

Net income                                    $ 16,191,153    $ 7,621,894    $ 4,480,036
                                              ============    ===========    ===========

Basic earnings per share
    (Pro forma for 1995)                             $0.95          $0.54          $0.32

Diluted earnings per share
    (Pro forma for 1995)                             $0.92          $0.52          $0.31

Weighted average common shares - basic
    (Pro forma for 1995)                        16,958,262     14,181,179     14,062,497

Weighted average common shares - diluted
    (Pro forma for 1995)                        17,436,051     14,606,372     14,475,478




   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.


           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                                                                                         Total
                                               Common Stock               Treasury Stock                             Shareholders'
                                        --------------------------   -------------------------                           Equity
                                          Shares         Amount       Shares        Amount       Retained Earnings     (Deficit)
                                        -----------   ------------   ---------   -------------   -----------------   --------------

Balance at January 1, 1995              13,949,997    $   740,000            -   $          -          $ 3,402,200    $  4,142,200

Repurchase of Common
    Stock                               (5,063,850)      (268,620)   5,063,850    (12,231,380)                   -     (12,500,000)
Net income                                       -              -            -              -            4,480,036       4,480,036
                                        ----------    -----------    ---------   ------------    -----------------    ------------
Balance at December 31, 1995             8,886,147        471,380    5,063,850    (12,231,380)           7,882,236      (3,877,764)

Issuance of Common Stock
    related to the exercise of
     stock options                         112,500        300,000            -              -                    -         300,000
Issuance of Common Stock
    related to the IPO, net              1,800,000     18,301,000            -              -                    -      18,301,000
Conversion of Preferred Stock
    to Common Stock                      5,063,850     14,498,193            -              -                    -      14,498,193
Net income                                       -              -            -              -            7,621,894       7,621,894
                                        ----------    -----------    ---------   ------------    -----------------    ------------
Balance at December 29, 1996            15,862,497     33,570,573    5,063,850    (12,231,380)          15,504,130      36,843,323

Issuance of Common Stock
    related to the exercise of
     stock options                         510,334      1,638,412            -              -                    -       1,638,412
Tax benefit related to
    stock option exercises                       -      4,459,130            -              -                    -       4,459,130
Compensation expense related
    to stock option grants                       -         38,850            -              -                    -          38,850
Issuance of Common Stock
    related to the Employee Stock
     Purchase Plan                          40,882        399,618            -              -                    -         399,618
Tax benefit related to the
    sale of shares purchased under
     the Employee Stock Purchase
     Plan                                        -        199,801            -              -                    -         199,801
Exercise of over-allotment,
    related to the IPO, net                360,000      3,884,019            -              -                    -       3,884,019
Issuance of Common Stock
    related to the secondary
     offering, net                       1,000,000     20,610,126            -              -                    -      20,610,126
Repurchases of  Common
    Stock                                 (510,000)             -      510,000     (8,784,780)                   -      (8,784,780)
Net income                                       -              -            -              -           16,191,153      16,191,153
                                        ----------    -----------    ---------   ------------    -----------------    ------------
Balance at December 28, 1997            17,263,713    $64,800,529    5,573,850   $(21,016,160)         $31,695,283    $ 75,479,652
                                        ==========    ===========    =========   ============    =================    ============

   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           DECEMBER 28,    DECEMBER 29,    DECEMBER 31,
                                                               1997            1996            1995
                                                           -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $16,191,153     $ 7,621,894    $  4,480,036
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                               1,682,660         656,733         353,929
  Provision for doubtful accounts                               283,700         362,836         112,532
  Provision for inventory reserves                            1,116,835         609,254         490,583
  Deferred income taxes                                      (1,107,411)       (654,658)       (609,927)
  Compensation costs related to options                          38,850               -               -
  Changes in assets and liabilities:
   Accounts receivable                                       (8,926,328)       (583,545)     (1,788,298)
   Inventories                                               (5,253,467)       (592,538)     (1,938,818)
   Income tax refund receivable                                       -         609,550        (609,550)
   Prepaid expenses and other current assets                   (893,610)       (312,653)        (48,730)
   Accounts payable                                           6,018,450          80,787       2,066,914
   Accrued expenses and other liabilities                     6,588,449       1,797,950         737,138
   Other assets                                                (647,629)        (57,307)              -
   Income taxes payable                                       7,674,939       1,658,019      (2,304,855)
                                                            -----------     -----------    ------------
Net cash provided by operating activities.                   22,766,591      11,196,322         940,954
                                                            -----------     -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (6,901,692)     (3,791,572)       (537,909)
  Sale of short-term investments                                      -               -         494,795
                                                            -----------     -----------    ------------
  Net cash used in investing activities.                     (6,901,692)     (3,791,572)        (43,114)
                                                            -----------     -----------    ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                         (412,967)       (133,747)        (65,459)
  Proceeds from sale of property and equipment                1,847,510         703,543               -
  Decrease in amounts due to shareholders                             -         (50,000)              -
  Issuance of Preferred Stock                                         -               -      14,498,193
  Issuance of Common Stock                                   24,893,763      18,301,000               -
  Repurchase of Common Stock                                 (8,784,780)              -     (12,500,000)
  Proceeds from exercise of stock options                     1,638,412         300,000               -
                                                            -----------     -----------    ------------
 Net cash provided by financing activities                   19,181,938      19,120,796       1,932,734
                                                            -----------     -----------    ------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                           35,046,837      26,525,546       2,830,574
CASH AND CASH EQUIVALENTS, beginning                         32,386,331       5,860,785       3,030,211
                                                            -----------     -----------    ------------
CASH AND CASH EQUIVALENTS, ending                           $67,433,168     $32,386,331    $  5,860,785
                                                            ===========     ===========    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                  $    99,961     $    18,393    $     56,783
                                                            ===========     ===========    ============
  Income taxes                                              $ 3,100,000     $ 3,809,000    $  6,665,000
                                                            ===========     ===========    ============
NON CASH ITEMS:
Acquisition of property and equipment
  through capital lease                                     $   804,591     $   703,543               -
                                                            ===========     ===========
Conversion of Preferred Stock to Common Stock                         -     $14,498,193               -
                                                                            ===========
Tax benefit related to stock option exercises               $ 4,459,130               -               -
                                                            ===========
Tax benefit related to sale of shares purchased under
  the Employee Stock Purchase Plan                          $   199,801               -               -
                                                            ===========

   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   NATURE OF OPERATIONS


  Powerwave Technologies, Inc. (the "Company") is a Delaware corporation engaged in the design, manufacture and sale of radio frequency ("RF") power amplifiers and related electronic equipment for use in the wireless communications market. The Company manufactures both single carrier and multi-carrier amplifiers, with a focus on multi-carrier products. The Company's products are currently being utilized in both cellular and PCS base stations in both digital and analog-based networks. The Company's products support a wide range of digital and analog transmission protocols. The Company also produces RF power amplifiers for the land mobile radio ("LMR") market, which is characterized as a two-way radio market with devices commonly utilized by police and emergency personnel and the business dispatch marketplace.



NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation


  The consolidated financial statements include the accounts of the Company and
its wholly owned subsidiaries.   All intercompany accounts and transactions have
been eliminated in consolidation.


Fiscal Year


  The Company operated on a calendar fiscal year basis through fiscal 1995. Commencing with fiscal year 1996, the Company adopted a 52/53 week accounting
fiscal year.   Beginning in 1996, the Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1996 ended on December 29, 1996 and fiscal year 1997 ended on December 28, 1997. Fiscal year 1998 will end on January 3, 1999.


Cash and Cash Equivalents


  Cash and cash equivalents generally consist of cash, time deposits, commercial paper, money market preferred stocks, money market funds and other money market instruments. The Company invests its excess cash in only investment grade money market instruments from a variety of industries and, therefore, bears minimal risk. Securities with maturity dates all have original maturity dates of three months or less. Such investments are stated at cost, which approximates fair value.


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

Property and Equipment


  Property and equipment are stated at cost. The Company depreciates these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:


          Machinery and equipment             2 to 5 years
          Office furniture and equipment      3 to 5 years
          Leasehold improvements              7 to 10 years
          Property under capital leases       3 to 5 years


Accounting for Stock-Based Compensation


  SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in Note 9 to the financial statements pro forma basic and diluted net income and earnings per share as if the Company had applied the new method of accounting.


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


Stock Split


  In October 1995, the Company's shareholders approved a 9,300-for-one stock split of the Company's Common Stock. The Company also changed the number of common shares authorized from 1,000 shares to 20,000,000 shares and the par value per share from $1 per share to $.0001 per share. All Common Stock information included in the accompanying consolidated financial statements has been restated to reflect such stock split.


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


Earnings Per Share and Pro Forma Earnings Per Share


  The Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "Primary" earnings per share with "Basic" earnings per share and the presentation of "Fully Diluted" earnings per share with "Diluted" earnings per share. Prior periods have been restated to reflect the change in presentation.

  Basic earnings per share and pro forma basic earnings per share amounts are based upon the weighted average number of common shares outstanding and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Diluted earnings per share and pro forma diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period presented and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Potential common shares include stock options using the treasury stock method.


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


Customer Concentrations and International Sales


  The Company's product sales have historically been concentrated in a small number of customers. During the years ended December 28, 1997, December 29, 1996 and December 31, 1995 sales to three customers (four customers for year ended December 29, 1996) totaled $99.3 million, $50.3 million and $20.7 million or 83%, 83% and 58% of net sales, respectively.


  During the years ended December 28, 1997, December 28, 1996 and December 31, 1995 total international sales, which were primarily to the South Korean market, were $103.2 million, $46.6 million and $24.2 million respectively. The Company currently believes that the prolonged period of continued market uncertainty and economic instability in South Korea and Asia in general, will result in either postponed, rescheduled or possibly cancelled orders from its South Korean customers. The delay or cancellation of orders by the Company's South Korean customers would have a material adverse effect on the Company's business, results of operations and financial condition.


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


New Accounting Pronouncements


  For the fiscal years beginning after December 28, 1997, the Company will adopt SFAS No. 130, Reporting Comprehensive Income and SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. The Company is reviewing the impact of such statements on its financial statements.

NOTE 3.  INVENTORIES


 Inventories consist of the following at December 28, 1997 and December 29, 1996:


                                                         1997            1996
                                                       ----------     -----------

     Parts and components                              $ 3,167,318     $ 3,178,401
     Work-in-process                                     3,950,323       1,345,035
     Finished goods                                      1,726,536         184,109
                                                       -----------     -----------
     Total                                             $ 8,844,177     $ 4,707,545
                                                       ===========     ===========

NOTE 4.  PROPERTY AND EQUIPMENT


 Property and equipment consist of the following at December 28, 1997 and December 29, 1996:

                                                         1997            1996
                                                       -----------     -----------
     Machinery and equipment                           $ 7,775,801     $ 2,500,455
     Office furniture and equipment                      1,832,440       1,413,881
     Leasehold improvements                              1,312,642       1,281,870
     Construction in progress                               98,884          15,558
                                                       -----------     -----------
                                                        11,019,767       5,211,764
     Less accumulated depreciation
        and amortization                                (2,643,022)     (1,011,132)
                                                       -----------     -----------
     Net property and equipment                        $ 8,376,745     $ 4,200,632
                                                       ===========     ===========

  Included in property and equipment are assets under capital lease of $1,569,687 and $867,134 at December 28, 1997 and December 29, 1996,
respectively. Accumulated amortization of assets under capital lease was $371,451 and $123,836 at December 28, 1997 and December 29, 1996, respectively.

  In 1997 and 1996 the Company entered into sale-leaseback transactions for certain equipment. In 1997 the Company received proceeds of $1,831,143 for equipment that it subsequently leased back under capital and operating leases. The amounts leased back under capital and operating leases were $804,591 and $1,026,552, respectively. In 1996 proceeds totaled $703,543 for equipment that was subsequently leased back under capital leases.


NOTE 5.  FINANCING ARRANGEMENTS


  On May 30, 1996, the Company entered into a $5 million unsecured committed revolving credit agreement which allowed the Company to borrow at the bank's reference rate. This credit agreement expired, unused, on May 31, 1997. On August 21, 1997, the Company entered into a new $10 million unsecured revolving credit agreement. The credit agreement contains covenants regarding certain financial ratios and activities of the Company. The Company is required to pay a commitment fee equal to .1% per annum on the average daily unused portion of the facility. The commitment fee is payable quarterly in arrears. The agreement allows the Company to borrow at the bank's reference rate (8.5% at December 28, 1997) or the bank's LIBOR rate plus 1.25% per annum, all at the Company's option. Effective December 11, 1997, the Company amended the credit agreement to allow the Company to repurchase up to $25 million worth of its Common Stock. The Company was in compliance with all covenants at December 28, 1997 and no amounts were outstanding under the facility. The agreement terminates on July 31, 1998.

NOTE 6.   SHAREHOLDERS' EQUITY


Preferred Stock


  During October 1995, the Company sold 3,375,900 shares of Series A Preferred Stock at $4.44 per share and raised net proceeds of $14,498,193. The Company then used a portion of the proceeds to purchase 5,063,850 shares of the Company's Common Stock at $2.47 per share from the shareholders. A total of $12,500,000 was paid to Shareholders to purchase such shares. These shares are being held as treasury stock by the Company as of December 29, 1996 and December 28, 1997. The Series A Preferred Stock shares were convertible, at the holder's option, into shares of Common Stock on a 1 to 1.5 share basis (adjusted for the October 1996 stock split). Upon completion of the Company's initial public offering in December 1996, the Series A Preferred Stock was automatically converted into Common Stock. The Series A Preferred Stock carried a dividend rate of 12% per annum which accrued beginning in January 1996. Per the terms of the Series A Preferred Stock, such accrued dividends were canceled upon completion of the Company's IPO and the corresponding accrued dividends reversed.


NOTE 7.   INCOME TAXES


  The provision for income taxes for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 consists of the following:


                                         1997          1996          1995
                                     ------------   -----------   -----------
     Current:
      Federal                        $ 8,865,398    $4,663,553    $2,900,929
      State                            1,909,542     1,287,674       824,646
                                     -----------    ----------    ----------
      Total current provision         10,774,940     5,951,227     3,725,575
     Deferred:
      Federal                           (834,025)     (570,807)     (493,630)
      State                             (273,386)      (83,851)     (116,297)
                                     -----------    ----------    ----------
     Provision for income taxes      $ 9,667,529    $5,296,569    $3,115,648
                                     ===========    ==========    ==========

  The difference between income taxes provided in the financial statements and as required by the federal statutory rate of 35% for the years ended December 28, 1997, December 29, 1996 and December 31, 1995 is as follows:

                                             1997          1996          1995
                                          -----------   -----------   -----------

     Taxes at federal statutory rate      $9,050,539    $4,521,461    $2,658,489
     State taxes, net                      1,063,502       782,485       460,427
     R&D Tax Credit                         (406,572)      (91,981)            -
     Other                                   (39,940)       84,604        (3,268)
                                          ----------    ----------    ----------
     Provision for income taxes           $9,667,529    $5,296,569    $3,115,648
                                          ==========    ==========    ==========

  At December 28, 1997 and December 29, 1996, the Company's net deferred tax asset was comprised of the following major components:

                                                1997          1996
                                             -----------   -----------
     Depreciation of property                $ (289,426)   $ (189,432)
     Accruals and reserves                    1,819,658       812,094
     Costs capitalized into inventories       1,147,331       639,496
     State taxes                                115,988       423,982
                                             ----------    ----------
     Net deferred tax asset                  $2,793,551    $1,686,140
                                             ==========    ==========

NOTE 8.   PROFIT-SHARING AND PENSION PLANS

  The Company sponsors a 401(k) profit-sharing plan covering all eligible employees. For the year ended December 29, 1996, the Board authorized $595,000 in contributions to the profit-sharing plan. For the year ended December 28, 1997, the Company anticipates that contributions to the profit-sharing plan will equal approximately $890,000.


  The 401(k) pension plan provided for Company matching participant contributions up to a maximum of 10% of each participant's annual contribution for the year ended December 29, 1996. For fiscal year 1997, the Company amount of matching contribution was increased to 20% of each participant' annual contribution. Employee contributions are limited to 15% of base salary. Contributions for the years ended December 28, 1997 and December 29, 1996 were $83,297 and $21,783, respectively.


NOTE 9.   STOCK OPTION PLANS


  1995 Stock Option Plan - Effective December 4, 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan"), as amended, to permit executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors. Each option agreement includes a provision requiring the Optionee to consent to the terms of the agreement. The 1995 Plan provides for the grant of nonstatutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company's Board of Directors. In addition, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company's Board of Directors, for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Options generally vest at the rate of 25% on the first anniversary date and 2% per month thereafter and expire no later than ten years after the grant date. Up to 1,938,615 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Under an agreement with the Company, certain shareholders have agreed that, once the Company has issued an initial 1,095,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise will be coupled with a pro rata redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 843,615 shares of the Company's Common Stock. As of December 28, 1997, 610,334 options have been exercised under the 1995 Plan and there were 1,328,114 options outstanding under the 1995 Plan at a weighted average exercise price of $5.04.


  1996 Stock Incentive Plan - On October 7, 1996 the Company adopted the 1996 Stock Incentive Plan (the "1996 Plan"), which became effective December 5, 1996. The 1996 Plan covers an aggregate of 1,500,000 shares of Common Stock plus any shares which are or become available for grant under the 1995 Plan. The 1996 Plan provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. The purpose of the 1996 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. As of December 28, 1997, 12,500 options have been exercised under the 1996 Plan. There were 340,500 options outstanding under the 1996 Plan as of December 28, 1997 at a weighted average exercise price of $23.51.

  1996 Director Stock Option Plan - On October 7, 1996 the Company adopted the 1996 Director Stock Option Plan (the "Director Plan"), which became effective December 5, 1996. The Director Plan provides for the grant by the Company of options to purchase up to an aggregate of 200,000 shares of Common Stock of the Company. The Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company automatically will be eligible to receive options to purchase stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996 will be granted an initial option under the plan covering 30,000 shares of Common Stock, which option shall vest in annual installments as to 25% of the optioned shares over a period of four years from the anniversary date of the grant. Furthermore, on December 5, 1996 and on each anniversary date thereof, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 5,000 shares of Common Stock. There were 30,000 options outstanding under the Director Plan as of December 28, 1997 at a weighted average exercise price of $18.50.


  Employee Stock Purchase Plan - On October 7, 1996, the shareholders of the Company approved the Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on December 5, 1996. The Purchase Plan covers an aggregate of 500,000 shares of Common Stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six month intervals. The first offering period commenced effective December 5, 1996 and terminated on July 31, 1997. The second offering period commenced on August 1, 1997 and will terminate on January 31, 1998. The Purchase Plan is administered by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 30 hours per week and if they have been employed by the Company for at least 180 days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of Common Stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in any offering at any time during the offering period, and participation ends automatically on termination of employment. The Board may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect options previously granted under the Purchase Plan. The first purchase under the Purchase Plan occurred on July 31, 1997, with employees purchasing 40,882 shares of the Company's Common Stock. At December 28, 1997 there were rights to purchase approximately 20,000 shares outstanding under the Purchase Plan.



The following table summarizes activity under the Company's 1995 Plan, 1996 Plan and Director Plan:



                                                             Number of Options
                                  Number of    Price Per     Exercisable as of
                                   Shares        Share        Fiscal Year End
                                  ---------   ------------   -----------------
Balance at January 1, 1995                -
         Granted                    562,500    $2.47-$2.71
                                  ---------    $2.47-$2.71
Balance at December 31, 1995        562,500                   219,087
                                                              =======
         Granted                  1,538,400    $2.67-$11.50
         Exercised                 (112,500)   $2.67
         Canceled                   (69,148)   $2.67-$4.67
                                  ---------
Balance at December 29, 1996      1,919,252    $2.47-$11.50   262,490
                                                              =======
         Granted                    435,050    $14.50-$40.56
         Exercised                 (510,334)   $2.47-$11.50
         Canceled                  (145,354)   $2.47-$33.00
                                  ---------
Balance at December 28, 1997      1,698,614    $2.47-$40.56    436,256
                                  =========                    =======

At December 28, 1997, 1,317,617 options were available for grant under the all of the Company's option plans.


               Options Outstanding
               at December 28, 1997
-------------------------------------------------------------------------
                                                         Weighted                               Weighted
                                        Weighted         Average            Options             Average
Range of             Options            Average          Remaining          Exercisable         Exercise
Exercise Prices      Outstanding        Exercise Price   Contractual Life   at Dec. 28, 1997    Price
------------------   ----------------   --------------   ----------------   ----------------    --------
                                                         (years)
$2.47 - 2.71                  632,032           $ 2.58                8.0            250,902      $ 2.57
$4.00 - 4.67                  558,482           $ 4.52                8.5            174,289      $ 4.52
$10.00 - 16.25                201,800           $14.07                8.8             10,665      $11.23
$17.00 - 27.00                120,300           $19.40                8.9                400      $17.00
$28.94 - 40.56                186,000           $31.90                9.8                  -           -
                            ---------                                                -------
Total                       1,698,614           $ 8.98                8.5            436,256      $ 3.57
                            =========                                                =======


  The price at which options were granted during 1995 and 1996 prior to the Company's IPO were based upon an independent appraisal of the value of the Company. The Company is recording compensation expense of approximately $123,175 relating to the difference between estimated fair market value and the actual value of 28,425 options granted in September 1996 over the vesting term of such options. The first vesting of these options occurred during the third quarter of fiscal 1997. The Company recorded a total of $38,850 as compensation expense during fiscal 1997. All options granted after the Company's IPO are priced at an exercise price equal to the market price of the Company's Common Stock on the date of grant.

  The weighted average fair value of options granted during 1997 was $13.81 per share. The estimated weighted average fair value of options granted during 1996 was $2.44 per share and during 1995 was $1.33 per share. Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company's net income and diluted earnings per share for the years ended December 28, 1997 and December 29, 1996 would have been reduced to the pro forma amounts indicated in the following table:


                                                 December 28, 1997    December 29, 1996
                                                 ------------------   ------------------
Net income before taxes
  As reported                                          $25,858,682          $12,918,463
Less:  Net expense per SFAS No. 123                     (2,563,307)          (1,383,951)
                                                       -----------          -----------
Pro forma operating income before taxes                 23,295,375           11,534,512
Less:  Pro forma provision for income taxes             (8,708,463)          (4,729,150)
                                                       -----------          -----------
Pro forma net income                                   $14,586,912          $ 6,805,362
                                                       ===========          ===========
Net income as reported                                 $16,191,153          $ 7,621,894
                                                       ===========          ===========
Diluted earnings per share:
  As reported                                          $      0.92          $      0.52
  Pro forma                                            $      0.84          $      0.47
Weighted average common shares - diluted                17,436,051           14,606,372
                                                       ===========          ===========

  The fair value of options granted under the Company's stock option plans during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach with the following weighted-average assumptions used:

                                                       1997    1996
                                                       -----   -----
   Weighted average risk-free interest rates           5.52%   6.03%
   Expected years from vest date to exercise date       0.5     1.0
   Expected stock volatility                             89%     83%
   Dividend yield                                      None    None

NOTE 10. COMMITMENTS AND CONTINGENCIES


  The Company leases its manufacturing and headquarters facility from a limited liability company owned by three of the Company's shareholders. The lease term commenced on July 15, 1996, and will continue for ten years. The Company paid $1,000,000 to the limited liability company as payment for additional tenant improvements made to the facility at the request of the Company. The Company has an option to purchase the facility at fair market value during the lease term. The Company also leases equipment from unrelated parties. Future minimum lease payments required under operating leases and the present value of future minimum lease payments for capital leases at December 28, 1997 are as follows:


                                           COMMITMENT TO    OPERATING    CAPITALIZED
                                           SHAREHOLDERS      LEASES         LEASES
                                           -------------   -----------   ------------
  Fiscal Year:
     1998                                     $  714,810    $1,034,953    $  582,357
     1999                                        735,937     1,011,032       566,347
     2000                                        757,065       129,864       127,805
     2001                                        778,192         5,087             -
     2002                                        799,320             -             -
     Thereafter                                2,961,356             -             -
                                              ----------    ----------    ----------
  Total future minimum lease payments         $6,746,680    $2,180,936     1,276,509
                                              ==========    ==========
  Less amount representing interest                                         (110,739)
                                                                          ----------
  Present value of future minimum lease payments                           1,165,770
  Less current portion                                                      (507,140)
                                                                          ----------
                                                                         $   658,630
                                                                         ===========

  Total rent expense was $2,502,929, $2,108,985 and $996,251 for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.

  The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the results of operations or the financial condition of the Company.

NOTE 11.   EARNINGS PER SHARE

                                          1997               1996              1995
                                     ----------------   ----------------   ---------------
  Basic:
   Weighted average common
    shares outstanding                 16,958,262         14,181,179          8,998,647
   Pro forma conversion of
    Series A Convertible Preferred
      Stock                                    -                  -           5,063,850
                                      -----------        -----------        -----------
   Weighted average common
    shares - basic
      (Pro forma for 1995)             16,958,262         14,181,179         14,062,497
   Net income                         $16,191,153        $ 7,621,894        $ 4,480,036
                                      -----------        -----------        -----------
   Basic earnings per share
      (Pro forma for 1995)            $       .95        $       .54        $       .32
                                      ===========        ===========        ===========

  Diluted:
   Weighted average common
    shares - basic                     16,958,262         14,181,179         14,062,497
   Potential common shares                477,789            425,193            412,981
                                       ----------         ----------        -----------
   Weighted average common
    shares - diluted
      (Pro forma for 1995)             17,436,051         14,606,372         14,475,478
   Net income                         $16,191,153        $ 7,621,894        $ 4,480,036
                                      -----------        -----------        -----------
   Diluted earnings per share
      (Pro forma for 1995)            $       .92        $       .52        $       .31
                                      ===========        ===========        ===========

  The Company has adopted SFAS No. 128, "Earnings Per Share," effective after December 15, 1997. As a result, the company's reported earnings per share for 1996 and 1995 have been restated. The effect of this accounting change on previously reported earnings per share (EPS) data is as follows:


                                                              1996                 1995
                                                              -----                -----

   EPS as reported (Primary)                                  $ .52                $ .31
   Effect of SFAS No. 128                                       .02                  .01
                                                              -----                -----
   EPS as restated  (Basic)                                   $ .54                $ .32
                                                              =====                =====

  For both 1996 and 1995 there is no effect of restating Fully Diluted EPS to Diluted EPS.


NOTE 12.   GEOGRAPHIC INFORMATION


  The Company operates in one industry segment: the design, manufacture and sale of RF power amplifiers for use in wireless communication networks. The Company currently markets its products through its manufacturers' representative sales force as well as its own internal sales force. All of the Company's manufacturing and design operations are located at its headquarters facility in Irvine, California. The following table summarizes the Company's sales by region:


(In thousands)                                  Domestic   International    Total
---------------------------------------------   --------   -------------   --------

Sales for the year ended December 28, 1997       $16,547        $103,162   $119,709

Sales for the year ended December 29, 1996       $13,739        $ 46,592   $ 60,331

Sales for the year ended December 31, 1995       $11,842        $ 24,202   $ 36,044

NOTE 13.  ROYALTY AGREEMENT


  The Company has a royalty agreement related to the sale of air-to-ground amplifiers which requires payment of a 10% commission on certain licensed products. Total royalty expense was $284,070 and $499,141 for the years ended December 29, 1996 and December 31, 1995, respectively. For the years ended December 29, 1996 and December 31, 1995, sales of the related product represented, 5% and 14% of net sales, respectively. The Company had no sales of the licensed product during 1997. Therefore, the Company does not have any royalty commitments beyond December 1996.


NOTE 14.  OTHER INFORMATION


  Accrued expenses and other liabilities consist of the following at December 28, 1997 and December 29, 1996:


                                                               1997          1996
                                                            -----------   ----------

Accrued warranty costs                                      $ 1,740,996   $  871,330
Accrued sales returns                                           359,158      324,586
Accrued payroll and employee benefits                         2,624,572    1,520,119
Other accrued expenses                                        3,660,573    1,162,361
Amounts due for settlement of Common Stock repurchases        1,863,826            -
                                                             ----------   ----------
                                                            $10,249,125   $3,878,396
                                                            ===========   ==========

NOTE 15.  RELATED PARTY TRANSACTIONS


  As disclosed in Note 10, the Company leases its manufacturing and office facility from certain of the Company's shareholders. Rent paid to the shareholders was $704,246, $365,472 and $166,782 for the years ended December 28, 1997, December 29, 1996 and December 31, 1995, respectively.


  In August 1995, the Company entered into a Technology License Agreement with Unique Wireless Developments, L.L.C., a Delaware limited liability company. Under the agreement, the Company obtained exclusive rights to use certain amplifier technology for the LMR market in exchange for certain royalties, including a nonrefundable (with certain exceptions) up-front royalty totaling $300,000. A member of the Board of Directors of the Company is Executive Vice President and Director of ComSpace Corporation, formerly known as Unique Technologies International, L.L.C., an affiliate of Unique Wireless Developments, L.L.C. The Chairman of the Company is also a member of the Board of Directors of ComSpace Corporation. During the year ended December 31, 1995, the Company expensed such royalty payment. ComSpace Corporation is a customer of the Company and purchases products from the Company on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. Total sales during fiscal 1997 did not exceed $35,000.

NOTE 16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                  FIRST      SECOND     THIRD     FOURTH
                                                 --------   --------   --------   -------
1997:                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Net sales                                        $20,243    $27,360    $34,349   $37,758
 Cost of sales                                     11,528     16,857     20,565    22,077
                                                  -------    -------    -------   -------
 Gross profit                                       8,715     10,503     13,784    15,681
 Operating expenses:
  Sales and marketing                               1,581      2,141      2,341     2,990
  Research and development                          2,211      2,385      3,342     3,545
  General and administrative                          943      1,019      1,361     1,567
                                                  -------    -------    -------   -------
 Total operating expenses                           4,735      5,545      7,044     8,102
                                                  -------    -------    -------   -------
 Operating income                                   3,980      4,958      6,740     7,579
 Other income                                         473        571        720       837
                                                  -------    -------    -------   -------
 Income before income taxes                         4,453      5,529      7,460     8,416
 Provision for income taxes                         1,692      2,101      2,760     3,114
                                                  -------    -------    -------   -------
 Net Income                                       $ 2,761    $ 3,428    $ 4,700   $ 5,302
                                                  =======    =======    =======   =======
 Earnings per share - basic                          $.17       $.21       $.27      $.30
 Earnings per share - diluted                        $.17       $.20       $.26      $.29
 Weighted average common shares - basic            16,219     16,275     17,649    17,690
 Weighted average common shares - diluted          16,728     16,856     18,072    18,039


                                                  FIRST      SECOND     THIRD     FOURTH
                                                 --------   --------   --------   -------
 1996                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
 Net sales                                        $13,807    $15,301    $14,486   $16,736
 Cost of sales                                      8,229      9,000      8,142     9,399
                                                  -------    -------    -------   -------
 Gross profit                                       5,578      6,301      6,344     7,337
 Operating expenses:
  Sales and marketing                               1,056      1,103      1,156     1,050
  Research and development                          1,075      1,375      1,583     1,736
  General and administrative                          612        671        721       987
                                                  -------    -------    -------   -------
 Total operating expenses                           2,743      3,149      3,460     3,773
                                                  -------    -------    -------   -------
 Operating income                                   2,835      3,152      2,884     3,564
 Other income                                          59        120        154       151
                                                  -------    -------    -------   -------
 Income before income taxes                         2,894      3,272      3,038     3,715
 Provision for income taxes                         1,186      1,342      1,246     1,523
                                                  -------    -------    -------   -------
 Net Income                                       $ 1,708    $ 1,930    $ 1,792   $ 2,192
                                                  =======    =======    =======   =======

 Earnings per share - basic                           .12        .14        .13       .15
 Earnings per share - diluted                         .12        .13        .12       .15
 Weighted average common shares - basic            14,063     14,063     14,063    14,537
 Weighted average common shares - diluted          14,475     14,475     14,475    14,999

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS


  GREGORY M. AVIS, 39, has been a member of the Company's Board of Directors since October 1995. Mr. Avis has been a managing partner of Summit Partners, a venture capital investment firm, since January 1990. Mr. Avis also serves on the Board of Directors of Extended Systems, Inc., Digital Link Corp. and Splash Technology Holdings, Inc.



  ALFONSO G. CORDERO, 57, one of the founders of the Company, has served as a director since the Company's inception. From June 1985 to January 1996, Mr. Cordero served as Chief Executive Officer of the Company and currently serves as Chairman of the Company. Mr. Cordero also serves on the Board of Directors of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C.


  BRUCE C. EDWARDS, 44, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Diamond Multimedia Systems, Inc. and HMT Technology Corporation.


  DAVID L. GEORGE, 44, has been a member of the Company's Board of Directors since November 1995. Mr. George has served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., an LMR network company, since February 1994. Mr. George also serves on the Board of Directors of ComSpace Corporation. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America.


  EUGENE L. GODA, 61, has been a member of the Company's Board of Directors since November 1995. Since June 1997, Mr. Goda has served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., formerly known as Park Place Digitalk, a software company. From October 1991 to October 1995, Mr. Goda served as CEO of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as CEO of Meridian Software Systems.


  RICH SHAPERO, 50, has been a member of the Company's Board of Directors since October 1995. Mr. Shapero has been a general partner of Crosspoint Venture Partners, a venture capital investment firm, since April 1993. From January 1991 to June 1992, he served as Chief Operating Officer of Shiva Corporation, a network equipment company.



  SAM YAU, 49, has been a member of the Company's Board of Directors since November 1995. Mr. Yau served as Chief Executive Officer of National Education Corporation, an education and training company, from May 1995 to June 1997. From May 1993 to November 1994, he served as Chief Operating Officer of Advacare, Inc. and from May 1987 to May 1993 as Senior Vice President, Finance and Administration of Archive Corporation (now part of Seagate Technologies, Inc.).


EXECUTIVE OFFICERS


  KEVIN T. MICHAELS, 39, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995 Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

  KI Y. NAM, 38, has served as Vice President, New Business Development of the Company since November 1995. Mr. Nam has held various positions with the Company, including Senior Engineer and Vice President, Engineering, since joining the Company in April 1989.


  WILLIAM L. SAMUELS, 54, joined the Company in October 1997 as Senior Vice President, Operations. Prior to joining the Company, Mr. Samuels was employed at Tylan General as Vice President, General Manager from April 1994 to July 1996 and served as Director of Manufacturing Engineering at Quantum Corporation from April 1991 to April 1994. He also held positions at Allied Signal ranging from Director of Operations to Vice President, General Manager and Business Operations Manager from May 1981 to April 1991.


ITEM 11.  EXECUTIVE COMPENSATION


  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 28, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 28, 1997.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 28, 1997.

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

10.1 Milcom International, Inc. 1995 Stock Option Plan (the "1995 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.2 Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3   Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to
       Exhibit 10.3 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3.1 Amendment No. 2 to Plan (incorporated by reference to Exhibit 10.3.1 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997)

10.4 Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the "1996 Plan") (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.5 Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6 Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

Exhibit
Number                            Description
------                            -----------

10.6.1 Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).

10.7 Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the "Director Plan") (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.8 Form of Stock Option Agreement for Director Plan (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.9 Powerwave Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.9.1 Amendment No. 1 to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9.1 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).

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

10.18 Agreement, dated February 16, 1996, between the Company and LG Information & Communications Ltd. (portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 406) (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

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

Exhibit
Number                            Description
------                            -----------

10.21 Separation Agreement and Mutual General Release, dated May 2, 1997, between the Company and Peter Manno (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).

10.22 Credit Agreement, dated as of August 1, 1997, between Powerwave Technologies, Inc. and Bank of America NT & SA (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on October 31,
         1997).

10.22.1  First Amendment to the Credit Agreement, dated as of December 11, 1997.
11.1     Computation of net income per share.

21.1     Subsidiaries of the registrant.

23.1     Independent Auditor's Consent.

27.1     Financial Data Schedule.

         *Indicates Item 14(a)(3) exhibit.


        (b) Items reported on Form 8-K in Fourth Quarter

              On December 11, 1997, Powerwave Technologies, Inc. (the "Company") announced that the Board of Directors of the Company authorized the Company to repurchase up to one million (1,000,000) shares of Common Stock of the Company in open market transactions. All shares of Common Stock repurchased by the Company will be utilized by the Company in its employee stock option programs covering future option grants.

        (c) Financial Statements Schedule

              Schedule II Valuation and Qualifying Accounts


         Powerwave Technologies and Powerwave are registered trademarks of Powerwave Technologies, Inc. The Powerwave Technologies logo is a trademark of Powerwave Technologies, Inc.

         All other products or service names mentioned herein may be trademarks or registered trademarks of their respective owners.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 27/th/ day of February, 1998.

                                            POWERWAVE TECHNOLOGIES, INC.


                                         By: /s/  Bruce C. Edwards
                                         --------------------------------------
                                                  Bruce C. Edwards
                                         President and Chief Executive Officer

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



     SIGNATURE                     TITLE                              DATE
     ---------                     -----                              ----

/s/   Bruce C. Edwards      President, Chief Executive           February 27, 1998
-------------------------   Officer and Director (Principal
      Bruce C. Edwards      Executive Officer)

/s/   Kevin T. Michaels     Vice President, Finance and          February 27, 1998
-------------------------   Chief Financial Officer (Principal
      Kevin T. Michaels     Accounting Officer)

/s/   Alfonso G. Cordero    Chairman of the Board                February 27, 1998
 -------------------------
      Alfonso G. Cordero

/s/   Gregory M. Avis       Director                             February 27, 1998
 -------------------------
      Gregory M. Avis

/s/   Eugene L. Goda        Director                             February 27, 1998
 -------------------------
      Eugene L. Goda

/s/   David L. George       Director                             February 27, 1998
 -------------------------
      David L. George

/s/   Rich Shapero          Director                             February 27, 1998
 -------------------------
      Rich Shapero

/s/   Sam Yau               Director                             February 27, 1998
 -------------------------
      Sam Yau

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at    Charges                     Balance at
                                        Beginning     to Costs                    End of
         Description                    of Period     and Expenses  Deductions    Period
         -----------                    ------------  ------------  ------------  ------
Year ended December 28, 1997:
     Allowance for doubtful accounts      $  485,368      751,639   $(467,939)   $  769,068
     Inventory reserves                   $1,401,195   $1,119,914   $  (3,079)   $2,518,030

Year ended December 29, 1996:
     Allowance for doubtful accounts      $  122,532   $  376,867   $ (14,031)   $  485,368
     Inventory reserves                   $  791,941   $1,008,000   $(398,746)   $1,401,195

Year ended December 31, 1995:
     Allowance for doubtful accounts      $   10,000   $  120,946   $  (8,414)   $  122,532
     Inventory reserves                   $  301,358   $  490,583           -    $  791,941
