Form 10-K405/A
period 1997-12-28
POWERWAVE TECHNOLOGIES INC
filed 1998-04-27
CIK 1023362

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A


     [X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code (949) 757-0530

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part of this Form 10-K or any amendment to this
Form 10-K.   [X]

     As of March 31, 1998, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $160,827,665 computed using the closing price of $13.25 per share of Common Stock on March 31, 1998 as reported by Nasdaq, based on the assumption that directors and officers and more than 10% shareholders are affiliates. As of March 31, 1998, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,133,373.

                                   PART III

Item 11.  Executive Compensation

Summary Compensation

     The following table sets forth summary information concerning compensation paid by, or accrued for services rendered to, the Company in all capacities during the past three fiscal years to the Company's Chief Executive Officer and to each of the four additional officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                          Summary Compensation Table
                          --------------------------

                                                                          Long-term
                                                                         Compensation
                                                        Annual           ------------
                                                     Compensation           Awards
                                                ----------------------   ------------      All Other
     Name and Principal Position          Year  Salary ($)   Bonus ($)    Options (#)   Compensation ($)
     ---------------------------          ----  ----------   ---------   ------------   ----------------

Alfonso G. Cordero.....................   1997     85,000     430,000            -         $39,813 /(1)/
 Chairman                                 1996     85,000     250,000            -          12,691
                                          1995     85,000     268,000            -               -

Bruce C. Edwards /(2)/.................   1997    135,000     375,000            -          15,400 /(3)/
 President and Chief Executive Officer    1996    114,230     175,000      450,000             208


Ki Y. Nam..............................   1997    119,230     210,000            -          17,952 /(4)/
 Vice President, New Business             1996    102,692     150,000            -          16,300
 Development                              1995     85,000     125,000            -               -

Kevin T. Michaels /(5)/................   1997     99,231      90,000            -          13,943 /(6)/
 Vice President, Finance,                 1996     48,642      40,000       90,000           1,083
 Chief Financial Officer and Secretary

William L. Samuels /(7)/...............   1997     23,078      40,000      120,000          75,115 /(8)/
 Senior Vice President, Operations

___________________

(1) Included in this amount is the Company's profit sharing contribution of $8,500, the Company's 401(k) plan matching contribution of $1,275, health care coverage of $795, life insurance premiums of $27,296 and $1,947 of automobile expenses.
(2) Bruce Edwards joined the Company as President and Chief Executive Officer in February 1996.
(3) Included in this amount is the Company's profit sharing contribution of $13,500 and the Company's 401(k) plan matching contribution of $1,900.
(4) Included in this amount is the Company's profit sharing contribution of $11,923, the Company's 401(k) plan matching contribution of $1,640, health care coverage of $1,334 and $3,055 of automobile expenses.
(5) Kevin Michaels joined the company as Vice President, Finance and Chief Financial Officer in June 1996.
(6) Included in this amount is the Company's profit sharing contribution of $9,923, the Company's 401(k) plan matching contribution of $1,131 and health care coverage of $2,889.
(7) William Samuels joined the Company as Senior Vice President, Operations on October 27, 1997 at an annual salary of $150,000.
(8) Amount includes health care coverage of $115, sign-on bonus of $15,000 and relocation expenses of $60,000.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of options to each of the Company's Named Executive Officers during the fiscal year ended December 28, 1997. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent the Company's estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

                       Option Grants During Fiscal 1997

                                                                                  Potential Realizable
                      Number of      % of Total                                     Value at Assumed
                      Securities       Options                                Annual Rates of Stock Price
                      Underlying     Granted to       Exercise                Appreciation for Option Term
                       Options      Employees in       Price     Expiration   ----------------------------
       Name          Granted (#)   Fiscal Year (1)   ($/Share)    Date (2)         5%             10%
------------------   -----------   ---------------   ---------   ----------   ------------    ------------

William L. Samuels     120,000          28.57%        $28.9375    10/27/07     $2,183,837      $5,534,271

(1) Options to purchase an aggregate of 420,050 shares of Common Stock were granted to employees, including the Named Executive Officer, during the fiscal year ended December 28, 1997.
(2) Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Year End Value Table

     The following table sets forth certain information concerning the exercise of options by each of the Company's Named Executive Officers during the fiscal year ended December 28, 1997, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 28, 1997. Also reported are the values for "in the money" options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of common stock.

                Aggregated Option Exercises during Fiscal 1997
                    and Option Values on December 28, 1997

                                                                                         Value of
                                                     Number of Unexercised       Unexercised In-the-Money
                       Shares                         Options at 12/28/97         Options at 12/28/97 (2)
                      Acquired        Value       ---------------------------   ---------------------------
      Name           on Exercise   Realized (1)   Exercisable   Unexercisable   Exercisable   Unexercisable
      ----           -----------   ------------   -----------   -------------   -----------   -------------

Bruce C. Edwards             0      $      0        103,125         234,375      $1,168,749     $2,656,249

Kevin T. Michaels       25,000       564,083          8,750          56,250          81,667        525,000

(1)  Market value on the date of exercise of shares, less option exercise price.
(2) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value per share is deemed to be $14.00, the closing common stock price reported by Nasdaq on December 26, 1997.

Compensation of Directors

     Directors of the Company who are also employees receive no additional compensation for their services as a director. The Company's non-employee directors, other than Gregory M. Avis and Rich Shapero, who have waived their fees, receive $1,500 per meeting of Board of Directors.

     Effective December 5, 1997, each of the non-employee directors and non-affiliated directors (Messrs. George, Goda and Yau) were granted an option to purchase 5,000 shares of Common Stock at an exercise price of $25.50 per share under the 1996 Director Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

     Alfonso G. Cordero, Chairman of the Company, served on the Compensation Committee until June 2, 1997. Mr. Cordero serves on the Board of Directors of ComSpace Corporation, formerly known as Unique Technologies International, L.L.C., an affiliate of Unique Wireless Developments, L.L.C. David L. George, a member of the Board of Directors of the Company, is an Executive Vice President and Director of ComSpace Corporation. ComSpace is a customer of the Company and purchases products from the Company on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. Total sales during fiscal 1997 did not exceed $35,000.

     Pursuant to a Stockholders' Agreement dated October 10, 1995, the Company and its then existing shareholders (the "Founders") agreed that the Company would redeem from the Founders, on a pro rata basis, an equal number of shares of Common Stock for each share of Common Stock in excess of 1,095,000 issued by the Company upon the exercise of Company stock options granted under the 1995 Stock Option Plan ("the 1995 Plan") at a redemption price equal to the exercise price for such option. Up to 1,938,615 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Effective December 5, 1996, those certain shareholders and the Company agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 843,615 shares of the Company's Common Stock. In connection with entering into the Stockholders' Agreement, the Company amended the 1995 Plan to provide that all option grants in excess of 1,050,000 are subject to the approval of Alfonso G. Cordero and to give Mr. Cordero the right to terminate the granting of additional option grants under the Plan. As of March 29, 1998, 756,538 options have been exercised under the 1995 Plan and there were 1,181,431 options outstanding under the 1995 Plan.

     The Company leases its operating facility from CNH, LLC, a California limited liability company (the "LLC") owned by the holders approximately of 20% of the Company's Common Stock outstanding as of December 28, 1997, including Messrs. Cordero and Nam. The lease expires on July 15, 2006. Total rent paid in fiscal 1997 to the LLC was $704,246.

     The Company has entered into indemnification agreements with its directors, certain executive officers and certain affiliated entities. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by Delaware law.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties.

Board Compensation Committee Report on Executive Compensation

     The Company's compensation policies applicable to its executive officers are administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee is made up of two non-employee directors. The Company's executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize shareholder value. The programs are designed to enhance shareholder value by aligning the financial interests of the executive officers of the Company with those of its shareholders.

Compensation Philosophy

     The Company's executive compensation programs are based on the belief that the interests of the executives should be closely aligned with the Company's shareholders. In support of this philosophy, a meaningful portion of each executive's compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for the Company's shareholders from both the short-term and long-term perspectives. With this pay-for-performance and shareholder alignment orientation, the Company's compensation policies and programs are designed to (1) attract, develop, reward and retain highly qualified and productive individuals; and (2) motivate executives to improve the overall performance and profitability of the Company.

     There are three primary components of executive compensation: base salary, the annual management bonus plan, and stock option grants. While the elements of compensation are considered separately, the Committee takes into account the total compensation package afforded by the Company to the individual executive.

     Base Salary. Salaries paid to executive officers (other than the Chairman and the Chief Executive Officer) are reviewed annually by the Chairman and the Chief Executive Officer based upon their assessment of the nature of the position and the contribution, experience and Company tenure of the executive officer. The Chairman and the Chief Executive Officer review all salary recommendations with the Committee. The Chairman reviews any salary recommendations for the Chief Executive Officer with the Committee, which then approves or disapproves such recommendations. The Committee, excluding the Chairman, reviews the salary of the Chairman and establishes the Chairman's salary based upon their assessment of the performance of the Chairman and his contribution to the Company.

     Annual Management Bonus. Annual management bonuses for fiscal 1997 paid to executive officers of the Company were based upon individual and corporate performance objectives and were paid from a Company-wide bonus pool. The size of the bonus pool was based upon overall Company performance as compared to both budgeted and prior fiscal year performance and the extent to which the Company achieved its overall financial goals of growth in earnings and return on shareholder's equity and the executive's achievement of their individual goals and objectives. The amount of the bonus pool is subject to the approval of the Committee. Once the overall bonus pool is approved, the Company's senior management makes individual bonus recommendations to the Chairman and the Chief Executive Officer, within the limits of the pool, for eligible employees based upon an evaluation of their individual performance and contribution to the Company's overall performance.

     Stock Options. Stock options are designed to align the interests of executives with those of the shareholders. Stock option grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, or for the recognition of superior performance. The Chairman or the Chief Executive Officer recommends the number of options to be granted, within a range associated with the individual executive's salary level, and presents this to the Committee and the entire Board of Directors for their review and approval. The Committee takes into account the total compensation offered to its executives when considering the number of options awarded. The Chairman and the Chief Executive Officer comprise the members of the Company's Option Committee, and are empowered by the Board of Directors and the Committee to grant options to non-officer employees of the Company up to a grant amount of 20,000 shares per employee. All grants for employees of the Company in excess of this amount are submitted to the Committee for approval. All grants for officers of the Company are submitted to both the Committee and the entire Board of Directors for approval.

Policy Regarding Section 162(m) of the Internal Revenue Code

     The Committee has reviewed the Company's executive compensation plans to determine if revisions may be necessary due to provisions of Section 162(m) of the Internal Revenue Code which generally disallows a tax deduction to public corporations for compensation paid to any of the corporation's executive officers for any fiscal year over $1,000,000. It is the current policy of the Committee to preserve, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its shareholders. The Committee is reviewing the Company's existing executive compensation plans and will propose changes, if necessary and reasonable, to ensure compliance with the provisions of Section 162(m) which allow performance-based compensation to be excluded from the deduction limits.

     Compensation Committee:

     Eugene L. Goda      Rich Shapero

     Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended (the "Securities Act"), or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Report and the performance graph immediately following shall not be incorporated by reference into any such filings.

Stock Performance Comparison

     The following graph compares the cumulative total shareholder returns for the Company's Common Stock with the cumulative total return of the S&P 500 Index, and the S&P Communication Equipment Index. The presentation assumes $100 invested on December 5, 1996 in Powerwave Common Stock, the S&P 500 Index and the S&P Communication Equipment Index with all dividends reinvested. No cash dividends were declared on the Company's Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

                     COMPARISON OF CUMULATIVE TOTAL RETURN
               AMONG POWERWAVE TECHNOLOGIES, INC., S&P 500 INDEX
                       AND S&P COMMUNICATIONS EQUIPMENT

                       [PERFORMANCE GRAPH APPEARS HERE]

                             POWERWAVE                 S&P
Measurement Period           TECHNOLOGIES,   S&P 500   COMMUNICATIONS
(Fiscal Year Covered)        INC.            INDEX     EQUIPMENT
---------------------        -------------   -------   --------------
Measurement Pt-12/06/96      $100            $100      $100
FYE 12/96                    $130            $ 98      $99
FYE 12/97                    $122            $131      $129

Item 12. Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

     The following table sets forth information concerning the ownership of the Company's outstanding common stock as of March 31, 1998, except as otherwise noted, by persons who are Directors, Named Executive Officers, nominees or persons known to the Company as beneficial owners of five percent or more of its outstanding common stock. The table also includes the stock ownership of all Directors and Named Executive Officers of the Company as a group.

                                                                  Percentage of
                                            Number of Shares         Shares
Name and Address of Beneficial Owner     Beneficially Owned (1)  Outstanding (1)
------------------------------------     ----------------------  ---------------
Alfonso G. Cordero (2).................          2,644,784            15.4%
Summit Partners (3)....................          1,209,438             7.1%
     499 Hamilton Avenue, Suite 200
     Palo Alto, California 94301
Gregory M. Avis (4)....................          1,209,438             7.1%
Ki Y. Nam (5)..........................            915,678             5.3%
Bruce C. Edwards (6)...................            262,500             1.5%
Kevin T. Michaels (7)..................             18,661               *
David L. George (8)....................              5,750               *
Eugene L. Goda (9).....................              8,750               *
Sam Yau (10)...........................             18,750               *
All Executive Officers and Directors
as a Group (8 persons) (11)............          5,084,311            29.7%

____________________

*  Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of March 31, 1998, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. As of March 31, 1998, the Company had a total of 17,133,373 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown beneficially owned by them.
(2) Includes 22,500 shares owned by Mr. Cordero's spouse. Mr. Cordero disclaims beneficial ownership of such shares. Also includes 522,618 shares subject to redemption by the Company for shares of Common Stock issued by the Company in excess of 1,095,000 pursuant to the exercise of stock options under the 1995 Stock Option Plan.
(3) Includes 583,566 shares held by Summit Ventures V, L.P., 583,566 shares held by Summit Ventures III, L.P., and 42,306 shares held by Summit Investors II L.P.
(4) Consists of shares held by Summit entities, of which Mr. Avis is a designated representative and general partner. Mr. Avis disclaims beneficial ownership of all shares held by Summit entities except to the extent of his pecuniary interest therein.
(5) Includes 59,576 shares held in trust for which Mr. Nam serves as trustee. Mr. Nam disclaims beneficial ownership of such shares. Also includes 160,156 shares subject to redemption by the Company for shares of Common Stock issued by the Company in excess of 1,095,000 shares of Common Stock pursuant to the exercise of stock options under the 1995 Stock Option Plan.
(6) Includes options exercisable for 37,500 shares within 60 days of March 31, 1998.
(7) Includes options exercisable for 18,125 shares within 60 days of March 31, 1998.
(8) Consists of options exercisable for 5,750 shares within 60 days of March 31, 1998.
(9) Consists of options exercisable for 8,750 shares within 60 days of March 31, 1998.
(10) Consists of options exercisable for 18,750 shares within 60 days of March 31, 1998.
(11) Includes 682,774 shares subject to redemption by the Company (see notes 2 and 5) and options exercisable for 88,875 shares within 60 days of March 31, 1998 (see notes 6,7,8,9 and 10).

Section 16(a) Beneficial Ownership and Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission ("SEC") and the Nasdaq Stock Market. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from December 30, 1996 and December 28, 1997, all filing requirements applicable to its directors, executive officers and greater than ten-percent beneficial owners were met.

Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

     See "Compensation Committee Interlocks and Insider Participation" under
Item 11. Executive Compensation.

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

10.22.1 First Amendment to the Credit Agreement, dated as of December 11, 1997 (incorporated by reference to Exhibit 10.22.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 1998).

11.1 Computation of net income per share (incorporated by reference to Exhibit 11.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 1998).

21.1     Subsidiaries of the registrant (incorporated by reference to Exhibit
         21.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 1998).

23.1     Independent Auditor's Consent (incorporated by reference to Exhibit
         23.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 27, 1998).

27.1     Financial Data Schedule for the fiscal year ended December 28, 1997.

27.2 Restated Financial Data Schedule for the fiscal years ended December 29, 1996 and December 31, 1995.

         *Indicates Item 14(a)(3) exhibit.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 27th day of April, 1998.

                                          POWERWAVE TECHNOLOGIES, INC.

                             By: /s/ Kevin T. Michaels
                             ---------------------------------------------------
                                     Kevin T. Michaels
                             Vice President, Finance and Chief Financial Officer