Form 10-Q
period 1998-03-29
POWERWAVE TECHNOLOGIES INC
filed 1998-05-08
CIK 1023362

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 29, 1998

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from________to_________


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


       Registrant's telephone number, including area code: (949) 757-0530


                                    _________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]   NO [_]


     As of May 5, 1998, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,133,373.

                         POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                  Page
                                                                                  ----
Part I.  Financial Information

         Item 1. Financial Statements

                 Consolidated Balance Sheets at March 29, 1998 (Unaudited)
                   and December 28, 1997                                           3

                 Consolidated Statements of Income (Unaudited) for the three
                   months ended March 29, 1998 and March 30, 1997                  4

                 Consolidated Statements of Cash Flows (Unaudited) for the
                   three months ended March 29, 1998 and March 30, 1997            5

                 Notes to Consolidated Financial Statements (Unaudited)            6-7


         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                       8-24

Part II. Other Information

         Item 2. Change in Securities and Use of Proceeds                          25

         Item 6. Exhibits and Reports on Form 8-K                                  25

Signatures                                                                         26

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

                         POWERWAVE TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                       March 29,     December 28,
ASSETS:                                                                  1998            1997
                                                                     -------------   -------------
Current Assets:                                                       (Unaudited)

     Cash and cash equivalents                                       $ 57,412,551    $ 67,433,168
     Accounts receivable, net of allowance for doubtful
       accounts of $877,344 and $769,068 at March 29,
       1998 and December 28, 1997, respectively                        12,069,268      11,967,327
     Inventories, net                                                   9,548,828       8,844,177
     Prepaid expenses and other current assets                          1,108,192       1,221,426
     Deferred tax assets                                                3,082,977       3,082,977
                                                                     ------------    ------------
          Total current assets                                         83,221,816      92,549,075

Property and equipment                                                 12,617,168      11,019,767
Accumulated depreciation and amortization                              (3,262,649)     (2,643,022)
                                                                     ------------    ------------
      Net property and equipment                                        9,354,519       8,376,745
                                                                     ------------    ------------
Other assets                                                              690,507         757,235
                                                                     ------------    ------------
TOTAL ASSETS                                                         $ 93,266,842    $101,683,055
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                                $  6,058,790    $  9,607,335
     Accrued expenses and other liabilities                             7,008,981      10,249,125
 Current portion of long-term debt                                        507,140         507,140
     Income taxes payable                                               3,570,318       4,674,027
                                                                     ------------    ------------
          Total current liabilities                                    17,145,229      25,037,627

Deferred tax liabilities                                                  289,426         289,426
Long-term debt                                                            535,618         658,630
Other non-current liabilities                                             287,326         217,720
                                                                     ------------    ------------
TOTAL LIABILITIES                                                      18,257,599      26,203,403
                                                                     ------------    ------------

Shareholders' Equity:
Preferred Stock, $.0001 par value, 5,000,000 shares
  authorized and no shares outstanding                                          -               -
Common Stock, $.0001 par value, 40,000,000 shares
  authorized, 17,943,373 shares issued and 17,133,373 shares outstanding at March 29, 1998 and 17,773,713 shares issued
  and 17,263,713 shares outstanding at December 28, 1997               65,863,649      64,800,529
Retained earnings                                                      33,902,324      31,695,283
Less treasury stock at cost                                           (24,756,730)    (21,016,160)
                                                                     ------------    ------------
  Total shareholders' equity                                           75,009,243      75,479,652
                                                                     ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 93,266,842    $101,683,055
                                                                     ============    ============



   The accompanying notes are an integral part of these financial statements

                          POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                       Three Months Ended
                                                     -------------------------
                                                     March 29,      March 30,
                                                       1998           1997
                                                     -----------   -----------

Net sales                                            $22,650,113   $20,242,742
Cost of sales                                         13,795,141    11,527,916
                                                     -----------   -----------
Gross profit                                           8,854,972     8,714,826
Operating expenses:
     Sales and marketing                               2,030,648     1,580,623
     Research and development                          2,957,252     2,211,404
     General and administrative                        1,236,279       942,886
                                                     -----------   -----------
Total operating expenses                               6,224,179     4,734,913
                                                     -----------   -----------

Operating income                                       2,630,793     3,979,913
Other income, net                                        844,863       472,778
                                                     -----------   -----------

Income before income taxes                             3,475,656     4,452,691
Provision for income taxes                             1,268,615     1,692,023
                                                     -----------   -----------

Net income                                           $ 2,207,041   $ 2,760,668
                                                     ===========   ===========

Basic earnings per share                                    $.13          $.17

Diluted earnings per share                                  $.13          $.17

Weighted average common shares - basic                17,135,817    16,219,051

Weighted average common shares - diluted              17,353,380    16,728,008


   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  Three Months Ended
                                                             ---------------------------
                                                               March 29,       March 30,
                                                                 1998            1997
                                                             -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $  2,207,041    $ 2,760,668
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                  619,630        313,795
   Provision for doubtful accounts                                108,275         31,149
   Provision for inventory reserves                               866,038        191,667
   Compensation costs related to stock options                      9,877         16,026
  Changes in assets and liabilities:
   Accounts receivable                                           (210,217)    (3,012,372)
   Inventories                                                 (1,570,689)    (1,840,570)
   Prepaid expenses and other current assets                      113,234       (290,447)
   Accounts payable                                            (3,548,545)     2,292,347
   Accrued expenses and other liabilities                      (3,170,538)       695,929
   Other assets                                                    66,728       (228,729)
   Income taxes payable                                          (717,999)     1,592,022
                                                             ------------    -----------
  Net cash (used in) provided by operating activities          (5,227,165)     2,521,485
                                                             ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (1,597,402)    (2,978,120)
                                                             ------------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                           (123,012)       (75,049)
  Proceeds from sale of property and equipment                          -        235,832
  Issuance of Common Stock                                        272,896      3,884,019
  Repurchase of Common Stock                                   (3,740,570)             -
  Proceeds from exercise of stock options                         394,636         46,608
                                                             ------------    -----------
  Net cash (used in) provided by financing activities          (3,196,050)     4,091,410
                                                             ------------    -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (10,020,617)     3,634,775
CASH AND CASH EQUIVALENTS, beginning                           67,433,168     32,386,331
                                                             ------------    -----------
CASH AND CASH EQUIVALENTS, ending                            $ 57,412,551    $36,021,106
                                                             ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   Interest                                                  $     52,805    $    19,267
                                                             ============    ===========
   Income taxes                                              $  1,835,000    $   100,000
                                                             ============    ===========
NON-CASH ITEMS:
  Tax benefit related to stock options                       $    377,478    $   151,562
                                                             ============    ===========
  Acquisition of property and equipment
   through capital leases                                    $          -    $   235,832
                                                             ============    ===========
  Tax benefit related to sale of shares purchased under
   the Employee Stock Purchase Plan                          $      8,232
                                                             ============

   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                March 29, 1998

Basis of Presentation

  The accompanying consolidated financial statements have been prepared by the Company without audit (except for balance sheet information as of December 28, 1997) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997. The accounting policies followed by the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

  The results of operations for the three months ended March 29, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ended January 3, 1999, (fiscal year 1998). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

Earnings Per Share

  Effective December 28, 1997, the Company has adopted SFAS No. 128, Earnings per Share, which replaces the presentation of "Primary" earnings per share with "Basic" earnings per share and the presentation of "Fully Diluted" earnings per share with "Diluted" earnings per share. Prior periods have been restated to reflect the change in presentation.

  Basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method.

New Accounting Pronouncements

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income, for the period ending March 29, 1998. The Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

  For the current fiscal year ending January 3, 1999 the Company will adopt SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue.
The Company is reviewing the impact of such statements on its financial statements.

Stock Option Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the three months ended March 29, 1998:

                                                              Number of
                                                              Options
                                                              Exercisable
                                  Number of   Price per       as of
                                  Shares      Share           March 29, 1998
                                  ---------   -------------   --------------
Balance at December 28, 1997      1,698,614   $ 2.47-$40.56
Granted                             887,850   $12.94-$14.88
Exercised                          (146,204)  $ 2.47-$ 4.67
Canceled                           (232,429)  $ 4.67-$40.56
                                  ---------
Balance at March 29, 1998         2,207,831   $ 2.47-$31.75       411,920
                                  =========                       =======

  Effective February 10, 1998, the Company's Board of Directors approved a proposal allowing the Company's employees to surrender for cancellation any existing stock option grants and have a new stock option issued for the equivalent number of shares with a new exercise price of $13.75 per share, which was the closing sales price of the Company's Common Stock on February 10, 1998, as reported by Nasdaq. All accrued vesting on such cancelled options was forfeited and all newly issued options contain the Company's standard four-year vesting period. A total of 227,150 options were cancelled with exercise prices ranging from $17.00 to $40.5635 per share.

Employee Stock Purchase Plan

  The second offering under the Company's Employee Stock Purchase Plan (the "Purchase Plan") concluded on January 31, 1998, with the purchase of 23,456 shares of the Company's Common Stock purchased under the Purchase Plan. At March 29, 1998 there were rights to purchase approximately 11,000 shares of Common Stock outstanding under the Purchase Plan's third offering, which will conclude on July 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in "Additional Factors That May Affect Future Results".

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended March 29, 1998 and March 30, 1997.

                                      Percentage of Total Revenue
                                          Three Months Ended
                                     -----------------------------
                                       March 29,       March 30,
                                         1998            1997
                                     -------------   -------------
Net sales                               100.0%          100.0%
Cost of sales                            60.9            56.9
                                        -----           -----
Gross profit                             39.1            43.1
Operating expenses:
     Sales and marketing                  9.0             7.8
     Research and development            13.1            10.9
     General and administrative           5.4             4.7
                                        -----           -----
Total operating expenses                 27.5            23.4
                                        -----           -----

Operating income                         11.6            19.7
Other income, net                         3.7             2.3
                                        -----           -----

Income before income taxes               15.3            22.0
Provision for income taxes                5.6             8.4
                                        -----           -----

Net income                                9.7%           13.6%
                                        =====           =====

Three months ended March 29, 1998 and March 30, 1997

Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 11.9% to $22.7 million for the quarter ended March 29, 1998 from $20.2 million for the quarter ended March 30, 1997. The growth in revenue was primarily attributable to increased sales of the Company's cellular multi-carrier amplifiers, offset by a slight decrease in sales of the Company's Land Mobile Radio ("LMR") amplifiers. For the quarter ended March 29, 1998, cellular multi-carrier amplifiers (including racks) accounted for approximately 87.4% of revenues or $19.8 million, compared to approximately 84.0% or $17.0 million for the quarter ended March 30, 1997. PCS products (including racks) accounted for approximately 8.5% of revenues or $1.9 million for the first quarter of 1998, compared to 8.8% or $1.8 million for the first quarter in 1997. Sales of LMR amplifiers accounted for approximately 4.1% of revenues or $0.9 million for the quarter ended March 29, 1998, compared to approximately 7.2% of revenues or $1.5 million for the quarter ended March 30, 1997.

  For 1997 and the first quarter of 1998, the Company's single carrier PCS amplifiers were being utilized in the deployment of the new PCS networks being built in South Korea and a majority of the Company's cellular multi-carrier amplifiers sold during 1997 were also being utilized in the continued deployment of the digital cellular CDMA networks in South Korea. During the first quarter of 1998, the percentage of the Company's multi-carrier amplifiers being utilized in cellular systems of wireless network operators in both the North American and other international markets outside of Asia continued to increase. The Company currently estimates that the deployment of digital cellular CDMA networks in South Korea is approximately 75% completed and that the originally planned deployment of the PCS networks within South Korea is approximately 35% completed. Given the current unstable economic environment within South Korea and Asia in general, the Company is unable to estimate the level of future deployments of these networks or when such deployments can be expected to be completed. The reduction and stoppage of these deployments during the first quarter of 1998 did have an adverse effect on the Company's revenue and business with its South Korean customers and its results of operations. The continued delay or cancellation of these deployments will have an adverse effect on the Company's business, results of operations and financial condition. For additional information see "Additional Factors That May Affect Future Results - Customer Concentration; Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets."

     Total international sales (excluding North American sales), primarily to three customers in South Korea, accounted for 45.0% of revenues or $10.2 million for the quarter ended March 29, 1998, compared with 83.1% or $16.8 million for the quarter ended March 30, 1997. The decrease in sales to customers in South Korea is a result of the ongoing economic crisis in South Korea and Asia in general, which has reduced South Korean wireless service operators' demand for the Company's products. In the first quarter of 1998, the Company experienced postponed, rescheduled and cancelled orders from its South Korean customers. At this time, the Company is unable to predict when, if ever, its South Korean customers will take delivery of their postponed and rescheduled orders. Due to these issues and the overall economic crisis in Asia, the Company currently anticipates that its percentage of revenues from South Korean sales will continue to decline. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets."

     Sales to customers in North America and countries outside of South Korea increased approximately 264.6% to $12.5 million for the quarter ended March 29, 1998 from $3.4 million for the quarter ended March 30, 1997. Sales to three customers in North America, (in alphabetical order) BellSouth Cellular Corp., Metawave Communications Corporation and Northern Telecom Limited, each of which accounted for more than 10% of the Company's sales, collectively accounted for $9.2 million or 40.6% of revenues for the first quarter of 1998, compared to $0.7 million or 3.4% for the same three customers in the first quarter of 1997. See "Additional Factors That May Affect Future Results - Customer Concentration."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the first quarter of fiscal 1998 and 1997 were 39.1% and 43.1%, respectively. The decrease in gross margins is primarily due to declining average sales prices as well as increased labor and overhead costs associated with the abrupt reduction in orders from the Company's South Korean customers. The Company anticipates that in the near-term it will continue to experience significant labor and overhead costs due to the reduction in sales to its South Korean customers. These costs are currently anticipated to have a negative impact on the Company's gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will keep pace with price declines and cost increases. If the Company is unable to obtain cost reductions, its gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. In addition, with expected slowdowns in demand for wireless infrastructure equipment from the Asian markets, pricing competition among suppliers to the remaining world markets is expected to intensify. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. The Company has introduced new products at lower sales prices which has impacted the average sales prices of the Company's products. Future pricing actions by the Company and its competitors may also adversely impact the Company's gross profit margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, results of operations and financial condition. For a discussion of the impact of new products on the Company's business, see "Additional Factors That May Affect Future Results - Rapid Technological Change; Dependence on New Products."

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 28.4% to $2.0 million for the quarter ended March 29, 1998 from $1.6 million for the quarter ended March 30, 1997. As a percentage of sales, sales and marketing expenses were 9.0% and 7.8% for the quarters ended March 29, 1998 and March 30, 1997, respectively. The increase in sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, and sales commissions related to increased product sales.

     Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses increased by 33.7% to $3.0 million for the quarter ended March 29, 1998 from $2.2 million for the quarter ended March 30, 1997. Research and development expenses as a percentage of sales were 13.1% and 10.9%, respectively. The increase in research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new product development and existing product enhancement. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering PCS, cellular and wireless local loop products.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 31.1% to $1.2 million for the quarter ended March 29, 1998, from $0.9 million for the quarter ended March 30, 1997. General and administrative expenses as a percentage of sales were 5.4% and 4.7%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel. While the Company currently anticipates that its revenues from South Korea will be significantly reduced from levels obtained in 1997, the Company has chosen to maintain its overall workforce to enable it to maintain its overall production capacity.
This decision has caused and is anticipated to cause the Company's operating expenses to remain increased as a percentage of sales.

Other Income

     The Company earned other income, net, of $0.8 million in the first quarter of 1998 compared to $0.5 million for the first quarter of 1997. Other income consists primarily of interest income, net of any interest expense. The increase in other income is attributable to the Company's increased cash position maintained during the first quarter of 1998 compared to the cash balances maintained during the first quarter of 1997. The larger cash balances are due to the Company's secondary Common Stock offering completed in July 1997. The larger cash balances were invested in short-term, investment-grade money market instruments.

Provision for Income Taxes

     The Company's effective tax rate was 36.5% and 38.0% for the quarters ended March 29, 1998 and March 30, 1997, respectively.


Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of March 29, 1998, the Company had working capital of $66.1 million, including $57.4 million in cash and cash equivalents as compared with working capital of $67.5 million at December 28, 1997. Net accounts receivable remained relatively constant from December 28, 1997 to March 29, 1998. During the first quarter, the Company sold a larger percentage of its products to its non-Korean customers, primarily in North America. These customers typically pay on longer payment terms than the Company's South Korean customers. The Company anticipates that its accounts receivable collection periods will increase with the reduction in revenue from its South Korean customers. Net inventory increased to $9.5 million at March 29, 1998, from $8.8 million at December 28, 1997.

     Cash used in operations was approximately $5.2 million for the three months ended March 29, 1998, compared with cash provided by operations of $2.5 million for the three months ended March 30, 1997. The negative cash flow from operations for the first quarter of 1998 is primarily attributable to an increase in accounts receivable and inventory from December 28, 1997 to March 29, 1998, as well as a decrease in accounts payable and other accrued liabilities.

     Capital expenditures were approximately $1.6 million for the first three months of 1998 compared with $3.0 million in the first three months of 1997. No amounts were financed through capital leases in the first quarter of 1998 compared to approximately $.2 million in the first quarter of 1997. The majority of the capital spending during both periods represents spending on electronic test equipment utilized in the Company's manufacturing and research and development areas.

      Cash used in financing activities was approximately $3.2 million for the first three months of 1998 compared with $4.1 million provided by financing activities for the first three months of 1997. The majority of cash used in financing activities was for the repurchase of 300,000 shares of the Company's Common Stock at a total cost of $3.7 million. As of March 29, 1998, the Company had repurchased a total of 810,000 shares of its Common Stock at a total cost of approximately $12.5 million. The Company is authorized to repurchase up to one million shares of its Common Stock. The majority of the cash provided by financing activities for the first three months of 1997 resulted from the sale of 360,000 shares of Common Stock in January 1997, which provided the Company with net proceeds of $3.9 million and was associated with the Company's December 1996 initial public offering of Common Stock.

     On August 21, 1997, the Company entered into a $10 million unsecured revolving credit agreement. This credit agreement contains covenants regarding certain financial ratios and activities of the Company. The Company is required to pay a commitment fee equal to .1% per annum on the average daily unused portion of the facility. The commitment fee is payable quarterly in arrears. The agreement allows the Company to borrow at the bank's reference rate (8.5% at March 29, 1998) or the bank's LIBOR rate plus 1.25% per annum, all at the Company's option. Effective December 11, 1997, the Company amended the credit agreement to allow for repurchases of the Company's Common Stock by the Company in amounts up to $25 million. The Company was in compliance with all covenants at March 29, 1998 and no amounts were outstanding under the facility. The agreement terminates on July 31, 1998.

     The Company had cash and cash equivalents of $57.4 million at March 29, 1998, compared with $67.4 million at December 28, 1997. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

     The Company believes that its existing cash balances and funds expected to be generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company has utilized both operating and capital lease financing for certain equipment used in its manufacturing and research and development operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

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

     Certain countries in Asia, including South Korea, continue to experience weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected South Korean wireless service operators' demand for the Company's products. The Company's foreign customers pay for the Company's products with U.S. dollars. As such, the recent strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has effectively increased the cost of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales and gross margins. For further discussion of the risks associated with the Company's international sales, see "Additional Factors That May Affect Future Results Risks of Doing Business in International Markets."

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

Customer Concentration

     A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. For the first quarter ended March 29, 1998, the Company's three South Korean customers, Hyundai, LGIC and Samsung accounted for approximately 45% of the Company's net sales, which was down significantly from the fiscal year 1997 level of 83% of net sales for these three customers. Each of these customers accounted for more than 5% of net revenues for the first quarter of 1998. As part of the Company's efforts to expand its customer base, and reflecting the significant reduction in the Company's South Korean revenues, the Company had three non-Korean customers each accounting for more than 10% of revenues for the first quarter of 1998. These customers are, in alphabetical order, BellSouth Cellular Corp., Metawave Communications Corporation and Northern Telecom Limited. For the quarter ended March 29, 1998, these three customers in total accounted for approximately 41% of the Company's net sales.

     Hyundai, LGIC and Samsung have purchased products for deployment in the South Korean digital cellular telephone networks and the South Korean PCS networks. The prolonged period of continued market uncertainty and economic instability in South Korea and Asia in general, has resulted in postponed, rescheduled and cancelled orders from the Company's South Korean customers. The Company currently believes that any additional delay or cancellation of orders by the Company's South Korean customers would have a material adverse effect on the Company's business, results of operations and financial condition. The delay or termination of the implementation of the South Korean digital cellular telephone and PCS networks would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company believes that the South Korean digital cellular networks are more than 75% completed and that the build-out of these networks may be completed over the next year. Due to the current economic issues, the Company currently believes that the final completion of the build-out of the South Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within South Korea. It is currently anticipated that the continued deployments of both the cellular and PCS digital networks will be delayed until such time that economic conditions become stabilized from a long-term perspective. Accordingly, at this time the Company is unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original projections. In any event, sales related to these networks are anticipated to decrease significantly.

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

     The Company currently sells products to its major customers under purchase orders which are usually placed with short-term delivery requirements. As such, while the Company receives periodic order forecasts from its major customers, such customers have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. In spite of these limitations, the Company maintains significant work-in-progress and raw materials inventory as well as maintaining increased levels of technical production staff to meet estimated order forecasts. The recent significant reduction in sales to the Company's South Korean customers has caused the Company to maintain higher levels of inventory than it originally planned and to maintain employee levels above the level required for current production requirements. While the Company currently believes that it has managed these increases effectively, there can be no assurance that it will continue to be able to do so. To the extent its major customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence, and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels would reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, in the event the Company's major customers desire to purchase products in excess of the forecasted amounts, the Company may not have sufficient inventory or manufacturing capacity to fill such increased orders, which could have a material adverse effect on the Company's relationships and future business with its customers.

Reliance upon South Korean Market and Growth of Wireless Services Market

     Three of the Company's customers, Hyundai, LGIC and Samsung, collectively accounted for approximately 45.0% of the Company's net sales for the first quarter of 1998 and approximately 83.0% of net sales for fiscal year 1997.
These customers supply equipment for deployment in the South Korean digital cellular and PCS networks. During fiscal 1995, 1996, 1997, and the first quarter of 1998, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the build-out of the South Korean digital cellular networks. The delay or termination of the continued implementation of the South Korean digital cellular networks would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently believes that the South Korean digital cellular networks are more than 75% completed and that the build-out phase of these networks have currently stopped. Full deployment was originally estimated to be completed by the end of 1998. The Company is currently unable to predict when, if ever, the originally scheduled build-out of these networks will be completed. Accordingly, the Company's sales directly related to the South Korean digital cellular networks are anticipated to decrease significantly.

     In contrast to the South Korean digital cellular networks, the build-out of the South Korean PCS networks began in the first quarter of 1997. During 1997, the Company began shipping in volume PCS single carrier amplifiers for use in the new PCS networks being built in South Korea. Sales to the Company's South Korean customers for the South Korean PCS networks represented substantially all of the Company's PCS sales during 1997 and the first quarter of 1998. The delay, postponement or cancellation of the build-out of the South Korean PCS networks which occurred during the first quarter of 1998, did have an adverse effect on the Company's revenues and results of operations. The continued delay, termination or early completion of the infrastructure build-out of the South Korean PCS networks would have a material adverse effect on the Company's business, results of operations and financial condition. Further, even if these networks are developed as anticipated, there can be no assurance that the Company's PCS products will achieve market acceptance outside of South Korea, or be capable of being manufactured at competitive prices in sufficient volumes.
In the event that the Company's PCS products are not timely developed or do not gain market acceptance or are not capable of being manufactured at competitive costs, the Company's business, results of operations and financial condition would be materially adversely affected.

     During the fourth quarter of 1997, certain Asian countries, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. The deteriorating economic and currency conditions throughout Asia led South Korea, along with several other Asian countries, including Indonesia and Thailand, to request economic support from the International Monetary Fund in December 1997. During this time, the Company's South Korean customers continued to order and take delivery of products from the Company and continued to make timely payments to the Company for amounts owed. However, during the first quarter of 1998, economic and currency conditions in Asia and South Korea have continued to deteriorate which has negatively impacted overall market conditions within South Korea. As a result, the Company has experienced postponed, rescheduled and cancelled orders from its South Korean customers for both the cellular and PCS networks in South Korea.

     The weakness in the South Korean Won has adversely affected South Korean wireless service operators' demand for the Company's products. The Company's South Korean customers pay for the Company's products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to the South Korean Won, which began in the fourth quarter of 1997 and has continued in the first quarter of 1998, has increased the effective cost of the Company's products by as much as 100% or more for its South Korean customers. This increase in cost to the Company's South Korean OEM customers is being passed along to the South Korean wireless service providers in the form of increased costs for infrastructure equipment. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking network, it has become more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout.

     Therefore, the Company currently believes that the completion of the buildout of the South Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within South Korea. It is currently anticipated that the continued deployment of both the cellular and PCS digital networks will be delayed until such time that economic conditions become stabilized from a long-term perspective. Accordingly, the Company is unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original build-out projections. In any event, sales related to these networks are anticipated to continue to decrease significantly during the remainder of 1998.

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

Risks of Doing Business in International Markets

     For the fiscal years 1995, 1996 and 1997, and the first quarter of 1998 international revenues (including non-US North American sales) accounted for approximately 67%, 77%, 86% and 64% respectively, of the Company's net sales. The Company expects that international revenues will continue to account for a significant percentage of the Company's net sales for the foreseeable future.
As a result, the Company is subject to various risks, including political and economic instability, the difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property protections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency exchange fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for any of a variety of reasons, including business and economic conditions and changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a substantial majority of the Company's net sales resulted from the sale of products to three companies in South Korea, where future sales are dependent upon favorable business and economic conditions, as well as trade relations with the United States and a lack of political conflicts with North Korea.

     During the fourth quarter of 1997 and the first quarter of 1998, economic conditions deteriorated throughout the Asia-Pacific region, causing reductions in local exchange rates throughout the region and general financial market uncertainty. Countries in Asia, including South Korea, have experienced weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected both the Company's South Korean customers' demand for the Company's products and their ability to pay for the products in U.S. dollars. The Company's foreign customers pay for the Company's products with U.S. dollars. As such, the recent strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has effectively increased the local currency price of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking system, it has become more difficult for South Korean operating companies to raise additional US dollar financing to support the increased costs of purchasing the Company's products. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales, gross margins, results of operations and financial condition.

     In addition, during the last nine months, there have been press reports of deteriorating living conditions within North Korea, which could lead to civil unrest possibly resulting in potential military conflicts with South Korea. There have also been press reports of military conflicts between North and South Korea, which could potentially escalate into a large-scale conflict. Any conflict, either political or military, between North and South Korea could have a material adverse effect on the Company's business, results of operations and financial condition. Any significant change in the South Korean economy or the deterioration of United States trade relations or the economic or political stability of other foreign locations in which the Company sells its products would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's foreign sales are generally invoiced in U.S. dollars. Accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company further expands its international operations, the Company may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that a currency hedging strategy would be successful in avoiding exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition. The increasing value of the U.S. dollar in comparison of the weakening of an international customer's local currency and associated weakening of such customer's local banking system, may negatively impact such customer's ability to meet their payment obligations to the Company. During a time of uncertain economic and banking conditions, such as the current situation in South Korea, there can be no assurance that such customers will continue to be able meet such obligations. The Company regularly monitors the credit worthiness of its international customers and makes credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. Due to competitive reasons, the Company may decide to offer certain foreign customers extended payment terms and or sell certain products or services in the local currency of such customers. If the Company's international customers default on payment terms or are unable to make payment to the Company in U.S. dollars, the resulting payment shortages would have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Results

     The Company has experienced, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; cancellations or rescheduling of customer orders and shipments due to economic slowdowns in the Company's customers' operating regions, such as South Korea; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; the timing, availability and sale of new products by the Company; product failures and associated in-field service support costs; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competitor's amplifier products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--Customer Concentration." Order deferrals and cancellations by the Company's customers, declining average sales prices, changes in the mix of products sold, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

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

     During the fourth quarter of 1997 and continuing through the first quarter of 1998, countries in Asia, including South Korea, experienced weaknesses in their currencies, banking systems and equity markets. This continued market uncertainty and economic instability in South Korea has significantly impacted demand for the Company's products within South Korea. As a result, the Company experienced postponed, rescheduled and cancelled orders from its South Korean customers during the first quarter of 1998. If the Company's remaining outstanding orders with its South Korean customers or any other major customers are significantly reduced, delayed or cancelled, the resulting loss of volume purchasing could adversely effect the Company's ability to achieve manufacturing cost reductions in the form of price discounts for large volume purchases of components. Any reduction in the Company's ability to obtain manufacturing cost reductions would have a material adverse affect on the Company's business, results of operations and financial condition.

     Due to the economic problems facing Asia, the Company currently anticipates that demand for wireless infrastructure equipment throughout Asia will continue to decrease during 1998. Any additional reduction in demand could cause suppliers of wireless infrastructure equipment, including RF power amplifiers, to increase their sales and marketing efforts in the remaining markets outside of Asia. Any possible increase in competition in the sale of RF power amplifiers could cause increased price competition which could lead to further declining average sales prices for the Company's products. If the Company is unable to offset further declining average sales prices of its products through cost reductions or product improvements, the Company's gross margins would decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

     In the fourth quarter of 1996, the Company introduced single carrier amplifiers for PCS networks, and such products accounted for an increased
percentage of the Company's net sales during 1997.   Since that time, sales of
single carrier amplifiers have been subject to intense price competition and tend to carry lower gross margins than multi-carrier amplifier products. Although the sale of PCS amplifiers accounted for a smaller percentage of sales during the first quarter of 1998 compared to the fourth quarter of 1997, the Company believes that PCS products will account for a measurable portion of the Company's net sales in 1998. In addition, while the Company has decreased the production level of its single carrier PCS products, the Company has had difficulty reducing the cost of materials for such products. In the event that the Company is unable to reduce the manufacturing costs of its single carrier amplifiers and such amplifiers continue to account for a measurable percentage of net sales, the Company's overall gross margins will be materially adversely affected.

Management of Growth; Dependence Upon Key Personnel

     The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels and product quality to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts or abrupt changes in customer orders in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Any degradation in product quality could adversely impact production rates, product delivery schedules and overhead expenses associated with product support. While the Company continues to implement a number of new financial and management controls, reporting systems and procedures, there can be no assurance that such actions will prevent the Company from encountering inappropriate inventory levels, disproportionate overhead expenses and reductions in product quality and production rates. During the last twelve months, the Company has hired a significant number of employees, including engineers, production technicians and sales and marketing employees to meet demand forecasts. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired production levels and product quality or if the Company's demand forecasts are incorrect, or the Company's customers cancel or delay existing orders, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company's success depends in part upon the rate at which wireless infrastructure OEMs incorporate the Company's products into their systems. The Company believes that a substantial portion of the present worldwide production of amplifiers is captive within the internal manufacturing operations of a small number of wireless infrastructure OEMs and that the amplifiers manufactured by these OEMs are offered for sale as part of their wireless systems. These OEMs include, among others, LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies Incorporated ("Lucent"), Motorola Corporation ("Motorola"), Nokia Corporation ("Nokia") and Northern Telecom Limited ("Nortel"). In addition, Samsung, a significant customer of the Company, manufacturers power amplifiers in addition to purchasing such components from the Company. The Company believes that these OEMs, as well as other customers of the Company, continuously evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as the Company. These and other large manufacturers of wireless infrastructure equipment could also determine to offer and sell their power amplifiers to other OEMs or customers of the Company and compete directly with the Company. In addition, these or other OEMs may enter into joint ventures or strategic relationships with the Company's competitors, in which event the Company's ability to sell products to such OEMs could be reduced or eliminated. See "-- Internal Amplifier Production Capabilities of OEMs."

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

Rapid Technological Change; Dependence on New Products

     The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During the first quarter of 1998, the Company continued to invest significant resources in the development and manufacture of RF power amplifiers for PCS networks and expects to continue to invest significant resources in this area. There can be no assurance that the deployment of PCS networks will not be delayed or that the Company's PCS-based products will achieve widespread market acceptance or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS products are not timely and economically developed or are not produced in sufficient quantities or do not gain widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

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

                          PART II.  OTHER INFORMATION


Item 2.   Changes in Securities and Use of Proceeds

          (f) Use of Proceeds

     The Company has used approximately $8.5 million of the net proceeds from its December 6, 1996 Initial Public Offering ("IPO") for capital expenditures, all of which were paid directly to unrelated third parties. The Company has also utilized $12.5 million of the proceeds to repurchase shares of its Common Stock in open market transactions. The remaining net proceeds of $1.2 million have been invested in short-term, investment-grade money market instruments. The $20.6 million of net proceeds from the Company's secondary Common Stock offering on June 30, 1997, have also been invested in short-term, investment-grade money market instruments.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Documents filed as a part of this report:

Exhibit
Number                    Description
------                    -----------

 11.1       Computation of net income per share.

 27.1       Financial Data Schedule.


          (b) No reports have been filed on Form 8-K for the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          POWERWAVE TECHNOLOGIES, INC.


Date: May 8, 1998                      By: /s/ Kevin T. Michaels
                                       ---------------------------------
                                               Kevin T. Michaels
                                          Vice President, Finance and
                                            Chief Financial Officer