Form 10-Q
period 1998-06-28
POWERWAVE TECHNOLOGIES INC
filed 1998-08-11
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 28, 1998

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from __________ to ___________


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



                                ---------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [_]

     As of August 7, 1998, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,179,833.

================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                      Page
                                                                      ----

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at June 28, 1998
                   (Unaudited) and December 28, 1997                    2

                  Consolidated Statements of Income (Unaudited) for
                   the three and six months ended June 28, 1998 and
                   June 29, 1997                                        3

                  Consolidated Statements of Cash Flows (Unaudited)
                   for the six months ended June 28, 1998 and
                   June 29, 1997                                        4

                  Notes to Consolidated Financial Statements
                   (Unaudited)                                          5-6



         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-25



Part II. Other Information


         Item 1.  Legal Proceedings                                     26

         Item 2.  Change in Securities and Use of Proceeds              26

         Item 6.  Exhibits and Reports on Form 8-K                      26


Signatures                                                              27



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

                         POWERWAVE TECHNOLOGIES, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                        June 28,      December 28,
ASSETS:                                                                  1998            1997
                                                                     ------------    ------------
Current Assets:                                                       (Unaudited)

     Cash and cash equivalents                                       $ 53,133,233    $ 67,433,168
     Accounts receivable, net of allowance for doubtful
          accounts of $868,825 and $769,068 at June 28,
          1998 and December 28, 1997, respectively                     14,355,568      11,967,327
     Inventories, net                                                   8,556,288       8,844,177
     Prepaid expenses and other current assets                          1,331,365       1,221,426
     Deferred tax assets                                                3,082,977       3,082,977
                                                                     ------------    ------------
          Total current assets                                         80,459,431      92,549,075
                                                                     ------------    ------------

Property and equipment                                                 13,566,645      11,019,767
Accumulated depreciation and amortization                              (3,856,294)     (2,643,022)
                                                                     ------------    ------------
      Net property and equipment                                        9,710,351       8,376,745
                                                                     ------------    ------------
Other assets                                                            3,219,956         757,235
                                                                     ------------    ------------
TOTAL ASSETS                                                         $ 93,389,738    $101,683,055
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
     Accounts payable                                                $  5,574,391    $  9,607,335
     Accrued expenses and other liabilities                             5,912,157      10,249,125
     Income taxes payable                                               3,295,301       4,674,027
     Current portion of long-term debt                                    513,029         507,140
                                                                     ------------    ------------
          Total current liabilities                                    15,294,878      25,037,627

Long-term debt                                                            392,009         658,630
Deferred tax liabilities                                                  289,426         289,426
Other non-current liabilities                                             356,933         217,720
                                                                     ------------    ------------
TOTAL LIABILITIES                                                      16,333,246      26,203,403
                                                                     ------------    ------------

Shareholders' Equity:
Preferred Stock, $.0001 par value, 5,000,000 shares
     authorized and no shares outstanding                                       -               -
Common Stock, $.0001 par value, 40,000,000 shares
     authorized, 17,955,748 shares issued and 17,145,748 shares outstanding at June 28, 1998 and 17,773,713 shares issued
     and 17,263,713 shares outstanding at December 28, 1997            66,031,756      64,800,529
Retained earnings                                                      35,781,466      31,695,283
Less treasury stock at cost                                           (24,756,730)    (21,016,160)
                                                                     ------------    ------------
     Total shareholders' equity                                        77,056,492      75,479,652
                                                                     ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $ 93,389,738    $101,683,055
                                                                     ============    ============



   The accompanying notes are an integral part of these financial statements

                          POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                        Three Months Ended           Six Months Ended
                                     -------------------------   -------------------------
                                      June 28,      June 29,      June 28,      June 29,
                                        1998          1997          1998          1997
                                     -----------   -----------   -----------   -----------

Net sales                            $21,098,851   $27,359,581   $43,748,964   $47,602,321
Cost of sales                         12,567,173    16,856,949    26,362,314    28,384,868
                                     -----------   -----------   -----------   -----------
Gross profit                           8,531,678    10,502,632    17,386,650    19,217,453
Operating expenses:
  Sales and marketing                  2,163,183     2,141,191     4,193,831     3,721,816
  Research and development             2,949,994     2,384,848     5,907,246     4,596,253
  General and administrative           1,204,092     1,018,428     2,440,371     1,961,316
                                     -----------   -----------   -----------   -----------
Total operating expenses               6,317,269     5,544,467    12,541,448    10,279,385
                                     -----------   -----------   -----------   -----------

Operating income                       2,214,409     4,958,165     4,845,202     8,938,068
Other income, net                        744,869       571,104     1,589,732     1,043,881
                                     -----------   -----------   -----------   -----------

Income before income taxes             2,959,278     5,529,269     6,434,934     9,981,949
Provision for income taxes             1,080,136     2,101,119     2,348,751     3,793,142
                                     -----------   -----------   -----------   -----------

Net income                           $ 1,879,142   $ 3,428,150   $ 4,086,183   $ 6,188,807
                                     ===========   ===========   ===========   ===========

Basic earnings per share                    $.11          $.21          $.24          $.38

Diluted earnings per share                  $.11          $.20          $.24          $.37

Weighted average common
     shares - basic                   17,139,547    16,275,048    17,137,682    16,247,050

Weighted average common
     shares - diluted                 17,466,444    16,855,583    17,409,912    16,791,796



   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                        Six Months Ended
                                                                  ---------------------------
                                                                    June 28,        June  29,
                                                                      1998            1997
                                                                  ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $  4,086,183    $ 6,188,807
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                                     1,283,507        706,760
   Change in provision for doubtful accounts receivable                 99,757       (170,368)
   Change in provision for inventory reserves                          533,797        482,545
   Compensation costs related to stock options                          17,593         23,493
  Changes in current assets and current liabilities:
   Accounts receivable                                              (2,487,998)    (2,266,881)
   Inventories                                                        (245,908)    (2,102,396)
   Prepaid expenses and other current assets                          (109,939)      (671,955)
   Accounts payable                                                 (4,032,944)     2,576,753
   Accrued expenses and other liabilities                           (4,336,968)     2,037,193
   Income taxes payable                                               (901,753)     1,108,142
  Other non-current assets                                              37,279       (236,568)
  Other non-current liabilities                                        139,213         96,305
                                                                  ------------    -----------
  Net cash (used in) provided by operating activities               (5,918,181)     7,771,830
                                                                  ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (2,617,113)    (3,821,764)
  Purchase of long-term investments                                 (2,500,000)             -
                                                                  ------------    -----------
  Net cash used in investing activities                             (5,117,113)    (3,821,764)
                                                                  ------------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                                (260,732)      (152,280)
  Proceeds from sale of property and equipment                               -      1,830,866
  Issuance of Common Stock                                             272,896      3,884,019
  Repurchase of Common Stock                                        (3,740,570)             -
  Proceeds from exercise of stock options                              463,765        676,888
                                                                  ------------    -----------
  Net cash (used in) provided by financing activities               (3,264,641)     6,239,493
                                                                  ------------    -----------

NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                                  (14,299,935)    10,189,559
CASH AND CASH EQUIVALENTS, beginning                                67,433,168     32,386,331
                                                                  ------------    -----------
CASH AND CASH EQUIVALENTS, ending                                 $ 53,133,233    $42,575,890
                                                                  ============    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
   Interest                                                       $     79,913    $    43,037
                                                                  ============    ===========
   Income taxes                                                   $  3,250,493    $ 2,685,000
                                                                  ============    ===========
NON-CASH ITEMS:
 Tax benefit related to stock options                             $    439,760    $ 1,494,157
                                                                  ============    ===========
 Acquisition of property and equipment
   through capital leases                                                    -    $   804,591
                                                                                  ===========
 Tax benefit related to sale of shares purchased under
   the Employee Stock Purchase Plan                               $     37,213              -
                                                                  ============

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 June 28, 1998

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

  The results of operations for the three and six months ended June 28, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ended January 3, 1999, (fiscal year 1998). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

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


New Accounting Pronouncements

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income, for the quarterly periods beginning in fiscal year 1998. For the three and six month periods ended June 28, 1998, the Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

  For the current fiscal year ending January 3, 1999 the Company will adopt SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue.
The Company is reviewing the impact of such disclosures on its consolidated financial statements.

Stock Option Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the six months ended June 28, 1998:

                                                               Number of
                                                               Options
                                                               Exercisable
                                  Number of      Price per     as of
                                   Shares          Share       June 28, 1998
                                  ---------    -------------   -------------
Balance at December 28, 1997      1,698,614    $ 2.47-$40.56
Granted                           1,206,850    $12.94-$19.56
Exercised                          (158,579)   $ 2.47-$16.25
Canceled                           (373,192)   $ 4.67-$40.56
                                  ---------
Balance at June 28, 1998          2,373,693    $ 2.47-$31.75      565,656
                                  =========


Employee Stock Purchase Plan

  At June 28, 1998 there were rights to purchase approximately 28,000 shares of Common Stock outstanding under the Company's Employee Stock Purchase Plan's third offering, which will conclude on July 31, 1998.

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

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the three and six months ended June 28, 1998 and June 29, 1997.

                                             Percentage of Net Sales
                                     Three Months Ended      Six Months Ended
                                     ------------------     ------------------
                                     June 28,  June 29,     June 28,  June 29,
                                       1998      1997         1998      1997
                                     --------  --------     -------   --------
Net sales                               100.0%    100.0%      100.0%     100.0%
Cost of sales                            59.6      61.6        60.3       59.6
                                        -----     -----       -----      -----
Gross profit                             40.4      38.4        39.7       40.4
Operating expenses:
     Sales and marketing                 10.2       7.8         9.5        7.8
     Research and development            14.0       8.7        13.5        9.7
     General and administrative           5.7       3.8         5.6        4.1
                                        -----     -----       -----      -----
Total operating expenses                 29.9      20.3        28.6       21.6
                                        -----     -----       -----      -----

Operating income                         10.5      18.1        11.1       18.8
Other income, net                         3.5       2.1         3.6        2.2
                                        -----     -----       -----      -----

Income before income taxes               14.0      20.2        14.7       21.0
Provision for income taxes                5.1       7.7         5.4        8.0
                                        -----     -----       -----      -----

Net income                                8.9%     12.5%        9.3%      13.0%
                                        =====     =====       =====      =====

Three months ended June 28, 1998 and June 29, 1997

Net Sales

  The Company's net sales are derived primarily from the sale of radio frequency ("RF") power amplifiers for use in wireless communications networks. Sales decreased by 22.9% to $21.1 million for the quarter ended June 28, 1998 from $27.4 million for the quarter ended June 29, 1997. The decrease in revenue was primarily attributable to decreased sales of the Company's personal communications services ("PCS") products, which was partially offset by an increase in sales of the Company's cellular multi-carrier amplifiers. This decrease in PCS sales was mainly due to the ongoing economic crisis in South Korea, which has significantly reduced South Korean wireless service operators' demand for the Company's products. For the quarter ended June 28, 1998, cellular multi-carrier amplifiers (including racks) accounted for approximately 87.9% of revenues or $18.6 million, compared to approximately 45.7% or $12.5 million for the quarter ended June 29, 1997. PCS products (including racks) accounted for approximately 8.3% of revenues or $1.8 million for the second quarter of 1998, compared to 47.9% or $13.1 million for the second quarter of 1997. Sales of Land Mobile Radio ("LMR") amplifiers accounted for approximately 3.7% of revenues or $0.8 million for the quarter ended June 28, 1998, compared to approximately 6.4% of revenues or $1.8 million for the quarter ended June 29, 1997.

  For 1997 and the first six months of 1998, the majority of the Company's single carrier PCS amplifiers were being utilized in the deployment of the new PCS networks being built in South Korea and a majority of the Company's cellular multi-carrier amplifiers sold during 1997 were also being utilized in the continued deployment of the digital cellular CDMA networks in South Korea. During the first six months of 1998, the percentage of the Company's multi-carrier amplifiers sold for use in cellular systems of wireless network operators in both North America and other international markets outside of Asia continued to increase as compared to the first six months of 1997. Due to the economic and financial crisis that has impacted South Korea and Asia in general, the deployments of both the digital cellular CDMA networks and the PCS networks in South Korea have been significantly delayed during the first six months of 1998. Given the current unstable economic environment within South Korea and Asia in general, the Company is unable to estimate the level of future deployments of these networks or when such deployments can be expected to be completed. The reduction and stoppage of these deployments during the first six months of 1998 did have an adverse effect on the Company's revenue and business with its South Korean customers and its results of operations. The continued delay or cancellation of these deployments will have an adverse effect on the Company's business, results of operations and financial condition. For additional information see "Additional Factors That May Affect Future Results -Customer Concentration; Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets"

  Total international sales (excluding North American sales), primarily to customers in South Korea, accounted for approximately 33.6% of revenues or $7.1 million for the quarter ended June 28, 1998, compared with approximately 89.2% or $24.4 million for the quarter ended June 29, 1997. Total sales to customers in South Korea accounted for approximately 31.6% of revenues or $6.7 million for the quarter ended June 28, 1998 compared to approximately 88.2% of revenues or $24.1 million for sales to South Korean customers for the quarter ended June 29, 1997. The decrease in sales to customers in South Korea is a result of the ongoing economic crisis in South Korea and Asia in general, which has reduced South Korean wireless service operators' demand for the Company's products. During the first six months of 1998, the Company has experienced postponed, rescheduled and cancelled orders from its South Korean customers. At this time, the Company is unable to predict when, if ever, its South Korean customers will take delivery of their postponed and rescheduled orders. Due to these issues and the overall economic crisis in Asia, the Company currently anticipates that its percentage of revenues from South Korean sales will continue to decline.
See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets "

  Sales to customers in countries outside of South Korea, primarily in North America, increased approximately 346.0% to $14.4 million for the quarter ended June 28, 1998 from $3.2 million for the quarter ended June 29, 1997. Sales to three customers in North America, (in alphabetical order) BellSouth Cellular Corp., Metawave Communications Corporation and Northern Telecom Limited, each of which accounted for more than 10% of the Company's sales, collectively accounted for $11.6 million or 55.2% of revenues for the second quarter of 1998, compared to $0.9 million or 3.2% for the same three customers in the second quarter of 1997. There can be no assurance that the Company will continue to be successful in both attracting new customers as well as retaining and or increasing business with existing non-Korean customers. In addition, the Company believes that a significant portion of its business with original equipment manufacturers ("OEMs"), such as LM Ericsson Telephone Company, Metawave Communications Corporation and Northern Telecom Limited, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs. These are for both North American and international deployments, including deployments in South America. A number of factors may cause delays in wireless infrastructure deployments, including such factors as economic or political problems in the wireless operator's operating region; delays in government approvals required for system deployment; and reduced subscriber demand for wireless services. Due to the possible uncertainties associated with wireless infrastructure deployments, the Company may experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Additional Factors That May Affect Future Results - Customer Concentration; Risks of Doing Business in International Markets and Fluctuations in Quarterly Results."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the second quarter of fiscal 1998 and 1997 were 40.4% and 38.4%, respectively. The increase in gross margins is a result of the decrease in the percentage of sales of PCS products and an increase in sales of cellular multi-carrier products. The Company's single carrier PCS products typically have lower gross margins than its cellular multi-carrier products. The Company has experienced increased labor and overhead costs associated with the significant reduction in sales to the Company's South Korean customers. The Company anticipates that in the near-term it will continue to experience significant labor and overhead costs due to its reduced sales level. These costs are currently anticipated to have a negative impact on the Company's future gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will keep pace with price declines and cost increases. If the Company is unable to obtain cost reductions, its gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

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

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 1.0% to $2.2 million for the quarter ended June 28, 1998 from $2.1 million for the quarter ended June 29, 1997. As a percentage of sales, sales and marketing expenses were 10.2% and 7.8% for the quarters ended June 28, 1998 and June 29, 1997, respectively. The increase in sales and marketing expenses as a percentage of sales is primarily attributable to the reduced level of sales for the second quarter of 1998 compared to the second quarter of 1997.

  Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses increased by 23.7% to $2.9 million for the quarter ended June 28, 1998 from $2.4 million for the quarter ended June 29, 1997. Research and development expenses as a percentage of sales were 14.0% and 8.7%, respectively. The increase in actual research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new product development and existing product enhancement. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering PCS, cellular and wireless local loop products.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 18.2% to $1.2 million for the quarter ended June 28, 1998, from $1.0 million for the quarter ended June 29, 1997. General and administrative expenses as a percentage of sales were 5.7% and 3.8%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased personnel. While the Company currently anticipates that its revenues from South Korea will be significantly reduced from levels obtained in 1997, to date the Company has chosen to maintain its overall workforce to enable it to maintain its overall production capacity. While this decision will continue to be reviewed by the Company, to date it has caused and is anticipated to cause the Company's operating expenses to remain increased as a percentage of sales.

Other Income

  The Company earned other income, net, of $0.7 million in the second quarter of 1998 compared to $0.6 million for the second quarter of 1997. Other income consists primarily of interest income, net of any interest expense. The increase in other income is attributable to the Company's increased cash position maintained during the second quarter of 1998 compared to the cash balances maintained during the second quarter of 1997. The larger cash balances are due to the Company's secondary Common Stock offering completed in July 1997. The larger cash balances were invested in short-term, investment-grade money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 36.5% and 38.0% for the quarters ended June 28, 1998 and June 29, 1997, respectively.

Six months ended June 28, 1998 and June 29, 1997

Net Sales

  Sales decreased 8.1% to $43.8 million for the six months ended June 28, 1998 from $47.6 million for the six months ended June 29, 1997. The decrease in revenue was primarily attributable to decreased sales of the Company's products to its South Korean customers, due to the ongoing economic crisis in South Korea and Asia in general. Sales of PCS products decreased 75.3% to $3.7 million for the six months ended June 28, 1998 from $14.9 million for the six months ended June 28, 1997. This decrease in PCS sales was mainly due to a reduction in South Korean wireless service operators' demand for the Company's products. LMR sales decreased from $3.2 million in the first six months of 1997 to $1.7 million in the first six months of 1998. Sales of cellular multi-carrier amplifiers increased 29.9% to $38.3 million for the six months ended June 28, 1998 from $29.5 million for the six months ended June 28, 1997. The increase in sales of cellular multi-carrier amplifiers was due to an increase in sales to non-Korean wireless network operators and OEMs, offset by a decrease in sales to
the Company's Korean customers.   For the six months ended June 28, 1998,
cellular multi-carrier amplifiers (including racks) accounted for approximately 87.6% of revenues or $38.3 million, compared to approximately 62.0% or $29.5 million for the six months ended June 29, 1997. PCS products (including racks) accounted for approximately 8.4% of revenues or $3.7 million for the first six months of 1998, compared to 31.2% or $14.9 million for the first six months in 1997. Sales of LMR amplifiers accounted for approximately 3.9% of revenues or $1.7 million for the six months ended June 28, 1998, compared to approximately 6.8% of revenues or $3.2 million for the six months ended June 29, 1997.

  Total international sales (excluding North American sales), primarily to customers in South Korea, accounted for 41.8% of revenues or $18.3 million for the six months ended June 28, 1998, compared with 87.3% or $41.5 million for the six months ended June 29, 1997. Total sales to customers outside of South Korea increased approximately 304.3% to $26.9 million for six months ended June 28, 1998 from $6.7 million for the six months ended June 29, 1997. Sales to three customers in North America, (in alphabetical order) BellSouth Cellular Corp., Metawave Communications Corporation and Northern Telecom Limited, each of which accounted for more than 10% of the Company's sales, collectively accounted for $20.8 million or 47.6% of revenues for the first six months of 1998, compared to $1.7 million or 3.5% for the same three customers in the first six months of 1997. See "Additional Factors That May Affect Future Results - Customer Concentration."

Gross Profit

  The gross profit margins as a percentage of sales for six months ended June 28, 1998 and June 29, 1997 were 39.7% and 40.4%, respectively. The decrease in gross margins during the first six months of 1998 is primarily due to declining average sales prices as well as increased labor and overhead costs associated with the significant reduction in sales to the Company's South Korean customers and the Company's decision to not materially reduce its employment levels. The Company anticipates that in the near-term it will continue to experience significant labor and overhead costs due to its reduced sales level. These costs are currently anticipated to have a negative impact on the Company's future gross margins. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

Operating Expenses

   Sales and marketing expenses increased by 12.7% to $4.2 million for the six months ended June 28, 1998 from $3.7 million for the six months ended June 29, 1997. As a percentage of sales, sales and marketing expenses were 9.5% and 7.8% for the six months ended June 28, 1998 and June 29, 1997, respectively. The increase in sales and marketing expenses was primarily attributable to increases in sales commission costs.

  Research and development expenses increased by 28.5% to $5.9 million for the six months ended June 28, 1998 from $4.6 million for the six months ended June 29, 1997. Research and development expenses as a percentage of sales were 13.5% and 9.7%, respectively. The increase in research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts.

  General and administrative expenses increased by 24.4% to $2.4 million for the six months ended June 28, 1998, from $2.0 million for the six months ended June 29, 1997. General and administrative expenses as a percentage of sales were 5.6% and 4.1%, respectively. The increase in general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased personnel.

Other Income

  The Company earned other income, net, of $1.6 million for the six months ended June 28, 1998 compared to $1.0 million for the six months ended June 29, 1997. Other income consists primarily of interest income, net of any interest expense. The increase in other income is attributable to the Company's increased cash position maintained during the first six months of 1998 compared to the cash balances maintained during the first six months of 1997. The larger cash balances are due to the Company's secondary Common Stock offering completed in July 1997. The larger cash balances were invested in short-term, investment-grade money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 36.5% and 38.0% for the six months ended June 28, 1998 and June 29, 1997, respectively.

Liquidity and Capital Resources

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of June 28, 1998, the Company had working capital of $65.2 million, including $53.1 million in cash and cash equivalents as compared with working capital of $67.5 million at December 28, 1997, which included $67.4 million in cash and cash equivalents. Net accounts receivable increased to $14.4 million at June 28, 1998 from $12.0 million at December 28, 1997. During the first six months of 1998, the Company sold a larger percentage of its products to its non-Korean customers, primarily in North America. These customers typically pay on longer payment terms than the Company's South Korean customers have historically paid. In addition, due to the Asian economic crisis, the Company has provided extended payment terms to its South Korean customers. The Company anticipates that its accounts receivable collection periods will continue to increase with the reduction in revenue from its South
Korean customers and the expansion of its Non-Korean customer base.   Net
inventory decreased to $8.6 million at June 28, 1998, from $8.8 million at December 28, 1997.

  Cash used in operations was approximately $5.9 million for the six months ended June 28, 1998, compared with cash provided by operations of $7.8 million for the six months ended June 29, 1997. The negative cash flow from operations for the first six months of 1998 is primarily attributable to an increase in accounts receivable from December 28, 1997 to June 28, 1998, as well as a decrease in accounts payable, other accrued liabilities and income taxes payable.

  Capital expenditures were approximately $2.6 million for the first six months of 1998 compared with $3.8 million in the first six months of 1997. No amounts were financed through capital leases in the first six months of 1998 compared to approximately $.8 million in the first six months of 1997. The majority of the capital spending during both periods represents spending on electronic test equipment utilized in the Company's manufacturing and research and development areas.

  On April 28, 1998 the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 ("The Notes") from Metawave Communications Corporation in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrue interest at a rate of 13.75% per annum and interest is payable semi-annually. The Notes contain provisions to increase the rate of interest during the life of the Notes if the Notes are not repaid prior to maturity. The Notes are secured by certain assets of Metawave Communications Corporation and mature on April 28, 2000. For the first six months of 1998, Metawave Communications Corporation accounted for more than 10% of the Company's revenues.

  Cash used in financing activities was $3.3 million for the first six months of 1998 compared with $6.2 million provided by financing activities for the first six months of 1997. The majority of cash used in financing activities for the first six months of 1998 was for the repurchase of 300,000 shares of the Company's Common Stock at a total cost of $3.7 million. As of June 28, 1998, the Company had repurchased a total of 810,000 shares of its Common Stock at a total cost of approximately $12.5 million. The Company is authorized to repurchase up to one million shares of its Common Stock. The majority of the cash provided by financing activities for the first six months of 1997 resulted from the sale of 360,000 shares of Common Stock in January 1997, which provided the Company with net proceeds of $3.9 million and was associated with the Company's December 1996 initial public offering of Common Stock.

  On August 21, 1997, the Company entered into a $10 million unsecured revolving credit agreement. This credit agreement contains covenants regarding certain financial ratios and activities of the Company. The Company is required to pay a commitment fee equal to .1% per annum on the average daily unused portion of the facility. The commitment fee is payable quarterly in arrears. The agreement allows the Company to borrow at the bank's reference rate (8.5% at June 28, 1998) or the bank's LIBOR rate plus 1.25% per annum, all at the Company's option. Effective December 11, 1997, the Company amended the credit agreement to allow for repurchases of the Company's Common Stock by the Company in amounts up to $25 million. On April 28, 1998, the Company amended the credit agreement to allow for the investment of up to $3 million in the Senior Secured Bridge Notes of Metawave Communications Corporation. The Company was in compliance with all covenants contained in the amended credit agreement at June 28, 1998 and no amounts were outstanding under the facility. On July 28, 1998, the Company amended the credit agreement to extend the termination date of the agreement from July 31, 1998 to September 30, 1998.

  The Company had cash and cash equivalents of $53.1 million at June 28, 1998, compared with $67.4 million at December 28, 1997. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

  The Company currently believes that its existing cash balances and funds expected to be generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company has utilized both operating and capital lease financing for certain equipment used in its manufacturing and research and development operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that, if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

Disclosure About Foreign Currency Risk

  Historically, a majority of the Company's revenues have been derived from international sources, with the Company's customers in South Korea accounting for the significant majority of such revenues. With the reduction in sales to customers in South Korea, the Company is pursuing new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include South America, where there has been instability in several of the region's currencies. While the Company currently invoices all of its customers in U.S. dollars, changes in the value of the U.S. dollar versus the local currency in which the Company's products are sold, along with the economic and political conditions of such foreign countries, could adversely affect the Company's business, results of operations and financial condition. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to the Company. While the Company currently believes that its international customers have the ability to meet all of their obligations to the Company, there can be no assurance that they will continue to be able meet such obligations. The Company regularly monitors the credit worthiness of its international customers and makes credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. Due to competitive reasons, the Company may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers.

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

Year 2000 Compliance

  In the next two years, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect data or information. The Company has examined its computer systems and contacted its software providers to determine whether the Company's software applications are compliant with the Year 2000. The Company has completed an upgrade to its computer operating system such that the Company has now been assured by its software providers that its computer systems are fully compliant with the Year 2000. It is not possible to quantify the aggregate cost to the Company of such upgrades since they were part of the software and hardware providers normal upgrades to the Company's systems.
While the Company believes that its systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems as well as monitor its key customers and suppliers for any impact that the Year 2000 may have on their information systems which could then impact the Company. During the remainder of 1998, the Company intends to contact all of its significant suppliers to request verification that such suppliers are Year 2000 compliant. Software sold with the Company's products is Year 2000 compliant. The Company does not currently anticipate that the Year 2000 programming issue will have a material impact on its business, results of operations or financial condition.

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

Customer Concentration

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. For the six months ended June 28, 1998, the Company's four South Korean customers, Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC"), Samsung Electronics Co. Ltd. ("Samsung") and SK Global Co., Ltd. ("SK Global") accounted for $16.8 million or approximately 38.4% of the Company's net sales, which was down significantly from the comparable six month period in 1997 when net sales to three South Korean customers (Hyundai, LGIC and Samsung) accounted for $41.0 million or approximately 86.0% of net sales. Demonstrating the risks associated with the Company's dependence on a limited number of customers, the Company's reduction in revenues to South Korean-based customers of approximately $24.2 million during the first six months of 1998, as compared to the first six months of 1997, accounted for approximately 55% of the Company's total revenues during the first six months of 1998. If the Company is unable to continue to replace the revenues of its South Korean based customers with those from other non-Asian based customers, such failure will have a material adverse effect on the
Company's business, results of operations and financial condition.   While the
Company has had some success in replacing its lost South Korean business during the first six months of 1998, there can be no assurance that the Company will continue to be successful in attracting and retaining new customers. As part of the Company's efforts to expand its customer base, and reflecting the significant reduction in the Company's South Korean revenues, the Company had three non-Korean customers each accounting for more than 10% of revenues for the first six months of 1998. These customers are, in alphabetical order, BellSouth Cellular Corp., Metawave Communications Corporation and Northern Telecom Limited. For the six months ended June 28, 1998, these three customers in total accounted for approximately $20.8 million or 47.6% of the Company's net sales. There can be no assurance that these customers will continue to purchase the same quantities of product from the Company or that they will increase their purchases from the Company. If any of these three customers significantly reduce their purchases from the Company, such reduction could have a material adverse effect on the Company's business, results of operations and financial condition.

  A limited number of large OEMs account for a majority of RF power amplifier purchasers in the wireless infrastructure market, and the Company's success will be dependent upon its ability to establish and maintain relationships with these types of customers. The Company believes that a significant portion of its business with OEMs, such as LM Ericsson Telephone Company, Metawave Communications Corporation and Northern Telecom Limited, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs. Therefore, continued purchases of the Company's products by such OEMs is dependent upon the OEMs current view of the deployment and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including such factors as economic or political problems in the wireless operator's operating region; delays in government approvals required for system deployment; and reduced subscriber demand for wireless services. In addition, from time to time OEMs may also purchase products on a large quantity basis over a short period of time which may cause demand for the Company's products to fluctuate significantly. Due to the possible uncertainties associated with wireless infrastructure deployments and OEMs purchasing strategies, the Company may experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, major customers also have significant leverage and may attempt to change the terms, including pricing, payment and product delivery schedules, upon which the Company and such customers do business, thereby adversely affecting the Company's business, results of operations and financial condition. Further, one or more of these customers may determine to manufacture amplifiers internally, thus reducing or eliminating its purchases from the

Company and possibly becoming a direct competitor of the Company. See "-- Internal Amplifier Production Capabilities of OEMs." As a result, the Company's success will depend upon its ability to expand its customer base and, in particular, to successfully market its products to OEMs for wireless networks and have its products chosen over any internally designed or manufactured products.

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

Reliance upon South Korean Market and Growth of Wireless Services Market

  Four of the Company's customers, Hyundai, LGIC, Samsung and SK Global collectively accounted for approximately 38.4% of the Company's net sales for the first six months of 1998 and three of these customers, Hyundai, LGIC and Samsung accounted for approximately 86.0% of net sales for the first six months of 1997. These customers have purchased products for deployment in the South Korean digital cellular and PCS networks. During fiscal 1995, 1996, 1997, and the first six months of 1998, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the build-out of the South Korean digital cellular networks. The delay, postponement or cancellation of the build-out of the South Korean digital cellular networks which occurred during the first six month of 1998 has had an adverse effect on the Company's revenues and results of operations during the first six months of 1998. The continued delay or termination of the continued implementation of the South Korean digital cellular networks would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently believes that the previously planned build-out phase of the South Korean digital cellular networks has currently stopped. Full deployment was originally estimated to be completed by the end of 1998. The Company is currently unable to predict when, if ever, the originally scheduled build-out of these networks will be completed. Accordingly, the Company's sales directly related to the South Korean digital cellular networks are anticipated to decrease significantly.

  In contrast to the South Korean digital cellular networks, the build-out of the South Korean PCS networks began in the first quarter of 1997. During 1997, the Company began shipping, in volume, PCS single carrier amplifiers for use in the new PCS networks being built in South Korea. Sales to the Company's South Korean customers for the South Korean PCS networks represented substantially all of the Company's PCS sales during 1997 and the first six months of 1998. The delay, postponement and cancellation of the build-out of the South Korean PCS networks which occurred during the first six months of 1998, did have an adverse effect on the Company's revenues and results of operations during the first and second quarters of 1998. The continued delay, termination or early completion of the infrastructure build-out of the South Korean PCS networks would continue to have a material adverse effect on the Company's business, results of operations and financial condition. Further, even if these networks are developed as originally anticipated, there can be no assurance that the Company's PCS products will continued to be purchased by the Company's South Korean customers or that such products will achieve market acceptance outside of South Korea, or be capable of being manufactured at competitive prices in sufficient volumes. In the event that the Company's PCS products are not timely developed or do not gain market acceptance or are not capable of being manufactured at competitive costs, the Company's business, results of operations and financial condition would be materially adversely affected.

  During the fourth quarter of 1997, certain Asian countries, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. The deteriorating economic and currency conditions throughout Asia led South Korea, along with several other Asian countries, including Indonesia and Thailand, to request economic support from the International Monetary Fund in December 1997. During this time, the Company's South Korean customers continued to order and take delivery of products from the Company and continued to make timely payments to the Company for amounts owed. However, during the first six months of 1998, economic and currency conditions in Asia and South Korea have continued to deteriorate which has negatively impacted overall market conditions within South Korea. As a result, the Company has experienced postponed, rescheduled and cancelled orders from its South Korean customers for both the cellular and PCS networks in South Korea.

  The weakness in the equivalent U.S. dollar value of the South Korean Won has adversely affected South Korean wireless service operators' demand for the Company's products. The Company's South Korean customers pay for the Company's products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to the South Korean Won, which began in the fourth quarter of 1997 and has continued during the first six months of 1998, has increased the effective cost of the Company's products by as much as 100% or more for its South Korean customers. This increase in cost to the Company's South Korean OEM customers is being passed along to the South Korean wireless service providers in the form of increased costs for infrastructure equipment. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking network, it has become more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout.

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

  Hyundai, LGIC and Samsung have also begun marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. There can be no assurance that such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase amplifiers from the Company. Any significant decrease in the Company's sale of amplifiers to these customers, without an offsetting increase in sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Risks of Doing Business in International Markets

  For fiscal years 1995, 1996 and 1997, and the first six months of 1998, international revenues (excluding North American sales) accounted for approximately 67%, 77%, 84% and 42% respectively, of the Company's net sales. The Company expects that international revenues and revenues derived from sales to OEMs for infrastructure deployments in international locations will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result, the Company is subject to various risks, including political and economic instability, the difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property protections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency exchange fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure or may require upgrades to existing wireless communication networks. Such international locations include both South America and Asia. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for any of a variety of reasons, including business and economic conditions, delays in government or administrative approvals or changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a substantial majority of the Company's net sales resulted from the sale of products to three companies in South Korea, where future sales are dependent upon favorable business and economic conditions, as well as trade relations with the United States and a lack of political conflicts with North Korea.

   Beginning during the fourth quarter of 1997 and continuing during the first six months of 1998, economic conditions deteriorated throughout the Asia-Pacific region, causing reductions in local exchange rates throughout the region and general financial market uncertainty. Countries in Asia, including South Korea, have experienced weaknesses in their currencies, banking systems and equity markets. During the first six months of 1998, these weaknesses have adversely affected both the Company's South Korean customers' demand for the Company's products and their ability to pay for the products in U.S. dollars. The Company's foreign customers pay for the Company's products with U.S. dollars.
As such, the recent strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has effectively increased the local currency price of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking system, it has become more difficult for South Korean operating companies to raise additional US dollar financing to support the increased costs of purchasing the Company's products. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales, gross margins, results of operations and financial condition.

   In addition, during the last year, there have been press reports of deteriorating living conditions within North Korea, which could lead to civil unrest possibly resulting in potential military conflicts with South Korea. There have also been press reports of military conflicts between North and South Korea, which could potentially escalate into a large-scale conflict. Recently, with the deteriorating economic conditions within South Korea, there have been press reports of protesting and striking South Korean workers. Any conflict, either political or military, between North and South Korea or within South Korea alone, could have a material adverse effect on the Company's business,
results of operations and financial condition.   Any significant change in the
South Korean economy or the deterioration of United States trade relations or the economic or political stability of other foreign locations in which the Company sells its products would have a material adverse effect on the Company's business, results of operations and financial condition.

  During the first six months of 1998, the Company has increased its sales efforts to both potential customers in South America and to OEMs for possible deployment to customers in South America. There has been instability in several of the region's currencies and political governments, which could cause delays or cancellations of planned deployments in the region. Any significant delay in the deployments of wireless networks due to these factors could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company's foreign sales are generally invoiced in U.S. dollars. Accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company further expands its international operations, the Company may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that a currency hedging strategy would be successful in avoiding exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition. The increasing value of the U.S. dollar in comparison of the weakening of an international customer's local currency and associated weakening of such customer's local banking system, may negatively impact such customer's ability to meet their payment obligations to the Company. During a time of uncertain economic and banking conditions, such as the current situation in South Korea, there can be no assurance that such customers will continue to be able meet such obligations. The Company regularly monitors the credit worthiness of its international customers and makes credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. Due to competitive reasons, the Company may decide to offer certain foreign customers extended payment terms and or sell certain products or services in the local currency of such customers. There can be no assurance that the Company's review of its customers credit worthiness will be accurate or that such review will prevent the Company from incurring significant losses if such customers default on their payment obligations to the Company. If the Company's international customers default on payment terms or are unable to make payment to the Company in U.S. dollars, the resulting payment shortages would have a material adverse effect on the Company's business, results of operations and financial condition.

Fluctuations in Quarterly Results

  The Company has experienced, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; cancellations or rescheduling of customer orders and shipments due to economic slowdowns in the Company's customers' operating regions, such as South Korea or South America; cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer; variations in manufacturing capacities, efficiencies and costs; the availability and cost of components; capacity and production constraints associated with single source component suppliers; the timing, availability and sale of new products by the Company; product failures and associated in-field service support costs; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competitor's amplifier products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--Customer

Concentration." Order deferrals and cancellations by the Company's customers, declining average sales prices, changes in the mix of products sold, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

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

  During the fourth quarter of 1997 and continuing through the first six months of 1998, countries in Asia, including South Korea, experienced weaknesses in their currencies, banking systems and equity markets. This continued market uncertainty and economic instability in South Korea has significantly impacted demand for the Company's products within South Korea during the first six months of 1998. As a result, the Company experienced postponed, rescheduled and cancelled orders from its South Korean customers during the first and second quarters of 1998. If the Company's remaining outstanding orders with its South Korean customers or any other major customers are significantly reduced, delayed or cancelled, the resulting loss of volume purchasing could adversely effect the Company's ability to achieve manufacturing cost reductions in the form of price discounts for large volume purchases of components. Any reduction in the Company's ability to obtain manufacturing cost reductions would have a material adverse affect on the Company's business, results of operations and financial condition.

  Due to the economic problems facing Asia, the Company currently anticipates that demand for wireless infrastructure equipment throughout Asia will continue to decrease during 1998. Any additional reduction in demand could cause suppliers of wireless infrastructure equipment, including RF power amplifiers, to increase their sales and marketing efforts in the remaining markets outside of Asia. Any possible increase in competition in the sale of RF power amplifiers could cause increased price competition which could lead to further declining average sales prices for the Company's products. If the Company is unable to offset further declining average sales prices of its products through cost reductions or product improvements, the Company's gross margins will decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

  In the fourth quarter of 1996, the Company introduced single carrier amplifiers for PCS networks, and such products accounted for an increased
percentage of the Company's net sales during 1997.   Since that time, sales of
single carrier amplifiers have been subject to intense price competition and tend to carry lower gross margins than multi-carrier amplifier products. Although the sale of PCS amplifiers accounted for a smaller percentage of sales during the first six months of 1998 compared to 1997, the Company believes that single carrier amplifier products will eventually account for a larger portion of the Company's net sales in 1998. An increase in the percentage of single carrier products in the Company's overall sales mix will have an adverse effect on the Company's gross margins. In addition, with the Company's reduced sales and production level of its single carrier PCS products, the Company has had difficulty reducing the cost of materials for such products. In the event that the Company is unable to reduce the manufacturing costs of its single carrier amplifiers and such amplifiers account for an increased percentage of net sales, the Company's overall gross margins will be materially adversely affected.

Management of Growth; Dependence Upon Key Personnel

  The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels and product quality to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts or abrupt changes in customer orders in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Any degradation in product quality could adversely impact production rates, product delivery schedules and overhead expenses associated with product support. While the Company works to implement a number of new financial and management controls and attempts to improve reporting systems and procedures, there can be no assurance that such actions will prevent the Company from encountering inappropriate inventory levels, disproportionate overhead expenses and reductions in product quality and production rates. During the last twelve months, the Company has hired a significant number of employees, including engineers, production technicians and sales and marketing employees to meet demand forecasts. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired production levels and product quality or if the Company's demand forecasts are incorrect, or the Company's customers cancel or delay existing orders, the Company's business, results of operations and financial condition could be materially adversely affected.
There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company's failure to manage growth effectively would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Rapid Technological Change; Dependence on New Products

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During the first six months of 1998, the Company continued to invest significant resources in the development and manufacture of RF power amplifiers for PCS networks and expects to continue to invest significant resources in this area. There can be no assurance that the deployment of PCS networks will not be delayed or that the Company's PCS-based products will achieve widespread market acceptance or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS products are not timely and economically developed or are not produced in sufficient quantities or do not gain widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

  In addition to its PCS development efforts, the Company continues to develop improvements and additions to its cellular line of amplifier products, including the Company's multi-carrier linear cellular amplifiers. Any delays in commencement of commercial shipments of these products may result in customer dissatisfaction and delay or loss of product revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company's product development efforts will be successful, or that its new products will achieve customer acceptance or that its customers' products and services will achieve market acceptance. If a significant number of development projects do not result in manufacturable new products or product enhancements within anticipated time-frames, the Company's business, results of operations and financial condition could be materially adversely affected. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, introduction or deliveries, could result in a loss of competitiveness and reduced net sales. While the Company maintains an active development program to attempt to improve its product offerings, there can be no assurance that such efforts will be successful or that other companies or institutions will not develop and commercialize products based on new technologies that are superior in performance or cost-effectiveness to the Company's products. There can also be no assurance that the Company's products will not be rendered obsolete by the introduction and acceptance of new communications protocols.

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

Proprietary Technology; Risk of Third-Party Claims of Infringement

  The Company relies primarily upon trade secrets to protect its intellectual property. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. In addition, the Company has applied for several U.S. patents for its proprietary technology and regularly examines various aspects of its technology for possible patent applications. The Company believes that its success depends upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products.

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

Possible Volatility of Stock Price

  The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations have and may continue to adversely affect the market price of the Company's Common Stock. Factors such as fluctuations in the Company's results of operations, failure of such results of operations to meet the expectations of stock market analysts and investors, changes in the economic outlook of the markets into which the Company sells it products (such as South Korea), changes in stock market analyst recommendations regarding the Company and or its competitors, the timing and announcements of technological innovations or new products by the Company, or its competitors, developments with respect to patents and proprietary rights, timing and announcements of developments related to the Company's customers, results of operations of certain of the Company's competitors, government regulation, political or economic instability in countries in which the Company sells its products, changes in the wireless communications industry generally and general market conditions may have a significant adverse effect on the market price of the Company's Common Stock.

                          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

  The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. On July 16, 1998, a lawsuit was filed in the United States District Court for the Central District of California, Southern Division, by a shareholder of the Company, against the Company and certain of its present directors and officers. A similar suit was filed on July 29, 1998. The shareholder in each suit purports to represent a class consisting of all persons who purchased Common Stock of the Company between June 4, 1997 and January 16, 1998. These lawsuits allege, among other things, that the defendants violated federal securities laws by making alleged misrepresentations which the plaintiffs claim were designed to artificially inflate the Company's stock price and enable the individual defendants to sell their stock at artificially inflated prices. The Company, its directors and officers deny the allegations of wrong doing in the complaints and intend to vigorously defend against the claims made in the lawsuits.

  The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Item 2.    Changes in Securities and Use of Proceeds

  (f) Use of Proceeds

  The Company has fully utilized the $22.2 million of net proceeds from its December 6, 1996 Initial Public Offering ("IPO") of Common Stock. The Company used approximately $9.7 million of the net proceeds for capital expenditures, all of which were paid directly to unrelated third parties. The Company has also utilized $12.5 million of the proceeds to repurchase shares of its Common Stock in open market transactions.



Item 6.    Exhibits and Reports on Form 8-K

           (a) Documents filed as a part of this report:

Exhibit
Number                            Description
-------                           -----------

10.22.2 Second Amendment to Credit Agreement, dated as of April 28, 1998 between Powerwave Technologies, Inc. and Bank of America National Trust and Savings Association.

10.22.3 Third Amendment to Credit Agreement, dated as of July 28, 1998 between Powerwave Technologies, Inc. and Bank of America National Trust and Savings Association.

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

                                POWERWAVE TECHNOLOGIES, INC.


Date: August 10, 1998       By: /s/  Kevin T. Michaels
                            -------------------------------------------
                                     Kevin T. Michaels
                            Vice President, Finance and Chief Financial Officer