Form 10-Q
period 1998-09-27
POWERWAVE TECHNOLOGIES INC
filed 1998-11-12
CIK 1023362

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to ________


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

                               ----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO [_]

     As of November 10, 1998, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,247,519.

================================================================================

                         POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                          Page
                                                                          ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at September 27, 1998
                   (Unaudited) and December 28, 1997                        2

                  Consolidated Statements of Income (Unaudited) for
                   the three and nine months ended September 27,
                   1998 and September 28, 1997                              3

                  Consolidated Statements of Cash Flows (Unaudited)
                   for the nine months ended September 27, 1998 and
                   September 28, 1997                                       4

                  Notes to Consolidated Financial Statements (Unaudited)    5-6


         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7-27


Part II. Other Information

         Item 1.  Legal Proceedings                                         28

         Item 4.  Submission of Matters to a Vote of Security Holders       28

         Item 5.  Other Information                                         29

         Item 6.  Exhibits and Reports on Form 8-K                          29

Signatures                                                                  30


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

                         POWERWAVE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   September 27,    December 28,
ASSETS:                                                                1998            1997
                                                                   -------------   -------------
Current Assets:                                                     (Unaudited)
  Cash and cash equivalents                                        $ 52,408,642    $ 67,433,168
  Accounts receivable, net of allowance for doubtful
   accounts of $854,953 and $769,068 at September 27,
   1998 and December 28, 1997, respectively                          14,834,228      11,967,327
  Inventories, net                                                   10,345,351       8,844,177
  Prepaid expenses and other current assets                           1,113,070       1,221,426
  Deferred tax assets                                                 3,082,977       3,082,977
                                                                   ------------    ------------
    Total current assets                                             81,784,268      92,549,075

Property and equipment                                               14,199,326      11,019,767
Accumulated depreciation and amortization                            (4,556,570)     (2,643,022)
                                                                   ------------    ------------
  Net property and equipment                                          9,642,756       8,376,745
Other assets                                                          3,515,923         757,235
                                                                   ------------    ------------
TOTAL ASSETS                                                       $ 94,942,947    $101,683,055
                                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable                                                 $  6,717,641    $  9,607,335
  Accrued expenses and other liabilities                              5,720,730      10,249,125
  Income taxes payable                                                3,197,196       4,674,027
  Current portion of long-term debt                                     523,349         507,140
                                                                   ------------    ------------
    Total current liabilities                                        16,158,916      25,037,627

Long-term debt                                                          257,237         658,630
Deferred tax liabilities                                                289,426         289,426
Other non-current liabilities                                           391,247         217,720
                                                                   ------------    ------------
TOTAL LIABILITIES                                                    17,096,826      26,203,403

Shareholders' Equity:
Preferred Stock, $.0001 par value, 5,000,000 shares
 authorized and no shares outstanding                                         -               -
Common Stock, $.0001 par value, 40,000,000 shares
 authorized, 17,955,748 shares issued and 17,245,743 shares
 outstanding at September 27, 1998 and 17,773,713 shares issued
 and 17,263,713 shares outstanding at December 28, 1997              64,701,438      64,800,529
Retained earnings                                                    35,902,182      31,695,283
Less treasury stock at cost                                         (22,757,499)    (21,016,160)
                                                                   ------------    ------------
    Total shareholders' equity                                       77,846,121      75,479,652
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 94,942,947    $101,683,055
                                                                   ============    ============

  The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                    Three Months Ended            Nine Months Ended
                               ----------------------------  ----------------------------
                               September 27,  September 28,  September 27,  September 28,
                                   1998           1997           1998           1997
                               -------------  -------------  -------------  -------------

Net sales                       $16,455,993    $34,348,637    $60,204,957    $81,950,958
Cost of sales                    10,696,558     20,564,797     37,058,872     48,949,665
                                -----------    -----------    -----------    -----------
Gross profit                      5,759,435     13,783,840     23,146,085     33,001,293
Operating expenses:
  Sales and marketing             2,147,400      2,341,062      6,341,231      6,062,878
  Research and development        2,938,184      3,341,570      8,845,430      7,937,823
  General and administrative      1,329,140      1,360,628      3,769,511      3,321,944
                                -----------    -----------    -----------    -----------
Total operating expenses          6,414,724      7,043,260     18,956,172     17,322,645
                                -----------    -----------    -----------    -----------

Operating income (loss)            (655,289)     6,740,580      4,189,913     15,678,648
Other income, net                   845,393        719,838      2,435,125      1,763,719
                                -----------    -----------    -----------    -----------

Income before income taxes          190,104      7,460,418      6,625,038     17,442,367
Provision for income taxes           69,388      2,760,357      2,418,139      6,553,499
                                -----------    -----------    -----------    -----------

Net income                      $   120,716    $ 4,700,061    $ 4,206,899    $10,888,868
                                ===========    ===========    ===========    ===========

Basic earnings per share        $       .01    $       .27    $       .25    $       .65

Diluted earnings per share      $       .01    $       .26    $       .25    $       .63

Weighted average common
  shares - basic                 17,188,138     17,649,028     17,154,501     16,714,375

Weighted average common
  shares - diluted               17,347,032     18,071,665     17,388,952     17,218,415


   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              Nine Months Ended
                                                        ----------------------------
                                                        September 27,  September 28,
                                                             1998          1997
                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $  4,206,899    $10,888,868
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
   Depreciation and amortization                           1,983,782      1,166,617
   Change in provision for doubtful accounts receivable       85,885         15,498
   Change in provision for inventory reserves               (463,911)       551,901
   Compensation costs related to stock options                25,361         31,254
  Changes in current assets and current liabilities:
   Accounts receivable                                    (2,952,787)    (6,202,009)
   Inventories                                            (1,037,262)    (4,189,675)
   Prepaid expenses and other current assets                 108,356       (495,982)
   Accounts payable                                       (2,889,694)     5,840,979
   Accrued expenses and other liabilities                 (4,528,395)     4,089,366
   Income taxes payable                                     (893,752)     3,778,498
  Other non-current assets                                  (258,688)      (572,123)
  Other non-current liabilities                              173,527        148,113
                                                        ------------    -----------
  Net cash (used in) provided by operating activities     (6,440,679)    15,051,305
                                                        ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (3,249,788)    (5,153,628)
  Purchase of long-term investments                       (2,500,000)             -
                                                        ------------    -----------
  Net cash used in investing activities                   (5,749,788)    (5,153,628)
                                                        ------------    -----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt                      (385,184)      (332,067)
  Proceeds from sale of property and equipment                     -      1,847,508
  Issuance of Common Stock                                   651,584     24,895,815
  Repurchase of Common Stock                              (3,740,570)             -
  Proceeds from exercise of stock options                    640,111      1,438,332
                                                        ------------    -----------
  Net cash (used in) provided by financing activities     (2,834,059)    27,849,588
                                                        ------------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (15,024,526)    37,747,265
CASH AND CASH EQUIVALENTS, beginning                      67,433,168     32,386,331
                                                        ------------    -----------
CASH AND CASH EQUIVALENTS, ending                       $ 52,408,642    $70,133,596
                                                        ============    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                            $     95,252    $    72,380
                                                        ============    ===========
    Income taxes                                        $  3,311,881    $ 2,775,000
                                                        ============    ===========
NON-CASH ITEMS:
 Tax benefit related to stock options                   $    540,483    $ 3,353,307
                                                        ============    ===========
 Acquisition of property and equipment
   through capital leases                               $          -    $   804,591
                                                        ============    ===========
 Tax benefit related to sale of shares purchased
   under the Employee Stock Purchase Plan               $     42,596    $   177,029
                                                        ============    ===========

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                              September 27, 1998

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

  The results of operations for the three and nine months ended September 27, 1998, are not necessarily indicative of the results to be expected for the entire fiscal year ended January 3, 1999, (fiscal year 1998). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1997.

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

New Accounting Pronouncements

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income, for the quarterly periods beginning in fiscal year 1998. For the three and nine month periods ended September 27, 1998, the Company has no reportable differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

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

Stock Option Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the nine months ended September 27, 1998:

                                                              Number of
                                                              Options
                                                              Exercisable
                                Number of       Price per     as of
                                 Shares          Share        September 27, 1998
                                ---------    --------------   ------------------
Balance at December 28, 1997    1,698,614     $ 2.47-$40.56
Granted                         1,271,050     $12.94-$19.56
Exercised                        (224,630)    $ 2.47-$16.25
Canceled                         (374,627)    $ 4.67-$40.56
                                ---------
Balance at September 27, 1998   2,370,407     $ 2.47-$31.75    607,913
                                =========                      =======

Employee Stock Purchase Plan

  The third offering under the Company's Employee Stock Purchase Plan (the "Purchase Plan") concluded on July 31, 1998, with the purchase of 33,944 shares of the Company's Common Stock under the Purchase Plan. At September 27, 1998 there were rights to purchase approximately 16,000 shares of Common Stock outstanding under the Purchase Plan's fourth offering, which will conclude on January 31, 1999.

Subsequent Event

  On October 9, 1998 the Company completed the previously announced acquisition of Hewlett-Packard Company's radio frequency power amplifier business and its manufacturing facility in Folsom, California. The cash price paid was approximately $57.4 million. The Company financed this acquisition utilizing borrowings of $25 million under a new $35 million secured credit facility which was dated as of September 30, 1998. The Company utilized its existing cash balances for the remainder of the cash purchase price paid.

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

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the three and nine months ended September 27, 1998 and September 28, 1997.


                                                               Percentage of Net Sales
                                            Three Months Ended                     Nine Months Ended
                                    ------------------------------------   -----------------------------------
                                    September 27,       September 28,      September 27,      September 28,
                                         1998               1997                1998               1997
                                    --------------   -------------------   --------------   ------------------
Net sales                               100.0%             100.0%              100.0%              100.0%
Cost of sales                            65.0               59.9                61.5                59.7
                                        -----              -----               -----               -----
Gross profit                             35.0               40.1                38.5                40.3
Operating expenses:
    Sales and marketing                  13.0                6.8                10.5                 7.4
    Research and development             17.9                9.7                14.7                 9.7
    General and administrative            8.1                4.0                 6.3                 4.1
                                        -----              -----               -----               -----
Total operating expenses                 39.0               20.5                31.5                21.2
                                        -----              -----               -----               -----
Operating income (loss)                  (4.0)              19.6                 7.0                19.1
Other income, net                         5.1                2.1                 4.0                 2.2
                                        -----              -----               -----               -----
Income before income taxes                1.1               21.7                11.0                21.3
Provision for income taxes                0.4                8.0                 4.0                 8.0
                                        -----              -----               -----               -----
Net income                                0.7%              13.7%                7.0%               13.3%
                                        =====              =====               =====               =====

Three months ended September 27, 1998 and September 28, 1997

Net Sales

  The Company's net sales are derived primarily from the sale of radio frequency ("RF") power amplifiers for use in wireless communications networks. Sales decreased by 52.1% to $16.5 million for the quarter ended September 27, 1998 from $34.3 million for the quarter ended September 28, 1997. The decrease in revenue was primarily attributable to decreased sales of the Company's personal communications services ("PCS") products, as well as reduced sales of its Company's cellular multi-carrier amplifiers. The decrease in PCS sales and cellular multi-carrier sales was mainly due to the ongoing economic crisis in South Korea, which has significantly reduced South Korean wireless service operators' demand for the Company's products. For the quarter ended September 27, 1998, cellular multi-carrier amplifiers (including racks) accounted for approximately 78.8% of revenues or $13.0 million, compared to approximately 52.5% or $18.0 million for the quarter ended September 28, 1997. PCS products (including racks) accounted for approximately 15.2% of revenues or $2.5 million for the third quarter of 1998, compared to 43.3% or $14.9 million for the third quarter of 1997. Sales of Land Mobile Radio ("LMR") amplifiers accounted for approximately 6.0% of revenues or $1.0 million for the quarter ended September 27, 1998, compared to approximately 4.2% of revenues or $1.4 million for the quarter ended September 28, 1997.

  For 1997 and the first nine months of 1998, the majority of the Company's single carrier PCS amplifiers were being utilized in the deployment of the new PCS networks being built in South Korea and a majority of the Company's cellular multi-carrier amplifiers sold during 1997 were also being utilized in the deployment of the digital cellular CDMA networks in South Korea. During the first nine months of 1998, the percentage of the Company's multi-carrier amplifiers sold for use in cellular systems of wireless network operators in both North America and other international markets outside of Asia continued to increase as compared to the first nine months of 1997. Due to the economic and financial crisis that has impacted South Korea and Asia in general, the deployments of both the digital cellular CDMA networks and the PCS networks in South Korea have been significantly delayed during the first nine months of 1998. Given the continuing unstable economic environment within South Korea and Asia in general, the Company is unable to estimate the level of future deployments of these networks or when such deployments can be expected to be completed. The reduction and stoppage of these deployments during the first nine months of 1998 did have an adverse effect on the Company's revenue and business with its South Korean customers and its results of operations. The continued delay or cancellation of these deployments will have an adverse effect on the Company's business, results of operations and financial condition. For additional information see "Additional Factors That May Affect Future Results - Customer Concentration; Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets"

  Total international sales (excluding North American sales), primarily to customers in South Korea, accounted for approximately 46.9% of revenues or $7.7 million for the quarter ended September 27, 1998, compared with approximately 87.3% or $30.0 million for the quarter ended September 28, 1997. Total sales to customers in South Korea accounted for approximately 36.8% of revenues or $6.1 million for the quarter ended September 27, 1998 compared to approximately 86.0% of revenues or $29.5 million for sales to South Korean customers for the quarter ended September 28, 1997. The decrease in sales to customers in South Korea is a result of the ongoing economic crisis in South Korea and Asia in general, which has reduced South Korean wireless service operators' demand for the Company's products. During the first nine months of 1998, the Company has experienced postponed, rescheduled and cancelled orders from its South Korean customers. At this time, the Company is unable to predict when, if ever, its South Korean customers will take delivery of their postponed and rescheduled orders. Due to these issues and the overall economic crisis in Asia, the Company currently anticipates that its percentage of revenues from South Korean sales will continue to decline. See "Additional Factors That May Affect Future Results - Customer Concentration; Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets"

  Sales to customers in countries outside of South Korea, primarily in North America, increased approximately 116.3% to $10.4 million for the quarter ended September 27, 1998 from $4.8 million for the quarter ended September 28, 1997. Sales to two customers in North America, (in alphabetical order) BellSouth Cellular Corp. and Metawave Communications Corporation each of which accounted for more than 10% of the Company's sales, collectively accounted for $6.6 million or 40.2% of revenues for the third quarter of 1998, compared to $3.0 million or 8.6% for the same two customers in the third quarter of 1997. There can be no assurance that the Company will continue to be successful in both attracting new customers as well as retaining and or increasing business with existing Korean and non-Korean customers. In addition, the Company believes that a significant portion of its business with original equipment manufacturers ("OEMs"), such as LM Ericsson Telephone Company, Metawave Communications Corporation and Northern Telecom Limited, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs. These are for both North American and international deployments, including deployments in South America. A number of factors may cause delays in wireless infrastructure deployments, including such factors as economic or political problems in the wireless operator's operating region; delays in government approvals required for system deployment; and reduced subscriber demand for wireless services. Due to the possible uncertainties associated with wireless infrastructure deployments, the Company has experienced and expects to continue to experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Additional Factors That May Affect Future Results - Customer Concentration; Risks of Doing Business in International Markets and Fluctuations in Quarterly Results."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the third quarter of fiscal 1998 and 1997 were 35.0% and 40.1%, respectively. The decrease in gross margins is a result of a increased labor and overhead costs associated with the significant reduction in sales to the Company's South Korean customers. The Company anticipates that in the near-term it will continue to experience significant labor and overhead costs due to its reduced sales level. These costs are currently anticipated to have a negative impact on the Company's future gross margins. While the Company continues to strive for manufacturing cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction efforts will keep pace with price declines and cost increases. If the Company is unable to obtain cost reductions, its gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

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

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses decreased by 8.3% to $2.1 million for the quarter ended September 27, 1998 from $2.3 million for the quarter ended September 28, 1997. As a percentage of sales, sales and marketing expenses were 13.0% and 6.8% for the quarters ended September 27, 1998 and September 28, 1997, respectively. The increase in sales and marketing expenses as a percentage of sales is primarily attributable to the reduced level of sales for the third quarter of 1998 compared to the third quarter of 1997.

  Research and development expenses include ongoing amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing amplifiers. Research and development expenses decreased by 12.1% to $2.9 million for the quarter ended September 27, 1998 from $3.3 million for the quarter ended September 28, 1997. Research and development expenses as a percentage of sales were 17.9% and 9.7%, respectively. The decrease in actual research and development expenses was due to lower spending for non-personnel related expenses such as materials, tools and supplies. The Company intends to continue to emphasize investment in research and development programs in future periods with current programs covering PCS, cellular and wireless local loop products.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses decreased by 2.3% to $1.3 million for the quarter ended September 27, 1998, from $1.4 million for the quarter ended September 28, 1997. General and administrative expenses as a percentage of sales were 8.1% and 4.0%, respectively. The increase in general and administrative expenses as a percentage of sales is primarily attributable to the reduced level of sales for the third quarter of 1998 compared to the third quarter of 1997.

Other Income

  The Company earned other income, net, of $0.8 million in the third quarter of 1998 compared to $0.7 million for the third quarter of 1997. Other income consists primarily of interest income, net of any interest expense. The Company's cash balances are invested in short-term, investment-grade money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 36.5% and 37.0% for the quarters ended September 27, 1998 and September 28, 1997, respectively.

Nine months ended September 27, 1998 and September 28, 1997

Net Sales

  Sales decreased 26.5% to $60.2 million for the nine months ended September 27, 1998 from $82.0 million for the nine months ended September 28, 1997. The decrease in revenue was primarily attributable to decreased sales of the Company's products to its South Korean customers, due to the continuing economic crisis in South Korea and Asia in general. Sales of PCS products decreased 79.2% to $6.2 million for the nine months ended September 27, 1998 from $29.8 million for the nine months ended September 28, 1997. This decrease in PCS sales was mainly due to a reduction in South Korean wireless service operators' demand for the Company's products. LMR sales decreased from $4.6 million in the first nine months of 1997 to $2.7 million in the first nine months of 1998. Sales of cellular multi-carrier amplifiers increased 7.9% to $51.3 million for the nine months ended September 27, 1998 from $47.5 million for the nine months ended September 27, 1997. The increase in sales of cellular multi-carrier amplifiers was due to an increase in sales to non-Korean wireless network operators and OEMs, which offset a decrease in sales to the Company's South
Korean customers.   For the nine months ended September 27, 1998, cellular
multi-carrier amplifiers (including racks) accounted for approximately 85.2% of revenues or $51.3 million, compared to approximately 58.0% or $47.5 million for the nine months ended September 28, 1997. PCS products (including racks) accounted for approximately 10.3% of revenues or $6.2 million for the first nine months of 1998, compared to 36.3% or $29.8 million for the first nine months in 1997. Sales of LMR amplifiers accounted for approximately 4.5% of revenues or $2.7 million for the nine months ended September 27, 1998, compared to approximately 5.7% of revenues or $4.6 million for the nine months ended September 28, 1997.

  Total international sales (excluding North American sales), primarily to customers in South Korea, accounted for 43.2% of revenues or $26.0 million for the nine months ended September 27, 1998, compared with 87.3% or $71.5 million for the nine months ended September 28, 1997. Total sales to customers in South Korea accounted for approximately 38.1% or $22.9 million for the nine months ended September 27, 1998, compared to approximately 86.1% or $70.5 million for the nine months ended September 28, 1997. Total sales to customers outside of South Korea increased approximately 226.4% to $37.3 million for nine months ended September 27, 1998 from $11.4 million for the nine months ended September 28, 1997. Sales to three customers in North America, (in alphabetical order) BellSouth Cellular Corp., Metawave Communications Corporation and Northern Telecom Limited, each of which accounted for more than 10% of the Company's sales, collectively accounted for $27.9 million or 46.4% of revenues for the first nine months of 1998, compared to $4.6 million or 5.6% for the same three customers in the first nine months of 1997. See "Additional Factors That May Affect Future Results - Customer Concentration."

Gross Profit

  The gross profit margins as a percentage of sales for nine months ended September 27, 1998 and September 28, 1997 were 38.5% and 40.3%, respectively. The decrease in gross margins during the first nine months of 1998 is primarily due to declining average sales prices as well as increased labor and overhead costs associated with the significant reduction in sales to the Company's South Korean customers and the Company's decision to not materially reduce its employment levels during this period. The Company anticipates that in the near-term it will continue to experience significant labor and overhead costs due to its reduced sales level. These costs are currently anticipated to have a negative impact on the Company's future gross margins. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results - Declining Average Sales Prices."

Operating Expenses

  Sales and marketing expenses increased by 4.6% to $6.3 million for the nine months ended September 27, 1998 from $6.1 million for the nine months ended September 28, 1997. As a percentage of sales, sales and marketing expenses were 10.5% and 7.4% for the nine months ended September 27, 1998 and September 28, 1997, respectively. The increase in sales and marketing expenses is primarily attributable to increases in sales commission costs and increased head count.

  Research and development expenses increased by 11.4% to $8.8 million for the nine months ended September 27, 1998 from $7.9 million for the nine months ended September 28, 1997. Research and development expenses as a percentage of sales were 14.7% and 9.7%, respectively. The increase in research and development expenses was primarily attributable to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts.

  General and administrative expenses increased by 13.5% to $3.8 million for the nine months ended September 27, 1998, from $3.3 million for the nine months ended September 28, 1997. General and administrative expenses as a percentage of sales were 6.3% and 4.1%, respectively. The increase in general and administrative expenses was primarily attributable to increased staffing costs.

Other Income

  The Company earned other income, net, of $2.4 million for the nine months ended September 27, 1998 compared to $1.8 million for the nine months ended September 28, 1997. Other income consists primarily of interest income, net of any interest expense. The increase in other income is attributable to the Company's increased average cash position maintained during the first nine months of 1998 compared to the average cash balances maintained during the first nine months of 1997. The larger cash balances are due to the Company's secondary Common Stock offering completed in July 1997. The larger cash balances were invested in short-term, investment-grade money market instruments.

Provision for Income Taxes

  The Company's effective tax rate was 36.5% and 37.6% for the nine months ended September 27, 1998 and September 28, 1997, respectively.

Liquidity and Capital Resources

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of September 27, 1998, the Company had working capital of $65.6 million, including $52.4 million in cash and cash equivalents as compared with working capital of $67.5 million at December 28, 1997, which included $67.4 million in cash and cash equivalents. Net accounts receivable increased to $14.8 million at September 27, 1998 from $12.0 million at December 28, 1997. During the first nine months of 1998, the Company sold a larger percentage of its products to its non-Korean customers, primarily in North America. These customers typically pay on longer payment terms than the Company's South Korean customers have historically paid. In addition, due to the Asian economic crisis, the Company has provided extended payment terms to its South Korean customers. The Company anticipates that its accounts receivable collection periods will continue to increase with the reduction in revenue from its South Korean customers and the expansion of its Non-Korean
customer base.   Net inventory increased to $10.3 million at September 27, 1998, from $8.8 million at December 28, 1997.

  Cash used in operations was approximately $6.4 million for the nine months ended September 27, 1998, compared with cash provided by operations of $15.1 million for the nine months ended September 28, 1997. The negative cash flow from operations for the first nine months of 1998 is primarily attributable to an increase in accounts receivable and inventories from December 28, 1997 to September 27, 1998, as well as a decrease in accounts payable, other accrued liabilities and income taxes payable.

  Capital expenditures were approximately $3.2 million for the first nine months of 1998 compared with $5.2 million in the first nine months of 1997. No amounts were financed through capital leases in the first nine months of 1998 compared to approximately $.8 million in the first nine months of 1997. The majority of the capital spending during both periods represents spending on electronic test equipment utilized in the Company's manufacturing and research and development areas.

  On April 28, 1998 the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 ("The Notes") from Metawave Communications Corporation in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrue interest at a rate of 13.75% per annum and interest is payable semi-annually. The Notes contain provisions to increase the rate of interest during the life of the Notes if the Notes are not repaid prior to maturity. The Notes are secured by certain assets of Metawave Communications Corporation and mature on April 28, 2000. For the first nine months of 1998, Metawave Communications Corporation accounted for more than 10% of the Company's revenues.

  Cash used in financing activities was $2.8 million for the first nine months of 1998 compared with $27.8 million provided by financing activities for the first nine months of 1997. The majority of cash used in financing activities for the first nine months of 1998 was for the repurchase of 300,000 shares of the Company's Common Stock at a total cost of $3.7 million. As of September 27, 1998, the Company had repurchased a total of 810,000 shares of its Common Stock at a total cost of approximately $12.5 million. The Company is authorized to repurchase up to one million shares of its Common Stock. The majority of the cash provided by financing activities for the first nine months of 1997 resulted from the sale of 1,000,000 shares of Common Stock in the Company's secondary offering. Net proceeds received by the Company were approximately $20.6 million. In addition, the Company received net proceeds of $3.9 million from the sale of 360,000 shares of Common Stock in January 1997, which was associated with the Company's December 1996 initial public offering of Common Stock.

  On August 21, 1997, the Company entered into a $10 million unsecured revolving credit agreement. The Company was required to pay a commitment fee equal to .1% per annum on the average daily unused portion of the facility. The commitment fee was payable quarterly in arrears. The agreement allowed the Company to borrow at the bank's reference rate (8.5% at September 27, 1998) or the bank's LIBOR rate plus 1.25% per annum, all at the Company's option. On July 28, 1998, the Company amended the credit agreement to extend the termination date of the agreement from July 31, 1998 to September 30, 1998. The Company was in compliance with all covenants contained in the amended credit agreement at September 27, 1998 and no amounts were outstanding under the facility. The agreement was terminated on September 30, 1998.

  The Company had cash and cash equivalents of $52.4 million at September 27, 1998, compared with $67.4 million at December 28, 1997. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

  On August 31, 1998, the Company announced that it signed a definitive agreement with Hewlett-Packard Company ("HP") under which the Company would acquire HP's radio frequency power amplifier business and its manufacturing facility in Folsom, California. The acquisition would include certain assets and liabilities, operations and the business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. The acquisition was completed on October 9, 1998 and the cash price paid was approximately $57.4 million. The Company financed the acquisition utilizing $25 million of a new $35 million secured credit facility. This credit facility is secured by a pledge of all of the Company's assets and contains various financial operating covenants. The Company utilized its existing cash balances for the remainder of the cash purchase price paid on October 9, 1998.

  The Company currently believes that its existing cash balances (net of funds used to finance its recent acquisition), funds available under its new secured credit facility and funds expected to be generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months. The Company has utilized both operating and capital lease financing for certain equipment used in its manufacturing and research and development operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

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

  Certain countries in Asia, including South Korea, continue to experience weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected South Korean wireless service operators' demand for the Company's products. The Company's foreign customers currently pay for the Company's products with U.S. dollars. As such, the recent strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has effectively increased the cost of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales and gross margins. For further discussion of the risks associated with the Company's international sales, see "Additional Factors That May Affect Future Results Risks of Doing Business in International Markets."

Year 2000 Compliance

  In the next two years, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. The Company has examined its computer systems and contacted its software and hardware providers to determine whether the Company's software applications and computer systems are compliant with the Year 2000. The Company has completed an upgrade to its computer operating system such that the Company has been assured by its software and hardware providers that its computer systems are fully compliant with the Year 2000. It is not possible to quantify the aggregate cost to the Company of such upgrades since they were part of the software and hardware providers normal upgrades to the

Company's systems. The costs for upgrading the Company's information systems have been funded through the Company's operating cash flows.

  While the Company believes that its information systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems, as well as monitor its key suppliers and customers for any impact that the Year 2000 may have on their information systems which could then impact the Company. During the remainder of 1998, the Company intends to contact all of its significant suppliers and customers to request verification that such suppliers and customers are Year 2000 compliant. Software sold with the Company's products is Year 2000 compliant and is not date dependent. In addition, the equipment utilized by the Company in its manufacturing process is not date dependent.

  The Company does not believe that there will be significant issues or costs associated with its products related to Year 2000 compliance; however, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions or that there exists heretofore undetected aspects of the Company's manufacturing process which could be impacted by the Year 2000. Although the Company is not currently aware of any material operational issues or costs associated with preparing its products, manufacturing processes or internal information systems for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its products, manufacturing processes or internal information systems, which are comprised predominantly of third party software and hardware. The Company does not currently anticipate that the Year 2000 programming issue will have a material impact on its business, results of operations or financial condition.

  Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. The Company believes that under a worse case scenario, it could continue the majority of its normal business activities on a manual basis.

  With regards to the assets, equipment and facility the Company acquired from Hewlett-Packard Company on October 9, 1998, the Company is currently evaluating any information systems, equipment and software included in the acquisition for their Year 2000 compliance. The Company anticipates having this review completed by year-end 1998.

Additional Factors That May Affect Future Results

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide and regional economic and political conditions, industry specific factors, the Company's ability to add new customers to reduce its dependence on existing customers, the Company's ability to finance its activities and maintain its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the Company's ability to manage multiple manufacturing facilities and the costs of operating such facilities, the Company's continued success in the design of new RF amplifier products and its ability to redesign existing amplifier products and manufacture in quantity such new products, the ability of the Company's products to operate and be compatible with various OEMs' base station equipment, the availability and cost of components, the Company's ability to manage expense levels, and the Company's ability to accurately anticipate customer demand.

Customer Concentration

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. For the nine months ended September 27, 1998, four of the Company's South Korean customers, Hyundai Electronics Industries Co.

("Hyundai"), LG Information & Communications, Ltd. ("LGIC"), Samsung Electronics Co. Ltd. ("Samsung") and SK Global Co., Ltd. ("SK Global") accounted for $22.8 million or approximately 37.9% of the Company's net sales, which was down significantly from the comparable nine month period in 1997 when net sales to three South Korean customers (Hyundai, LGIC and Samsung) accounted for $70.5 million or approximately 86.1% of net sales. Demonstrating the risks associated with the Company's dependence on a limited number of customers, the Company's reduction in revenues to all South Korean-based customers of approximately $47.6 million during the first nine months of 1998, as compared to the first nine months of 1997, accounted for approximately 79.1% of the Company's total revenues during the first nine months of 1998. If the Company is unable to continue to replace the revenues of its South Korean based customers with those from other non-Asian based customers, such failure will have a material adverse effect on the Company's business, results of operations and financial condition. While the Company has had some success in replacing its lost South Korean business during the first nine months of 1998, there can be no assurance that the Company will continue to be successful in attracting and retaining new customers. As part of the Company's efforts to expand its customer base, and reflecting the significant reduction in the Company's South Korean revenues, the Company had three non-Korean customers each accounting for more than 10% of revenues for the first nine months of 1998. These customers are, in alphabetical order, BellSouth Cellular Corp., Metawave Communications Corporation and Northern Telecom Limited. For the nine months ended September 27, 1998, these three customers in total accounted for approximately $27.9
million or 46.4% of the Company's net sales.   There can be no assurance that
these customers will continue to purchase the same quantities of product from the Company or that they will increase their purchases from the Company. If any of these three customers significantly reduce their purchases from the Company, such reduction could have a material adverse effect on the Company's business, results of operations and financial condition.

  A limited number of large OEMs account for a majority of RF power amplifier purchasers in the wireless infrastructure market, and the Company's success will be dependent upon its ability to establish and maintain relationships with these types of customers. The Company believes that a significant portion of its business with OEMs, such as LM Ericsson Telephone Company, Lucent Technologies, Inc., Metawave Communications Corporation and Northern Telecom Limited, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs. Therefore, continued purchases of the Company's products by such OEMs is dependent upon the OEMs current view of the deployment and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including such factors as economic or political problems in the wireless operator's operating region; delays in government approvals required for system deployment; and reduced subscriber demand for wireless services. In addition, from time to time OEMs may also purchase products on a large quantity basis over a short period of time which may cause demand for the Company's products to fluctuate significantly. Due to the possible uncertainties associated with wireless infrastructure deployments and OEMs purchasing strategies, the Company may experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, major customers also have significant leverage and may attempt to change the terms, including pricing, payment and product delivery schedules, upon which the Company and such customers do business, thereby adversely affecting the Company's business, results of operations and financial condition. Further, one or more of these customers may determine to manufacture amplifiers internally, thus reducing or eliminating its purchases from the Company and possibly becoming a direct competitor of the Company. See "--Internal Amplifier Production Capabilities of OEMs." As a result, the Company's success will depend upon its ability to expand its customer base and, in particular, to successfully market its products to OEMs for wireless networks and have its products chosen over any internally designed or manufactured products.

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

Reliance upon South Korean Market and Growth of Wireless Services Market

  Four of the Company's customers, Hyundai, LGIC, Samsung and SK Global collectively accounted for approximately 37.9% of the Company's net sales for the first nine months of 1998 and three of these customers, Hyundai, LGIC and Samsung accounted for approximately 86.1% of net sales for the first nine months of 1997. These customers have purchased products for deployment in the South Korean digital cellular and PCS networks. During fiscal 1995, 1996, 1997, and the first nine months of 1998, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the build-out of the South Korean digital cellular networks. The delay, postponement or cancellation of the build-out of the South Korean digital cellular networks which occurred during the first nine months of 1998 has had an adverse effect on the Company's revenues and results of operations during the first nine months of 1998. The continued delay or termination of the continued implementation of the South Korean digital cellular networks would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company currently believes that the previously planned build-out phase of the South Korean digital cellular networks has stopped. Full deployment was originally estimated to be completed by the end of 1998. The Company is currently unable to predict when, if ever, the originally scheduled build-out of these networks will be completed. Accordingly, while the Company has continued to sell reduced quantities of its product to its South Korean customers, the Company's sales directly related to the South Korean digital cellular networks are anticipated to decrease significantly.

  In contrast to the South Korean digital cellular networks, the build-out of the South Korean PCS networks began in the first quarter of 1997. During 1997, the Company began shipping, in volume, PCS single carrier amplifiers for use in the new PCS networks being built in South Korea. Sales to the Company's South Korean customers for the South Korean PCS networks represented substantially all of the Company's PCS sales during 1997 and approximately 85.8% of the Company's PCS sales for the first nine months of 1998. The delay, postponement and cancellation of the build-out of the South Korean PCS networks which occurred during the first nine months of 1998, did have an adverse effect on the Company's revenues and results of operations during the first nine months of 1998. The continued delay, termination or early completion of the infrastructure build-out of the South Korean PCS networks would continue to have a material adverse effect on the Company's business, results of operations and financial condition. Further, even if these networks are developed as originally anticipated, there can be no assurance that the Company's PCS products will continued to be purchased by the Company's South Korean customers or that such products will achieve market acceptance outside of South Korea, or be capable of being manufactured at competitive prices in sufficient volumes.
In the event that the Company's PCS products are not timely developed or do not gain market acceptance or are not capable of being manufactured at competitive costs, the Company's business, results of operations and financial condition would be materially adversely affected.

  During the fourth quarter of 1997, certain Asian countries, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. The deteriorating economic and currency conditions throughout Asia led South Korea, along with several other Asian countries, including Indonesia and Thailand, to request economic support from the International Monetary Fund in December 1997. During this time, the Company's South Korean customers continued to order and take delivery of products from the Company and continued to make timely payments to the Company for amounts owed. However, during the first nine months of 1998, economic and currency conditions in Asia and South Korea have continued to deteriorate which has negatively impacted overall market conditions within South Korea. As a result, the Company has experienced postponed, rescheduled and cancelled orders from its South Korean customers for both the cellular and PCS networks in South Korea.

  The weakness in the equivalent U.S. dollar value of the South Korean Won has adversely affected South Korean wireless service operators' demand for the Company's products. The Company's South Korean customers pay for the Company's products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to the South Korean Won, which began in the fourth quarter of 1997 and has continued during the first nine months of 1998, has increased the effective cost of the Company's products by as much as 100% or more for its South Korean customers. This increase in cost to the Company's South Korean OEM customers is being passed along to the South Korean wireless service providers in the form of increased costs for infrastructure equipment. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking network, it has become more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout.

  Therefore, the Company currently believes that the completion of the buildout of the South Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within South Korea. It is currently anticipated that the continued deployment of both the cellular and PCS digital networks will be delayed until such time that economic conditions become stabilized from a long-term perspective. Accordingly, the Company is unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original build-out projections. In any event, sales related to these networks are anticipated to continue to decrease significantly during the remainder of 1998, and the Company is unable to predict what level, if any, such sales will be for 1999.

  Hyundai, LGIC and Samsung have also been marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. There can be no assurance that such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase amplifiers from the Company. Any significant decrease in the Company's sale of amplifiers to these customers, without an offsetting increase in sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition.

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

Risks of Doing Business in International Markets

  For fiscal years 1995, 1996 and 1997, and the first nine months of 1998, international revenues (excluding North American sales) accounted for approximately 67%, 77%, 84% and 43% respectively, of the Company's net sales. The Company expects that international revenues and revenues derived from sales to OEMs for infrastructure deployments in international locations will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result, the Company is subject to various risks, including political and economic instability, the difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property protections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency exchange fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure or may require upgrades to existing wireless communication networks. Such international locations include South America and Asia as well as Europe. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for any of a variety of reasons, including business and economic conditions, delays in government or administrative approvals or changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a substantial majority of the Company's net sales resulted from the sale of products to three companies in South Korea, where future sales are dependent upon favorable business and economic conditions, as well as trade relations with the United States and a lack of political conflicts with North Korea.

  Beginning during the fourth quarter of 1997 and continuing during the first nine months of 1998, economic conditions deteriorated throughout the Asia-Pacific region, causing reductions in local exchange rates throughout the region and general financial market uncertainty. Countries in Asia, including South Korea, have experienced weaknesses in their currencies, banking systems and equity markets. During the first nine months of 1998, these weaknesses have adversely affected both the Company's South Korean customers' demand for the Company's products and their ability to pay for the products in U.S. dollars. The Company's foreign customers currently pay for the Company's products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has effectively increased the local currency price of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking system, it has become more difficult for South Korean operating companies to raise additional US dollar financing to support the increased costs of purchasing the Company's products. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales, gross margins, results of operations and financial condition.

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

  During the first nine months of 1998, the Company has increased its sales efforts to both potential customers in South America and to OEMs for possible deployment to customers in South America. There has been instability in several of the region's currencies and political governments, which could cause delays or cancellations of planned deployments in the region. Any significant delay in the deployments of wireless networks due to these factors could have a material adverse effect on the Company's business, results of operations and financial condition. During the third quarter of fiscal 1998, the Company believes that large interest rate fluctuations impacted customer demand in

Brazil. Any continued economic fluctuations or worsening economic conditions could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  During the fourth quarter of 1997 and continuing through the first nine months of 1998, countries in Asia, including South Korea, experienced weaknesses in their currencies, banking systems and equity markets. This continued market uncertainty and economic instability in South Korea has significantly impacted demand for the Company's products within South Korea during the first nine months of 1998. As a result, the Company experienced postponed, rescheduled and cancelled orders from its South Korean customers during the first three quarters of 1998. If the Company's remaining outstanding orders with its South Korean customers or any other major customers are significantly reduced, delayed or cancelled, the resulting loss of volume purchasing could adversely effect the Company's ability to achieve manufacturing cost reductions in the form of price discounts for large volume purchases of components. Any reduction in the Company's ability to obtain manufacturing cost reductions would have a material adverse affect on the Company's business, results of operations and financial condition.

  Due to the economic problems facing Asia, the Company currently anticipates that demand for wireless infrastructure equipment throughout Asia will continue to decrease during 1998 and remain reduced going forward. Any additional reduction in demand could cause suppliers of wireless infrastructure equipment, including RF power amplifiers, to increase their sales and marketing efforts in the remaining markets outside of Asia. Any possible increase in competition in the sale of RF power amplifiers could cause increased price competition which could lead to further declining average sales prices for the Company's products. If the Company is unable to offset further declining average sales prices of its products through cost reductions or product improvements, the Company's gross margins will decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

  In the fourth quarter of 1996, the Company introduced single carrier amplifiers for PCS networks, and such products accounted for an increased
percentage of the Company's net sales during 1997.   Since that time, sales of
single carrier amplifiers have been subject to intense price competition and tend to carry lower gross margins than multi-carrier amplifier products. Although the sale of PCS amplifiers accounted for a smaller percentage of sales during the first nine months of 1998 compared to 1997, the Company believes that single carrier amplifier products will eventually account for a larger portion of the Company's net sales in 1998. In addition, the Company's recently completed acquisition of the HP amplifier business includes all single carrier business with no existing multi-carrier RF amplifier business. Therefore, the expected increase in the percentage of single carrier products in the Company's overall sales mix will have an adverse effect on the Company's gross margins.
In addition, with the Company's reduced sales and production level of its single carrier PCS products during the first nine months of

1998, the Company has had difficulty reducing the cost of materials for such products. In the event that the Company is unable to reduce the manufacturing costs of its single carrier amplifiers and such amplifiers account for an increased percentage of net sales, the Company's overall gross margins will be materially adversely affected.

Management of Growth; HP Acquisition; Dependence Upon Key Personnel

  The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, including its recent acquisition of the HP amplifier business, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels and product quality to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts or abrupt changes in customer orders in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Any degradation in product quality could adversely impact production rates, product delivery schedules and overhead expenses associated with product support. While the Company works to implement a number of new financial and management controls and attempts to improve reporting systems and procedures, there can be no assurance that such actions will prevent the Company from encountering inappropriate inventory levels, disproportionate overhead expenses and reductions in product quality and production rates. During the last twelve months, the Company has hired a significant number of employees, including engineers, production technicians and sales and marketing employees to meet demand forecasts. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired production levels and product quality or if the Company's demand forecasts are incorrect, or the Company's customers cancel or delay existing orders, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. In addition, there can be no assurance that the Company will be able to effectively manage the HP business or combine that business into its existing business. The Company's failure to manage growth effectively or manage the HP acquisition would have a material adverse effect on the Company's business, results of operations and financial condition.

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

  The amplifier business which the Company acquired from HP in October 1998 utilizes certain custom components manufactured by HP. While the Company has secured supply commitments over the next twelve months, the Company is expected to begin sourcing such components from new suppliers. If the Company is unsuccessful in adding such new suppliers, such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Currently, the Company competes primarily with AML Communications, Inc., M/A-COM, Inc. (a subsidiary of AMP, Inc.), Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs. The Company also competed with Avantek, a division of Hewlett-Packard Company, until the Company's recent purchase of the assets of this division on October 9, 1998. Certain of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than the Company and have achieved greater name recognition for their existing products and technologies than has the Company.

  The Company's success depends in part upon the rate at which wireless infrastructure OEMs incorporate the Company's products into their systems. The Company believes that a substantial portion of the present worldwide production of amplifiers is captive within the internal manufacturing operations of a small number of wireless infrastructure OEMs and that the amplifiers manufactured by these OEMs are offered for sale as part of their wireless systems. These OEMs include, among others, LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent"), Motorola Corporation ("Motorola"), Nokia Corporation ("Nokia") and Northern Telecom Limited ("Nortel"). In addition, Samsung, a significant customer of the Company, manufacturers power amplifiers in addition to purchasing such components from the Company. The Company believes that these OEMs, as well as other customers of the Company, continuously evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as the Company. These and other large manufacturers of wireless infrastructure equipment could also determine to offer and sell their power amplifiers to other OEMs or customers of the Company and compete directly with the Company. In addition, these or other OEMs may enter into joint ventures or strategic relationships with the Company's competitors, in which event the Company's ability to sell products to such OEMs could be reduced or eliminated. See "--Internal Amplifier Production Capabilities of OEMs."

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

Rapid Technological Change; Dependence on New Products

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During the first nine months of 1998, the Company continued to invest significant resources in the development and manufacture of RF power amplifiers for PCS networks and expects to continue to invest significant resources in this area. There can be no assurance that the deployment of PCS networks will not be delayed or that the Company's PCS-based products will achieve widespread market acceptance or be capable of being manufactured at competitive prices in sufficient volumes. In the event the Company's PCS products are not timely and economically developed or are not produced in sufficient quantities or do not gain widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

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

  As part of the Company's recently announced acquisition of the HP amplifier business, the Company intends to incorporate existing HP designs into its product line as well as redesign certain HP products. Any delays or failures in the redesign of these products or the inability to produce commercial quantities of such redesigned or new products based on such designs, could result in customer dissatisfaction and the delay or loss of product revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company's product development efforts associated with the HP acquisition will be successful, or that its new products will achieve customer acceptance or that its customers' products and services will achieve market acceptance. Any failure by the Company to adequately manage the technical development efforts associated with the HP acquisition could result in a loss of competitiveness and could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  As part of the Company's acquisition of the HP amplifier business, the Company will be required to master and utilize the complex manufacturing processes utilized by HP. There can be no assurance that the Company will be successful in handling the HP manufacturing processes. If the Company is unsuccessful in reproducing or managing the HP manufacturing processes, such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Proprietary Technology; Risk of Third-Party Claims of Infringement

  The Company relies primarily upon trade secrets to protect its intellectual property. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. In addition, the Company has applied for several U.S. and international patents for its proprietary technology and regularly examines various aspects of its technology for possible patent applications. During the third quarter of 1998, the Company was granted its first U.S. patent covering an aspect of its multi-carrier technology. The Company believes that its success depends upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products.

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

Item 2.   Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Shareholders was held on August 4, 1998 in Irvine, California. A quorom was declared present for the meeting. The following matters were submitted to a vote of security holders, and all proposals were approved by the majority of those voting.

  (1) The election of the following seven directors to hold office until the next annual meeting or until their successors are duly elected and qualified. All of the nominated directors were elected.

       Gregory M. Avis      There were 15,706,408 votes for and 142,745 votes withheld.
       John L Clendenin     There were 15,706,308 votes for and 142,845 votes withheld.
       Alfonso G. Cordero   There were 15,706,408 votes for and 142,745 votes withheld.
       Bruce C. Edwards     There were 15,706,408 votes for and 142,745 votes withheld.
       David L George       There were 15,706,408 votes for and 142,745 votes withheld.
       Eugene Goda          There were 15,706,408 votes for and 142,745 votes withheld.
       Andrew J. Sukawaty   There were 15,693,208 votes for and 155,945 votes withheld.

  (2) An amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares of Common Stock issuable thereunder from 1,500,000 to 3,000,000. The proposal was approved by the shareholders.

       There were 7,484,554 votes cast in favor, 2,296,699 votes opposed and 249,687 votes abstaining.

  (3) An amendment to the Company's 1996 Director Stock Option Plan to increase the number of shares of Common Stock issuable thereunder from 200,000 to 400,000. The proposal was approved by the shareholders.

       There were 8,062,966 votes cast in favor, 1,810,058 votes opposed and 250,712 votes abstaining.

Item 5.   Other Information

      Any shareholder desiring to submit a proposal for action at the 1999 Annual Meeting of Shareholders and possible inclusion in the Company's Proxy Statement with respect to such meeting should arrange for such proposal to be delivered to the Company's offices, Attn: Vice President, Finance and Secretary, Powerwave Technologies, Inc., 2026 McGaw Avenue, Irvine, California 92614, no later than February 18, 1999 in order to be considered for possible inclusion in the Company's Proxy Statement relating to the Annual Meeting of Shareholders. Matters pertaining to such proposals, including the number and length thereof, eligibility of persons entitled to have such proposals included and other aspects are regulated by the Securities Exchange Act of 1934, Rules and Regulations of the Securities and Exchange Commission and other laws and regulations to which interested persons should refer.

      On May 21, 1998 the Securities and Exchange Commission adopted an amendment to Rule 14a-4, as promulgated under the Securities and Exchange Act of 1934, as amended. The amendment to Rule 14a-4(c)(1) governs the Company's use of its discretionary proxy voting authority with respect to a shareholder proposal which is not addressed in the Company's proxy statement. The new amendment provides that if a proponent of a proposal fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then the Company will be allowed to use its discretionary voting authority when the proposal is raised at the meeting.

     With respect to the Company's 1999 Annual Meeting of Stockholders, if the Company is not provided notice of a stockholder proposal, which the stockholder has not previously sought to include in the Company's proxy statement, by May 4, 1999, the Company will be allowed to use its voting authority as outlined.

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

                                               POWERWAVE TECHNOLOGIES, INC.

Date: November 11, 1998                        By: /s/  Kevin T. Michaels
                                               -----------------------------
                                                        Kevin T. Michaels
                                                Vice President, Finance and
                                                Chief Financial Officer