Form 10-K405
period 1999-01-03
POWERWAVE TECHNOLOGIES INC
filed 1999-02-23
CIK 1023362

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended January 3, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to

                       Commission File Number 000-21507

                               ----------------

                         POWERWAVE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                           11-2723423
    (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    in corporation or organization)


                               2026 McGaw Avenue
                           Irvine, California 92614
              (Address of principal executive offices, zip code)

                                (949) 757-0530
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class:
                        Common Stock, Par Value $.0001

                               ----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

  As of February 16, 1999, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $348,250,809 computed using the closing price of $23.625 per share of Common Stock on February 16, 1999, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% shareholders are affiliates. As of February 16, 1999, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 17,461,391.

  Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year.

===============================================================================

  This Annual Report on Form 10-K contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, the Company's management. Such statements are subject to certain risks uncertainties and assumptions. Actual results may vary from those expected or anticipated in these forward looking statements, including those set forth below and elsewhere in this Annual Report on 10-K. See "Additional Factors That May Affect Future Results," under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    PART I

ITEM 1. BUSINESS

General

  Powerwave Technologies, Inc. ("Powerwave" or the "Company") was incorporated in Delaware in January 1985 under the name Milcom International, Inc. and changed its name to Powerwave Technologies, Inc. in June 1996. Powerwave designs, manufactures and markets ultra-linear radio frequency ("RF") power amplifiers for use in the wireless communications market. The Company's RF power amplifiers, which are key components of wireless communications networks, increase the signal strength of wireless transmissions from the base station to a handset while reducing interference, or "noise." Less noise enables wireless service providers to deliver clearer call connections. Stronger signals reduce the number of interrupted or dropped calls.

  Powerwave manufactures both single and multi-carrier RF power amplifiers for a variety of frequency ranges and transmission protocols. Single carrier RF power amplifiers typically amplify a specific call channel. Multi-carrier RF power amplifiers are capable of amplifying several call channels at one time and integrate the functions of several RF power amplifiers and cavity filters within a single unit. The Company's products are currently being utilized in both cellular and personal communications services ("PCS") base stations in digital and analog-based networks. The Company's products support a wide range of digital and analog transmission protocols including CDMA, TDMA, GSM, AMPS and TACS. The Company also produces RF power amplifiers for the wireless local loop ("WLL") market, which refers to wireless products designed for fixed, or non-mobile applications which provide and/or replace traditional wireline telephone systems. In addition, the Company produces RF power amplifiers for the land mobile radio ("LMR") market (also known as specialized mobile radio or "SMR"), which is characterized as a two-way radio market with devices commonly utilized by police and emergency personnel and the business dispatch marketplace.

  Powerwave was formed in 1985 to develop a line of high-power RF power amplifiers suitable for use with VHF/UHF, AM/FM transceivers. In addition, the Company offered products for use in the LMR industry. For the next several years, the Company continued product development in the land mobile radio industry, broadening its product offerings and selling to a diversified customer base. During this time, the Company became active in the air-to-ground market providing RF power amplifiers for both ground based transmission stations and for installation in airplanes for on-board telephone communications. In late 1994, Powerwave developed a multi-carrier linear RF power amplifier which could be utilized in the transmission of radio signals for cellular base stations. In 1995, the Company began supplying multi-carrier linear RF power amplifiers for installation in base stations utilized in the deployment of two digital cellular networks utilizing CDMA technology in South Korea. These South Korean digital cellular networks began operating during 1996 with two independent service providers offering nationwide coverage. In 1996, Powerwave began development of a single carrier RF power amplifier for use in PCS network base stations. At this same time, Powerwave focused on diversifying its customer base and expanding its geographic focus. During 1997, the Company began supplying single carrier RF power amplifiers for use in the deployment of three new digital PCS networks utilizing CDMA technology in South Korea. These new South Korean PCS networks began operating on October 1, 1997, with three independent service providers offering limited coverage within South Korea. The Company's customers in South Korea include Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung").

  While the Company continued its efforts to diversify its customer base, during the beginning of 1998, Powerwave's South Korean-based customers began to postpone, reschedule and cancel existing orders with Powerwave as a result of the Asian economic crisis. These actions negatively impacted the Company's results of operations and financial condition in fiscal 1998. The results of the Company's customer diversification efforts and the impact of the Asian economic crisis are reflected in the decreasing percentage of the Company's business associated with its South Korean customers. While the Company's customer base significantly expanded during fiscal 1998 and the Company is continuing its efforts to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. For the fiscal year ended January 3, 1999, the Company's four largest customers in alphabetical order were BellSouth Cellular Corp. and related entities ("BellSouth"), LGIC, Northern Telecom Limited and related entities ("Nortel") and Samsung, each of which accounted for more than 10% of the Company's net sales, and in the aggregate accounted for approximately 69% of the Company's total net sales. See "Additional Factors That May Affect Future Results--Customer Concentration; --Reliance Upon South Korean Market and Growth of Wireless Services Market; and --Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  A limited number of large original equipment manufacturers ("OEMs") account for a majority of RF power amplifier purchasers in the wireless equipment market, and the Company's future success will be dependent upon its ability to establish and maintain relationships with these types of customers. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--Customer Concentration" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company is attempting to expand its customer base as it pursues additional opportunities within the wireless infrastructure equipment market. The Company has experienced, and expects to continue to experience, declining average sales prices for both its multi-carrier and single carrier amplifier products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, reduction in demand from the Asian market has increased competition to sell products in the remaining markets, thereby further increasing pricing pressures in the global market. Consequently, the Company believes that in order to maintain or improve its existing gross margins in the near term, it must achieve manufacturing cost reductions, and in the long term it must develop new products that incorporate advanced features that generate higher gross margins. See "Additional Factors That May Affect Future Results-- Customer Concentration; --Consolidation and Integration of the HP Manufacturing Facility; --Reliance Upon South Korean Market and Growth of Wireless Services Market; --Declining Average Sales Prices; and --Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Significant Business Developments in Fiscal 1998

  During the fourth quarter of 1997, Asian countries, including South Korea, began to experience weaknesses in their currency, banking and equity markets. The deteriorating economic and currency conditions throughout Asia in December 1997 led South Korea, along with several other countries, to request economic support from the International Monetary Fund. During this time, the Company's South Korean customers continued to order and take delivery of products from the Company and continued to make timely payments to the Company. During the first quarter of 1998, economic and currency conditions in Asia and South Korea continued to negatively impact overall market conditions within South Korea, causing the Company's South Korean customers to either postpone, reschedule or cancel orders with the Company. The delay and cancellation of orders by the Company's South Korean customers and the delay of the deployment of the South Korean digital wireless networks had a material adverse effect on the Company's business, results of operations and financial condition.

  The HP Acquisition. On August 31, 1998, the Company announced that it had signed a definitive agreement to acquire Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California and its production equipment and manufacturing lines located in Malaysia, for approximately $59 million (the "HP Acquisition"). This business was part of HP's Wireless Infrastructure Division and is focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. Since the acquisition date, the Company has transferred the Malaysian production equipment and manufacturing lines to its Irvine, California facility. The Company is also in the process of transferring the Folsom facility manufacturing lines to its Irvine facility and expects to complete the closure of the Folsom manufacturing facility in the second half of 1999. The Company also intends to maintain a research and development location in the Folsom area. The Company has begun the process of marketing the Folsom manufacturing facility for sale to third parties.

  The HP Acquisition included certain assets, liabilities, operations and business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. Powerwave purchased all intellectual property rights to the products as well as in-process research and development activities. The Company also assumed certain existing orders for the products acquired. The products acquired cover a broad range of wireless transmission protocols, including CDMA, TDMA and GSM. Powerwave completed the purchase on October 9, 1998 for a total purchase price of approximately $65.9 million, of which approximately $57.4 million was paid to HP in cash, approximately $1.1 million in acquisition costs and the balance related to assumed liabilities. Powerwave financed the acquisition utilizing borrowings of $25 million under a new $35 million secured credit facility, which was dated as of September 30, 1998. The Company utilized its existing cash balances for the remainder of the cash purchase price paid. This acquisition was accounted for in the fourth quarter of fiscal 1998.

  The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and an estimate of the costs to complete the projects.

  On December 23, 1998, the Company announced that its founder and Chairman, Alfonso G. Cordero, would retire as Chairman of the Board of Directors and an employee of the Company effective January 3, 1999. Mr. Cordero became Chairman Emeritus of the Board of Directors and will continue as a non-employee director of the Company. The Company also announced that existing director, John L. Clendenin, would become non-executive Chairman of the Board of Directors effective January 4, 1999.

Industry Segments and Geographic Information

  The Company operates in one industry segment: the design, manufacture and marketing of RF power amplifiers for use in wireless communications networks. The Company currently markets its products through independent sales representatives as well as its own internal sales force. For the purposes of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, the Company has provided a breakdown of its business utilizing the management approach in
Note 12 of the "Notes to Consolidated Financial Statements" under Item 8, "Financial Statements and Supplementary Data." Utilizing the management approach, the Company has broken down its business based upon the RF frequency in which the product is utilized in, i.e. cellular, PCS, LMR, WLL and other. A summary of the Company's sales by geographic region is incorporated herein by reference from Note 12 of the "Notes to Consolidated Financial Statements" under Item 8, "Financial Statements and Supplementary Data."

Business Strategy

  The Company's strategy is to become the leading supplier of high performance RF power amplifiers used in digital and analog wireless networks worldwide and includes the following key elements: (i) provide leading technology to the RF power amplifier industry through research and development that continues to improve its products technical performance, to raise its productivity and to lower costs; (ii) leverage its position as a leading supplier of both single carrier and multi-carrier RF power amplifiers to increase its market share and expand its relationships with its existing customers; (iii) continue to expand its customer base of wireless network OEMs and leading wireless network operators; and (iv) maintain its focus on the quality, reliability and manufacturability of its RF power amplifier products.

  Powerwave's focus on RF power amplifier technology and the experience it has gained through the implementation of its products in both analog and digital wireless networks has enabled the Company to develop substantial expertise in both multi-carrier and single carrier RF power amplifier technology. Powerwave intends to continue to dedicate significant resources to the research and development of new methods to improve RF power amplifier performance, including additional methods to reduce noise and increase power in the RF amplification process. The Company believes that its existing product lines, including the product lines acquired from HP, will enable the Company to continue to expand its customer base by offering a broad range of products to meet the diverse requirements of OEMs and leading wireless network operators. The Company also intends to leverage its comprehensive product lines to expand its relationship with its existing customers and to add new customers. The Company has developed the ability to manufacture both multi-carrier and single carrier RF power amplifiers in a standard, repeatable manner, which allows for increased production levels. Powerwave also believes it is able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies. The Company also believes that its focus on the manufacturability of its RF power amplifier designs should allow it to increase its manufacturing productivity while reducing its product costs. The Company believes that its ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of RF power amplifiers.

  If the Company's outstanding customer orders were to be significantly reduced, the resulting loss of volume purchasing could adversely effect the Company's cost competitive advantage, which would negatively affect the Company's gross profit margins, business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--Declining Average Sales Prices and --No Assurance of Product Manufacturability, Quality or Reliability; and --Consolidation and Integration of the HP Manufacturing Facility" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Markets

  Powerwave sells its RF power amplifier products into various segments of the wireless communications market. The Company's primary focus is on the cellular and PCS markets and during 1998 the Company derived approximately 77% of its revenues from the cellular market and approximately 20% from the PCS market. The following describes the primary segments of the wireless communications market to which the Company sells its products:

  Cellular and PCS. Cellular networks utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station which uses wireless technology to receive subscribers calls and transmit those calls through the wireline public switched telephone network ("PSTN"). Cellular networks operate within the 800 and 900 MHz bandwidths of the radio spectrum. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which limits the distances PCS transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, PCS networks operating at the higher frequency ranges should require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic region. Additionally, due to the smaller geographical cell size utilized in PCS networks, PCS base stations may operate at lower power levels as compared to existing cellular networks.

  In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. As such, a base station utilizing traditional amplification technology cannot transmit or receive more calls than it has available channels at any given time. Originally, cellular base stations in analog networks used single carrier power amplifiers for each frequency channel allocated to the cell. Many analog cellular networks are now beginning to utilize a process known as adaptive channel allocation in order to increase network capacity. In adaptive channel allocation, which is optimized with multi-carrier RF power amplifiers, unused channels in cells are temporarily reallocated to augment more heavily utilized adjacent cells. The signals are amplified simultaneously through a multi-carrier RF power amplifier which allows for the simultaneous amplification of all channels within a base station. Multi-carrier RF power amplifiers require significantly higher linearity than do single carrier designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for separate cavity filters for each channel, multi-carrier RF power amplifiers reduce overall deployment and maintenance costs associated with base stations. While adaptive channel allocation using multi-carrier linear amplifiers has increased the capacity of analog networks, many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to begin to move from analog networks to digital networks.

  In digital networks, calls are segmented and transmitted across the entire bandwidth of allocated spectrum, rather than in single channels of that spectrum. The calls are then reassembled when received at the base station or cellular phone. While using the entire bandwidth of allocated spectrum results in greater system capacity, there is a greater likelihood that even minimal background noise will result in interrupted or dropped calls. Accordingly, ultra-linear amplification is even more critical in digital networks than in their analog counterparts. Powerwave provides ultra-linear multi-carrier RF power amplifiers which are located in base stations and work to increase the signal strength of outgoing transmissions. Powerwave's single carrier and multi-carrier RF power amplifiers work in base stations with a variety of other sophisticated electronic equipment, including receivers, radios and oscillators.

  Wireless Local Loop. The WLL market refers to wireless products designed for fixed, or non-mobile applications which provide and/or replace traditional wireline telephone systems. Proposed advantages of WLL over traditional telephone systems include rapid, cost-effective deployment, reduced operational and maintenance costs, low initial investment costs and hardware which is capable of providing enhanced services. This infrastructure market is targeted for both developing countries and established telecommunications markets.

  Land Mobile Radio. Powerwave has been manufacturing RF power amplifiers for the LMR market since 1985. LMR is commonly associated with two-way communication devices used by police and emergency personnel and the business dispatch marketplace. While the domestic market has remained relatively static in the past few years, the Company believes there may be opportunities in certain parts of the international market, where the installation of more expensive cellular and PCS systems is not cost-justified. In addition, various companies continue to design new products which utilize the frequencies traditionally allocated to the LMR market in an attempt to compete with both cellular and PCS system operators. There can be no assurance that such companies will achieve commercial success or, even if they are successful, whether Powerwave will be able to sell RF power amplifiers into such new markets.

Products

  Powerwave designs and manufactures both single and multi-carrier RF power amplifiers which are sold into the cellular and PCS markets. The Company also designs and manufactures single carrier RF power amplifiers which are sold into the WLL and LMR markets.

  Cellular Series. Powerwave offers both single and multi-carrier power amplifiers for use in cellular networks, including ultra-linear multi-carrier RF power amplifiers for CDMA, TDMA and GSM digital cellular systems positioned between 800-960 MHz, as well as analog systems utilizing AMPS and TACS protocols. Powerwave's ultra-linear multi-carrier RF power amplifiers utilize a single feedforward loop, which allows greater operating efficiency and requires less electrical current than competing multi-loop designs. The Company's RF power amplifiers employ a microprocessor based feedforward loop design which results in improved tracking between the pilot tone and the actual signal and reduces interference. Powerwave's multi-carrier design also utilizes an actively switched output combiner (3 or 4 way), which allows any number of RF power amplifiers to be "hot-swapped", or interchanged, without a significant loss of power. This design also allows for true cold standby switching of a standby RF power amplifier, thereby providing network operators with a backup redundancy solution for even greater reliability. These RF power amplifiers are designed to be installed in racks of three or four RF power amplifiers. Smart combiner paralleling units allow for both higher power as well as system redundancy, which is the ability of the system to remain operational in the event of the failure of one or more of the paralleled RF power amplifiers. All Cellular Series multi-carrier RF power amplifiers provide remote status/fault monitoring capabilities.

  Powerwave offers various versions of its Cellular Series multi-carrier RF power amplifiers providing 25, 40, 50, 60, 90 or 100 Watts (W) average power with maximum distortion of up to -65dBc. Up to 4 units can be combined in parallel utilizing the Company's fully redundant smart combiner racks for various effective average power ratings.

  In the Cellular Series, Powerwave also offers single carrier RF power amplifiers for GSM, CDMA and TDMA operating systems. Products are available in a wide range of RF output levels. These products are available from complete stand-alone units to highly integrated RF power amplifiers for tower-top applications.

  PCS Series. The PCS Series offers both single and multi-carrier RF power amplifiers for use in PCS networks that operate in the international DCS-1800 frequency of 1.8 gigahertz (GHz) and the United States PCS band at 1.9GHz. Typical system applications include CDMA, TDMA, and GSM protocols with output power ranging from 5W to 100W. The PCS Series of multi-carrier RF power amplifiers offers similar power combining, system redundancy, and remote status/fault monitoring capabilities as the Company's Cellular Series of multi-carrier RF power amplifiers. The PCS Series of single carrier RF power amplifiers are available in a wide variety of configurations ranging from complete stand-alone units to highly integrated RF power amplifiers for tower-top applications.

  WLL Series. The WLL Series is the Company's wireless local loop series of RF power amplifiers offering a reliable means of transmitting wide band signals at various power levels. They can be used to enhance capacity and coverage area of current wireless base stations or can be fully integrated into new wireless local loop site deployment.

  LMR Series. The LMR Series is the Company's standard single carrier analog amplification product for LMR, paging, repeater and trunking applications. These amplifiers operate in discreet bands within the 30 MHz to 960 MHz frequency range with input powers ranging from 10 milliwatts to 30W and produce output powers ranging from 30W to 250W. These RF power amplifiers have been designed for simple installation and maintenance and are fully modular for serviceability in the field. The Company also provides broadband RF power amplifiers for both digital and analog applications which can be used as building blocks in larger amplification systems or used as stand-alone RF power amplifiers.

  The Company's multi-carrier RF power amplifiers range in price from $5,000 to $15,000 per RF power amplifier, based upon the specification requirements. The Company's single carrier RF power amplifiers range in price from $650 to $5,000 per RF power amplifier depending upon product type and specifications. The Company also sells racks and cabinets to install and combine multiple RF power amplifiers, ranging in price from $1,000 to $5,000, depending upon specifications.

Customers

  The Company sells its products to customers worldwide, including a variety of wireless OEMs, including LM Ericsson Telephone Company ("Ericsson"), Hyundai, LGIC, Lucent Technologies, Inc. ("Lucent"), Metawave Communications Corporation ("Metawave"), Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung. The Company also sells it products to operators of wireless networks, such as AT&T Wireless Services and BellSouth. As part of the HP acquisition, the Company significantly increased its sales to Nortel and added Lucent as a customer.

  During fiscal 1998, BellSouth, LGIC, Nortel and Samsung accounted for approximately 69% of total sales. Each of these customers individually accounted for more than 10% of the Company's net sales for fiscal 1998. Additionally, during the fourth quarter of 1998, total sales to Nortel accounted for approximately 52% of revenues for that quarter. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--Customer Concentration; -- Reliance Upon South Korean Market and Growth of Wireless Services Market" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Marketing and Distribution, International Sales

  Powerwave sells its products through a highly technical direct sales force and through independent sales representatives. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, manage networks of independent sales representatives. The Company utilizes a network of independent sales representatives selected for their familiarity with potential customers of the Company and knowledge of the wireless infrastructure equipment market. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from the Company's marketing, product support and customer service departments.

  The Company's marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of the Company's products, particularly its base station RF power amplifiers, are lengthy, typically ranging from six to eighteen months. The Company's customers typically conduct significant technical evaluations of the Company's products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. While certain customers provide the Company with forecasted needs, they are not bound by such forecasts.

  International sales (excluding North American sales) of the Company's products amounted to approximately 41%, 84% and 77% of net sales for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively. Foreign sales of some of the Company's products may be subject to national security and export regulations and may require the Company to obtain a permit or license. In recent years, the Company has not experienced any material difficulty in obtaining required permits or licenses. Foreign sales also subject the Company to risks related to political upheaval and economic downturns in foreign nations and regions, such as the economic downturn in the South Korean markets and Brazilian markets during 1998. In addition, the Company's foreign customers typically pay for the Company's products with U.S. Dollars. As such, a strengthening of the U.S. Dollar as compared to a foreign customer's local currency effectively increases the cost of the Company's products for that customer, thereby making the Company's products less attractive to such customers.

See "Additional Factors That May Affect Future Results--Risks of Doing Business in International Markets" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Service and Warranty

  The Company's warranties vary by product type and typically cover defects in materials and workmanship. Warranty obligations and other maintenance services for the Company's products are performed by the Company at its facilities in California and Seoul, South Korea. The Company currently has service employees located in South Korea and utilizes its South Korean sales representative location to provide service support for the Asian region.

Product Development

  Powerwave invests significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased power in the RF amplification process. The Company's development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. With the completion of the HP Acquisition during the fourth quarter of fiscal 1998, the Company added 35 people to its research and development staff. The Company is also continuing to pursue various development efforts which were in-process at the time of the acquisition. The Company's research and development staff consisted of 106 people as of January 3, 1999. Expenditures for research and development amounted to approximately $13.5 million in 1998, $11.5 million in 1997 and $5.8 million in 1996. See "Additional Factors That May Affect Future Results-- Rapid Technological Change; --Dependence on New Products" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. The Company's products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. While the Company believes that it competes favorably with respect to the foregoing characteristics, there can be no assurance that it will be able to continue to do so.

  The Company's current competitors include AML Communications, Inc., M/A-COM, Inc. (a subsidiary of AMP, Inc.), Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs such as Ericsson, Lucent, Motorola Corporation ("Motorola"), Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than the Company and have achieved greater name recognition for their existing products and technologies than has the Company. There can be no assurance that the Company will be able to successfully increase its market penetration or its overall share of the amplifier marketplace. The Company's results of operations could be adversely impacted if it is unable to effectively increase its share of the amplifier marketplace.

  The Company's success depends in part upon the rate at which wireless infrastructure OEMs incorporate the Company's products into their systems. The Company believes that a substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as the Company. These companies could also directly compete with the Company by selling their RF Power Amplifiers to other manufacturers and operators, including the Company's customers. These companies may enter into joint ventures or strategic relationships with the Company's competitors. The Company's results of operations, net sales and profitability could be adversely impacted if certain OEMs were to actively market RF power amplifier products in direct competition with the Company or manufacture RF power amplifiers internally or enter into joint ventures or other strategic relationships with the Company's competitors. If the Company is not successful in increasing the use of its products by the leading wireless infrastructure OEMs, there would be a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--Internal Production Capabilities of OEMs; --Competition" under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has experienced significant price competition and expects price competition in the sale of RF power amplifiers to increase. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than the Company. There can be no assurance that the Company will be able to compete successfully in the pricing of its products, or otherwise, in the future. See "Additional Factors That May Affect Future Results--Declining Average Sales Prices" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

  The Company's backlog of orders was approximately $73.7 million on January 3, 1999, compared to approximately $45.9 million on December 28, 1997. The Company includes in its backlog all the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Product orders in the Company's backlog are frequently subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. The Company regularly reviews its backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a six-month period. The Company makes adjustments as customer delivery schedules change and in response to changes in the Company's production schedule. Accordingly, the Company stresses that although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Manufacturing and Suppliers

  The Company's headquarters and its main manufacturing facility are located in Irvine, California. As part of the HP Acquisition, the Company acquired an additional manufacturing and research and development facility located in Folsom, California and HP's production equipment and manufacturing lines located in Malaysia. Since the HP Acquisition, the Company closed the Malaysian manufacturing operations and relocated the production equipment to the Company's Irvine facility. The Company has initiated the process of transferring the existing manufacturing in the Folsom facility to its Irvine facility. The Company anticipates that the transfer should be completed in the second half of fiscal 1999. The Company's manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials used by the Company consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

  The Company currently procures, and expects to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single sources. Also, as part of the HP Acquisition, the Company currently sources certain components directly from HP, under a one-year supply agreement. The Company is attempting to replace such HP components with components sourced from different suppliers. If the Company is unable to re-source such components or such new components do not perform properly, such inability to re-source such components could have an adverse affect on the Company's business, financial condition, and results of operations. In addition, the Company has experienced, and may in the future experience, shortages of single-source components. In such event, the Company may have to make adjustments to both product designs and production schedules which could result in delays in production and delivery of products. Such delays could have an adverse effect on the Company's operating results and financial condition. See "Additional Factors That May Affect Future Results--Dependence on Single Sources for Key Components; and --Consolidation and Integration of the HP Manufacturing Facility" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  The Company has received ISO 9001 certification, a uniform worldwide quality-control standard, on its headquarters and manufacturing facility located in Irvine, California. The Folsom facility acquired in the HP Acquisition is not ISO certified. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified.

Intellectual Property

  The Company relies upon trade secrets to protect its intellectual property. The Company executes confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. During 1998, the Company was granted its first U.S. patent for an aspect of its multi-carrier technology. The Company has applied for several additional U.S. and international patents for various aspects of its proprietary technology. These efforts allow the Company to rely upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products. The departure of any of the Company's management and technical personnel, the breach of their confidentiality and non-disclosure obligations to the Company or the failure to achieve the Company's intellectual property objectives may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its success depends upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products.

  The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the rights of others. There can be no assurance that these measures will successfully protect the Company's intellectual property or that the Company's intellectual property or proprietary technology will not otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which the Company's products are or may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, the Company believes that companies in its industry may face more frequent infringement claims. The Company may in the future be notified that it is infringing upon certain patent or other intellectual property rights of others. Although there are no pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its customers to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, the Company may seek licenses from third parties covering intellectual property that the Company is allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to the Company, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

Employees

  As of January 3, 1999, the Company had 461 full and part-time employees, including 106 in research and development, 24 in sales and marketing and 40 in corporate and administration. None of the Company's employees are represented by a union. The Company believes that its relations with its employees are good.

ITEM 2. PROPERTIES

  The Company's Irvine, California headquarters and manufacturing facility occupy a 105,000 square foot building under a lease expiring in 2006. The Company believes that its current facilities provide adequate expansion capabilities for its operations.

  As part of the HP Acquisition, the Company acquired HP's manufacturing and research and development facility located in Folsom, California. The facility is approximately 88,000 square feet. The Company has begun the process of transferring its manufacturing lines to its Irvine facility and has begun the process of marketing the Folsom manufacturing facility for sale to third parties. The Company plans to maintain a research and development facility in the Folsom area.

ITEM 3. LEGAL PROCEEDINGS

  The Company may be subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. On July 16, 1998, a lawsuit was filed in the United States District Court for the Central District of California, Southern Division, by a shareholder of the Company, against the Company and certain of its present and former directors and officers. A similar suit was filed on July 29, 1998. The shareholder in each suit purports to represent a class consisting of all persons who purchased Common Stock of the Company between June 4, 1997 and January 16, 1998. These lawsuits allege, among other things, that the defendants violated federal securities laws by making alleged misrepresentations which the plaintiffs claim were designed to artificially inflate the Company's stock price and enable the individual defendants to sell their stock at artificially inflated prices. The Company, its directors and officers deny the allegations of wrongdoing in the complaints and intend to vigorously defend against the claims made in the lawsuits. The ultimate outcome of these suits or any potential loss is not presently determinable.

  The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Powerwave's Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for the Company's Common Stock for the periods indicated.

                                                                 High      Low
                                                               --------- -------
   Fiscal Year 1996
     December 6, 1996 through December 29, 1996............... $16 1/4   $11
   Fiscal Year 1997
     First Quarter Ended March 30, 1997....................... $25       $14
     Second Quarter Ended June 29, 1997....................... $23 7/8   $14 1/2
     Third Quarter Ended September 28, 1997................... $45 1/4   $21 3/8
     Fourth Quarter Ended December 28, 1997................... $49       $13 1/8
   Fiscal Year 1998
     First Quarter Ended March 29, 1998....................... $20       $ 9 1/8
     Second Quarter Ended June 28, 1998....................... $22 15/16 $13 1/8
     Third Quarter Ended September 27, 1998................... $19       $ 6 3/8
     Fourth Quarter Ended January 3, 1999..................... $20       $ 5 5/8

  There were approximately 78 security holders of record as of February 5, 1999. The Company believes there are approximately 10,000 shareholders of the Company's Common Stock held in street name. The Company has not paid any dividends to date and does not anticipate paying any dividends on the Common Stock in the foreseeable future. The Company anticipates that all future earnings will be retained to finance future growth. The Company's bank credit agreement currently restricts the Company from paying cash dividends without the prior written consent of the bank.

  (b) From time to time during fiscal 1998, the Company issued an aggregate total of 228,563 shares of Common Stock to officers, directors and employees upon the exercise of stock options granted prior to fiscal 1998 under the Company's 1995 Stock Option Plan (the "1995 Plan") and 1996 Stock Incentive Plan (the "1996 Plan") at prices ranging from $2.47 to $16.25 per share. The Company received aggregate proceeds of approximately $664,000 from these exercises.

  From time to time during fiscal 1998, the Company issued an aggregate total of 1,724,050 nonqualified stock options to purchase Common Stock pursuant to the Company's 1995 Plan, 1996 Plan and 1996 Director Stock Option Plan to officers, directors and employees of the Company, of which no options were exercised. Of this total, 49,950 options were granted pursuant to the 1995 Plan, 1,594,100 options were granted pursuant to the 1996 Plan, and 80,000 options were granted pursuant to the 1996 Director Stock Option. Exemption from the registration provisions of the Securities Act of 1933 (the "Act") is claimed, among other exemptions, with respect to the grant of options referred to above, on the basis that the grant of options did not involve a "sale" of securities and, therefore, registration thereof was not required and, with respect to the exercise of options referred to above, on the basis that such transactions met the requirements of Rule 701 as promulgated under Section 3(b) of the Act.

  During fiscal 1998 the Company utilized approximately $2.8 million of the net proceeds from its December 6, 1996 IPO for capital expenditures. The Company also utilized $3.7 million of the proceeds to repurchase shares of its Common Stock in open market transactions. The net proceeds from the Company's secondary Common Stock offering on June 30, 1997 of $20.6 million were used in the Company's October 9, 1998 purchase of Hewlett-Packard Company's radio frequency power amplifier business and its manufacturing facility in Folsom, California.

ITEM 6. SELECTED FINANCIAL DATA

  The Company's consolidated statements of operations for the fiscal years ended January 3, 1999, December 28, 1997, and December 29, 1996 and consolidated balance sheets as of January 3, 1999 and December 28, 1997 included herein have been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                                      Years Ended
                                             --------------------------------------------------------------
                                             January 3, December 28, December 29, December 31, December 31,
                                                1999        1997         1996         1995         1994
                                             ---------- ------------ ------------ ------------ ------------
                                                         (in thousands, except per share date)
Consolidated Statements of Operations Data:
Net sales..................................   $100,231    $119,709     $60,331      $36,044      $22,861
Operating income (loss)....................     (7,001)     23,257      12,435        7,564        4,875
Net income (loss)..........................   $ (2,966)   $ 16,191     $ 7,622      $ 4,480      $ 2,946
Basic earnings (loss) per share (1)........   $   (.17)   $    .95     $   .67      $   .50          --
Diluted earnings (loss) per share (2)......   $   (.17)   $    .92     $   .52      $   .31          --
Basic weighted average common shares (1)...     17,178      16,958      11,460        8,999          --
Diluted weighted average common shares (2).     17,178      17,436      14,606       14,475          --

Consolidated Balance Sheet Data:
Cash and cash equivalents..................   $ 13,307    $ 67,433     $32,386      $ 5,861      $ 3,030
Working capital............................     35,210      67,512      33,243        9,640        3,486
Total assets...............................    131,985     101,683      46,932       16,463        9,551
Long-term debt.............................     17,621         659         520          138          176
Series A Convertible Preferred Stock.......        --          --          --        14,498          --
Total shareholders' equity (deficit).......   $ 71,070    $ 75,480     $36,843      $(3,878)     $ 4,142

--------
(1) The 1995 shares outstanding for basic earnings per share only includes the weighted average common shares outstanding for the year. The 1996 shares outstanding for basic earnings per share includes the weighted average common shares outstanding for the year and the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 5,063,850 shares of common stock for the period from December 6, 1996 to December 29, 1996. Giving effect to the IPO, conversion of the Series A Convertible Preferred Stock into shares of common stock for all of 1996 and 1995 would have resulted in basic earnings per share of $0.54 and $0.32 and weighted average shares outstanding of 14,181,179 and 14,062,497, respectively.

(2) 1995 and 1996 shares outstanding give effect to the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 5,063,850 shares of Common Stock and the reversal of accrued dividends payable thereon which occurred upon the completion of the Company's initial public offering of Common Stock on December 6, 1996. See Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996.

                                                As a Percentage of Net Sales
                                            ------------------------------------
                                                     Fiscal Years Ended
                                            ------------------------------------
                                            January 3, December 28, December 29,
                                               1999        1997         1996
                                            ---------- ------------ ------------
Net sales..................................   100.0%      100.0%       100.0%
Cost of sales..............................    65.9        59.3         57.6
                                              -----       -----        -----
Gross profit...............................    34.1        40.7         42.4
Operating expenses:
  Sales and marketing......................     9.5         7.6          7.2
  Research and development.................    13.4         9.6          9.6
  General and administrative...............     5.8         4.1          5.0
  In-process research and development......    12.4         --           --
                                              -----       -----        -----
Total operating expenses...................    41.1        21.3         21.8
                                              -----       -----        -----
Operating income (loss)....................    (7.0)       19.4         20.6
Other income...............................     2.3         2.2          0.8
                                              -----       -----        -----
Income (loss) before income taxes..........    (4.7)       21.6         21.4
Provision (benefit) for income taxes.......    (1.7)        8.1          8.8
                                              -----       -----        -----
Net income (loss)..........................    (3.0)%      13.5%        12.6%
                                              =====       =====        =====

Years ended January 3, 1999 and December 28, 1997

 Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 16.3% to $100.2 million for the year ended January 3, 1999 from $119.7 million for the year ended December 28, 1997. The decrease in revenue was primarily attributable to decreased sales of the Company's PCS products, as well as reduced sales of its LMR RF power amplifiers. The decrease in PCS sales was mainly due to the continuing economic crisis in South Korea, which has significantly reduced South Korean wireless service operators' demand for the Company's PCS and cellular products beginning in the first quarter of 1998. For the year ended January 3, 1999, total sales to customers in South Korea decreased by 69.6% to $30.2 million from $99.3 million for the year ended December 28, 1997. Partially offsetting the sharp decline in sales to South Korea, non-Korean based sales increased by 243% to $70.1 million for the year ended January 3, 1999 from $20.4 million for the prior year.

  During the fourth quarter of 1998, the Company completed the HP Acquisition and recognized revenues from the sales of the products acquired, which contributed to the significant increase in non-Korean based sales. For the year ended January 3, 1999, total sales of cellular products (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 77% of revenues or $77.3 million, compared to approximately 61% or $73.1 million for the year ended December 28, 1997. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 19% of revenues or $18.8 million for 1998, compared to approximately 34% or $40.4 million for 1997. Sales of LMR RF power amplifiers accounted for approximately 3% of revenues or $3.1 million for the year ended January 3, 1999, compared to approximately 5% of revenues or $6.2 million for the year ended December 28, 1997. For 1998, sales of WLL RF power amplifiers and other products accounted for $1.0 million or approximately 1% of sales, compared to $32,000 or less than 1% of sales for 1997.

  For 1997 and the first nine months of 1998, the majority of the Company's single carrier PCS RF power amplifiers were being utilized in the deployment of the new PCS networks being built in South Korea, and a majority of the Company's cellular multi-carrier RF power amplifiers sold during 1997 were also being utilized in the deployment of the digital cellular CDMA networks in South Korea. During 1998, the percentage of the Company's RF power amplifiers sold for use in cellular systems of wireless network operators located in both North America and other international markets outside of Asia increased by approximately 243% to $70.1 million, compared to $20.4 million for all of 1997. Due to the economic and financial crisis that has impacted South Korea, and Asia in general, the deployments of both the digital cellular CDMA networks and the PCS networks in South Korea have been significantly delayed during 1998. Given the continuing unstable economic environment within South Korea, and Asia in general, the Company is unable to estimate the level of future deployments of these networks or when such deployments can be expected to be completed. The reduction and stoppage of these deployments during 1998 did have an adverse effect on the Company's revenues and business with its South Korean customers and its results of operations. The continued delay or cancellation of these deployments could have an adverse effect on the Company's business, financial condition and results of operations. For additional information see "Additional Factors That May Affect Future Results--Customer Concentration; --Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets."

  Total international sales (excluding North American sales), accounted for approximately 41% of revenues or $41.2 million for the year ended January 3, 1999, compared with approximately 84% or $101.0 million for the year ended December 28, 1997. Total sales to customers in South Korea accounted for approximately 30% of revenues or $30.2 million for the year ended January 3, 1999 compared to approximately 83% of revenues or $99.3 million for fiscal year 1997. The decrease in sales to customers in South Korea is a result of the ongoing economic crisis in South Korea, and Asia in general, which has reduced South Korean wireless service operators' demand for the Company's products. During fiscal 1998, the Company has experienced postponement, rescheduling and cancellation of orders from its South Korean customers. At this time, the Company is unable to predict when, if ever, its South Korean customers will take delivery of their postponed and rescheduled orders. Due to these issues and the overall economic crisis in Asia, the Company currently anticipates that its percentage of revenues from South Korean sales will continue to decline. See "Additional Factors That May Affect Future Results-- Customer Concentration; --Reliance upon South Korean Market and Growth of Wireless Services Market and Risks of Doing Business in International Markets."

  Sales to customers in countries outside of South Korea, primarily in North America, increased approximately 243% to $70.1 million for the year ended January 3, 1999 from $20.4 million for fiscal year 1997. For fiscal 1998, sales to four customers (in alphabetical order) BellSouth, LGIC, Nortel and Samsung each accounted for more than 10% of the Company's sales, collectively accounting for $68.7 million or approximately 69% of revenues for the year. This compares to 1997 total sales to South Korean customers of $99.3 million or approximately 83% of revenues with Hyundai, LGIC and Samsung each accounting for more than 9% of revenues for the year. During fiscal 1997, no non-Korean customer accounted for more than 6% of revenues. As part of the HP Acquisition, the Company significantly increased its sales to Nortel and added Lucent as a customer. For the fourth quarter of 1998, total sales to Nortel accounted for approximately 52% of revenues and sales to Lucent accounted for over 10% of revenues for the quarter. There can be no assurance that the Company will continue to be successful in attracting new customers or retaining or increasing business with existing customers. In addition, the Company believes that a significant portion of its business with OEMs, such as Ericsson, Lucent and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. Due to the possible uncertainties associated with wireless infrastructure deployments, the Company has experienced and expects to continue to experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--Customer Concentration; -- Risks of Doing Business in International Markets; --Consolidation and Integration of the HP Manufacturing Facility; and --Fluctuations in Quarterly Results."

 Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for fiscal 1998 and 1997 were 34.1% and 40.7%, respectively. The decrease in gross margins during 1998 was a result of several factors, including increased labor and overhead costs associated with the significant reduction in sales to the Company's South Korean customers which impacted the Company's total revenues during the first three quarters and the increased labor and overhead costs associated with operating the Folsom manufacturing facility which the Company acquired in October 1998 as part of the HP Acquisition. The Company anticipates that, in the near-term, it will continue to experience significant labor and overhead costs due to its plans to transfer production from the Folsom manufacturing facility to the Company's Irvine facility. The Company currently anticipates that the production activities will be fully transferred in the second half of fiscal 1999. These costs are currently anticipated to have a negative impact on the Company's future gross margins. In addition, the Company has significantly increased its sales of lower margin single carrier RF power amplifiers as a result of the HP Acquisition. The Company currently expects that the sale of single carrier RF power amplifier products will continue to account for a significant portion of its business and that such products will have a negative impact on the Company's future gross margins. While the Company continues to strive for manufacturing and engineering cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If the Company is unable to obtain cost reductions through its manufacturing and or engineering efforts, its gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results--Declining Average Sales Prices."

  As part of the HP Acquisition, the Company completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in the Company's financial statements for the fourth quarter ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and will be amortized on a straight-line basis over five and ten years, respectively, and included in cost of sales. See Note 16 of the Notes to Consolidated Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition.

  As an additional part of the HP Acquisition, the Company assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the fourth quarter of 1998, the Company incurred approximately $0.2 million of warranty expenses which were offset against specific liabilities assumed in the acquisition.

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. In addition, with expected slowdowns in demand for wireless infrastructure equipment from the Asian markets, pricing competition among suppliers to the remaining world markets is expected to intensify. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. The Company has introduced new products at lower sales prices. These lower sales prices have impacted the average sales prices of the Company's products. Future pricing actions by the Company and its competitors may also adversely impact the Company's gross profit margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, financial condition and results of operations. For a discussion of the impact of new products on the Company's business, see "Additional Factors That May Affect Future Results--Rapid Technological Change; --Dependence on New Products; and --Consolidation and Integration of the HP Manufacturing Facility."

 Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 5.3% to $9.5 million for the year ended January 3, 1999 from $9.1 million for the year ended December 28, 1997. As a percentage of sales, sales and marketing expenses were 9.5% and 7.6% for the years ended January 3, 1999 and December 28, 1997, respectively. The increase in sales and marketing expenses was primarily attributable to increases in sales commission costs and increased staffing levels. In addition, as part of the purchase price allocation of the HP Acquisition, an allocation of $2.0 million reflecting the value of the customer list and $0.5 million reflecting the value of the non-compete agreement with HP was capitalized on the Company's balance sheet. The customer list and non-compete agreement are amortized over three and four years, respectively, and included in sales and marketing expenses.

  Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include PCS, cellular and wireless local loop products. Research and development expenses increased by 17.3% to $13.5 million for the year ended January 3, 1999 from $11.5 million for the year ended December 28, 1997. Research and development expenses as a percentage of sales for the years ended January 3, 1999 and December 28, 1997 were 13.4% and 9.6%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs at the Company's Irvine, California facility, related to continued new product development and existing product enhancement efforts. In addition, as part of the HP Acquisition, the Company added 35 additional engineers who are located in the Folsom facility. The Company anticipates that it will continue operating at a higher expense level for research and development because it intends to continue to emphasize investment in research and development programs in future periods and continue to pursue several existing programs acquired as part of the HP Acquisition.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 18.0% to $5.8 million for the year ended January 3, 1999 from $4.9 million for the year ended December 28, 1997. General and administrative expenses as a percentage of sales for the years ended January 3, 1999 and December 28, 1997 were 5.8% and 4.1%, respectively. The increase in general and administrative expenses is primarily attributable to increased staffing costs. In addition, as part of the HP Acquisition, the Company began incurring additional administration and facilities costs related to the Folsom facility. Also, as part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on the Company's balance sheet. This amount is amortized over ten years and included in general and administrative expenses.

  As part of the purchase price allocation of the HP Acquisition, the Company's financial statements for the year ended January 3, 1999 include the one-time charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

  New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. The Company estimated that these projects were approximately 75% complete at the date of the acquisition and estimated that the cost to complete these projects will aggregate approximately $2.5 million and will be incurred over a two- year period. The Company incurred approximately $0.2 million of research and development expenses related to these projects during the fourth quarter of 1998, which was less than originally planned due to personnel constraints. However, the activity related to these projects is expected to increase over the next several quarters.

  Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology, and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

  As an additional part of the HP Acquisition, the Company assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. During the fourth quarter of 1998, the Company paid insignificant amounts for these retention bonuses. These retention bonuses will be paid over the period of the Folsom manufacturing facility closure, which is expected to be completed in the second half of 1999.

  As part of the purchase price allocation, the Company recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During the fourth quarter of 1998, the Company paid insignificant amounts related to these moving and relocation costs. The Company currently expects to complete the closure of the Folsom manufacturing facility in the second half of 1999.

 Other Income

  The Company earned other income, net, of $2.3 million in 1998 compared to $2.6 million for 1997. Other income consists primarily of interest income, net of any interest expense. As part of the HP Acquisition, the Company borrowed $25.0 million under a secured credit facility. For the fourth quarter of 1998, the Company had interest expense of approximately $0.5 million, which resulted in total net other expense of approximately $0.1 million for the quarter.

 Provision (Benefit) for Income Taxes

  The Company's effective tax rate was 36.5% and 37.4% for the years ended January 3, 1999 and December 28, 1997, respectively. The decrease in the Company's effective tax rate was due to tax benefits from international sales and research and development tax credits.

Years Ended December 28, 1997 and December 29, 1996

 Net Sales

  Sales increased by 98.4% to $119.7 million for the year ended December 28, 1997 from $60.3 million for the year ended December 29, 1996. The growth in revenues was primarily attributable to shipments of the Company's new single carrier PCS RF power amplifier products (which began volume shipments in the second quarter of fiscal 1997), as well as increased sales of the Company's cellular multi-carrier RF power amplifiers. For 1997, the Company's PCS RF power amplifiers were being utilized in the deployment of the new PCS networks being built in South Korea and a majority of the Company's cellular RF power amplifiers sold during the year were being utilized in the continued deployment of the digital cellular CDMA networks in South Korea. Fiscal 1996 saw continued growth in the demand for cellular RF power amplifiers by the Company's South Korean customers as they continued deployment of the digital cellular CDMA networks in South Korea.

  For the year ended December 28, 1997, total sales of cellular products (consisting primarily of multi-carrier RF power amplifiers and racks) accounted for approximately 61% of revenues or $73.1 million, compared to approximately 80% or $48.0 million for fiscal 1996. Sales of RF power amplifiers and associated products for PCS networks (consisting primarily of single-carrier RF power amplifiers) accounted for approximately 34% of revenues or $40.4 million in 1997 compared to approximately 1% or $0.7 million for 1996. LMR and paging RF power amplifiers accounted for approximately 5% of revenues or $6.2 million for 1997, compared to approximately 11% or $6.5 million for 1996. Air-to-ground RF power amplifiers accounted for no revenues during 1997 compared to approximately 9% of revenues or $5.2 million for 1996.

  Total international sales, primarily to three customers in South Korea, accounted for approximately 86% of revenues for 1997, compared with approximately 77% for 1996. Total sales to customers in South Korea for 1997 accounted for approximately 83% of revenues or $99.3 million, which was a 117% increase over 1996 South Korean sales of $45.8 million or approximately 76% of 1996 total sales. This growth in 1997 South Korean revenues was largely due to the ramp-up of products for deployment in the new PCS networks in South Korea which began deployment during 1997. Breaking down the total sales to South Korea for 1997, approximately 60% of South Korean sales or $59.4 million were for cellular products, with the remaining 40% or $39.8 million for PCS products. As a comparison, for 1996 total sales of PCS products to South Korea accounted for approximately 1% of South Korean sales or $0.5 million, with the remaining 99% or $45.0 million attributable to the sale of cellular products.

 Gross Profit

  Gross profit margins for 1997 and 1996 were 40.7% and 42.4%, respectively. The decrease in gross margins was primarily attributable to the introduction and volume shipments of the new PCS products which had lower prices and gross margins.

 Operating Expenses

  Sales and marketing expenses increased by 107.4% to $9.1 million for the year ended December 28, 1997 from $4.4 million for the year ended December 29, 1996. Sales and marketing expenses as a percentage of sales for the years ended December 28, 1997 and December 29, 1996 were 7.6% and 7.2%, respectively. The increase in sales and marketing expenses during 1997 was primarily attributable to increases in the sales and marketing staff and increased sales commissions related to increased product sales.

  Research and development expenses increased by 99.0% to $11.5 million for the year ended December 28, 1997 from $5.8 million for the year ended December 29, 1996. Research and development expenses as a percentage of sales were 9.6% in 1997 and 1996. The increase in actual research and development expenses during 1997 was primarily attributable to increased staffing and associated engineering costs related to continued new product development.

  General and administrative expenses increased by 63.5% to $4.9 million for the year ended December 28, 1997 from $3.0 million for the year ended December 29, 1996. General and administrative expenses as a percentage of sales for the years ended December 28, 1997 and December 29, 1996 were 4.1% and 5.0%, respectively. The increase in actual general and administrative expenses during 1997 was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel.

 Other Income

  The Company earned other income of $2.6 million in 1997, compared to $0.5 million for 1996. Other income consists primarily of interest income, net of any interest expense. The increase in net interest income was attributable to the larger cash balances the Company maintained during 1997, compared to the cash balances maintained during 1996. The larger cash balances were due to the Company's initial public offering in December 1996 and its secondary Common Stock offering in June 1997, as well as cash flow generated from operations. The larger cash balances were invested in short-term, investment grade money-market instruments.

 Provision for Income Taxes

  The Company's effective tax rate was 37.4 % and 41.0% for the years ending December 28, 1997 and December 29, 1996, respectively. The decrease in the Company's effective tax rate was due to tax benefits from increased international sales.

Liquidity and Capital Resources

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of January 3, 1999, the Company had working capital of $35.2 million, including $13.3 million in cash and cash equivalents as compared with working capital of $67.5 million at December 28, 1997, which included $67.4 million in cash and cash equivalents. The Company utilized approximately $33 million of its cash in payment of the purchase price of the HP Acquisition. Net accounts receivable increased to $31.2 million at January 3, 1999 from $12.0 million at December 28, 1997. During 1998, the Company sold a significantly larger percentage of its products to non-Korean customers. These customers typically pay on longer payment terms than the Company's South Korean customers have historically paid. In addition, due to the Asian economic crisis, the Company has provided extended payment terms to its Korean customers. During the fourth quarter of 1998, the Company significantly increased its sales, especially to non-Korean customers. This increase, coupled with typically longer payment terms than the Company experienced in 1997, accounts for a significant portion of the increase in accounts receivable. Net inventory increased to $28.6 million at January 3, 1999, from $8.8 million at December 28, 1997. The increase in net inventory is primarily due to the inclusion of the inventory purchased in the HP Acquisition, which totaled $16.5 million at October 9, 1998. The Company currently anticipates that its inventory levels will remain high while it operates two manufacturing facilities. The Company believes that it will be able to increase its inventory turn rate once it completes consolidation of its manufacturing facilities.

  Cash used in operations was approximately $8.7 million in 1998, compared with cash provided by operations of $22.8 million and $11.2 million in 1997 and 1996, respectively. The negative cash flow from operations during 1998 was primarily a result of an increase in accounts receivable and inventories, a decrease in accrued expenses and other liabilities, offset by an increase in accounts payable. The increase in cash generated from operations from 1997, compared to 1996, was primarily a result of increased profitability, as well as improved inventory and working capital management associated with the Company's increased revenue base.

  Capital expenditures were approximately $4.9 million and $6.9 million in 1998 and 1997, respectively, of which approximately $0.8 million was financed through capital leases in 1997 and none in 1998. The majority of capital spending during both periods represents spending on electronic test equipment utilized in the Company's manufacturing and research and development areas. During the fourth quarter of 1998, the Company began making leasehold improvements to its Irvine, California manufacturing facility to increase its capacity. The Company anticipates that these improvements will be completed by the end of the second quarter of 1999 and that the total cost of these improvements will be approximately $2.0 million.

  On April 28, 1998 the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave, a supplier of "smart" antennas to the wireless communications market and a customer of the Company, in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrue interest at a rate of 13.75% per annum and interest is payable semi-annually. The Notes contain provisions to increase the rate of interest during the life of the Notes if the Notes are not repaid prior to maturity. The Notes are secured by certain assets of Metawave and mature on April 28, 2000. The interest rate on the notes at January 3, 1999 was 13.75% per annum. For 1998, Metawave accounted for approximately 8% of the Company's revenues.

  Net cash provided by financing activities was $20.6 million for 1998, compared with $19.2 million for 1997. The majority of cash provided by financing activities for 1998 was from the $25.0 million bank borrowing to finance the HP Acquisition, offset by the repurchase of 300,000 shares of the Company's Common Stock at a total cost of $3.7 million. As of January 3, 1999, the Company had repurchased a total of 810,000 shares of its Common Stock at a total cost of approximately $12.5 million, under a stock repurchase program. The Company is authorized to repurchase up to one million shares of its Common Stock. The majority of the cash provided by financing activities for 1997 resulted from the sale of 1,000,000 shares of Common Stock in the Company's secondary offering. Net proceeds received by the Company were approximately $20.6 million. In addition, the Company received net proceeds of $3.9 million from the sale of 360,000 shares of Common Stock in January 1997, which was associated with the Company's December 1996 initial public offering of Common Stock. These proceeds were offset by the repurchase of 510,000 shares of the Company's Common Stock at a total cost of $8.8 million.

  On August 21, 1997, the Company entered into a $10.0 million unsecured revolving credit agreement. The Company was required to pay a commitment fee equal to 0.1% per annum on the average daily unused portion of the facility. The commitment fee was payable quarterly in arrears. The agreement was never utilized by the Company and was terminated on September 30, 1998.

  On August 31, 1998, the Company signed a definitive agreement with HP to acquire HP's RF power amplifier business and its manufacturing and research and development facility in Folsom, California. The HP Acquisition included certain assets, liabilities, operations and the business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. On October 9, 1998, the Company completed the HP Acquisition, and the cash price paid to HP was approximately $57.4 million. The Company also incurred acquisition costs of approximately $1.1 million and assumed liabilities of $7.3 million. The Company financed the acquisition utilizing $25.0 million of a new $35.0 million secured credit agreement. The Company utilized its existing cash balances for the remainder of the cash purchase price paid.

  On September 30, 1998, in connection with the HP Acquisition, the Company entered into a $35.0 million credit agreement secured by a pledge of all of the Company's assets with two commercial banks. The credit agreement consists of three credit facilities; an $18.0 million term loan (the "Term Loan"), a $7.0 million purpose loan associated with the Folsom manufacturing and research and development facility (the "Purpose Loan") and a $10.0 million revolving credit agreement (the "Revolving Credit Facility"). The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per annum on the average daily unused portion of the Revolving Credit Facility. The rate of the commitment fee is based upon a debt leverage ratio for the Company. At January 3, 1999, the commitment fee rate was 0.375% per annum. The Commitment fee is payable quarterly in arrears. Each of the credit facilities allows for borrowings based either upon the bank's prime rate (7.75% at January 3, 1999) plus a margin of 0.0% or 0.25% per annum, based upon a debt leverage ratio for the Company, or the bank's LIBOR rate plus a margin of 1.50% to 2.25% per annum, based upon a debt leverage ratio for the Company, all at the Company's option. The credit agreement contains customary affirmative covenants covering certain financial ratios, negative covenants including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, restrictions on the payment of dividends without the banks' prior consent, mergers, transfers of assets and conditions of borrowing. The Company was in compliance with all covenants contained in the credit agreement at January 3, 1999, and the full $10.0 million of the Revolving Credit Facility, which is based upon a percentage of certain accounts receivable, was available to the Company. The Term Loan is a three-year loan with equal monthly principal repayments of $500,000 payable on the last business day of each month, with the final principal payment due on September 30, 2001. At January 3, 1999, there was $16.5 million outstanding under the Term Loan at a weighted average interest rate of 7.12% per annum. The Purpose Loan is payable in full upon the earlier of (i) January 5, 2000 or (ii) 10 days following the close of escrow for the sale of the Company's Folsom manufacturing facility. At January 3, 1999, there was $7.0 million outstanding under the Purpose Loan at an interest rate of 7.098% per annum. As of January 3, 1999, no amounts have been drawn under the Revolving Credit Facility.

  As part of the HP Acquisition, the Company acquired HP's manufacturing and research and development facility in Folsom, California. Of the total purchase price paid in the HP Acquisition, a net value of $8.1 million was allocated to land, land improvements and buildings. The Company has begun the process of transferring production from the Folsom manufacturing facility to the Company's Irvine facility and expects to complete this transfer in the second half of 1999. The Company is currently seeking buyers for the Folsom facility, but is unable to determine at this time whether a sale will be completed by the end of fiscal 1999. As a result, the Company has included $8.1 million in long-term assets as assets held for sale.

  The Company had cash and cash equivalents of $13.3 million at January 3, 1999, compared with $67.4 million at December 28, 1997. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

  The Company currently believes that its existing cash balances, funds available under its secured Revolving Credit Facility and funds expected to be generated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months. In the past, the Company utilized both operating and capital lease financing for certain equipment used in its manufacturing and research and development operations and expects to continue to selectively do so in the future. The Company may in the future require additional funds to support its working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to the Company or its shareholders when the Company may require it.

Disclosure About Foreign Currency Risk

  Historically, a majority of the Company's revenues have been derived from international sources, with the Company's customers in South Korea accounting for the significant majority of such revenues. With the reduction in sales to customers in South Korea, the Company is pursuing new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although the Company currently invoices all of its customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which the Company's products are sold, along with the economic and political conditions of such foreign countries, could adversely affect the Company's business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to the Company. Although the Company currently believes that its international customers have the ability to meet all of their obligations to the Company, there can be no assurance that they will continue to be able meet such obligations. The Company regularly monitors the credit worthiness of its international customers and makes credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. The Company may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers.

  Certain countries in Asia, including South Korea, continue to experience weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected South Korean wireless service operators' demand for the Company's products. In addition, Brazil has recently experienced significant weakness in its currency and equity markets. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for the Company's products in Brazil. Such a reduction in demand for the Company's products could have a negative impact on the Company's future sales and gross margins. The Company's foreign customers currently pay for the Company's products with U.S. Dollars. The recent strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, has effectively increased the cost of the Company's products by as much as 100% or more for its Brazilian and South Korean customers. The significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact the Company's future sales and gross margins. For further discussion of the risks associated with the Company's international sales, see "Additional Factors That May Affect Future Results--Risks of Doing Business in International Markets."

Quantitative and Qualitative Disclosures About Market Risk

  The Company's financial instruments include cash and long-term debt. At January 3, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

  It is the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies. Due to this, the Company does not have significant overall currency exposure at January 3, 1999.

European Monetary Union

  Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

  On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

  The Company's transactions are recorded in U.S. Dollars and the Company does not currently anticipate future transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, the Company does not believe that the euro will have a material effect on the financial position, results of operations or cash flows of the Company. In addition, the Company has not incurred and does not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect the Company's business, financial condition and results of operations.

  The Company has not experienced any significant operational disruptions to date and does not currently expect the continued implementation of the euro to cause any significant operational disruptions.

Year 2000 Compliance

  In the next year, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. The Company has examined its computer and information systems and contacted its software and hardware providers to determine whether the Company's software applications and computer and information systems are compliant with the Year 2000. The Company has completed an upgrade to its computer operating system and the Company has been assured by its software and hardware providers that its computer systems are fully compliant with the Year 2000. The Company has also performed its own internal tests of its software and hardware to confirm that they are Year 2000 compliant. It is not possible to quantify the aggregate cost to the Company of such upgrades since they were part of the software and hardware providers normal upgrades to the Company's systems. The costs for upgrading the Company's information systems have been funded through the Company's operating cash flows, and the Company estimates that it has spent approximately $200,000 over the last two years for upgrades of its information systems and services associated with such upgrades.

  While the Company believes that its information systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems, as well as monitor its key suppliers and customers for any impact that the Year 2000 may have on their information systems which could then impact the Company. The Company has contacted all of its key suppliers and has been assured that such suppliers will not be impacted by the Year 2000. During the remainder of 1999, the Company intends to contact all of its significant customers to request verification that such customers are Year 2000 compliant. Embedded software sold with the Company's products is not date dependent and therefore is Year 2000 compliant. In addition, the equipment utilized by the Company in its manufacturing process is not date dependent. During the remainder of 1999, the Company intends to conduct tests on its manufacturing equipment to ensure that there are not any Year 2000 issues with such equipment.

  The Company does not believe that there will be significant issues or costs associated with its products related to Year 2000 compliance; however, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions or that there exists heretofore undetected aspects of the Company's manufacturing process which could be impacted by the Year 2000. Although the Company is not currently aware of any material operational issues or costs associated with preparing its products, manufacturing processes or internal information systems for the Year 2000, there can be no assurance that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its products, manufacturing processes or internal information systems, which are comprised predominantly of third party software and hardware. The Company does not currently anticipate that the Year 2000 programming issue will have a material impact on its business, financial condition or results of operations.

  Should the Company not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities at the Company or its vendors and suppliers. The Company believes that under a worse case scenario, it could continue the majority of its normal business activities on a manual basis. The Company does not currently have a contingency plan with respect to potential Year 2000 failures of its suppliers or customers.

  The Company has evaluated the information systems, equipment and software included in the HP Acquisition for its Year 2000 compliance. The Company has completed a transition of the computer information and operating systems to the Company's existing systems so that the Folsom facility is now operating on a Year 2000 compliant system. The Company is disposing of any computer equipment acquired in the HP Acquisition which is not Year 2000 compliant. The Company is upgrading the telephone system at the Folsom facility to a new Year 2000 compliant system. This is scheduled to be completed by the end of the first quarter of 1999. The Company estimates that its costs for upgrading its Folsom operations to be Year 2000 complaint are approximately $100,000.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which the Company is required to adopt effective in its fiscal year 2000. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effects of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2000.

Additional Factors That May Affect Future Results

  Future operating results may be impacted by a number of factors that could cause actual results to differ materially from those stated herein, which reflect management's current expectations. These factors include worldwide and regional economic and political conditions, industry specific factors, the Company's ability to add new customers to reduce its dependence on existing customers, the Company's ability to consolidate the acquired HP operating facilities, the Company's ability to achieve re-qualification from customers of the products previously manufactured by HP, the Company's ability to finance its activities and maintain its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the Company's ability to produce products which meet the quality standards of both existing and potential new customers, the ability of the Company's products to operate and be compatible with various OEMs' base station equipment, the availability and cost of components, the Company's ability to manage expense levels, and the Company's ability to accurately anticipate customer demand.

 Customer Concentration

  A small number of customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. For the year ended January 3, 1999, four of the Company's customers, BellSouth, LGIC, Nortel and Samsung accounted for approximately 69% or $68.7 million of the Company's net revenues, with each customer accounting for more than 10% of revenues for 1998. The risks associated with the Company's dependence on a limited number of customers was magnified in 1998 due to the customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. The Company's South Korean customers, including Hyundai, LGIC, Samsung and SK Global Co., Ltd. ("SK Global") accounted for $30.2 million or approximately 30% of total net sales for 1998, which was down significantly from 1997 when net sales to three South Korean customers (Hyundai, LGIC and Samsung) accounted for $99.3 million or approximately 83% of net sales. If the Company is unable to continue to replace the revenues of its South Korean based customers with those from other non-Asian based customers, such failure will have a material adverse effect on the Company's business, results of operations and financial condition. While the Company has had some success in replacing its lost South Korean business during 1998, there can be no assurance that the Company will continue to be successful in attracting and retaining new customers. As part of the Company's efforts to expand its customer base, and reflecting the significant reduction in the Company's South Korean revenues, the Company had two non-Korean customers each accounting for more than 10% of revenues for 1998. These customers are, in alphabetical order, BellSouth and Nortel. There can be no assurance that these customers will continue to purchase the same quantities of product from the Company or that they will increase their purchases from the Company. If any of these customers significantly reduce their purchases from the Company, such reduction could have a material adverse effect on the Company's business, results of operations and financial condition.

  A limited number of large OEMs account for a majority of RF power amplifier purchasers in the wireless infrastructure market, and the Company's success is dependent upon its ability to establish and maintain relationships with these types of customers. The Company believes that a significant portion of its business with OEMs, such as Ericsson, Hyundai, LGIC, Lucent, Metawave, Nokia, Nortel and Samsung, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs. Therefore, continued purchases of the Company's products by such OEMs is dependent upon the OEMs current view of the deployment and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including such factors as economic or political problems in the wireless operator's operating region; delays in government approvals required for system deployment; and reduced subscriber demand for wireless services. In addition, from time to time OEMs may also purchase products on a large quantity basis over a short period of time which may cause demand for the Company's products to fluctuate significantly. Due to the possible uncertainties associated with wireless infrastructure deployments and OEMs purchasing strategies, the Company may experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that a major customer will not reduce, delay or eliminate its purchases from the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, major customers also have significant leverage and may attempt to change the terms, including pricing, payment and product delivery schedules, upon which the Company and such customers do business, thereby adversely affecting the Company's business, results of operations and financial condition. Further, one or more of these customers may determine to manufacture RF power amplifiers internally, thus reducing or eliminating its purchases from the Company and possibly becoming a direct competitor of the Company. See "--Internal RF power Amplifier Production Capabilities of OEMs." As a result, the Company's success will depend upon its ability to expand its customer base and, in particular, to successfully market its products to OEMs for wireless networks and have its products chosen over any internally designed or manufactured products.

 Consolidation and Integration of the HP Manufacturing Facility

  In October 1998, Powerwave completed the purchase of HP's RF power amplifier business for a total purchase price of approximately $65.9 million. As part of the HP Acquisition, the Company acquired HP's manufacturing and research and development facility located in Folsom, California. In addition, the Company acquired production equipment and manufacturing lines located in Malaysia. These manufacturing lines had recently been transferred by HP to an HP facility in Malaysia. Upon completion of the HP Acquisition, the Company assumed responsibility for the Folsom manufacturing and research and development facility as well as HP began the process of transferring back to the Company the Malaysian manufacturing lines. During the diligence process of determining to complete the HP Acquisition, the Company made the strategic decision that it would consolidate the HP Folsom facility into the Company's existing manufacturing facility located in Irvine, California. Therefore, based upon this decision, the Company did not hire the majority of the HP employees associated with the RF power amplifier business. The terms of the HP Acquisition allow the Company to contract from HP the existing RF power amplifier employees for up to one year from the date of the acquisition. The Company has hired 40 HP employees, including 35 engineers. The Company intends to maintain a research and development location in the Folsom area.

  Upon completion of the HP Acquisition on October 9, 1998, the Company became responsible for the operations of the Folsom facility and the production of products formerly manufactured by HP. The Company does not have any experience in operating multiple manufacturing facilities and the Company is reliant upon a significant number of contract employees from HP and third party employment services to man and operate the Folsom facility. There can be no assurance that the Company will be successful in operating the Folsom manufacturing facility, or that it will be able to consolidate the Folsom manufacturing operations to its Irvine, California facility within the time schedule it has established. If the Company is not able to adequately operate the Folsom facility or it is delayed or unable to consolidate the Folsom manufacturing operations with its Irvine operations, such failures would have a material adverse effect on the Company's business, financial condition and results of operations.

  The transfer and consolidation of the Folsom manufacturing operations includes many risk factors, such as the ability to properly train new employees on how to manufacture existing products, the risk of losing the existing manufacturing skills of the Folsom employees without the proper transition to new employees, the possible delay or inability to achieve requalification from the customer of the product being produced from the new manufacturing location (Irvine). Several of the products contain transistors designed and manufactured solely by HP. As part of the HP Acquisition, the Company has a supply agreement with HP under which HP agrees to continue to supply such components for up to one year to the Company. While the Company has begun engineering work to redesign the product to use alternative transistors, there can be no assurance that the Company will be successful in such redesign efforts or that such redesigns will not significantly increase the cost or reduce the performance of the products. If the Company is unable to properly train new employees prior to losing the services of existing Folsom employees, or is unable to obtain requalification of the products from the customers, such failures would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if the Company is unable to redesign the products to utilize alternative transistor sources, and obtain requalification for such redesigned products, the inability to utilize alternative transistors and/or obtain requalification of the products would have a material adverse effect on the Company's business, financial condition and results of operations.

 Fluctuations in Quarterly Results

  The Company has experienced, and expects to continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, the Company's quarterly results of operations can vary due to the timing, cancellation, or rescheduling of customer orders and shipments; cancellations or rescheduling of customer orders and shipments due to economic slowdowns in the Company's customers' operating regions, such as South Korea or South America; failure to integrate the HP facility; cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer; variations in manufacturing capacities, efficiencies and costs; delays in the qualification by customers of new products or redesigns or qualification of new production facilities; the availability and cost of components; capacity and production constraints associated with single source component suppliers; the timing, availability and sale of new products by the Company; product failures and associated in-field service support costs; changes in the mix of products having differing gross margins; warranty expenses; changes in average sales prices; long sales cycles associated with the Company's products; and variations in product development and other operating expenses. The Company's quarterly revenues are also affected by volume discounts given to certain customers for large volume purchases over a given period of time. In addition, the Company's quarterly results of operations are influenced by competitive factors, including pricing, availability and demand for the Company's and competitor's amplifier products. A large portion of the Company's expenses are fixed and difficult to reduce in a short period of time. If net sales do not meet the Company's expectations, the Company's fixed expenses would exacerbate the effect of such net sales shortfall. Furthermore, announcements by the Company or its competitors regarding new products and technologies could cause customers to defer purchases of the Company's products. In addition, while the Company receives periodic order forecasts from its major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--Customer Concentration." Order deferrals and cancellations by the Company's customers, declining average sales prices, changes in the mix of products sold, delays in the Company's introduction of new products and longer than anticipated sales cycles for the Company's products have in the past adversely affected the Company's quarterly results of operations. There can be no assurance that the Company's quarterly results of operations will not be similarly adversely affected in the future.

  The Company currently sells products to its major customers under purchase orders which are usually placed with short-term delivery requirements. As such, while the Company receives periodic order forecasts from its major customers, such customers have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. In spite of these limitations, the Company maintains significant work-in-progress and raw materials inventory as well as maintaining increased levels of technical production staff to meet estimated order forecasts. The recent significant reduction in sales to the Company's South Korean customers coupled with the Company's HP Acquisition has caused the Company to maintain higher levels of inventory than it originally planned. While the Company currently believes that it has managed these increases effectively, there can be no assurance that it will continue to be able to do so. To the extent its major customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, the Company will have higher levels of inventory than otherwise needed, increasing the risk of obsolescence, and the Company will have increased levels of production staff to support such forecasted orders. Such higher levels of inventory and increased employee levels would reduce the Company's liquidity and could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, in the event the Company's major customers desire to purchase products in excess of the forecasted amounts, the Company may not have sufficient inventory or manufacturing capacity to fill such increased orders, which could have a material adverse effect on the Company's relationships and future business with its customers.

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

 Reliance upon South Korean Market and Growth of Wireless Services Market

  Four of the Company's customers, Hyundai, LGIC, Samsung and SK Global collectively accounted for approximately 29.7% of the Company's net sales for fiscal year 1998 and three of these customers, Hyundai, LGIC and Samsung accounted for approximately 82.9% of net sales for fiscal year 1997. These customers have purchased products for deployment in the South Korean digital cellular and PCS networks. During fiscal 1996, 1997, and 1998, Hyundai, LGIC and Samsung purchased multi-carrier linear RF power amplifiers for installation in the build-out of the South Korean digital cellular networks.

  The build-out of the South Korean PCS networks began in the first quarter of 1997. During 1997, the Company began shipping, in volume, PCS single carrier RF power amplifiers for use in the new PCS networks being built in South Korea. Sales to the Company's South Korean customers for the South Korean PCS networks represented substantially all of the Company's PCS sales during 1997 and approximately 85.8% of the Company's PCS sales for the first nine months of 1998. During the fourth quarter of 1998, the Company significantly increased its non-Korean PCS sales. The delay, postponement and cancellation of the build-out of the South Korean digital wireless networks which occurred during 1998, did have an adverse effect on the Company's revenues and results of operations during 1998. The continued delay, termination or early completion of the infrastructure build-out of the South Korean digital wireless networks could continue to have a material adverse effect on the Company's business, results of operations and financial condition. Further, even if these networks are developed as originally anticipated, there can be no assurance that the Company's products will continue to be purchased by the Company's South Korean customers or be capable of being manufactured at competitive prices in sufficient volumes.

  During the fourth quarter of 1997, certain Asian countries, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. The deteriorating economic and currency conditions throughout Asia led South Korea, along with several other Asian countries, including Indonesia and Thailand, to request economic support from the International Monetary Fund in December 1997. During this time, the Company's South Korean customers continued to order and take delivery of products from the Company and continued to make timely payments to the Company for amounts owed. However, during 1998, economic and currency conditions in Asia and South Korea have continued to deteriorate which has negatively impacted overall market conditions within South Korea. As a result, the Company has experienced postponed, rescheduled and cancelled orders from its South Korean customers for both the cellular and PCS networks in South Korea.

  The weakness in the equivalent U.S. dollar value of the South Korean Won has adversely affected South Korean wireless service operators' demand for the Company's products. The Company's South Korean customers pay for the Company's products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to the South Korean Won, which began in the fourth quarter of 1997 and has continued during 1998, has increased the effective cost of the Company's products by at times as much as 100% or more for its South Korean customers. This increase in cost to the Company's South Korean OEM customers is being passed along to the South Korean wireless service providers in the form of increased costs for infrastructure equipment. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking network, it has become more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout. The Company also notes that the types of economic problems experienced in Asia have been encountered in other areas of the world where the Company operates, such as Brazil in South America.

  Therefore, the Company currently believes that the completion of the buildout of the South Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within South Korea. It is currently anticipated that the continued deployment of both the cellular and PCS digital networks will be delayed until such time that economic conditions become stabilized from a long-term perspective. Accordingly, the Company is unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original build-out projections. In any event, sales related to these networks are anticipated to continue to decrease significantly during 1999, and the Company is unable to predict what level, if any, such sales will be for 1999.

  Hyundai, LGIC and Samsung have also been marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. There can be no assurance that such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase RF power amplifiers from the Company. Any significant decrease in the Company's sale of RF power amplifiers to these customers, without an offsetting increase in sales to other customers, could have a material adverse effect on the Company's business, results of operations and financial condition.

  A substantial majority of the Company's revenues are derived from the sale of RF power amplifiers for wireless communications networks, and the future success of the Company depends to a considerable extent upon the continued growth and increased availability of cellular and other wireless communications services, including PCS, in the United States and internationally. There can be no assurance that either subscriber use or the implementation of wireless communications services will continue to grow, or that such factors will create demand for the Company's products. The Company believes that continued growth in the use of wireless communications services depends on several factors, including significant reductions in infrastructure capital equipment cost per subscriber and corresponding reductions in wireless service pricing and continuing favorable economic conditions for the area in which the wireless service operates. While in the United States the Federal Communications Commission ("FCC") has adopted regulations requiring local phone companies to reduce the rates charged to cellular carriers for connection to their wireline networks, it is anticipated that wireless service rates will remain higher than rates charged by traditional wireline companies. The growth in the implementation of wireless communications services is dependent upon both developed countries, such as the United States, allowing continued deployment of new networks, and less developed foreign countries deploying wireless communications networks as opposed to constructing wireline infrastructures. Foreign countries or local government authorities may decline to construct wireless communications systems, place moratoriums on building base stations or terminate or delay construction of such systems for a variety of reasons, including environmental issues, political unrest, economic downturns, the availability of favorable pricing for other communications services, the availability and cost of related equipment or other delays in the implementation of these systems, in which event demand for the Company's products will be similarly reduced or delayed, which would materially adversely affect the Company's business, results of operations and financial condition. See "--Risks of Doing Business in International Markets."

 Risks of Doing Business in International Markets

  For fiscal years 1996, 1997 and 1998, international revenues (excluding North American sales) accounted for approximately 77%, 84% and 41% respectively, of the Company's net sales. The Company expects that international revenues and revenues derived from sales to OEMs in North America for infrastructure deployments in international locations will continue to account for a significant percentage of the Company's net sales for the foreseeable future. As a result, the Company is subject to various risks, including political and economic instability, the difficulty of administering business globally, compliance with multiple and potentially conflicting regulatory requirements such as export requirements, tariffs and other barriers, differences in intellectual property protections, health and safety requirements, difficulties in staffing and managing foreign operations, longer accounts receivable cycles, currency exchange fluctuations, restrictions against the repatriation of earnings, export control restrictions, overlapping or differing tax structures, political and economic instability and general trade restrictions. If any of these risks materializes, it could have a material adverse effect on the Company's business, results of operations and financial condition. In particular, a large portion of the Company's existing customers and potential new customers are servicing new markets in developing countries that the Company's customers expect will deploy wireless communications networks as an alternative to the construction of a wireline infrastructure or may require upgrades to existing wireless communication networks. Such international locations include South America and Asia as well as Europe. If such countries decline to construct wireless communication systems, or construction of such systems are delayed for any of a variety of reasons, including business and economic conditions, delays in government or administrative approvals or changes in economic stability due to factors such as increased inflation and political turmoil, such delays could have a material adverse effect on the Company's business, results of operations and financial condition. In recent years, a substantial majority of the Company's net sales resulted from the sale of products to three companies in South Korea, where future sales are dependent upon favorable business and economic conditions, as well as trade relations with the United States and a lack of political conflicts with North Korea.

  Beginning during the fourth quarter of 1997 and continuing throughout 1998, economic conditions deteriorated throughout the Asia-Pacific region, causing reductions in local exchange rates throughout the region and general financial market uncertainty. Countries in Asia, including South Korea, have experienced weaknesses in their currencies, banking systems and equity markets. During 1998, these weaknesses adversely affected both the Company's South Korean customers' demand for the Company's products and their ability to pay for the products in U.S. dollars. The Company's foreign customers currently pay for the Company's products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to such foreign currencies as the South Korean Won, has at times effectively increased the local currency price of the Company's products by as much as 100% or more for its South Korean customers. The significant increase in the local currency cost of such products makes them less attractive to such customers. Additionally, due to the economic problems facing the South Korean banking system, it has become more difficult for South Korean operating companies to raise additional U.S. dollar financing to support the increased costs of purchasing the Company's products. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may negatively impact the Company's future sales, gross margins, results of operations and financial condition.

  In addition, during the last year, there have been press reports of deteriorating living conditions within North Korea, which could lead to civil unrest possibly resulting in potential military conflicts with South Korea. There have also been press reports of military conflicts between North and South Korea, which could potentially escalate into a large-scale conflict. With the deteriorating economic conditions within South Korea, there have also been press reports of protesting and striking South Korean workers. Any conflict, either political or military, between North and South Korea or within South Korea alone, could have a material adverse effect on the Company's business, results of operations and financial condition. Any significant change in the South Korean economy or the deterioration of United States trade relations or the economic or political stability of other foreign locations in which the Company sells its products would have a material adverse effect on the Company's business, results of operations and financial condition.

  In 1998, the Company increased its sales efforts to both potential customers in South America and to OEMs for possible deployment to customers in South America. There has been instability in several of the region's currencies, economies, banking systems and political governments, especially in Brazil, which could cause delays or cancellations of planned deployments in the region. Any significant delay in the deployments of wireless networks due to these factors could have a material adverse effect on the Company's business, results of operations and financial condition. During the third quarter of fiscal 1998, the Company believes that large interest rate fluctuations impacted customer demand in Brazil. Any continued economic fluctuations or worsening economic conditions in Brazil or other international locations could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company's foreign sales are generally invoiced in U.S. dollars. Accordingly, the Company does not currently engage in foreign currency hedging transactions. However, as the Company further expands its international operations, the Company may be paid in foreign currencies and exposure to losses in foreign currency transactions may increase. The Company may choose to limit such exposure by the purchase of forward foreign exchange contracts or similar hedging strategies. There can be no assurance that a currency hedging strategy would be successful in avoiding exchange-related losses. In addition, if the relative value of the U.S. dollar in comparison to the currency of the Company's foreign customers should increase, the resulting effective price increase of the Company's products to such foreign customers could result in decreased sales which could have a material adverse impact on the Company's business, results of operations and financial condition. The increasing value of the U.S. dollar in comparison of the weakening of an international customer's local currency and associated weakening of such customer's local banking system, may negatively impact such customer's ability to meet their payment obligations to the Company. During a time of uncertain economic and banking conditions, such as the current situation in Brazil and South Korea, there can be no assurance that such customers will continue to be able meet such obligations. The Company regularly monitors the credit worthiness of its international customers and makes credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. Due to competitive reasons, the Company may decide to offer certain foreign customers extended payment terms and or sell certain products or services in the local currency of such customers. There can be no assurance that the Company's review of its customers credit worthiness will be accurate or that such review will prevent the Company from incurring significant losses if such customers default on their payment obligations to the Company. If the Company's international customers default on payment terms or are unable to make payment to the Company in U.S. dollars, the resulting payment shortages would have a material adverse effect on the Company's business, results of operations and financial condition.

 Declining Average Sales Prices

  The Company has experienced, and expects to continue to experience, declining average sales prices for its products. Wireless infrastructure OEMs have come under increasing price pressure from cellular service providers and PCS service providers, which in turn has resulted in downward pricing pressure on the Company's products. In addition, competition among third-party suppliers has increased the downward pricing pressure on the Company's products. Since wireless infrastructure OEMs frequently negotiate supply arrangements far in advance of delivery dates, the Company must often commit to price reductions for its products before it knows how, or if, cost reductions can be obtained. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers over a given period of time. To offset declining average sales prices, the Company believes that in the near term it must achieve manufacturing cost reductions and consolidation of its manufacturing facilities, and in the longer term the Company must develop new products that incorporate advanced features and that can be manufactured at lower cost or sold at higher average sales prices. If, however, the Company is unable to achieve such cost reductions or consolidation or product improvements, the Company's gross margins would decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

  If the Company's outstanding orders with its major customers are significantly reduced, delayed or cancelled, the resulting loss of volume purchasing could adversely effect the Company's ability to achieve manufacturing cost reductions in the form of price discounts for large volume purchases of components. Any reduction in the Company's ability to obtain manufacturing cost reductions would have a material adverse affect on the Company's business, results of operations and financial condition.

  Due to the economic problems facing Asia, the Company currently anticipates that demand for wireless infrastructure equipment throughout Asia will remain reduced going forward. The reduction in demand has caused suppliers of wireless infrastructure equipment, including RF power amplifiers, to increase their sales and marketing efforts in the remaining markets outside of Asia. Any possible increase in competition in the sale of RF power amplifiers could cause increased price competition which could lead to further declining average sales prices for the Company's products. If the Company is unable to offset further declining average sales prices of its products through cost reductions or product improvements, the Company's gross margins will decline, and such decline could have a material adverse effect on the Company's business, results of operations and financial condition.

  In the fourth quarter of 1996, the Company introduced single carrier RF power amplifiers for PCS networks, and such products accounted for an increased percentage of the Company's net sales during 1997. Sales of single carrier RF power amplifiers have been subject to intense price competition and tend to carry lower gross margins than multi-carrier RF power amplifier products. The Company believes that single carrier RF power amplifier products will continue to account for a larger portion of the Company's net sales in 1999. In addition, the Company's recently completed HP Acquisition includes only single carrier business with no existing multi-carrier RF power amplifier business. Therefore, the expected increase in the percentage of single carrier products in the Company's overall sales mix has had an adverse effect on the Company's gross margins. In the event that the Company is unable to reduce the manufacturing costs of its single carrier RF power amplifiers and such RF power amplifiers account for an increased percentage of net sales, the Company's overall gross margins will continue to be materially adversely affected.

 Management of Growth; HP Acquisition; Dependence Upon Key Personnel

  The growth in the Company's business has placed, and is expected to continue to place, a significant strain on the Company's management and operations. The Company's ability to compete effectively and to manage future expansion of its operations, including its HP Acquisition, will require the Company to continue to improve its operations and manufacturing processes, financial and management controls, reporting systems and procedures on a timely basis and effectively expand, train and manage its work force. In particular, the Company must carefully manage production and inventory levels and product quality to meet increasing product demand and new product introductions. Inaccuracies in demand forecasts or abrupt changes in customer orders in the environment in which the Company operates can quickly result in either insufficient or excessive inventories and disproportionate overhead expenses. Any degradation in product quality could adversely impact production rates, product delivery schedules and overhead expenses associated with product support. While the Company works to implement a number of new financial and management controls and attempts to improve reporting systems and procedures, there can be no assurance that such actions will prevent the Company from encountering inappropriate inventory levels, disproportionate overhead expenses and reductions in product quality and production rates. During the last twelve months, the Company has hired a significant number of employees, including engineers, production technicians and sales and marketing employees to meet demand forecasts. In the event that the Company's new personnel are unable to work effectively as a team or achieve desired production levels and product quality or if the Company's demand forecasts are incorrect, or the Company's customers cancel or delay existing orders, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. In addition, there can be no assurance that the Company will be able to effectively manage the HP business or complete the transition of the Folsom manufacturing operations to the Company's Irvine facility. The Company's failure to manage growth effectively or manage the HP Acquisition would have a material adverse effect on the Company's business, results of operations and financial condition.

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

 Dependence on Single Sources for Key Components

  The Company currently procures, and expects to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its products from single sources. The Company has experienced, and may in the future experience, shortages of single-sourced components. In such event, the Company may have to make adjustments to both product designs and production schedules. If such single-sourced components were to become unavailable in sufficient quantities or were to become available only on terms unsatisfactory to the Company, the Company would be required to purchase comparable components from other sources and "retune" its products to function properly with the replacement components or redesign its products to use other components, either of which could result in delays in production, product requalification and delivery. If for any reason the Company could not obtain comparable replacement components in sufficient volume from other sources or could not expeditiously retune its products to operate with the replacement components, achieve customer approval to utilize new components (if required), or redesign its products to use other components, the Company's business, results of operations and financial condition could be adversely affected. In addition, if the Company were unable to obtain sufficient quantities of single-sourced components used in the manufacture of its RF power amplifiers, resulting delays or reductions in product shipments could occur and could have a material adverse affect on the Company's business, results of operations and financial condition, including a material adverse effect on the Company's relationships with its customers as well as potential customers.

  The RF power amplifier business which the Company acquired from HP in October 1998 utilizes certain custom components manufactured by HP. While the Company secured a one-year supply commitment from HP, the Company is expected to begin sourcing such components from new suppliers. If the Company is unsuccessful in adding such new suppliers, such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Currently, the Company competes primarily with AML Communications, Inc., M/A-COM, Inc. (a subsidiary of AMP, Inc.), Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the RF power amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs such as Ericsson, Lucent, Motorola, Nokia and Samsung. The Company also competed with Avantek, a division of Hewlett-Packard Company, until the Company's recent purchase of the assets of this division on October 9, 1998 (the HP Acquisition). Certain of the Company's current and potential competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than the Company and have achieved greater name recognition for their existing products and technologies than has the Company.

  The Company's success depends in part upon the rate at which wireless infrastructure OEMs incorporate the Company's products into their systems. The Company believes that a substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of a small number of wireless infrastructure OEMs and that the RF power amplifiers manufactured by these OEMs are offered for sale as part of their wireless systems. These OEMs include, among others, Ericsson, Lucent, Motorola and Nokia. In addition, Samsung, a significant customer of the Company, manufacturers RF power amplifiers in addition to purchasing such components from the Company. The Company believes that these OEMs, as well as other customers of the Company, continuously evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as the Company. These and other large manufacturers of wireless infrastructure equipment could also determine to offer and sell their RF power amplifiers to other OEMs or customers of the Company and compete directly with the Company. In addition, these or other OEMs may enter into joint ventures or strategic relationships with the Company's competitors, in which event the Company's ability to sell products to such OEMs could be reduced or eliminated. See "--Internal RF power Amplifier Production Capabilities of OEMs."

  The Company has experienced significant price competition and expects price competition in the sale of RF power amplifiers to increase. No assurance can be given that the Company's competitors or customers will not develop new technologies or enhancements to existing products or introduce new products that will offer lower prices or superior performance features. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. Several of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or a downturn in the market better than the Company. There can be no assurance that the Company will be able to compete successfully in the pricing of its products, or otherwise, in the future.

 Rapid Technological Change; Dependence on New Products

  The markets in which the Company and its customers compete are characterized by rapidly changing technology, evolving industry standards and communications protocols, and continuous improvements in products and services. The Company's future success depends on its ability to enhance its current products and to develop and introduce in a timely manner new products that keep pace with technological developments, industry standards and communications protocols, compete effectively on the basis of price, performance and quality, adequately address OEM customer and end-user customer requirements and achieve market acceptance. The Company believes that to remain competitive in the future it will need to continue to develop new products, which will require the investment of significant financial resources in new product development. During 1998, the Company continued to invest significant resources in the development and manufacture of RF power amplifiers for both Cellular and PCS networks and expects to continue to invest significant resources in these areas. There can be no assurance that the deployment of wireless networks will not be delayed or that the Company's products will achieve widespread market acceptance or be capable of being manufactured at competitive prices in sufficient volumes. In the event that the Company's products are not timely and economically developed or are not produced in sufficient quantities or do not gain widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

  In addition to its new product development efforts, the Company continues to develop improvements and additions to its existing Cellular and PCS lines of RF power amplifier products, including the Company's multi-carrier linear cellular RF power amplifiers. Any delays in commencement of commercial shipments of these products may result in customer dissatisfaction and delay or loss of product revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company's product development efforts will be successful, or that its new products will achieve customer acceptance or that its customers' products and services will achieve market acceptance. If a significant number of development projects do not result in manufacturable new products or product enhancements within anticipated time frames, the Company's business, results of operations and financial condition could be materially adversely affected. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements, or any significant delays in product development, introduction or deliveries, could result in a loss of competitiveness and reduced net sales. While the Company maintains an active development program to attempt to improve its product offerings, there can be no assurance that such efforts will be successful or that other companies or institutions will not develop and commercialize products based on new technologies that are superior in performance or cost-effectiveness to the Company's products. There can also be no assurance that the Company's products will not be rendered obsolete by the introduction and acceptance of new communications protocols.

  As part of the Company's HP Acquisition, the Company intends to incorporate existing HP designs into its product line as well as redesign certain HP products. Any delays or failures in the redesign of these products or the inability to produce commercial quantities of such redesigned or new products based on such designs, or the inability to obtain customer qualification of such products in a timely manner, could result in customer dissatisfaction and the delay or loss of product revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. No assurance can be given that the Company's product development efforts associated with the HP Acquisition will be successful, or that its new products will achieve customer acceptance or that its customers' products and services will achieve market acceptance. Any failure by the Company to adequately manage the technical development efforts associated with the HP Acquisition could result in a loss of competitiveness and could have a material adverse effect on the Company's business, results of operations and financial condition.

 No Assurance of Product Manufacturability, Quality or Reliability

  Manufacturing the Company's products is an extremely complex process and requires significant time and expertise to tune the products to meet customers' specifications. The ability of the Company to cost-effectively manufacture its RF power amplifier products in volume is substantially dependent upon the Company's ability to tune these products to meet specifications in an efficient manner. In this regard, the Company is dependent upon its staff of trained technicians and engineers. If the Company is unable to design its products to minimize the manual tuning process or if the Company were unable to attract additional trained technicians, or were to lose the services of a number of its trained technicians, the Company's business, financial condition and results of operations would be materially adversely affected. The Company has been required to replace certain components in some of its products in accordance with warranty provisions under which the products were sold. The Company recently introduced single carrier RF power amplifiers for PCS networks and anticipates that it will continue to introduce new-generation RF power amplifiers products for both cellular and PCS networks. Companies involved in the development and manufacture of new products which contain complex technologies often encounter difficulties in performance and reliability and encounter delays in product introduction and volume shipments. The Company believes that customers will demand increasingly stringent product performance, quality and reliability. The Company has in the past experienced, and may from time to time in the future experience, quality problems with its products. If any of these problems were to occur on a significant level, the Company could experience increased costs, delays in or cancellations of, or rescheduling of, orders or deliveries and product returns, any of which could damage relationships with current customers and have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company's product designs will continue to be successful or will keep pace with technological developments, evolving industry standards and communications protocols, and allow for continuous improvements in product quality and meet the quality standards of customers. Any potential design problems could damage relationships with both existing and prospective customers and, in particular, could limit the Company's ability to market its products to large OEMs, many of which manufacture RF power amplifiers internally and have stringent quality control standards. See "--Internal RF power Amplifier Production Capabilities of OEMs."

  As part of the Company's HP Acquisition, the Company is required to master and utilize the complex manufacturing processes utilized by HP. There can be no assurance that the Company will be successful in handling the HP manufacturing processes. If the Company is unsuccessful in reproducing or managing the HP manufacturing processes, such failure could have a material adverse effect on the Company's business, results of operations and financial condition.

 Lengthy Sales Cycle

  The sales cycle associated with the Company's products is typically lengthy, often lasting from six to eighteen months. The Company's customers normally conduct significant technical evaluations of its products and its competitors' products before making purchase commitments. The Company's OEM customers typically require extensive technical qualification of the Company's products before they are integrated into each OEM's products. This qualification process involves a significant investment of time and resources from the Company and the OEMs to ensure that the Company's product designs are fully qualified to perform with each OEM's equipment. Also, individual wireless network operators can subject the Company's products to field and evaluation trials, which can last anywhere from one to six months, before making a purchase. The qualification and evaluation process and the customer field trials may delay the shipment of sales forecasted for a specific customer for a particular quarter and the Company's operating results for that quarter could be materially adversely affected.

 Internal RF power Amplifier Production Capabilities of OEMs

  Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers, and the Company believes that its existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain customers of the Company have produced internally designed RF power amplifiers in an attempt to replace products manufactured by the Company. The Company expects that this practice will continue. In addition, LGIC, one of the Company's customers, has entered into a joint venture manufacturing arrangement with one of the Company's competitors. In the event that customers of the Company do manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of the Company's products. There can be no assurance that the Company's current customers will continue to rely, or expand their reliance, on the Company as an external source of supply for their RF power amplifiers, or that other wireless telecommunications OEMs such as Lucent, Ericsson, Motorola, Nokia and Nortel will become and remain customers of the Company. OEMs with internal manufacturing capabilities could also sell RF power amplifiers externally to other OEMs, thereby competing directly with the Company. In addition, even if the Company were successful in selling its products to these OEMs, it is anticipated that such OEMs would demand price and other concessions based on their ability to manufacture RF power amplifiers internally. There can be no assurance that the Company will continue to enter into supply contracts with OEMs on terms that are acceptable to the Company, if at all, or that such contracts will not be terminated on short notice. Any significant loss of sales to current customers, not offset by sales to other customers, would have a material adverse effect on the Company's business, results of operations and financial condition. If, for any reason, the Company's major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require the Company to participate in joint venture manufacturing with such OEM, the Company's business, results of operations and financial condition could be materially adversely affected.

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

 Proprietary Technology; Risk of Third-Party Claims of Infringement

  The Company relies primarily upon trade secrets to protect its intellectual property. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. In addition, during 1998 the Company was granted its first U.S. patent for an aspect of its multi-carrier technology. The Company has applied for several additional U.S. and international patents for various aspects of its proprietary technology and regularly examines various aspects of its technology for possible patent applications. The Company believes that its success depends upon the knowledge and experience of its management and technical personnel and its ability to market its existing products and to develop new products. The departure of any of the Company's management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve the Company's intellectual property objectives may have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the rights of others. There can be no assurance that the Company will be able to successfully protect its intellectual property or that the Company's intellectual property or proprietary technology will not otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which the Company's products are or may be sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The inability of the Company to protect its intellectual property and proprietary technology could have a material adverse effect on its business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, the Company believes that its products may increasingly become the subject of infringement claims. The Company may in the future be notified that it is infringing upon certain patent or other intellectual property rights of others. Although the Company is not aware of any pending or threatened intellectual property lawsuits against the Company, there can be no assurance that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or its customers to distribute, sell or import into the United States allegedly infringing products. If it appears necessary or desirable, the Company may seek licenses under patents or other rights from third parties covering intellectual property that the Company is allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to the Company, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Government Regulation of Communications Industry

  Radio frequency transmissions and emissions, and certain equipment used in connection therewith, are regulated in the United States, Canada and internationally. Regulatory approvals generally must be obtained by the Company in connection with the manufacture and sale of its products, and by the Company's customers to operate the Company's products. The FCC has adopted regulations that impose more stringent radio frequency emissions standards on the communications industry and there can be no assurance that the Company and its customers will not be required to alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals, which could materially adversely affect the Company's products and markets. The Company is also subject to regulatory requirements in international markets where the Company is less prominent than local competitors and may have fewer opportunities to participate in the formation of regulatory and standards policies. The enactment by federal, state, local or international governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for the Company's products. Although recent liberalization of international communications industries along with recent radio frequency spectrum allocations made by the FCC have increased the potential demand for the Company's products by providing users of those products with opportunities to establish new PCS networks, there can be no assurance that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on the Company. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this governmental approval process have in the past caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by the Company's customers. These delays could have a material adverse effect on the Company's business, results of operations and financial condition.

 Possible Volatility of Stock Price

  The Company's Common Stock has from time to time experienced significant price and volume fluctuations. In additon, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations have and may continue to adversely affect the market price of the Company's Common Stock. Factors such as fluctuations in the Company's results of operations, sales of a significant number of shares of restricted securities, failure of such results of operations to meet the expectations of stock market analysts and investors, changes in the economic outlook of the markets into which the Company sells it products (such as South Korea or Brazil), changes in stock market analyst recommendations regarding the Company and or its competitors, the timing and announcements of technological innovations or new products by the Company, or its competitors, developments with respect to patents and proprietary rights, timing and announcements of developments related to the Company's customers, results of operations of certain of the Company's competitors, government regulation, political or economic instability in countries in which the Company sells its products, changes in the wireless communications industry generally and general market conditions may have a significant adverse effect on the market price of the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements/Schedule:

Consolidated Financial Statements                                       Page(s)
---------------------------------                                       -------
Independent Auditors' Report...........................................    40
Consolidated Balance Sheets--January 3, 1999 and December 28, 1997.....    41
Consolidated Statements of Operations--Three years ended January 3,
 1999..................................................................    42
Consolidated Statements of Shareholders' Equity (Deficit)--Three years
 ended January 3, 1999.................................................    43
Consolidated Statements of Cash Flows--Three years ended January 3,
 1999..................................................................    44
Notes to Consolidated Financial Statements.............................    45
Financial Statement Schedule...........................................
Schedule--Valuation and Qualifying Accounts--Three years ended January
 3, 1999...............................................................    69
Exhibit 11.1--Computation of Net Income (Loss) per Share...............

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not Applicable.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. (the Company) as of January 3, 1999 and December 28, 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended January 3, 1999. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. as of January 3, 1999 and December 28, 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
January 19, 1999

                          POWERWAVE TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                        January 3, December 28,
                                                           1999        1997
                                                        ---------- ------------
                        ASSETS

Current Assets:
  Cash and cash equivalents............................  $ 13,307    $ 67,433
  Accounts receivable, net of allowance for doubtful
   accounts of $1,270 and $769 at January 3, 1999 and
   December 28, 1997, respectively.....................    31,212      11,967
  Inventories, net.....................................    28,583       8,844
  Prepaid expenses and other current assets............     1,633       1,222
  Deferred tax assets..................................     3,303       3,083
                                                         --------    --------
    Total current assets...............................    78,038      92,549

Property and equipment.................................    26,286      11,020
Less accumulated depreciation and amortization.........    (5,838)     (2,643)
                                                         --------    --------
  Net property and equipment...........................    20,448       8,377
                                                         --------    --------
Assets held for sale, net..............................     8,122         --
Intangible assets, net.................................    17,916         --
Deferred tax assets....................................     4,254         --
Other non-current assets...............................     3,207         757
                                                         --------    --------
    Total assets.......................................  $131,985    $101,683
                                                         ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable.....................................  $ 18,667    $  9,607
  Accrued expenses and other liabilities...............    13,918      10,249
  Current portion of long-term debt....................     6,528         507
  Income taxes payable.................................     3,715       4,674
                                                         --------    --------
    Total current liabilities..........................    42,828      25,037

Deferred tax liabilities...............................       --          289
Long-term debt, net of current portion.................    17,621         659
Other non-current liabilities..........................       466         218
                                                         --------    --------
    Total liabilities..................................    60,915      26,203
                                                         --------    --------

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares
   authorized and no shares outstanding................       --          --
  Common Stock, $.0001 par value, 40,000 shares
   authorized, 17,956 shares issued and 17,250 shares
   outstanding at January 3, 1999, and 17,774 shares
   issued and 17,264 shares outstanding at December 28,
   1997................................................    65,027      64,801
  Retained earnings....................................    28,729      31,695
  Less treasury stock at cost..........................   (22,686)    (21,016)
                                                         --------    --------
    Total shareholders' equity.........................    71,070      75,480
                                                         --------    --------
    Total liabilities and shareholders' equity.........  $131,985    $101,683
                                                         ========    ========

   The accompanying notes are an integral part of these financial statements

                          POWERWAVE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEARS ENDED
                                            ------------------------------------
                                            JANUARY 3, DECEMBER 28, DECEMBER 29,
                                               1999        1997         1996
                                            ---------- ------------ ------------
Net sales..................................  $100,231    $119,709     $60,331
Cost of sales..............................    66,056      71,027      34,770
                                             --------    --------     -------
Gross profit...............................    34,175      48,682      25,561

Operating expenses:
  Sales and marketing......................     9,533       9,053       4,365
  Research and development.................    13,472      11,483       5,771
  General and administrative...............     5,771       4,889       2,990
  In-process research and development......    12,400         --          --
                                             --------    --------     -------
    Total operating expenses...............    41,176      25,425      13,126
                                             --------    --------     -------
Operating income (loss)....................    (7,001)     23,257      12,435
Other income, net..........................     2,330       2,601         483
                                             --------    --------     -------
Income (loss) before income taxes..........    (4,671)     25,858      12,918
Provision (benefit) for income taxes.......    (1,705)      9,667       5,296
                                             --------    --------     -------
Net income (loss)..........................  $ (2,966)   $ 16,191     $ 7,622
                                             ========    ========     =======
Basic earnings (loss) per share............  $  (0.17)   $   0.95     $  0.67
                                             ========    ========     =======
Diluted earnings (loss) per share..........  $  (0.17)   $   0.92     $  0.52
                                             ========    ========     =======
Basic weighted average common shares.......    17,178      16,958      11,460
                                             ========    ========     =======
Diluted weighted average common shares.....    17,178      17,436      14,606
                                             ========    ========     =======



   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                           Common Stock    Treasury Stock                   Total
                          ---------------  ----------------  Retained   Shareholders'
                          Shares  Amount   Shares   Amount   Earnings  Equity (Deficit)
                          ------  -------  ------  --------  --------  ----------------
Balance at January 1,
 1996...................   8,886  $   471  5,064   $(12,231) $ 7,882       $(3,878)
Issuance of Common Stock
 related to the exercise
 of stock options.......     113      300    --         --       --            300
Issuance of Common Stock
 related to the IPO,
 net....................   1,800   18,301    --         --       --         18,301
Conversion of Preferred
 Stock to Common Stock..   5,064   14,498    --         --       --         14,498
Net income..............     --       --     --         --     7,622         7,622
                          ------  -------  -----   --------  -------       -------
Balance at December 29,
 1996...................  15,863   33,570  5,064    (12,231)  15,504        36,843
Issuance of Common Stock
 related to the exercise
 of stock options.......     510    1,639    --         --       --          1,639
Tax benefit related to
 stock option exercises.     --     4,459    --         --       --          4,459
Compensation expense
 related to stock option
 grants.................     --        39    --         --       --             39
Issuance of Common Stock
 related to the Employee
 Stock Purchase Plan....      41      400    --         --       --            400
Tax benefit related to
 the sale of shares
 purchased under the
 Employee Stock Purchase
 Plan...................     --       200    --         --       --            200
Exercise of over-
 allotment, related to
 the IPO, net...........     360    3,884    --         --       --          3,884
Issuance of Common Stock
 related to the
 secondary offering,
 net....................   1,000   20,610    --         --       --         20,610
Repurchases of Common
 Stock..................    (510)     --     510     (8,785)     --         (8,785)
Net income..............     --       --     --         --    16,191        16,191
                          ------  -------  -----   --------  -------       -------
Balance at December 28,
 1997...................  17,264  $64,801  5,574   $(21,016) $31,695       $75,480
Issuance of Common Stock
 related to the exercise
 of stock options.......     229     (728)   (70)     1,392      --            664
Tax benefit related to
 stock option exercises.     --       893    --         --       --            893
Compensation expense
 related to stock option
 grants.................     --        33    --         --       --             33
Issuance of Common Stock
 related to the Employee
 Stock Purchase Plan....      57      (27)   (34)       679      --            652
Tax benefit related to
 the sale of shares
 purchased under the
 Employee Stock Purchase
 Plan...................     --        55    --         --       --             55
Repurchases of Common
 Stock..................    (300)     --     300     (3,741)     --         (3,741)
Net loss................     --       --     --         --    (2,966)       (2,966)
                          ------  -------  -----   --------  -------       -------
Balance at January 3,
 1999...................  17,250  $65,027  5,770   $(22,686) $28,729       $71,070
                          ======  =======  =====   ========  =======       =======



   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Years Ended
                                            ------------------------------------
                                            January 3, December 28, December 29,
                                               1999        1997         1996
                                            ---------- ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)........................   $ (2,966)   $16,191      $ 7,622
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
   Depreciation and amortization..........      4,106      1,683          657
   Write off of in-process research and
    development...........................     12,400        --           --
   Change in provision for doubtful
    accounts..............................        501        284          363
   Change in provision for inventory
    reserves..............................        (73)     1,117          609
   Deferred income taxes..................     (4,763)    (1,107)        (655)
   Compensation costs related to stock
    options...............................         33         39          --
 Changes in current assets and
  liabilities (net of effects of the
  acquisition):
   Accounts receivable....................    (19,746)    (8,926)        (584)
   Inventories............................     (3,163)    (5,253)        (593)
   Income tax refund receivable...........        --         --           610
   Prepaid expenses and other current
    assets................................       (411)      (894)        (313)
   Accounts payable.......................      9,060      6,018           81
   Accrued expenses and other liabilities.     (3,982)     6,370        1,798
   Income taxes payable...................        (11)     7,675        1,658
 Other non-current assets.................         50       (648)         (57)
 Other non-current liabilities............        248        218          --
                                             --------    -------      -------
     Net cash provided by (used in)
      operating activities................     (8,717)    22,767       11,196
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment.......     (4,933)    (6,902)      (3,792)
 Cash paid for acquisition and related
  costs...................................    (58,534)       --           --
 Purchase of long-term investments........     (2,500)       --           --
                                             --------    -------      -------
     Net cash used in investing
      activities..........................    (65,967)    (6,902)      (3,792)

CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from issuance of long-term
  debt....................................     25,000        --           --
 Principal payments on long-term debt.....     (2,017)      (413)        (134)
 Proceeds from sale of property and
  equipment...............................        --       1,847          704
 Decrease in amounts due to shareholders..        --         --           (50)
 Issuance of Common Stock.................        652     24,894       18,301
 Repurchase of Common Stock...............     (3,741)    (8,785)         --
 Proceeds from exercise of stock options..        664      1,639          300
                                             --------    -------      -------
     Net cash provided by financing
      activities..........................     20,558     19,182       19,121
                                             --------    -------      -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS..............................    (54,126)    35,047       26,525
CASH AND CASH EQUIVALENTS, beginning......     67,433     32,386        5,861
                                             --------    -------      -------
CASH AND CASH EQUIVALENTS, end............   $ 13,307    $67,433      $32,386
                                             ========    =======      =======

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid for:
   Interest...............................   $    218    $   100      $    18
                                             ========    =======      =======
   Income taxes...........................   $  3,069    $ 3,100      $ 3,809
                                             ========    =======      =======
NON CASH ITEMS:
 Acquisition of property and equipment
  through capital lease...................   $    --     $   805      $   704
                                             ========    =======      =======
 Conversion of Preferred Stock to Common
  Stock...................................   $    --     $   --       $14,498
                                             ========    =======      =======
 Tax benefit related to stock option
  exercises...............................   $    893    $ 4,459      $   --
                                             ========    =======      =======
 Tax benefit related to sale of shares
  purchased under the Employee Stock
  Purchase Plan...........................   $     55    $   200      $   --
                                             ========    =======      =======


DETAIL OF HP BUSINESS ACQUIRED IN PURCHASE
 BUSINESS COMBINATION:
 Tangible assets acquired.................   $ 34,711
 Intangible assets acquired...............     31,133
 Cash paid for acquisition and related
  costs...................................    (58,534)
                                             --------
 Liabilities assumed......................   $  7,310
                                             ========


   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

Note 1. Nature of Operations

  Powerwave Technologies, Inc. ("Powerwave" or the "Company") is a Delaware corporation engaged in the design, manufacture and marketing of radio frequency ("RF") power amplifiers and related equipment for use in the wireless communications market. The Company manufactures both single and multi-carrier RF power amplifiers for a variety of frequency ranges and a wide range of digital and analog transmission protocols. The Company's products are currently being utilized in both cellular and personal communication services ("PCS") base stations in both digital and analog-based networks. The Company also produces RF power amplifiers for the wireless local loop ("WLL") and land mobile radio ("LMR") markets.

Note 2. Summary of Significant Accounting Policies

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 Fiscal Year

  The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1996 ended on December 29, 1996, fiscal year 1997 ended on December 28, 1997 and fiscal year 1998 ended on January 3, 1999. Fiscal year 1999 will end on January 2, 2000.

 Cash and Cash Equivalents

  Cash and cash equivalents generally consist of cash, time deposits, commercial paper, money market funds and other money market instruments. The Company invests its excess cash in only investment grade money market instruments from a variety of industries and, therefore, bears minimal risk. Securities with maturity dates all have original maturity dates of three months or less. Such investments are stated at cost, which approximates fair value.

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

 Property and Equipment

  Property and equipment are stated at cost. The Company depreciates these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

       Machinery and equipment.................................... 2 to 5 years
       Office furniture and equipment............................. 3 to 5 years
       Leasehold improvements..................................... Life of lease
       Property under capital leases.............................. 3 to 5 years

                         POWERWAVE TECHNOLOGIES, INC.

 Assets Held for Sale

  Assets held for sale include the land, land improvements, building and building improvements acquired in the HP Acquisition (Note 16), and are recorded at net realizable value, net of estimated selling costs.

 Goodwill

  Goodwill arising from the HP Acquisition (Notes 5 and 16) is amortized over ten years on a straight-line basis. The Company annually evaluates the carrying value of goodwill for any impairment of value based on an undiscounted cash flow analysis. At January 3, 1999, the Company believes there has been no impairment of the value of goodwill.

 Other Intangible Assets

  Other intangible assets arising from the HP Acquisition (Notes 5 and 16) are amortized on a straight-line basis over periods ranging from three to ten years.

 Long-Lived Assets

  The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred based on an undiscounted cash flow analysis. As of January 3, 1999, no such impairment was noted.

 Accounting for Stock-Based Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in
Note 9 to the financial statements pro forma basic and diluted net (loss) income and (loss) earnings per share as if the Company had applied this method of accounting.

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

 Revenue Recognition

  The Company recognizes revenue from product sales at the time of shipment. The Company also offers certain of its customers, on a limited basis, a right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience.

                         POWERWAVE TECHNOLOGIES, INC.

 Warranties

  The Company offers warranties of various lengths depending on the product and negotiated terms of purchase agreements with its customers. An estimate for warranty related costs based on historical experience is recorded at the time of sale.

 Stock Split

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

 Earnings (Loss) Per Share and Pro Forma Earnings (Loss) Per Share

  In accordance with SFAS No. 128, Earnings per Share, basic earnings per share and pro forma basic earnings per share amounts are based upon the weighted average number of common shares outstanding and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Diluted earnings per share and pro forma diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period presented and the pro forma conversion of preferred stock into common stock up to the date of such conversion. Potential common shares include stock options using the treasury stock method. Outstanding stock options are excluded from the calculation of diluted earnings per share for the year ended January 3, 1999, as they are anti-dilutive.

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

 Supplier Concentrations

  Certain of the Company's products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single sources. Any inability to obtain single sourced components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions or interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, financial condition and results of operations until alternative sources could be developed.

 New Accounting Pronouncements

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the years ended January 3, 1999, December 28, 1997 and December 29, 1996, the Company has no reportable differences between net income (loss) and comprehensive income (loss). Therefore statements of comprehensive income
(loss) have not been presented.

                         POWERWAVE TECHNOLOGIES, INC.

  The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed in Note 12 certain information about operating segments and certain information about the Company's products, geographic areas to which the Company sells its products, and major customers.

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2000. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2000.

NOTE 3. INVENTORIES

  Inventories, net consist of the following:

                                                         JANUARY 3, DECEMBER 28,
                                                            1999        1997
                                                         ---------- ------------
     Parts and components...............................  $14,728      $3,167
     Work-in-process....................................    7,444       3,950
     Finished goods.....................................    6,411       1,727
                                                          -------      ------
     Total..............................................  $28,583      $8,844
                                                          =======      ======

NOTE 4. NET PROPERTY AND EQUIPMENT

  Net property and equipment consist of the following:

                                                         JANUARY 3, DECEMBER 28,
                                                            1999        1997
                                                         ---------- ------------
     Machinery and equipment............................  $20,105     $ 7,776
     Office furniture and equipment.....................    3,010       1,832
     Leasehold improvements.............................    2,437       1,313
     Construction in progress...........................      734          99
                                                          -------     -------
                                                           26,286      11,020
     Less accumulated depreciation and amortization.....   (5,838)     (2,643)
                                                          -------     -------
     Net property and equipment.........................  $20,448     $ 8,377
                                                          =======     =======

  Included in property and equipment are assets under capital lease of $1,508 and $1,570 at January 3, 1999 and December 28, 1997, respectively. Accumulated amortization of assets under capital lease was $627 and $371 at January 3, 1999 and December 28, 1997, respectively.

  In 1997 the Company entered into sale-leaseback transactions for certain equipment. In 1997 the Company received proceeds of $1,831 for equipment that it subsequently leased back under capital and operating leases. The amounts leased back under capital and operating leases in 1997 were $805 and $1,026 respectively. No amounts were sold and leased back during 1998.

                         POWERWAVE TECHNOLOGIES, INC.

Note 5. Intangible Assets

  Intangible assets consist of the following:

                                                                        January 3,
                                                                           1999
                                                                        ----------
     Developed technology, net of accumulated amortization of $543.....  $10,957
     Goodwill, net of accumulated amortization of $107.................    4,445
     Customer list, net of accumulated amortization of $157............    1,843
     Non-compete agreement, net of accumulated amortization of $24.....      476
     Workforce, net of accumulated amortization of $5..................      195
                                                                         -------
                                                                         $17,916
                                                                         =======

  Amortization periods are as follows (in years):

     Developed technology..............................................        5
     Goodwill..........................................................       10
     Customer list.....................................................        3
     Non-compete agreement.............................................        4
     Workforce.........................................................       10

Note 6. Financing Arrangements

  On August 21, 1997, the Company entered into a $10.0 million unsecured revolving credit agreement. The Company was required to pay a commitment fee equal to .1% per annum on the average daily unused portion of the facility. The commitment fee was payable quarterly in arrears. The Company never borrowed any funds under this agreement. On July 28, 1998, the Company amended the credit agreement to extend the termination date of the agreement from July 31, 1998 to September 30, 1998. The agreement was terminated on September 30, 1998.

  On September 30, 1998 in connection with the HP Acquisition, the Company entered into a $35.0 million credit agreement secured by a pledge of all of the Company's assets with two commercial banks. The credit agreement consists of three credit facilities; an $18.0 million term loan (the "Term Loan"), a $7.0 million purpose loan associated with the Folsom manufacturing and research and development facility (the "Purpose Loan") and a $10.0 million revolving credit agreement (the "Revolving Credit Facility"). The Company is required to pay a commitment fee ranging from 0.25% to 0.50% per annum on the average daily unused portion of the Revolving Credit Facility. The rate of the commitment fee is based upon a debt leverage ratio for the Company. At January 3, 1999, the commitment fee rate was 0.375% per annum. The Commitment fee is payable quarterly in arrears. Each of the credit facilities allows for borrowings based either upon the bank's prime rate (7.75% at January 3, 1999) plus a margin of 0% or 0.25% per annum, based upon a debt leverage ratio for the Company, or the bank's LIBOR rate plus a margin of 1.50% to 2.25% per annum, based upon a debt leverage ratio for the Company, all at the Company's option. The credit agreement contains customary affirmative covenants covering certain financial ratios, negative covenants including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, restriction on payments of dividends without the banks' consent, mergers, transfers of assets and conditions of borrowing.

  The Term Loan is a three-year loan with equal monthly principal repayments of $0.5 million payable on the last business day of each month, with the final principal payment due on September 30, 2001. At January 3, 1999, there was $16.5 million outstanding under the Term Loan at a weighted average interest rate of 7.12% per annum.

                         POWERWAVE TECHNOLOGIES, INC.

  The $7.0 million Purpose Loan is payable in full upon the earlier of (i) January 5, 2000 or (ii) 10 days following the close of escrow for the sale of the Company's Folsom manufacturing facility. At January 3, 1999, there was $7.0 million outstanding under the Purpose Loan at an interest rate of 7.098% per annum.

  As of January 3, 1999, no amounts have been drawn under the $10.0 million Revolving Credit Facility. The Company was in compliance with all covenants contained in the credit agreement at January 3, 1999, and the full $10.0 million of the Revolving Credit Facility, which is based on a percentage of certain accounts receivable, was available to the Company.

  The debt repayment schedules for the Term Loan and Purpose Loan and commitments under Capital Leases at January 3, 1999 are as follows:

                                            Repayments     Commitments
                                          ---------------- -----------
                                           Term    Purpose   Capital
                                           Loan     Loan     Leases     Total
                                          -------  ------- ----------- -------
   Fiscal Year:
     1999................................ $ 6,000  $  --      $ 566    $ 6,566
     2000................................   6,000   7,000       128     13,128
     2001................................   4,500     --        --       4,500
     2002................................     --      --        --         --
     2003................................     --      --        --         --
     Thereafter..........................     --      --        --         --
                                          -------  ------     -----    -------
   Total principal repayments............  16,500   7,000       694     24,194
   Less amounts representing interest....     --      --        (45)       (45)
                                          -------  ------     -----    -------
   Present value of future minimum
    payments.............................  16,500   7,000       649     24,149
                                          -------  ------     -----    -------
   Less current portion..................  (6,000)    --       (528)    (6,528)
                                          -------  ------     -----    -------
                                          $10,500  $7,000     $ 121    $17,621
                                          =======  ======     =====    =======

Note 7. Income Taxes

  The provision (benefit) for income taxes for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 consists of the following:

                                                        1998     1997     1996
                                                       -------  -------  ------
   Current:
     Federal.......................................... $ 2,982  $ 8,865  $4,664
     State............................................      76    1,910   1,288
                                                       -------  -------  ------
     Total current provision..........................   3,058   10,775   5,952
   Deferred:
     Federal..........................................  (3,760)    (835)   (572)
     State............................................  (1,003)    (273)    (84)
                                                       -------  -------  ------
     Total deferred benefit...........................  (4,763)  (1,108)   (656)
                                                       -------  -------  ------
   Provision (benefit) for income taxes............... $(1,705) $ 9,667  $5,296
                                                       =======  =======  ======

                         POWERWAVE TECHNOLOGIES, INC.

  The difference between income taxes provided in the financial statements and as required by the federal statutory rate of 35% for the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996 is as follows:

                                                         1998     1997    1996
                                                        -------  ------  ------
   Taxes at federal statutory rate..................... $(1,635) $9,051  $4,521
   State taxes, net....................................    (602)  1,064     783
   Other...............................................     532    (448)     (8)
                                                        -------  ------  ------
   Provision (benefit) for income taxes................ $(1,705) $9,667  $5,296
                                                        =======  ======  ======

  The Company's net deferred tax asset was comprised of the following major components:

                                                         January 3, December 28,
                                                            1999        1997
                                                         ---------- ------------
   Depreciation of property.............................  $(1,094)     $ (289)
   Accruals and reserves................................    1,966       1,820
   Costs capitalized into inventories...................    1,540       1,147
   State taxes..........................................     (308)        116
   Amortization of intangibles..........................    5,453         --
                                                          -------      ------
   Net deferred tax asset...............................  $ 7,557      $2,794
                                                          =======      ======

Note 8. Profit-Sharing and Pension Plans

  The Company sponsors a 401(k) profit-sharing plan covering all eligible employees. There were no profit sharing contributions authorized for the year ended January 3, 1999. For the years ended December 28, 1997 and December 29, 1996, profit sharing contributions were $870 and $595, respectively.

  The 401(k) pension plan provided for Company matching participant contributions up to a maximum of 20% of each participant's annual contribution for the year ended January 3, 1999. Employee contributions are limited to 15% of base salary. Employer matching contributions for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 were $157, $83 and $22, respectively.

Note 9. Stock Option Plans

  1995 Stock Option Plan--The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors. Each option agreement includes a provision requiring the Optionee to consent to the terms of the agreement. The 1995 Plan provides for the grant of nonstatutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company's Board of Directors. In addition, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company's Board of Directors, for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Options generally vest at the rate of 25% on the first anniversary date and 2% per month thereafter and expire no later than ten years after the grant date. Up to 1,938,615 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Under an agreement with the Company, certain shareholders have agreed that, once the Company has issued an initial 1,095,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares

                         POWERWAVE TECHNOLOGIES, INC.

issued under that Plan upon an option exercise will be coupled with a pro rata redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 843,615 shares of the Company's Common Stock. As of January 3, 1999, 836,085 options have been exercised under the 1995 Plan and there were 1,101,802 options outstanding under the 1995 Plan at a weighted average exercise price of $5.07.

  1996 Stock Incentive Plan--The Company's 1996 Stock Incentive Plan (the "1996 Plan"), became effective December 5, 1996, and was amended in August of 1998 to increase the number of shares of Common Stock available for issuance under the plan from 1,500,000 to 3,000,000. The 1996 Plan also covers any shares which are or become available for grant under the 1995 Plan. The 1996 Plan provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. As of January 3, 1999, all of the options granted under the 1996 Plan have been nonstatutory options. The purpose of the 1996 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. As of January 3, 1999, 15,312 options have been exercised under the 1996 Plan. There were 1,503,300 options outstanding under the 1996 Plan as of January 3, 1999 at a weighted average exercise price of $12.58.

  1996 Director Stock Option Plan--The Company's 1996 Director Stock Option Plan (the "Director Plan"), became effective December 5, 1996, and was amended in August of 1998 to increase the number of shares of Common Stock available for issuance under the plan from 200,000 to 400,000. The Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company automatically will be eligible to receive options to purchase stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996 will be granted an initial option under the plan covering 30,000 shares of Common Stock, which option shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on December 5, 1996 and on each anniversary date thereof, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 5,000 shares of Common Stock. There were 110,000 options outstanding under the Director Plan as of January 3, 1999 at a weighted average exercise price of $17.19.

  Employee Stock Purchase Plan--On October 7, 1996, the shareholders of the Company approved the Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on December 5, 1996. The Purchase Plan covers an aggregate of 500,000 shares of Common Stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six month intervals. The Purchase Plan is administered by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee's compensation. The price of Common Stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in any offering at any time during the offering period, and participation ends automatically on termination of employment. The Board

                         POWERWAVE TECHNOLOGIES, INC.

may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect options previously granted under the Purchase Plan. During fiscal 1998, the second and third purchases under the Purchase Plan occurred on January 30, 1998 and July 31, 1998 respectively. A total of 23,456 shares were purchased in the second purchase at $11.63 per share and 33,944 shares were purchased in the third offering at $11.16 per share. At January 3, 1999 there were rights to purchase approximately
30,000 shares outstanding under the Purchase Plan and there were 401,718 shares available for purchase under the plan.

  The following table summarizes activity under the Company's 1995 Plan, 1996 Plan and Director Plan:

                                                               Number of Options
                                      Number of    Price Per   Exercisable as of
                                       Shares        Share      Fiscal Year End
                                      ---------  ------------- -----------------
Balance at December 29, 1996......... 1,919,252  $ 2.47-$11.50      262,490
                                                                    =======
  Granted............................   435,050  $14.50-$40.56
  Exercised..........................  (510,334) $ 2.47-$11.50
  Canceled...........................  (145,354) $ 2.47-$33.00
                                      ---------
Balance at December 28, 1997......... 1,698,614  $ 2.47-$40.56      436,256
                                                                    =======
  Granted............................ 1,724,050  $ 6.56-$19.56
  Exercised..........................  (228,563) $ 2.47-$16.25
  Canceled...........................  (478,999) $ 2.47-$40.56
                                      ---------
Balance at January 3, 1999........... 2,715,102  $ 2.47-$31.75      737,109
                                      =========                     =======

  At January 3, 1999, 1,772,116 options were available for grant under all of the Company's option plans.


                            Options Outstanding At January 3, 1999
                          -------------------------------------------
                                                                                         Weighted
                                         Weighted    Weighted Average      Options       Average
                            Options      Average        Remaining        Exercisable     Exercise
Range of Exercise Prices  Outstanding Exercise Price Contractual Life at January 3, 1999  Price
------------------------  ----------- -------------- ---------------- ------------------ --------
                                                          (years)
$ 2.47-$ 4.67...........     963,789      $ 3.66           7.23            604,481        $ 3.61
$ 6.56-$13.44...........     594,700      $ 8.97           9.14             36,164        $11.35
$13.75-$14.50...........     757,750      $13.83           9.15             33,513        $14.08
$14.56-$31.75...........     398,863      $17.67           8.07             62,951        $17.37
                           ---------                                       -------
  Total.................   2,715,102      $ 9.72           8.31            737,109        $ 5.64
                           =========                                       =======

  The price at which options were granted during 1995 and 1996 prior to the Company's IPO were based upon an independent appraisal of the value of the Company. The Company is recording compensation expense of approximately $122 relating to the difference between estimated fair market value and the actual value of 28,125 options granted in September 1996 over the vesting term of such options. The first vesting of these options occurred during the third quarter of fiscal 1997. The Company recorded a total of $33 and $39 as compensation expense during fiscal 1998 and 1997, respectively. All options granted after the Company's IPO are priced at an exercise price equal to the market price of the Company's Common Stock on the date of grant.

  The weighted average fair value of options granted during 1998 was $8.03 per share. The estimated weighted average fair value of options granted during 1997 was $13.81 per share and during 1996 was $2.44. Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been

                         POWERWAVE TECHNOLOGIES, INC.

recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended January 3, 1999, December 28, 1997 and December 29, 1996 would have been reduced or increased to the pro forma amounts indicated in the following table:

                                                      1998     1997     1996
                                                     -------  -------  -------
   Net income (loss) before taxes
     As reported.................................... $(4,671) $25,858  $12,918
   Less: Net expense per SFAS No. 123...............  (4,631)  (2,563)  (1,384)
                                                     -------  -------  -------
   Pro forma operating income (loss) before taxes...  (9,302)  23,295   11,534
   Less: Pro forma provision (benefit) for income
    taxes...........................................  (3,395)   8,709    4,729
                                                     -------  -------  -------
   Pro forma net income (loss) ..................... $(5,907) $14,586  $ 6,805
                                                     =======  =======  =======
   Net income (loss) as reported.................... $(2,966) $16,191  $ 7,622
                                                     =======  =======  =======

                                                      1998     1997     1996
                                                     -------  -------  -------
   Basic earnings (loss) per share:
     As reported.................................... $ (0.17) $  0.95  $  0.67
     Pro forma...................................... $ (0.34) $  0.86  $  0.59
   Diluted earnings (loss) per share:
     As reported.................................... $ (0.17) $  0.92  $  0.52
     Pro forma...................................... $ (0.34) $  0.84  $  0.47
   Basic weighted average common shares.............  17,178   16,958   11,460
                                                     =======  =======  =======
   Diluted weighted average common shares...........  17,178   17,436   14,606
                                                     =======  =======  =======

  The fair value of options granted under the Company's stock option plans during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach with the following weighted-average assumptions used:

                                                               1998  1997  1996
                                                               ----  ----  ----
Weighted average risk-free interest rates..................... 4.88% 5.52% 6.03%
Expected years from vest date to exercise date................  0.4   0.5   1.0
Expected stock volatility.....................................  100%   89%   83%
Dividend yield................................................ None  None  None

                         POWERWAVE TECHNOLOGIES, INC.

Note 10. Commitments and Contingencies

  The Company leases its manufacturing and headquarters facility from a limited liability company owned by three of the Company's shareholders. The lease term commenced on July 15, 1996, and will continue for ten years. The Company paid $1,000,000 to the limited liability company as payment for additional tenant improvements made to the facility at the request of the Company. The Company has an option to purchase the facility at fair market value during the lease term. The Company also leases equipment from unrelated parties. Future minimum lease payments required under operating leases at January 3, 1999 are as follows:

                                                 Commitment to Operating
                                                 shareholders   leases   Total
                                                 ------------- --------- ------
   Fiscal Year:
     1999.......................................    $  736      $1,019   $1,755
     2000.......................................       758         132      890
     2001.......................................       781           7      788
     2002.......................................       804         --       804
     2003.......................................       829         --       829
     Thereafter.................................     2,216         --     2,216
                                                    ------      ------   ------
   Total future minimum lease payments..........    $6,124      $1,158   $7,282
                                                    ======      ======   ======

  Total rent expense was $2,616, $2,503 and $2,109 for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

  The Company is subject, from time to time, to various legal proceedings relating to claims arising out of its operations in the ordinary course of its business. On July 16, 1998, a lawsuit was filed in the United States District Court for the Central District of California, Southern Division, by a shareholder of the Company, against the Company and certain of its present and former directors and officers. A similar suit was filed on July 29, 1998. The shareholder in each suit purports to represent a class consisting of all persons who purchased Common Stock of the Company between June 4, 1997 and January 16, 1998. These lawsuits allege, among other things, that the defendants violated federal securities laws by making alleged misrepresentations which the plaintiffs claim were designed to artificially inflate the Company's stock price and enable the individual defendants to sell their stock at artificially inflated prices. The Company, its directors and officers deny the allegations of wrong doing in the complaints and intend to vigorously defend against the claims made in the lawsuits. The ultimate outcome of these suits or any potential loss is not presently determinable.

  The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

                         POWERWAVE TECHNOLOGIES, INC.

Note 11. Earnings (Loss) Per Share

                                                   1998     1997    1996
                                                  -------  ------- ------
   Basic:
     Basic weighted average common shares........  17,178   16,958 11,460
     Net income (loss)............................$(2,966).$16,191 $7,622
                                                  -------  ------- ------
     Basic earnings (loss) per share............. $ (0.17) $  0.95 $ 0.67
                                                  =======  ======= ======
   Diluted:
     Basic weighted average common shares........  17,178   16,958 11,460
     Potential common shares.....................     --       478  3,146
                                                  -------  ------- ------
     Diluted weighted average common shares......  17,178   17,436 14,606
     Net income (loss)........................... $(2,966) $16,191 $7,622
                                                  -------  ------- ------
     Diluted earnings (loss) per share........... $ (0.17) $  0.92 $ 0.52
                                                  =======  ======= ======

Note 12. Segments

  Utilizing the management approach, the Company has broken down its business based upon the RF frequency in which the product is utilized in, i.e., cellular, PCS, LMR and WLL and other (note that for 1996 other includes sales of air/ground RF power amplifiers). The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit (loss).

                                                 Business Segments
                                      -------------------------------------------
                                                                WLL and
                                      Cellular   PCS     LMR     Other    Total
                                      -------- -------  ------  -------  --------
1998
Net sales............................ $77,355  $18,835  $3,071  $  970   $100,231
Cost of sales........................  45,543   15,885   3,786     842     66,056
                                      -------  -------  ------  ------   --------
Gross profit (loss).................. $31,812  $ 2,950  $ (715) $  128   $ 34,175
                                      =======  =======  ======  ======   ========
1997
Net sales............................ $73,065  $40,385  $6,227  $   32   $119,709
Cost of sales........................  36,746   29,639   4,481     161     71,027
                                      -------  -------  ------  ------   --------
Gross profit (loss).................. $36,319  $10,746  $1,746  $ (129)  $ 48,682
                                      =======  =======  ======  ======   ========
1996
Net sales............................ $47,961  $   663  $6,543  $5,164   $ 60,331
Cost of sales........................  26,576      819   4,371   3,004     34,770
                                      -------  -------  ------  ------   --------
Gross profit (loss).................. $21,385  $  (156) $2,172  $2,160   $ 25,561
                                      =======  =======  ======  ======   ========

  The following schedule presents an analysis of the Company's net sales based upon the country to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. International sales include sales to all other foreign countries.

                         POWERWAVE TECHNOLOGIES, INC.

                                                  North
                                                 American International  Total
                                                 -------- ------------- --------
   Sales for the year ended January 3, 1999..... $59,012    $ 41,219    $100,231
   Sales for the year ended December 28, 1997... $18,708    $101,001    $119,709
   Sales for the year ended December 29, 1996... $13,739    $ 46,592    $ 60,331

  For the fiscal years ended January 3, 1999, December 28, 1997 and December 29, 1996, sales to the Company's South Korean customers accounted for $30.1 million, $99.3 million and $45.8 million, respectively.

  The Company's product sales have historically been concentrated in a small number of customers. During the years ended January 3, 1999, December 28, 1997 and December 29, 1996 sales to four customers (three customers for year ended December 28, 1997) totaled $68.7 million, $99.3 million and $50.3 million, respectively.

Note 13. Royalty Agreement

  The Company has a royalty agreement related to the sale of air-to-ground RF power amplifiers which requires payment of a 10% commission on certain licensed products. The Company had no sales of the licensed product during fiscal 1998 or 1997. Therefore, the Company did not have any royalty commitments beyond December 1996. Total royalty expense was $284 for the year December 29, 1996. For the year ended December 29, 1996, sales of the related product represented 5% of net sales.

Note 14. Other Information

  Accrued expenses and other liabilities consist of the following:

                                                        January 3, December 28,
                                                           1999        1997
                                                        ---------- ------------
   Accrued warranty costs..............................  $ 6,408     $ 1,741
   Accrued sales returns...............................      345         359
   Accrued payroll and employee benefits...............    1,570       2,624
   Other accrued expenses..............................    5,595       3,661
   Amounts due for settlement of Common Stock
    repurchases........................................      --        1,864
                                                         -------     -------
                                                         $13,918     $10,249
                                                         =======     =======

Note 15. Related Party Transactions

  As disclosed in Note 10, the Company leases its manufacturing and office facility from certain of the Company's shareholders. Rent paid to the shareholders was $714, $704 and $365 for the years ended January 3, 1999, December 28, 1997 and December 29, 1996, respectively.

  A member of the Board of Directors of the Company is Executive Vice President and Director of ComSpace Corporation, formerly known as Unique Technologies International, L.L.C., an affiliate of Unique Wireless Developments, L.L.C. The former Chairman (now Chairman Emeritus) of the Company is also a member of the Board of Directors of ComSpace Corporation. During fiscal 1997 and 1996 ComSpace Corporation was a customer of the Company and purchased products from the Company on terms which management believes were no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. Sales to ComSpace Corporation were $0 in fiscal 1998, and less than $35 per year in fiscal 1997 and 1996.

                         POWERWAVE TECHNOLOGIES, INC.

  On April 28, 1998 the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 ("The Notes") from Metawave Communications Corporation in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrue interest at a rate of 13.75% per annum and interest is payable semi-annually. The Notes contain provisions to increase the rate of interest during the life of the Notes if the Notes are not repaid prior to maturity. The Notes are secured by certain assets of Metawave Communications Corporation and mature on April 28, 2000. The interest rate on the notes at January 3, 1999 was 13.75% per annum. These notes and accrued interest receivable are included in other non-current assets in the accompanying consolidated financial statements. For 1998, Metawave Communications Corporation accounted for approximately 8% of the Company's revenues. The President of the Company joined the Board of Directors of Metawave Communications Corporation with the Company's purchase of the Notes.

Note 16. The HP Acquisition

  On August 31, 1998, the Company signed a definitive agreement to acquire Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California for approximately $59 million (the "HP Acquisition"). This business was part of HP's Wireless Infrastructure Division and focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. The HP Acquisition included certain assets, liabilities, operations and business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. Powerwave purchased all intellectual property rights to the products as well as in-process research and development activities. The Company also assumed certain existing orders for the products acquired. The products acquired cover a broad range of wireless transmission protocols, including CDMA, TDMA and GSM. Powerwave completed the purchase on October 9, 1998 for a total purchase price of approximately $65.9 million, of which approximately $57.4 million was paid to HP in cash and the balance related to acquisition costs and assumed liabilities. Powerwave financed the acquisition utilizing borrowings of $25 million under a new $35 million secured credit facility which was dated as of September 30, 1998. The Company utilized its existing cash balances for the remainder of the cash purchase price paid. This acquisition was accounted for in the fourth quarter of fiscal 1998.

  The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

  New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and very linear power module technology for use in next generation wireless communications. The Company estimated that these projects were approximately 75% complete at the date of the acquisition and estimated that the cost to complete these projects will aggregate approximately $2.5 million and will be incurred over a two year period. The Company incurred approximately $0.2 million of research and development expenses during the

                         POWERWAVE TECHNOLOGIES, INC.

fourth quarter of 1998 related to these projects, which was less than originally planned, due to personnel constraints. However, the activity related to these projects is expected to increase over the next several quarters.

  Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology, and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

  As part of the HP Acquisition, the Company assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the fourth quarter of 1998, the Company incurred approximately $0.2 million of warranty expenses which were offset against specific liabilities assumed in the acquisition. Also, the Company assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. During the fourth quarter of 1998, the Company paid insignificant amounts for these retention bonuses which were offset against specific liabilities assumed in the acquisition. These retention bonuses will be paid over the period of the Folsom manufacturing facility closure, which is expected to be completed in the second half of 1999.

  As part of the purchase price allocation, the Company recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During the fourth quarter of 1998, the Company paid insignificant amounts related to these moving and relocation costs. The Company currently expects to complete the closure of the Folsom manufacturing facility in the second half of 1999.

  The Company's financial statements for the year ended January 3, 1999 reflect the one-time charge of $12.4 million related to the allocation of a portion of the purchase price to in-process research and development expenses associated with the HP Acquisition. The Company's financial statements for the year ended January 3, 1999 reflect the purchase price allocation as follows:

                                                                  Purchase Price
                                                                    Allocation
                                                                  --------------
     Purchase Price Allocation
       Property, plant and equipment.............................    $18,211
       Inventory.................................................     16,500
       In-process research and development.......................     12,400
       Developed technology......................................     11,500
       Customer list.............................................      2,000
       Non-compete agreement.....................................        500
       Workforce.................................................        200
       Goodwill..................................................      4,553
                                                                     -------
                                                                     $65,864
                                                                     =======

                         POWERWAVE TECHNOLOGIES, INC.

  The following unaudited proforma condensed consolidated results of operations assumes that the HP Acquisition had occurred on the first day of the Company's fiscal year ended December 28, 1997. The proforma condensed consolidated results of operations is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                               Years ended
                                                         -----------------------
                                                         January 3, December 28,
                                                            1999        1997
                                                         ---------- ------------
                                                          (in thousands, except
                                                           per share amounts)
     Net sales..........................................  $165,324    $186,909
     Net income (loss)..................................    (8,793)     11,852
     Earnings (loss) per share
       Basic............................................      (.51)        .70
       Diluted..........................................      (.51)        .68

Note 17. Selected Quarterly Financial Data (Unaudited)

                                                  Quarters Ended
                                    -------------------------------------------
                                    March 29, June 28, September 27, January 3,
                                      1998      1998       1998         1999
                                    --------- -------- ------------- ----------
                                     (in thousands, except per share amounts)
Fiscal 1998:
  Net sales........................  $22,650  $21,099     $16,456     $ 40,026
  Cost of sales....................   13,795   12,567      10,697       28,997
                                     -------  -------     -------     --------
  Gross profit.....................    8,855    8,532       5,759       11,029
  Operating expenses:
    Sales and marketing............    2,031    2,164       2,147        3,191
    Research and development.......    2,957    2,950       2,938        4,627
    General and administrative.....    1,236    1,204       1,329        2,002
    In-process research and
     development...................      --       --          --        12,400
                                     -------  -------     -------     --------
  Total operating expenses.........    6,224    6,318       6,414       22,220
                                     -------  -------     -------     --------
  Operating income (loss)..........    2,631    2,214        (655)     (11,191)
  Other income (loss)..............      845      745         845         (105)
                                     -------  -------     -------     --------
  Income (loss) before income
   taxes...........................    3,476    2,959         190      (11,296)
  Provision (benefit) for income
   taxes...........................    1,269    1,080          69       (4,123)
                                     -------  -------     -------     --------
  Net income (loss)................  $ 2,207  $ 1,879     $   121     $ (7,173)
                                     =======  =======     =======     ========
  Basic earnings (loss) per share..  $   .13  $   .11     $   .01     $   (.42)
  Diluted Earnings (loss) per
   share...........................  $   .13  $   .11     $   .01     $   (.42)
  Basic weighted average common
   shares..........................   17,136   17,140      17,188       17,248
  Diluted weighted average common
   shares..........................   17,353   17,466      17,347       17,248

                          POWERWAVE TECHNOLOGIES, INC.

                                                 Quarters Ended
                                  ---------------------------------------------
                                  March 30, June 29, September 28, December 28,
                                    1997      1997       1997          1997
                                  --------- -------- ------------- ------------
                                    (in thousands, except per share amounts)
Fiscal 1997:
  Net sales......................  $20,243  $27,360     $34,349      $37,757
  Cost of sales..................   11,528   16,857      20,565       22,077
                                   -------  -------     -------      -------
  Gross profit...................    8,715   10,503      13,784       15,680
  Operating expenses:
    Sales and marketing..........    1,581    2,141       2,341        2,990
    Research and development.....    2,211    2,385       3,342        3,545
    General and administrative...      943    1,019       1,361        1,566
                                   -------  -------     -------      -------
  Total operating expenses.......    4,735    5,545       7,044        8,101
                                   -------  -------     -------      -------
  Operating income...............    3,980    4,958       6,740        7,579
  Other income...................      473      571         720          837
                                   -------  -------     -------      -------
  Income before income taxes.....    4,453    5,529       7,460        8,416
  Provision for income taxes.....    1,692    2,101       2,760        3,114
                                   -------  -------     -------      -------
  Net income.....................  $ 2,761  $ 3,428     $ 4,700      $ 5,302
                                   =======  =======     =======      =======
  Basic earnings per share.......  $   .17  $   .21     $   .27      $   .30
  Diluted earnings per share.....  $   .17  $   .20     $   .26      $   .29
  Basic weighted average common
   shares........................   16,219   16,275      17,649       17,690
  Diluted weighted average common
   shares........................   16,728   16,856      18,072       18,039

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  John L. Clendenin, 65, has been non-executive Chairman of the Company's Board of Directors since January 3, 1999 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Coca-Cola Enterprises, Inc., Equifax Inc., National Service Industries, Inc., RJR Nabisco Holdings Corp., The Kroger Company, Springs Industries, Inc., The Home Depot, Inc. and Wachovia Corporation.

  Bruce C. Edwards, 45, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Diamond Multimedia Systems, Inc., HMT Technology Corporation and Metawave Communications Corporation.

  Gregory M. Avis, 40, has been a member of the Company's Board of Directors since October 1995. Mr. Avis has been a managing partner of Summit Partners, a venture capital investment firm, since January 1990. Mr. Avis also serves on the Board of Directors of Extended Systems, Inc. and Splash Technology Holdings, Inc.

  Alfonso G. Cordero, 58, one of the founders of the Company, has served as a director since the Company's inception. From June 1985 to January 1996, Mr. Cordero served as Chief Executive Officer of the Company and from January 1996 to January 1999 served as Chairman of the Company. Mr. Cordero is currently Chairman Emeritus of the Company and continues as a non-employee director of the Company. Mr. Cordero also serves on the Board of Directors of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C.

  David L. George, 45, has been a member of the Company's Board of Directors since November 1995. Mr. George has served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., an LMR network company, since February 1994. Mr. George also serves on the Board of Directors of ComSpace Corporation. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America.

  Eugene L. Goda, 63, has been a member of the Company's Board of Directors since November 1995. Since June 1997, Mr. Goda has served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., formerly known as Park Place Digitalk, a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

  Andrew J. Sukawaty, 43, has been a member of the Company's Board of Directors since May 1998. Mr. Sukawaty has served as Chief Executive Officer of Sprint PCS since September 1996. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited, a British diversified broadcast transmission and communications company, since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., a telecommunications holding company.

Executive Officers

  Stephen C. Cooper, 50, joined the Company in February 1999 as Executive Vice President, Operations. Prior to joining the Company, Mr. Cooper worked for Hewlett Packard Company for the past 25 years in a variety of management positions in the United States and Asia. Most recently, Mr. Cooper was the Operations Manager for the Hewlett Packard Power Amplifier business in Folsom, California which was acquired by Powerwave in October, 1998.

  Kevin T. Michaels, 40, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995 Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

  Anthony J. Zuanich, 55, joined the Company in June 1998 as Senior Vice President, Sales and Marketing. Prior to joining the Company, Mr. Zuanich was employed at Gregory Associates as Senior Vice President, Global Sales and Marketing from July 1995 to December 1997. From December 1973 to October 1994, Mr. Zuanich held various executive positions with Triad Systems Corporation, an integrated computer systems manufacturer.

ITEM 11. EXECUTIVE COMPENSATION

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 3, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 3, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 3, 1999.

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

 Exhibit
 Number                                Description
 -------                               -----------
  2.1    Amended and Restated Asset Purchase Agreement with Hewlett-Packard
         Company, dated as of October 9, 1998 (incorporated by reference to
         Exhibit 2.1 to the Company's Form 8-K as filed with the Securities and
         Exchange Commission on October 26, 1998)

  2.2    Purchase and Sale Agreement and Joint Escrow Instructions with
         Hewlett-Packard Company, dated as of August 31, 1998. (incorporated by reference to Exhibit 2.2to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 26, 1998)

  3.2    Form of Amended and Restated Certificate of Incorporation of the
         Company (incorporated by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

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

 10.3.1  Amendment No. 2 to Plan (incorporated by reference to Exhibit 10.3.1 to the Company's Registration Statement on Form-S-1 (File No. 333-
         28463) as filed with the Securities and Exchange Commission on June 4,
         1997)

 10.4    Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the "1996
         Plan") (incorporated by reference to Exhibit 10.4 to the Company's
         Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.6.2 Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (File No. 333-
         20549) as filed with the Securities and Exchange Commission on October
         8, 1998).

 10.7    Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the
         "Director Plan") (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8,
         1996).*

 10.7.1  Amendment No.1 to Director Plan (incorporated by reference to Exhibit
         4.7 to the Company's Registration Statement on Form S-8 (File No. 333-
         20549) as filed with the Securities and Exchange Commission on October
         8, 1998).

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

 10.13 Indemnification Agreement, dated October 10, 1995, between the Company and certain shareholders (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form-S-1 (File No. 333-
         13679) as filed with the Securities and Exchange Commission on October
         8, 1996).*

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

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.22.1 First Amendment to Credit Agreement, dated as of December 11, 1997
         (incorporated by reference to exhibit 10.22.1 to the Company's Annual
         Report on Form 10-K as filed with the Securities and Exchange
         Commission on February 27, 1998).

 10.22.2 Second Amendment to Credit Agreement dated as of April 28, 1998 between Powerwave Technologies, Inc. and Bank of America NT & SA
         (incorporated by reference to Exhibit 10.22.2 to the Company's
         Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August, 8 1998).

 10.22.3 Third Amendment to Credit Agreement dated as of July 28, 1998 between
         Powerwave Technologies, Inc. and Bank of America NT & SA (incorporated by reference to Exhibit 10.22.3 to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1998).

 10.23 Loan and Security Agreement, dated as of September 30, 1998, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company's Form 8-K as filed with the Securities and Exchange
         Commission on October 26, 1998).

 11.1    Computation of net income (loss) per share.

 21.1    Subsidiaries of the registrant.

 23.1    Independent Auditors' Consent

 27.1    Financial Data Schedule.

 99.1    Press Release dated October 9, 1998 (incorporated by reference to
         Exhibit 99.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 26, 1998).

 99.2 Financial Statements of the Business acquired (incorporated by reference to Exhibit 99.2 to the Company's Form 8-KA as filed with the Securities and Exchange Commission on December 28, 1998).

 Exhibit
 Number                               Description
 -------                              -----------
 99.3    Pro Forma Financial Statements (incorporated by reference to Exhibit
         99.3 to the Company's Form 8-K/A as filed with the Securities and
         Exchange Commission on December 28, 1998).

--------
 * Indicates Item 14(a)(3) exhibit.

  (b) Items reported on Form 8-K in Fourth Quarter

    On August 31, 1998, the Company announced that it signed a definitive agreement with Hewlett-Packard Company ("HP") under which the Company would acquire HP's radio frequency RF power amplifier business and its manufacturing facility in Folsom, California. The acquisition would include certain assets and liabilities, operations and the business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. The acquisition was completed on October 9, 1998 and the cash price paid including acquisition costs was approximately $58.5 million. The Company financed the acquisition utilizing $25 million of a new $35 million secured credit facility. This credit facility is secured by a pledge of all of the Company's assets and contains various financial operating covenants. The Company utilized its existing cash balances for the remainder of the cash purchase price paid on October 9, 1998.

  (c) Financial Statements Schedule

    Schedule Valuation and Qualifying Accounts

  Powerwave Technologies, Powerwave and the Powerwave Technologies logo are registered trademarks of Powerwave Technologies, Inc.

  All other products or service names mentioned herein may be trademarks or registered trademarks of their respective owners.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 22nd day of February, 1999.

                                          POWERWAVE TECHNOLOGIES, INC.

                                                   /s/ Bruce C. Edwards
                                          By: _________________________________
                                                      Bruce C. Edwards
                                               President and Chief Executive
                                                          Officer

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

             Signature                           Title                   Date
             ---------                           -----                   ----

      /s/ Bruce C. Edwards           President, Chief Executive     February 22, 1999
____________________________________  Officer and Director
          Bruce C. Edwards            (Principal Executive
                                      Officer)

     /s/ Kevin T. Michaels           Vice President, Finance and    February 22, 1999
____________________________________  Chief Financial Officer
         Kevin T. Michaels            (Principal Accounting
                                      Officer)

     /s/ John L. Clendenin           Chairman of the Board          February 22, 1999
____________________________________
         John L. Clendenin

     /s/ Alfonso G. Cordero          Director                       February 22, 1999
____________________________________
         Alfonso G. Cordero

      /s/ Gregory M. Avis            Director                       February 22, 1999
____________________________________
          Gregory M. Avis

       /s/ Eugene L. Goda            Director                       February 22, 1999
____________________________________
           Eugene L. Goda

      /s/ David L. George            Director                       February 22, 1999
____________________________________
          David L. George

     /s/ Andrew J. Sukawaty          Director                       February 22, 1999
____________________________________
         Andrew J. Sukawaty

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                           Balance at Charges to             Balance at
                           Beginning  Costs and                End of
Description                of Period   Expenses   Deductions   Period
-----------                ---------- ----------  ---------- ----------
Year ended January 3,
 1999:
  Allowance for doubtful
   accounts...............   $  769     $  525      $ (24)     $1,270
  Inventory reserves......   $2,518     $3,468(1)   $(902)     $5,084
Year ended December 28,
 1997:
  Allowance for doubtful
   accounts...............   $  485     $  752      $(468)     $  769
  Inventory reserves......   $1,401     $1,120      $  (3)     $2,518
Year ended December 29,
 1996:
  Allowance for doubtful
   accounts...............   $  123     $  377      $ (15)     $  485
  Inventory reserves......   $  792     $1,008      $(399)     $1,401

--------
(1) Includes inventory reserves recorded as part of the HP Acquisition.