Form 10-K405/A
period 1999-01-03
POWERWAVE TECHNOLOGIES INC
filed 1999-05-03
CIK 1023362

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

     For the transition period from ____________ to ____________

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

     As of April 5, 1999 the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $470,097,566, computed using the closing price of $27.5625 per share of Common Stock on April 5, 1999 as reported by Nasdaq, based on the assumption that directors and officers and more than 10% shareholders are affiliates. As of April 5, 1999, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 19,776,310.

                                   PART III

Item 11.  Executive Compensation

Summary Compensation

     The following table sets forth summary information concerning compensation paid by, or accrued for services rendered to, the Company in all capacities during the past three fiscal years to the Company's Chief Executive Officer and to each of the three additional officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                          Summary Compensation Table
                          --------------------------

                                                                           Long-term
                                                         Annual           Compensation
                                                       Compensation          Awards
                                                   ---------------------  ------------      All Other
Name and Principal Position                 Year   Salary ($)  Bonus ($)   Options (#)   Compensation ($)
---------------------------                 ----   ----------  ---------  ------------   ----------------
Alfonso G. Cordero.......................   1998      102,066          -             -         34,758(1)
   Chairman (2)                             1997       85,000    430,000             -         39,813
                                            1996       85,000    250,000             -         12,691

Bruce C. Edwards (3).....................   1998      179,230          -        75,000          3,474(4)
   President and Chief Executive Officer    1997      135,000    375,000             -         15,400
                                            1996      114,230    175,000       450,000            208

Kevin T. Michaels (5)....................   1998      124,230          -        50,000          5,289(6)
   Vice President, Finance,                 1997       99,231     90,000             -         13,943
   Chief Financial Officer and Secretary    1996       48,642     40,000        90,000          1,083

Anthony J. Zuanich(7)....................   1998       94,230          -       100,000        121,177(8)
   Senior Vice President, Sales and
   Marketing

_________________

(1) Included in this amount is the Company's 401(k) plan matching contribution of $1,456, health care coverage of $1,898, life insurance premiums of $17,779 and $13,625 of automobile expenses.
(2)  Mr. Cordero retired as Chairman effective January 3, 1999.
(3) Bruce C. Edwards joined the Company as President and Chief Executive Officer in February 1996.
(4) Included in this amount is the Company's 401(k) plan matching contribution of $2,000 and health care coverage of $1,474.
(5) Kevin T. Michaels joined the company as Vice President, Finance and Chief Financial Officer in June 1996.
(6) Included in this amount is the Company's 401(k) plan matching contribution of $2,000 and health care coverage of $3,289.
(7) Anthony J. Zuanich joined the Company as Senior Vice President, Sales and Marketing in June of 1998 at a base salary of $175,000 and an annual commission of $75,000.
(8) Includes $40,385 of annual commission, $80,000 of relocation expenses and health care coverage of $792.

Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of options to each of the Company's Named Executive Officers during the fiscal year ended January 3, 1999. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent the Company's estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

                        Option Grants During Fiscal 1998

                                                                                     Potential Realizable
                         Number of      % of Total                                     Value at Assumed
                        Securities        Options                                 Annual Rates of Stock Price
                        Underlying      Granted to      Exercise                 Appreciation for Option Term
                          Options      Employees in       Price     Expiration   ----------------------------
      Name              Granted (#)   Fiscal Year (1)   ($/Share)    Date (2)         5%              10%
      ----              -----------   ---------------   ---------   ----------   ------------     -----------
Bruce C. Edwards            75,000         4.62%          $13.750    02/10/08       648,548         1,643,547
Kevin T. Michaels           50,000         3.08%          $13.750    02/10/08       432,365         1,095,698
Anthony J. Zuanich         100,000         6.16%          $17.875    06/01/08     1,124,149         2,848,815

(1) Options to purchase an aggregate of 1,624,050 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended January 3, 1999.
(2) Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

Aggregated Option Exercises in Last Fiscal Year and Year End Value Table

     The following table sets forth certain information concerning the exercise of options by each of the Company's Named Executive Officers during the fiscal year ended January 3, 1999, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of January 3, 1999. Also reported are the values for "in the money" options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of common stock.

                 Aggregated Option Exercises during Fiscal 1998
                      and Option Values on January 3, 1999

                                                                                            Value of
                                                        Number of Unexercised       Unexercised In-the-Money
                          Shares                         Options at 01/03/99         Options at 01/03/99 (2)
                         Acquired        Value       ---------------------------   ---------------------------
      Name              on Exercise   Realized (1)   Exercisable   Unexercisable   Exercisable   Unexercisable
      ----              -----------   ------------   -----------   -------------   -----------   -------------
Bruce C. Edwards          178,125      $1,019,137       37,500         196,875       $598,437      $2,310,546
Kevin T. Michaels               -               -       31,250          83,750       $436,198      $  714,844
Anthony J. Zuanich              -               -            -         100,000              -      $   75,000

(1)  Market value on the date of exercise of shares, less option exercise price.
(2) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value per share is deemed to be $18.625, the closing common stock price reported by Nasdaq on December 31, 1998.

Compensation of Directors

  For fiscal 1998, the Company's non-employee directors, other than Gregory M. Avis who waived his fees, received a retainer fee of $20,000 per year payable in quarterly installments and $1,000 per meeting attended of the Board of Directors. The non-executive Chairman of the Board of Directors receives an additional retainer fee of $20,000 per year payable in quarterly installments. Directors of the Company who are also employees receive no additional compensation for their services as a director.

  Effective December 5, 1998, each of the non-employee directors and non-affiliated directors (Messrs. Clendenin, George, Goda and Sukawaty) were granted an option to purchase 5,000 shares of Common Stock at an exercise price of $12.4375 per share under the 1996 Director Stock Option Plan. Upon their appointment as directors in May of 1998, Mr. Clendenin and Mr. Sukawaty were each granted an option to purchase 30,000 shares of Common Stock at an exercise price of $18.125 per share. On December 2, 1998, Mr. Clendenin was granted an option to purchase 20,000 shares of Common Stock at an exercise price of $11.875 per share, in relation to his appointment as non-executive Chairman of the Board of Directors, which became effective January 3, 1999.

Compensation Committee Interlocks and Insider Participation

  During fiscal 1998, the Compensation Committee consisted of John L. Clendenin, Eugene L. Goda and Andrew J. Sukawaty, none of whom served as an employee of the Company.

Board Compensation Committee Report on Executive Compensation

  The Company's compensation policies applicable to its executive officers are administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee is made up of three non-employee directors. The Company's executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize shareholder value. The programs are designed to enhance shareholder value by aligning the financial interests of the executive officers of the Company with those of its shareholders.

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

  Base Salary. Salaries paid to executive officers (other than the Chairman and the Chief Executive Officer) are reviewed annually by the Chairman and the Chief Executive Officer based upon their assessment of the nature of the position and the contribution, experience and Company tenure of the executive officer. The Chairman and the Chief Executive Officer review all salary recommendations with the Committee. The Chairman reviews any salary recommendations for the Chief Executive Officer with the Committee, which then approves or disapproves such recommendations. The Committee, excluding the Chairman, reviews the salary of the Chairman and establishes the Chairman's salary based upon their assessment of the performance of the Chairman and his contribution to the Company. Mr. Cordero retired as employee Chairman effective January 3, 1999. Mr. Clendenin serves as non-executive Chairman of the Board of Directors.

  Annual Management Bonus. Annual management bonuses for executive officers of the Company are based upon individual and corporate performance objectives and are paid from a Company-wide bonus pool. The size of the bonus pool is based upon overall Company performance as compared to both budgeted and prior fiscal year performance and the extent to which the Company achieved its overall financial goals of growth in earnings and return on shareholder's equity and the executive's achievement of their individual goals and objectives. The amount of the bonus pool is subject to the approval of the Committee. Once the overall bonus pool is approved, the Company's senior management makes individual bonus recommendations to the Chief Executive Officer, within the limits of the pool, for eligible employees based upon an evaluation of their individual performance and contribution to the Company's overall performance. There were no management bonuses paid to executive officers in fiscal 1998.

  Stock Options. Stock options are designed to align the interests of executives with those of the shareholders. Stock option grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance or as an incentive for continual service with the Company as well as continued superior performance. The Chief Executive Officer recommends the number of options to be granted, within a range associated with the individual executive's salary level, and presents this to the Committee and the entire Board of Directors for their review and approval. The Committee takes into account the total compensation offered to its executives when considering the number of options awarded. The Chief Executive and the Chief Financial Officer comprise the members of the Company's Option Committee, and are empowered by the Board of Directors and the Committee to grant options to non-officer employees of the Company up to a grant amount of 20,000 shares per employee. All grants for employees of the Company in excess of this amount are submitted to the Committee for approval. All grants for officers of the Company are submitted to both the Committee and the entire Board of Directors for approval.

  CEO Compensation. The Chief Executive Officer participates in the compensation program discussed above. The Compensation Committee set the base salary for Mr. Edwards, the Company's Chief Executive Officer, at a level of $185,000 effective February 1998 based upon the fact that the Company had achieved record sales during fiscal 1997. The Compensation Committee awarded Mr. Edwards a stock option grant of 75,000 shares of Common Stock during fiscal 1998 as an incentive for continual service with the Company.

Policy Regarding Section 162(m) of the Internal Revenue Code

  The Committee has reviewed the Company's executive compensation plans to determine if revisions may be necessary due to provisions of Section 162(m) of the Internal Revenue Code which generally disallows a tax deduction to public corporations for compensation paid to any of the corporation's executive officers in excess of $1,000,000 during any fiscal year. It is the current policy of the Committee to preserve, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its shareholders. The Committee is reviewing the Company's existing executive compensation plans and will propose changes, if necessary and reasonable, to ensure compliance with the provisions of Section 162(m) which allow performance-based compensation to be excluded from the deduction limits.

  Compensation Committee Members:

  John L. Clendenin
  Eugene L. Goda
  Andrew J. Sukawaty

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

                        [PERFORMANCE GRAPH APPEARS HERE]

                             POWERWAVE                   S&P
Measurement Period           TECHNOLOGIES,    S&P 500    COMMUNICATIONS
(Fiscal Year Covered)        INC.             INDEX      EQUIPMENT
---------------------        -------------    -------    --------------
Measurement Pt-12/06/96      $100             $100       $100
FYE 12/96                    $130             $ 98       $ 99
FYE 12/97                    $122             $131       $129
FYE 12/98                    $162             $168       $227

Item 12. Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

  The following table sets forth information concerning the ownership of the Company's outstanding Common Stock as of April 5, 1999, except as otherwise noted, by persons who are directors, Named Executive Officers (as defined under the heading "Summary Compensation"), nominees or persons known to the Company to be beneficial owners of five percent or more of its outstanding Common Stock. The table also includes the stock ownership of all directors and Named Executive Officers of the Company as a group.

                                             Number of Shares     Percentage of
                                               Beneficially         Shares
Name of Beneficial Owner                        Owned (1)        Outstanding (1)
------------------------                    ------------------   ---------------
Alfonso G. Cordero (2)....................      2,415,784             12.2%
Stephen C. Cooper.........................              -                -
Bruce C. Edwards (3)......................        337,500              1.7%
Kevin T. Michaels (4).....................         34,457                *
Anthony J. Zuanich........................          1,000                *
John L. Clendenin (5).....................         13,625                *
Gregory M. Avis...........................              -                -
David L. George  (6)......................         13,875                *
Eugene L. Goda  (7).......................         16,875                *
Andrew J. Sukawaty (8)....................          8,125                *
All Executive Officers and Directors
as a Group (10 persons) (9)...............      2,841,241             14.4%
-------------------

* Less than 1%
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 5, 1999, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. As of April 5, 1999, the Company had a total of 19,776,310 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.
(2) Includes 22,500 shares owned by Mr. Cordero's spouse. Mr. Cordero disclaims beneficial ownership of such shares. Also includes 522,618 shares subject to redemption by the Company for shares of Common Stock issued by the Company in excess of 1,095,000 pursuant to the exercise of
     stock options under the 1995 Stock Option Plan.   See "Transactions with
     Management and Others."
(3) Includes options exercisable for 37,500 shares within 60 days of April 5, 1999.
(4) Includes options exercisable for 33,625 shares within 60 days of April 5, 1999.
(5) Includes options exercisable for 10,625 shares within 60 days of April 5, 1999.
(6) Consists of options exercisable for 13,875 shares within 60 days of April 5, 1999.
(7) Consists of options exercisable for 16,875 shares within 60 days of April 5, 1999.
(8) Consists of options exercisable for 8,125 shares within 60 days of April 5, 1999.
(9) Includes 522,618 shares subject to redemption by the Company (see note 2) and options exercisable for 120,625 shares within 60 days of April 5, 1999 (see notes 3, 4, 5, 6,7, and 8).

Section 16(a) Beneficial Ownership and Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership with the Securities and Exchange Commission ("SEC") and Nasdaq. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on a review of the copies of such forms received by the Company and on written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, during the period from December 29, 1997 to January 3, 1999, all filing requirements applicable to its directors, executive officers and greater than ten-percent beneficial owners were met.

Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

  David L. George, a member of the Board of Directors of the Company, is an Executive Vice President and Director of ComSpace Corporation. Alfonso G. Cordero, a director and Chairman Emeritus of the Company, is also a member of the Board of Directors of ComSpace Corporation. During fiscal 1997, ComSpace Corporation was a customer of the Company and purchased products from the Company on terms which management believes were no less favorable than could otherwise be obtained from unaffiliated third parties. Sales to ComSpace Corporation were $0 in fiscal 1998 and less than $35,000 in fiscal 1997.

  Pursuant to a Stockholders' Agreement dated October 10, 1995, as amended, the Company and its then existing shareholders (the "Founders") agreed that the Company would redeem from the Founders, on a pro rata basis, an equal number of shares of Common Stock for each share of Common Stock in excess of 1,095,000 issued by the Company upon the exercise of Company stock options granted under the 1995 Stock Option Plan ("the 1995 Plan") at a redemption price equal to the exercise price for such option. Up to 1,938,615 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Effective December 5, 1996, those certain shareholders and the Company agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 843,615 shares of the Company's Common Stock. In connection with entering into the Stockholders' Agreement, the Company amended the 1995 Plan to provide that all option grants in excess of 1,050,000 are subject to the approval of Alfonso G. Cordero and to give Mr. Cordero the right to terminate the granting of additional option grants under the 1995 Plan. As of April 5, 1999, a total of 1,016,995 options have been exercised under the 1995 Plan and there were 920,690 options outstanding under the 1995 Plan.

  The Company leases its operating facility from CNH, LLC, a California limited liability company (the "LLC") owned by the holders of approximately 15% of the Company's Common Stock outstanding as of January 3, 1999, including Mr. Cordero. The lease expires on July 15, 2006. Total rent paid in fiscal 1998 to the LLC was $714,810.

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


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


Exhibit
Number                               Description
------                               -----------


2.1 Amended and Restated Asset Purchase Agreement with Hewlett-Packard Company, dated as of October 9, 1998 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 26, 1998)

2.2 Purchase and Sale Agreement and Joint Escrow Instructions with Hewlett-Packard Company, dated as of August 31, 1998. (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 26, 1998)

3.2 Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

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

10.1 Milcom International, Inc. 1995 Stock Option Plan (the "1995 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.2 Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3         Amendment No. 1 to 1995 Plan (incorporated by reference to Exhibit
             10.3 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3.1       Amendment No. 2 to 1995 Plan (incorporated by reference to Exhibit
             10.3.1 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997)

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

10.6.2       Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit
             4.6 to the Company's Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).

10.7 Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the "Director Plan") (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8,
             1996).*

10.7.1       Amendment No.1 to Director Plan (incorporated by reference to
             Exhibit 4.7 to the Company's Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).

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

11.1 Computation of net income (loss) per share (incorporated by reference to Exhibit 11.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 1999).

21.1 Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 1999).

23.1         Independent Auditors' Consent (incorporated by reference to Exhibit
             23.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 1999).

Exhibit
Number                             Description
-------                            -----------


27.1 Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 23, 1999).

99.1         Press Release dated October 9, 1998 (incorporated by reference to
             Exhibit 99.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on October 26, 1998).

99.2 Financial Statements of the Business acquired (incorporated by reference to Exhibit 99.2 to the Company's Form 8-K/A as filed with the Securities and Exchange Commission on December 28, 1998).

99.3         Pro Forma Financial Statements (incorporated by reference to
             Exhibit 99.3 to the Company's Form 8-K/A as filed with the Securities and Exchange Commission on December 28, 1998).

---------------
             *Indicates Item 14(a)(3) exhibit.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 3rd day of May, 1999.

                                   POWERWAVE TECHNOLOGIES, INC.

                           By:   /s/  Kevin T. Michaels
                              --------------------------------
                                      Kevin T. Michaels
                             Vice President, Finance and Chief Financial Officer