Form 10-Q
period 1999-04-04
POWERWAVE TECHNOLOGIES INC
filed 1999-05-19
CIK 1023362

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended April 4, 1999

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from     _____to_____


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

                           ________________________



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [_]


     As of May 14, 1999, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 19,885,648.

================================================================================

                         POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                                                         Page
                                                                                                                         ----
Part I.  Financial Information
         Item 1.  Financial Statements

                             Consolidated Balance Sheets at April 4, 1999 (Unaudited)
                               and January 3, 1999                                                                         3

                             Consolidated Statements of Operations (Unaudited) for the three months ended
                               April 4, 1999 and March 29, 1998                                                            4

                             Consolidated Statements of Cash Flows (Unaudited) for the three months ended
                               April 4, 1999 and March 29, 1998                                                            5

                             Notes to Consolidated Financial Statements (Unaudited)                                        6-8



         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    9-27

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                               28

Part II.  Other Information


          Item 6. Exhibits and Reports on Form 8-K                                                                         29



Signatures                                                                                                                 30

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on beliefs of and estimates made by and information currently available to the Company's management. Such statements are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from those projected or implied. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under
Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                         POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)



                                                                                      April 4,            January 3,
                                                                                        1999                 1999
                                                                                    -------------        -------------
ASSETS:                                                                              (Unaudited)
Current Assets:
  Cash and cash equivalents.......................................................      $ 54,008            $ 13,307
  Accounts receivable, net of allowance for doubtful accounts of $1,270
    at April 4, 1999 and January 3, 1999..........................................        29,979              31,212
  Inventories, net................................................................        30,581              28,583
  Prepaid expenses and other current assets.......................................         1,563               1,633
  Deferred tax assets.............................................................         3,303               3,303
                                                                                        --------            --------
     Total current assets.........................................................       119,434              78,038

Property and equipment............................................................        27,889              26,286
Less accumulated depreciation and amortization....................................        (7,116)             (5,838)
                                                                                        --------            --------
  Net property and equipment......................................................        20,773              20,448
                                                                                        --------            --------
Assets held for sale, net.........................................................         8,122               8,122
Intangible assets, net............................................................        17,018              17,916
Deferred tax assets...............................................................         4,254               4,254
Other non-current assets..........................................................         3,032               3,207
                                                                                        --------            --------
TOTAL ASSETS......................................................................      $172,633            $131,985
                                                                                        ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable................................................................      $ 21,358            $ 18,667
  Accrued expenses and other liabilities..........................................        13,448              13,918
  Current portion of long-term debt...............................................           512               6,528
  Income taxes payable............................................................         3,078               3,715
                                                                                        --------            --------
     Total current liabilities....................................................        38,396              42,828

Long-term debt, net of current portion............................................            12              17,621
Other non-current liabilities.....................................................           498                 466
                                                                                        --------            --------
     Total liabilities............................................................        38,906              60,915
                                                                                        --------            --------

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
    Outstanding...................................................................            --                  --
  Common Stock, $.0001 par value, 40,000 shares authorized, 19,776 shares issued and outstanding at April 4, 1999 and 17,956 shares
    issued and 17,250 shares outstanding at January 3, 1999.......................       115,177              65,027
  Retained earnings...............................................................        30,781              28,729
  Less treasury stock at cost.....................................................       (12,231)            (22,686)
                                                                                        --------            --------
     Total shareholders' equity...................................................       133,727              71,070
                                                                                        --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................      $172,633            $131,985
                                                                                        ========            ========

   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                                                  Three Months Ended
                                                                         ------------------------------------
                                                                             April 4,             March 29,
                                                                               1999                  1998
                                                                         -----------------       ------------
Net sales..............................................................          $56,024              $22,650
Cost of sales..........................................................           41,010               13,795
                                                                                 -------              -------
Gross profit...........................................................           15,014                8,855
Operating expenses:
  Sales and marketing..................................................            3,578                2,031
  Research and development.............................................            5,295                2,957
  General and administrative...........................................            2,691                1,236
                                                                                 -------              -------
Total operating expenses...............................................           11,564                6,224

Operating income.......................................................            3,450                2,631
Other income (expense), net............................................             (219)                 845
                                                                                 -------              -------

Income before income taxes.............................................            3,231                3,476
Provision for income taxes.............................................            1,179                1,269
                                                                                 -------              -------

Net income.............................................................          $ 2,052              $ 2,207
                                                                                 =======              =======
Basic earnings per share...............................................             $.11                 $.13
                                                                                 =======              =======
Diluted earnings per share.............................................             $.11                 $.13
                                                                                 =======              =======
Basic weighted average common shares...................................           18,005               17,136
                                                                                 =======              =======
Diluted weighted average common shares.................................           18,584               17,353
                                                                                 =======              =======




  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                      Three Months Ended
                                                                                ------------------------------
                                                                                   April 4,         March 29,
                                                                                     1999             1998
                                                                                -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................    $       2,052      $     2,207
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization...........................................            2,175              620
    Provision for doubtful accounts.........................................               --              108
    Provision for inventory reserves........................................              200              866
    Compensation costs related to stock options.............................                8               10
  Changes in current assets and liabilities:
    Accounts receivable.....................................................            1,233             (210)
    Inventories.............................................................           (2,198)          (1,571)
    Prepaid expenses and other current assets...............................               70              113
    Accounts payable........................................................            2,691           (3,548)
    Accrued expenses and other liabilities..................................             (470)          (3,240)
    Income taxes payable....................................................              973             (718)
  Other non-current assets..................................................              175               67
  Other non-current liabilities.............................................               32               69
                                                                                -------------      -----------
      Net cash provided by (used in) operating activities...................            6,941           (5,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................................           (1,602)          (1,597)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................................          (23,625)            (123)
  Issuance of Common Stock..................................................           58,129              273
  Repurchase of Common Stock................................................               --           (3,741)
  Proceeds from exercise of stock options...................................              858              395
                                                                                -------------      -----------
      Net cash provided by (used in) financing activities...................           35,362           (3,196)
                                                                                -------------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................           40,701          (10,020)
CASH AND CASH EQUIVALENTS, beginning of period..............................           13,307           67,433
                                                                                -------------      -----------
CASH AND CASH EQUIVALENTS, end of period....................................    $      54,008      $    57,413
                                                                                =============      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................................    $         936      $        53
                                                                                =============      ===========
    Income taxes............................................................    $         258      $     1,835
                                                                                =============      ===========

NON CASH ITEMS:
    Tax benefit related to stock option exercises...........................    $       1,529      $       377
                                                                                =============      ===========
    Tax benefit related to issuance of Common Stock under the Employee
     Stock Purchase Plan....................................................    $          81      $         8
                                                                                =============      ===========

        The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 April 4, 1999

Basis of Presentation

  The accompanying consolidated financial statements have been prepared by the Company without audit (except for balance sheet information as of January 3, 1999) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999. The accounting policies followed by the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

  The results of operations for the three months ended April 4, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ended January 2, 2000, (fiscal year 1999). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

Earnings Per Share

  Effective December 28, 1997, the Company adopted SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic earnings per share are based upon the weighted average number of common shares outstanding. Diluted earnings per share are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method.

New Accounting Pronouncements

  The Company adopted SFAS No. 130, Reporting Comprehensive Income for the quarterly periods beginning in fiscal 1998. For the three-month periods presented, the Company has no differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

  The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In accordance with SFAS No. 131, the Company has disclosed below certain information about operating segments and certain information about the Company's products, geographic areas to which the Company sells its products, and major customers.

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

Segment Information

  Utilizing the management approach, the Company has broken down its business based upon the RF frequency in which the product is utilized in, i.e., cellular, PCS, LMR and WLL and other. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit (loss).

                                                                                Business Segments
                                                          --------------------------------------------------------------
                                                                                  (in thousands)
                                                                                                   WLL and
                                                           Cellular       PCS           LMR         Other       Total
                                                          ----------  ------------  -----------  -----------  ----------
Three months ended April 4, 1999
Net sales...............................................     $38,953      $16,802        $ 269         $ --      $56,024
Cost of sales...........................................      27,933       12,134          943           --       41,010
                                                          ----------  ------------  -----------  -----------  ----------
Gross profit (loss).....................................     $11,020      $ 4,668        $(674)        $ --      $15,014
                                                          ==========  ============  ===========  ===========  ==========

Three months ended March 29, 1998
Net sales...............................................     $19,788      $ 1,919        $ 936         $  7      $22,650
Cost of sales...........................................      10,624        2,121          983           67       13,795
                                                          ----------  ------------  -----------  -----------  ----------
Gross profit (loss).....................................     $ 9,164      $  (202)       $ (47)        $(60)     $ 8,855
                                                          ==========  ============  ===========  ===========  ==========

  The following schedule presents an analysis of the Company's net sales based upon the country to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. International sales include sales to all other foreign countries.

                                                                          North
                                                                        American       International       Total
                                                                     ---------------  ----------------  ------------
   Sales for the three months ended April 4, 1999..................      $39,294           $16,730         $56,024
   Sales for the three months ended March 29, 1998.................      $11,447           $11,203         $22,650

  For the three months ended April 4, 1999 and March 29, 1998, sales to the Company's South Korean customers accounted for approximately $9.8 million and $10.2 million, respectively.

  The Company's product sales have historically been concentrated in a small number of customers. During the three months ended April 4, 1999 and March 29, 1998 sales to four customers (five customers for the three months ended March 29, 1998) totaled $48.3 million, and $18.8 million, or 86% and 83% of total sales, respectively.

Stock Option Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the three months ended April 4, 1999:

                                                               Number of
                                                               Options
                                                               Exercisable
                                   Number of     Price per     as of
                                    Shares        Share        April 4, 1999
                                   ---------   --------------  -------------
     Balance at January 3, 1999    2,715,102   $  2.47-$31.75

      Granted                        437,600   $ 18.38-$28.59
      Exercised                     (194,845)  $  2.47-$17.63
      Canceled                       (36,182)  $  4.00-$19.19
                                   ---------
     Balance at April 4, 1999      2,921,675   $  2.47-$31.75      742,714
                                   =========

Employee Stock Purchase Plan

  The fourth offering under the Company's Employee Stock Purchase Plan (the "Purchase Plan") concluded on January 31, 1999, with 31,789 shares of the Company's Common Stock purchased under the Purchase Plan. At April 4, 1999 there were rights to purchase approximately 10,500 shares of Common Stock outstanding under the Purchase Plan's fifth offering, which will conclude on July 31, 1999.

The HP Acquisition

  On October 9, 1998, the Company completed the purchase of Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California and its production equipment and manufacturing lines located in Malaysia, for a total purchase price of approximately $65.9 million (the "HP Acquisition). Approximately $57.4 million of the total purchase price was paid to HP in cash, approximately $1.1 million
was in acquisition costs and the balance related to assumed liabilities.   This
business was part of HP's Wireless Infrastructure Division and was focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. Since the acquisition date, the Company has transferred the Malaysian production equipment and manufacturing lines to its Irvine, California facility. The Company is also in the process of transferring the Folsom facility manufacturing lines to its Irvine facility and currently excepts to complete the closure of the Folsom manufacturing facility in the second half of 1999. The Company also intends to maintain a research and development location in the Folsom area. The Company is currently in the process of negotiating the sale of the Folsom facility to a third party.

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

  The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and an estimate of the costs to complete the projects. For more information on the HP Acquisition, please refer to Note 16 of Notes to Consolidated Financial Statements of the Company for the fiscal year ended January 3, 1999.

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

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended April 4, 1999 and March 29, 1998.

                                    As a Percentage of Net Sales
                                         Three Months Ended
                                   ------------------------------
                                      April 4,       March 29,
                                        1999            1998
                                   --------------  --------------
Net sales                                  100.0%          100.0%
Cost of sales                               73.2            60.9
                                           -----           -----
Gross profit                                26.8            39.1
Operating expenses:
     Sales and marketing                     6.4             9.0
     Research and development                9.4            13.1
     General and administrative              4.8             5.4
                                           -----           -----
Total operating expenses                    20.6            27.5
                                           -----           -----

Operating income                             6.2            11.6
Other income (expense), net                 (0.4)            3.7
                                           -----           -----

Income before income taxes                   5.8            15.3
Provision for income taxes                   2.1             5.6
                                           -----           -----

Net income                                   3.7%            9.7%
                                           =====           =====

Three months ended April 4, 1999 and March 29, 1998

Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 147% to $56.0 million for the quarter ended April 4, 1999 from $22.7 million for the quarter ended March 29, 1998. The growth in revenue was due to increased sales of the Company's cellular and PCS products. The quarter ended April 4, 1999 also includes revenues from the sales of products acquired in the HP Acquisition in October 1998. For the quarter ended April 4, 1999, total sales of cellular products (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 70% of revenues or $39.0 million, compared to approximately 87% of revenues or $19.8 million for the quarter ended March 29, 1998. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 30% of revenues or $16.8 million for the first quarter of 1999, compared to approximately 9% or $1.9 million for the first quarter in 1998. Sales of Land Mobile Radio ("LMR") amplifiers accounted for less than 1% of revenues or $0.3 million for the quarter ended April 4, 1999, compared to approximately 4% of revenues or $0.9 million for the quarter ended March 29, 1998.

  Total sales to North American (includes Canada and Mexico) customers accounted for approximately 70% of revenues or $39.3 million for the quarter ended April 4, 1999, compared with approximately 51% or $11.4 million for the quarter ended March 29, 1998. The Company's total international sales (excluding North American sales) accounted for approximately 30% of revenues or $16.7 million for the quarter ended April 4, 1999, compared with approximately 49% or $11.2 million for the quarter ended March 29, 1998. Total Asian sales (which predominately includes sales to South Korea) decreased slightly to $9.8 million for the quarter ended April 4, 1999 from $10.2 million for the quarter ended March 29, 1998. Total Asian sales accounted for approximately 18% of revenues in the first quarter of 1999 compared to approximately 45% of revenues in the first quarter of 1998. During fiscal 1998, the Company experienced postponement, rescheduling and cancellation of orders from its South Korean customers which the Company believes was due to the economic crisis in South Korea, and Asia in general, which reduced South Korean wireless service operators demand for the Company's products. At this time, the Company is unable to predict if such order fluctuations, including cancellations, will continue to be experienced from its customers in Asia or any other areas that have or may have economic and or financial crisis. See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; Our Success is Tied to the Growth of the Wireless Services Market; There are Many Risks Associated With International Operations; and Over the Last Three Years, We Have Had a Reliance upon the South Korean Market."

  From 1995 through 1998, the Company obtained a significant percentage of its revenues from sales to customers in the Asian marketplace, with specific emphasis on the South Korean market. For fiscal year 1997, approximately 83% of revenues or $99.3 million of sales came from customers in South Korea. For fiscal year 1998, total sales to South Korean customers accounted for approximately 30% of revenues or $30.2 million. The decrease in sales to customers in South Korea, the Company believes, was a result of the Asian economic and financial crisis which impacted South Korea, and Asia in general, throughout 1998. The financial and economic crisis reduced South Korean wireless service operator's demand for the Company's products. Given the continuing unstable economic environment within South Korea and Asia in general, the Company is unable to estimate the level of future deployments of both the South Korean digital cellular CDMA and PCS networks or when such deployments can be expected to be completed. The reduction and stoppage of these deployments during the first quarter of 1998 did have an adverse effect on the Company's revenues and business with its South Korean customers and its results of operations. The Company is currently unable to predict when, if ever, its South Korean customers' business will stabilize completely. The Company continues to operate in South Korean and Asia and does not currently plan any reduction in its operations in this region. Any future delay, rescheduling or cancellation of these deployments or customer orders could have an adverse effect on the Company's business, results of operations and financial condition. For additional information see "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; Our Success is Tied to the Growth of the Wireless Services Market; There are Many Risks Associated With International Operations; and Over the Last Three Years, We Have Had a Reliance upon the South Korean Market."

  Sales to customers in countries outside of Asia, primarily in North America and Europe, increased approximately 271% to $46.2 million for the quarter ended April 4, 1999 from $12.5 million for the quarter ended March 29, 1998. For the first quarter ended April 4, 1999, total sales to Northern Telecom Limited and related entities ("Nortel") accounted for approximately 55% of revenues and sales to Lucent Technologies, Inc. ("Lucent") accounted for over 10% of the revenues for the quarter. As a comparison, for the first quarter ended March 29, 1998, the Company's five largest customers in alphabetical order were BellSouth Cellular Corp. and related entities ("BellSouth"), LG Information & Communications, Ltd. ("LGIC"), Metawave Communications Corporation ("Metawave"), Nortel and Samsung Electronics Co. Ltd. ("Samsung"), each of which accounted for more than 10% of the Company's net sales for the quarter, and in the aggregate accounted for approximately $18.8 million or 83% of revenues for the first quarter of 1998. As part of the HP Acquisition, the Company significantly increased its sales to Nortel and added Lucent as a customer. There can be no assurance that the Company will continue to be successful in attracting new customers or retaining or increasing business with existing customers. In addition, the Company believes that a significant portion of its business with OEMs, such as LM Ericsson Telephone Company ("Ericsson"), Lucent and Nortel, is dependent upon the development schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. Due to the possible uncertainties associated with wireless infrastructure deployments, the Company has experienced and expects to continue to experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; There are Many Risks Associated With International Operations; We Recently Acquired HP's RF Power Amplifier Business and are Currently Integrating It With Our Existing Business; and Our Quarterly Results Fluctuate Significantly."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the first quarter of fiscal 1999 and 1998 were 26.8% and 39.1%, respectively. The decrease in gross margins was a result of several factors, including increased labor and overhead costs associated with operating the Folsom manufacturing facility which the Company acquired in October 1998 as part of the HP Acquisition. In addition, gross margins during the first quarter of 1999 were negatively impacted by the significant increase in the sales of single carrier RF power amplifiers, which traditionally carry lower gross margins than multi-carrier RF power amplifiers. All of the products acquired by the Company in the HP Acquisition were single carrier RF power amplifier products. The Company anticipates that, in the near-term, it will continue to experience significant labor and overhead costs due to its plans to transfer production from the Folsom manufacturing facility to the Company's Irvine facility. The Company currently anticipates that the production activities will be fully transferred in the second half of fiscal 1999. These costs are currently anticipated to have a negative impact on the Company's future gross margins. In addition, the Company currently expects that the sale of single carrier RF power amplifier products will continue to account for a significant portion of its business and that such products will have a negative impact on the Company's future gross margins. While the Company continues to strive for manufacturing and engineering cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If the Company is unable to obtain cost reductions through its manufacturing and or engineering efforts, its gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining."

  As part of the HP Acquisition, the Company completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in the Company's financial statements for the fiscal year ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and are included in cost of sales. For the quarter ended April 4, 1999, approximately $0.6 million was amortized and included in cost of sales. For more information concerning the purchase price allocation associated with the HP Acquisition, see Note 16 of the Notes to Consolidated Financial Statements for the fiscal year ended January 3, 1999.

  As an additional part of the HP Acquisition, the Company assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the first quarter ended April 4, 1999, the Company incurred approximately $0.1 million of warranty expenses which were offset against specific liabilities assumed in the acquisition.

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. In addition, with the slowdowns in demand for wireless infrastructure equipment from the Asian markets, pricing competition among suppliers to the remaining world markets is expected to continue to intensify. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. The Company has introduced new products at lower sales prices which has impacted the average sales prices of the Company's products. Future pricing actions by the Company and its competitors may also adversely impact the Company's gross profit margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, results of operations and financial condition. For a discussion of the impact of new products on the Company's business, see "Additional Factors That May Affect Future Results - We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change."

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 76% to $3.6 million for the quarter ended April 4, 1999 from $2.0 million for the quarter ended March 29, 1998. As a percentage of sales, sales and marketing expenses were 6.4% and 9.0% for the quarters ended April 4, 1999 and March 29, 1998, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales. In addition, as part of the purchase price allocation of the HP Acquisition, an allocation of $2.0 million reflecting the value of the customer list and $0.5 million reflecting the value of the non-compete agreement with HP was capitalized on the Company's balance sheet. The customer list and non-compete agreement are amortized over three and four years, respectively, and included in sales and marketing expenses.

  Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS and wireless local loop ("WLL") products. Research and development expenses increased by 79% to $5.3 million for the quarter ended April 4, 1999 from $3.0 million for the quarter ended March 29, 1998. Research and development expenses as a percentage of sales were 9.4% and 13.1%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts. In addition, as part of the HP Acquisition, the Company added additional engineers who are located in the Folsom facility. The Company anticipates that it will continue operating at a higher expense level for research and development because it intends to continue to emphasize investment in research and development programs in future periods and continue to pursue several existing programs acquired as part of the HP Acquisition.

  As part of the HP Acquisition, the Company acquired new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified at the time of the acquisition. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. The Company estimated that these projects were approximately 75% complete at the date of the acquisition and estimated that the cost to complete these projects will aggregate approximately $2.5 million and will be incurred over a two-year period. The Company incurred approximately $0.2 million of research and development expenses related to these projects during the first quarter of 1999, and since the date of the acquisition has incurred a total of $0.4 million of research and development expenses related to these projects. As of April 4, 1999, the Company believes that these projects are approximately 80% complete.

  Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, failure to convert technology into a repetitively manufacturable product, customer acceptance, customer demand and customer qualification of such new technology, and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 118% to $2.7 million for the quarter ended April 4, 1999, from $1.2 million for the quarter ended March 29, 1998. General and administrative expenses as a percentage of sales were 4.8% and 5.4%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel. In addition, as part of the HP Acquisition, the Company is incurring additional administration and facilities costs related to the Folsom facility. Also, as part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on the Company's balance sheet. This amount is amortized over ten years and included in general and administrative expenses.

  As an additional part of the HP Acquisition, the Company assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. During the first quarter of 1999, the Company paid approximately $35,000 for these retention bonuses. These retention bonuses will be paid over the period of the Folsom manufacturing facility closure, which is expected to be completed in the second half of 1999.

  As part of the purchase price allocation, the Company recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During the first quarter ended April 4, 1999, the Company paid approximately $0.1 million related to these moving and relocation costs. The Company currently expects to complete the closure of the Folsom manufacturing facility in the second half of 1999.

Other Income (Expense)

  The Company incurred $0.2 million of other expense, net, in the first quarter of 1999 compared to earning $0.8 million of other income, net, for the first quarter of 1998. Other expense consists primarily of interest expense, net of any interest income. As part of the HP Acquisition, the Company borrowed $25.0 million under a secured credit facility. During the first quarter of 1999, the Company had interest expense of approximately $0.6 million related primarily to the debt incurred to fund the HP Acquisition. The acquisition debt was completely retired on March 31, 1999 with the proceeds from the Company's sale of shares of its Common Stock during the first quarter of 1999.

Provision for Income Taxes

  The Company's effective tax rate was 36.5% for the quarters ended April 4, 1999 and March 29, 1998.

Liquidity and Capital Resources

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of April 4, 1999, the Company had working capital of $81.0 million, including $54.0 million in cash and cash equivalents as compared with working capital of $35.2 million, including $13.3 million in cash and cash equivalents at January 3, 1999. The Company received net proceeds of approximately $57.8 million from a Common Stock offering which was completed during the first quarter ended April 4, 1999. The Company utilized approximately $22.8 million of these proceeds to retire the bank debt related to the HP Acquisition. Net accounts receivable decreased to $30.0 million at April 4, 1999 from $31.2 million at January 3, 1999. During the first quarter of 1999, the Company was able to improve its days sales outstanding with its South Korean customers. However, the Company's OEM customer base typically require longer payment terms than the Company has historically experienced. Therefore, the Company expects that its accounts receivables may increase. Net inventory increased to $30.6 million at April 4, 1999, from $28.6 million at January 3, 1999. The increase in net inventory is due to the increased production levels obtained during the first quarter of 1999. The Company believes that it will be able to increase its inventory turn rate once it completes consolidation of its manufacturing facilities.

  Cash provided by operations was approximately $6.9 million for the three months ended April 4, 1999, compared with cash used in operations of $5.2 million for the three months ended March 29, 1998. The positive cash flow from operations for the first quarter of 1999 is primarily attributable to a decrease in accounts receivable from January 3, 1999 to April 4, 1999, as well as an increase in accounts payable.

  Capital expenditures were approximately $1.6 million for the first three months of 1999 and 1998. The majority of the capital spending during both periods represents spending on electronic test equipment utilized in the Company's manufacturing and research and development areas.

  On April 28, 1998 the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation, a supplier of "smart" antennas to the wireless communications market and a customer of the Company, in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrue interest at a rate of 13.75% per annum and interest is payable semi-annually. The Notes contain provisions to increase the rate of interest during the life of the Notes if the Notes are not repaid prior to maturity. The Notes are secured by certain assets of Metawave Communications Corporation and mature on April 28, 2000. The interest rate on the notes at April 4, 1999 was 13.75% per annum. For 1998, Metawave Communications Corporation accounted for approximately 8% of the Company's revenues. For the first quarter of 1999, Metawave accounted for less than 1% of the Company's revenues.

  Cash provided by financing activities was approximately $35.4 million for the first three months of 1999 compared with $3.2 million of cash used in financing activities for the first three months of 1998. On March 11, 1999, the Company completed the sale of two million shares of Common Stock in a public offering at an offering price of $26.75 per share. The underwriters also exercised their right to purchase an additional 300,000 shares from the Company at the $26.75 offering price on March 22, 1999. Total net proceeds to the Company after the reduction for the underwriting discount and offering expenses were approximately $57.8 million.

  On September 30, 1998, in connection with the HP Acquisition, the Company entered into a $35 million credit agreement secured by a pledge of all of the Company's assets with two commercial banks. The credit agreement consists of three credit facilities; an $18 million term loan (the "Term Loan"), a $7 million purpose loan associated with the Folsom manufacturing and research and development facility (the "Purpose Loan") and a $10 million revolving credit agreement (the "Revolving Credit Facility"). The Company was required to pay a commitment fee ranging from .25% to .50% per annum on the average daily unused portion of the Revolving Credit Facility. The rate of the commitment fee was based upon a debt leverage ratio for the Company. At March 31, 1999, the commitment fee rate was .375% per annum. The Commitment fee was payable quarterly in arrears. Each of the credit facilities allowed for borrowings based either upon the bank's prime rate (7.75% at March 31, 1999) plus a margin of 0% or .25% per annum, based upon a debt leverage ratio for the Company, or the bank's LIBOR rate plus a margin of 1.50% to 2.25% per annum, based upon a
debt leverage ratio for the Company, all at the Company's option.   The credit
agreement contained customary affirmative covenants, negative covenants including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and conditions of borrowing. The Company was in compliance with all covenants contained in the credit agreement at March 31, 1999. The full $10 million of the Revolving Credit Facility, which is based upon a percentage of certain accounts receivable, was available to the Company at March 31, 1999. The Term Loan is a three-year loan with equal monthly principal repayments of $500,000 payable on the last business day of each month, with the final principal payment due on September 30, 2001. The Purpose Loan is payable in full upon the earlier of (i) January 5, 2000 or
(ii) 10 days following the close of escrow for the sale of the Company's Folsom manufacturing facility. As of March 31, 1999, no amounts had been drawn under the Revolving Credit Facility.

  On March 31, 1999, the Company utilized a total of $22.8 million of the proceeds from its secondary Common Stock offering to repay all of the outstanding bank debt associated with the HP Acquisition. This included the Term Loan and the Purpose Loan. The outstanding balances at the time of repayment were $15.5 million for the Term Loan with a weighted average interest rate of 6.75% per annum at the time of repayment. The Purpose Loan had a balance of $7.0 million with an interest rate of 6.81% per annum at the time of repayment. The remaining $0.3 million was for accrued interest due on the loans. The Term Loan, Purpose Loan and Revolving Credit Agreement were all cancelled by the Company on March 31, 1999. The Company intends to obtain a new bank revolving credit agreement and has currently initiated discussions with its banks regarding such new agreement.

  As part of the HP Acquisition, the Company acquired HP's manufacturing and research and development facility in Folsom California. Of the purchase price, a total net value of $8.1 million was allocated to land, land improvements and buildings. The Company has begun the process of transferring production from the Folsom manufacturing facility to the Company's Irvine facility and expects to complete this transfer in the second half of 1999. At April 4, 1999, the Company was unable to determine whether a sale will be completed by the end of fiscal 1999. As a result, the Company has included $8.1 million in long-term assets as assets held for sale.

  The Company had cash and cash equivalents of $54.0 million at April 4, 1999, compared with $13.3 million at January 3, 1999. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

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

  Certain countries in Asia, including South Korea, have experienced weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected South Korean wireless service operators' demand for the Company's products. In addition, Brazil has recently experienced significant weakness in its currency and equity markets. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for the Company's products in Brazil. Such a reduction in demand for the Company's products could have a negative impact on the Company's future sales and gross margins. The Company's foreign customers currently pay for the Company's products with U.S. Dollars. In the past year, the strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, has effectively increased the cost of the Company's products by as much as 100% or more for its Brazilian and South Korean customers. The significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact the Company's future sales and gross margins. For further discussion of the risks associated with the Company's international sales, see "Additional Factors That May Affect Future Results--There are Many Risks Associated With International Operations."

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

Year 2000 Compliance

  In the next year, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. The Company has examined its computer and information systems and contacted its software and hardware providers to determine whether the Company's software applications and computer and information systems are compliant with the Year 2000. The Company has completed an upgrade to its computer operating system and the Company has been assured by its software and hardware providers that its computer systems are fully compliant with the Year 2000. The Company has also performed its own internal tests of its software and hardware to confirm that they are Year 2000 compliant. It is not possible to quantify the aggregate cost to the Company of such upgrades since they were part of the software and hardware providers normal upgrades to the Company's systems. The costs for upgrading the Company's information systems have been funded through the Company's operating cash flows, and the Company estimates that it has spent approximately $250,000 since 1996 for upgrades of its information systems and services associated with such upgrades.

  While the Company believes that its information systems are fully Year 2000 compliant, the Company intends to continue to review its information systems for any possible problems, as well as monitor its key suppliers and customers for any impact that the Year 2000 may have on their information systems which could then impact the Company. The Company has contacted all of its key suppliers and has been assured that such suppliers will not be impacted by the Year 2000. During the remainder of 1999, the Company intends to contact all of its significant customers to request verification that such customers are Year 2000 compliant. Embedded software sold with the Company's products is not date dependent and therefore is Year 2000 compliant. In addition, the equipment utilized by the Company in its manufacturing process is not date dependent. During the remainder of 1999, the Company intends to conduct tests on its manufacturing equipment to ensure that there are not any Year 2000 issues with such equipment. To date, none of the Company's internal testing has identified any significant Year 2000 compliance issues.

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

  The Company has evaluated the information systems, equipment and software included in the HP Acquisition for its Year 2000 compliance. The Company has completed a transition of the computer information and operating systems to the Company's existing systems so that the Folsom facility is now operating on a Year 2000 compliant system. The Company is disposing of any computer equipment acquired in the HP Acquisition which is not Year 2000 compliant. The Company is upgrading the telephone system at the Folsom facility to a new Year 2000 compliant system. This was completed in May 1999. The costs for upgrading the Company's Folsom operations to be Year 2000 complaint were approximately $100,000.

Additional Factors That May Affect Our Future Results

  Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated herein, which reflect our current expectations. These factors include the following:

  . worldwide and regional economic downturns and unfavorable political conditions;
  . industry specific factors, including slowdown in demand for RF power amplifiers;
  . the ability to add new customers to reduce our dependence on existing customers;
  . the ability to consolidate and transfer the acquired HP Folsom manufacturing operations;
  . the ability to achieve re-qualification from customers of the products previously manufactured by HP;
  . the ability to finance our activities and maintain our financial liquidity; . the ability to timely develop and produce commercially viable products at competitive prices;
  . the ability to produce products which meet the quality standards of both our existing and potential new customers;
  . the ability of our products to operate and be compatible with various OEMs' base station equipment;
  .  the availability and cost of components;
  .  the ability to manage expense levels;
  .  and the ability to accurately anticipate customer demand.

 A Significant Amount of Our Revenues Comes from a Few Customers

  We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as Hyundai Electronics Industries Co., Ltd. ("Hyundai"), LGIC, Ericsson, Lucent, Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung, as well as major operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless") and BellSouth. Our dependence on a small number of major customers exposes us to numerous risks, including:

  . slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;
  .  changes in customer forecasts and demand;
  . customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and
  . direct competition should a customer decide to manufacture RF power amplifiers internally.

  Revenues attributable to our top four customers for the quarter ended April 4, 1999, LGIC, Lucent, Nortel and Samsung, accounted for approximately 86% of our net revenues or $48.3 million, and each of these customers accounted for more than 5% of our revenues for the quarter. Our top four customers for fiscal 1998, BellSouth, LGIC, Nortel and Samsung, accounted for approximately 69% or $68.7 million of our net revenues, with each customer accounting for more than 10% of our revenues for 1998. The risks related to our customer concentration were magnified in 1998 due to our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. Our South Korean customers, including Hyundai, LGIC and Samsung, accounted for approximately 18% of our total sales for the first quarter of fiscal 1999, or $9.8 million. For all of fiscal 1998, our South Korean customers accounted for only $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when Hyundai, LGIC and Samsung accounted for $99.3 million, or approximately 83% of our total sales.

  We believe that continued purchases of our products by OEMs is dependent upon the OEMs current view of wireless infrastructure deployments and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following such factors:

     . economic or political problems in the wireless operator's operating region;
     . delays in government approvals required for system deployment; and . reduced subscriber demand for wireless services.

  In addition, from time to time OEMs may purchase products from us on a large quantity basis over a short period of time which may cause demand for our products to change rapidly. Due to these and other possible uncertainties associated with wireless infrastructure deployments and OEMs purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate its purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

  We Recently Acquired HP's RF Power Amplifier Business and are Currently Integrating It With Our Existing Business

  Last October, we completed the purchase of HP's RF power amplifier business for a total purchase price of approximately $65.9 million. As part of this acquisition, we acquired HP's manufacturing and research and development facility located in Folsom, California, and its production equipment and manufacturing lines located in Malaysia. Since the completion of the HP Acquisition, we have closed the Malaysian manufacturing operations and have relocated the production equipment to our existing manufacturing facility
located in Irvine, California.   Additionally, we are currently consolidating
the Folsom manufacturing facility into our Irvine manufacturing facility. We intend to maintain a research and development location in the Folsom area.

  Upon completion of the HP Acquisition, we became responsible for the operation of the Folsom manufacturing facility and the production of products formerly manufactured by HP. Additionally, with the closing of the Malaysian manufacturing operations we have to manufacture all products in our domestic manufacturing facilities. We do not have any experience in operating multiple manufacturing facilities and rely upon a significant number of contract employees from HP and third-party employment services to operate the Folsom facility. We may fail to successfully operate the Folsom manufacturing facility or to consolidate it with our Irvine facility on schedule or within our budget. Either situation would have a material adverse effect upon our business, financial condition and results of operations.

  The transfer and consolidation of the Folsom manufacturing operations carry the following risks:

 . failure to properly train new employees on how to manufacture existing products;
 .  failure to retain existing Folsom employees;
 . delays or failures to achieve requalification from customers of the products being produced from Irvine;
 . failure to manage to reduce manufacturing costs as part of the consolidation of manufacturing facilities;
 .  failure to manage manufacturing capacity to meet product demand;
 . failure to manage, reproduce or maintain the quality of the HP manufacturing processes; and
 . failure to successfully redesign and requalify certain products that were formerly designed and manufactured by HP which utilize transistors manufactured by HP before the end of a one-year supply agreement with HP covering those transistors.

  Our integration of HP's RF power amplifier business also carries the following business risks:

     .  diversion of management time and attention;
     . failure to successfully operate multiple research and development facilities;
     . failure to retain former HP employees; and . transition of customer relationships.

  Our failure to achieve the transfer and consolidation and integration of HP's RF power amplifier business in a timely manner and within our expected cost targets could have a material adverse effect on our business, financial condition and results of operations. Additionally, we must properly manage the integration of HP's RF power amplifier business with our business to ensure that our manufacturing capacity can meet product demand and to achieve the anticipated cost reductions and synergies from the HP Acquisition. Failure to do so could result in a reduction in our revenues, a reduction in our gross margins and working capital, and, more generally, a reduction in our business, financial condition and results of operations.

 Our Quarterly Results Fluctuate Significantly

  We experience, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on our business, results of operations and financial condition. Factors that could cause our results of operations to vary include the following:

  . variations in the timing, cancellation, or rescheduling of customer orders and shipments;
  . our failure to timely and successfully complete the integration of the operations acquired in the HP Acquisition;
  .  variations in manufacturing costs, capacities and efficiencies;
  . capacity and production constraints, including constraints associated with single-source component suppliers;
  . cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers' operating regions, such as South Korea or South America;
  . cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer;
  . delays in qualification by customers of new products or redesigns or delays in qualification of new production facilities;
  .  the availability and cost of components;
  . the timing, availability and sale of new products by us or our competitors; . product failures and associated in-field service support costs;
  .  changes in the mix of products having differing gross margins;
  .  warranty expenses;
  .  changes in average sales prices;
  .  long sales cycles associated with our products;
  .  variations in product development and other operating expenses;

  .  discounts given to certain customers for large volume purchases;
  . competitive factors, including pricing, availability and demand for competing amplification products; and
  . high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall.

  In addition, while we periodically receive order forecasts from our major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--A Significant Amount of Our Revenues Comes From a Few Customers." Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have in the past adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future.

  Our sales to customers are usually made under purchase orders with short delivery requirements. While we receive periodic order forecasts, customers have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. In spite of these limitations, we maintain significant work-in-progress and raw materials inventory as well as increased levels of technical production staff to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we will have higher levels of inventory that face a greater risk of obsolescence and excess production staff. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may lack the inventory or manufacturing capacity to fill their orders. Either situation could have a material adverse effect upon our business, financial condition and results of operations and future business with such customers.

  Due to these factors, our past results are not reliable indicators of our future performance. Current operating profitability may fall, and future revenues and operating results may not meet the expectations of public market analysts and investors. In either case, the price of our Common Stock could be materially adversely affected. See "--Our Stock Price Has Been and May Continue to Be Volatile."

 Our Average Sales Prices are Declining

  We anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins. Wireless service providers are placing increasing price pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. Competition among third-party suppliers also has increased the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will continue to decline.

  We anticipate that single carrier RF power amplifier products will account for a larger portion of our net sales in 1999 than in prior years. Our recent HP Acquisition included only single carrier RF power amplifier business with no existing multi-carrier RF power amplifier business. Sales of single carrier RF power amplifiers have been subject to intense price competition and carry lower gross profit margins than multi-carrier RF power amplifier products. If we cannot reduce manufacturing costs on our single carrier RF power amplifiers and such RF power amplifiers account for an increased percentage of net sales, our overall gross profit margins will fall.

 Our Failure to Manage Future Growth Could Have Adverse Effects

  Our ability to compete effectively, capitalize on the HP Acquisition and manage future growth depends on our ability to:

  . effectively expand, train and manage our work force, particularly to complete the transition of the Folsom manufacturing operations;

  . manage production and inventory levels to meet product demand and new product introductions;
  .  manage and improve production quality;
  . expand both the range of customers and the geographic scope of our customer base;
  .  reduce product costs; and
  . improve financial and management controls, reporting systems and procedures.

  Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

 We Must Retain Key Executives and Personnel

  We need to hire and retain highly qualified technical, marketing and managerial personnel. Competition for personnel, particularly qualified engineers, is intense, and the loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, results of operations and financial condition.

 There are Many Risks Associated With International Operations

  For fiscal years 1996, 1997, 1998 and the first three months of fiscal 1999, international revenues (excluding North American sales) accounted for approximately 77%, 84%, 41% and 30% respectively, of our net sales. These revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

  . compliance with multiple and potentially conflicting regulations, including export requirements, tariffs and other barriers, and health and safety requirements;
  .  differences in intellectual property protections;
  .  difficulties in staffing and managing foreign operations;
  .  longer accounts receivable collection cycles;
  .  currency fluctuations;
  . economic instability, including inflation and interest rate fluctuations, such as those seen in South Korea and Brazil;
  .  restrictions against the repatriation of earnings from a foreign country;
  . overlapping or differing tax structures; and . political or civil turmoil.

  We have traditionally invoiced all of our foreign sales in U.S. Dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we may be paid in foreign currencies and, therefore, would become exposed to possible losses in foreign currency transactions. Since we sell our products in many countries, when the U.S. Dollar becomes more expensive relative to the currency of our foreign customers, the price of our products in those countries rises and our sales into those countries may fall. This happened to us in South Korea during 1998. If any of the above risks actually occurs, there may be a material adverse effect on our business, financial condition and results of operations.

 Our Success is Tied to the Growth of the Wireless Services Market

  Most of our revenues come from the sale of RF power amplifiers for wireless communications networks. Our future success depends to a considerable extent upon the continued growth and increased availability of wireless communications services, including cellular and PCS. Wireless communications services may not continue to grow and create demand for our products. We believe that continued growth in the use of wireless communications services depends, in part, on lowering the cost per subscriber by reducing the costs of the infrastructure capital equipment and thereby enabling reductions in wireless service pricing. Although FCC regulations require local phone companies to reduce the rates charged to wireless carriers for connection to their wireline networks, wireless service rates will probably remain higher than rates charged by traditional wireline companies.

  The expansion of wireless communications services depends on developed countries, such as the United States, continuing to allow deployment of new networks and upgrades to existing networks, and on less developed countries deploying wireless communications networks.

  Our performance could be adversely affected by any of the following risks:

  . failure of local governments or foreign countries to allow construction of new wireless communications systems;
  . termination or delays by local governments or foreign countries of existing construction of wireless communications systems;
  . imposition of moratoriums by local governments or foreign countries on building new base stations for existing wireless communications systems; and
  . foreign authorities may disfavor wireless communications systems because of environmental concerns, political unrest, economic downturns, favorable prices for other communications services or delays in implementing wireless communications systems.

 Over the Last Three Years, We Have Had a Reliance upon the South Korean Market

  Three of our customers, Hyundai, LGIC and Samsung, are based in South Korea and collectively accounted for approximately 17% of the Company's net sales for the first quarter ended April 4, 1999. For fiscal year 1998, four of our customers based in South Korea, Hyundai, LGIC, Samsung and SK Global, collectively accounted for approximately 30% of our net sales and three of these customers, Hyundai, LGIC and Samsung, accounted for approximately 83% of our net sales for fiscal year 1997. These customers have purchased products for deployment in the South Korean digital cellular and PCS networks.

  The build-out of the South Korean digital cellular networks began in 1995 with two independent service providers offering digital CDMA service beginning in 1996. In contrast, the build-out of the South Korean PCS networks began in the first quarter of 1997 with three service providers. We provided multi-carrier cellular RF power amplifiers starting from the initial stages of the digital cellular network buildout in South Korea. During 1997, we began shipping, in volume, PCS single carrier RF power amplifiers for use in the new PCS networks being built in South Korea. Sales to our South Korean customers for the South Korean PCS networks represented substantially all of our PCS sales during 1997 and approximately 86% of our PCS sales for the first nine months of 1998. Since the completion of the HP Acquisition, we have significantly increased our non-Korean PCS sales. The delay, postponement and cancellation of the build-out of the South Korean digital wireless networks which occurred during 1998, did have an adverse effect on our revenues and results of operations during 1998. The continued delay, termination or early completion of the infrastructure build-out of the South Korean digital wireless networks could have a material adverse effect on our business, results of operations and financial condition. Further, even if these networks are developed as originally anticipated, there can be no assurance that our products will continue to be purchased by our South Korean customers or be capable of being manufactured at competitive prices in sufficient volumes.

  During the fourth quarter of 1997, certain Asian countries, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. The deteriorating economic and currency conditions throughout Asia led South Korea, along with several other Asian countries, including Indonesia and Thailand, to request economic support from the International Monetary Fund in December 1997. During this time, our South Korean customers continued to order and take delivery of products and continued to make timely payments for amounts owed to us. However, during 1998, economic and currency conditions in Asia and South Korea continued to deteriorate which negatively impacted overall market conditions within South Korea. As a result, we experienced postponed, rescheduled and cancelled orders from our South Korean customers for both the cellular and PCS networks in South Korea.

  The economic and financial crisis in Asia and South Korea caused a reduction in the value of the South Korean Won when compared to the U.S. dollar. This reduction in purchasing value caused a reduction in South Korean wireless service operators' demand for our products. Our South Korean customers pay for products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to the South Korean Won during 1998, increased the effective cost of our products by at times as much as 100% or more for our South Korean customers. The resulting significant increase in the local currency cost of such products made them less attractive to our customers. Additionally, due to the economic problems facing the South Korean banking network, it became more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout. Please note that the types of economic problems experienced in Asia have been encountered in other areas of the world where we operate, such as Brazil in South America.

  Therefore, we currently believe that the completion of the buildout of the South Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within South Korea. Accordingly, we are unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original build-out projections. In any event, we are unable to predict what level, if any, such sales will be for 1999.

  Hyundai, LGIC and Samsung have also been marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. We cannot predict whether such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase RF power amplifiers from us. Any further significant decrease in our sales of RF power amplifiers to these customers, without an offsetting increase in sales to other customers, could have a material adverse effect on our business, results of operations and financial condition.

 We Depend on Single Sources for Key Components

  A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single sources. We have experienced, and expect to continue to experience, shortages of single-sourced components. Shortages have compelled us to adjust our product designs and production schedules. If single-sourced components become unavailable in sufficient quantities or available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and "retune" our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If we could not obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

  The RF power amplifier business which we acquired in the HP Acquisition utilizes certain custom components manufactured by HP. While we have a one-year supply commitment from HP, we are expected to begin sourcing such components from new suppliers. If we are unsuccessful in adding such new suppliers, such failure could have a material adverse effect on our business, results of operations and financial condition.

  Due to the our reliance on certain single-sourced customized components, if we experience an abrupt reduction in customer demand, we may end up with excess inventories of such components due to the nature of the volume purchasing agreements that we enter to obtain component cost reductions. If we are unable to utilize such components in a timely manner and are unable to sell such components due to their customized nature, the resulting negative impact on our liquidity and resulting increased inventory levels could have a material adverse effect on our business, results of operations and financial condition.

 The Market in Which We Operate is Highly Competitive

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, frequent new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics:

  .  performance;
  .  functionality;
  .  reliability;
  .  pricing;
  .  quality;
  . designs that can be efficiently manufactured in large volumes . time-to-market delivery capabilities; and
  .  compliance with industry standards.

  While we believe that we compete favorably with respect to these characteristics at present, this may change. If we fail to address our competitive challenges, there could be a material adverse effect on our business, financial condition and results of operations.

  Our current competitors include AML Communications, Inc., M/A-COM, Inc. (a subsidiary of AMP, Inc.), Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products.

  Our success depends in part upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from us. These companies could also directly compete with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, there would be a material adverse effect on our business, financial condition and results of operations.

 We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change

  The markets in which we compete are characterized by:

     .  rapidly changing technology;
     . evolving industry standards and communications protocols; and . frequent improvements in products and services.

  To succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users.

  To develop new products, we invest in the research and development of RF power amplifiers for wireless communications networks. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. We also engage in development projects for products requested by our customers. In spite of our efforts, the deployment of a wireless network may be delayed which could cause a particular research or development effort to not generate a revenue producing product. In addition, the new products we develop may not achieve market acceptance or may not be manufacturable at competitive prices in sufficient volumes. We cannot guarantee the success of our research and development efforts.

  We also continue efforts to improve our existing cellular and PCS lines of RF power amplifier products. Any delays in the shipment of these products may cause customer dissatisfaction and delay or loss of product revenues.

In addition, it is possible that a significant number of development projects will not result in manufacturable new products or product improvements.

  If we fail to develop new products or improve existing products in a timely manner, there will be a material adverse effect on our business, financial condition and results of operations.

 We May Fail to Develop Products that are Sufficiently Manufacturable or of Adequate Quality and Reliability

  Manufacturing our products is a complex process and requires significant time and expertise to meet customers' specifications. Successful manufacturing is substantially dependent upon our ability to tune these products to meet specifications in an efficient manner. In this regard, we depend on our staff of trained technicians. If we cannot design our products to minimize the manual tuning process or if we are unable to attract additional trained technicians, or we lose a number of our trained technicians, it would have a material adverse effect on our business, financial condition and results of operations.

  We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our customers will demand increasingly stringent product performance and reliability, particularly in domestic markets. We cannot provide any assurance that our product designs will remain successful or that they will keep pace with technological developments, evolving industry standards and new communications protocols. We may fail to adequately improve product quality and meet the quality standards of our customers, which could cause us to lose such customers. Design problems could damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality RF power amplifiers and have stringent quality control standards. See "--Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities."

 The Sales Cycle for Our Products is Lengthy

  The sales cycle associated with our products is typically lengthy, often lasting from six to eighteen months. Our customers normally conduct significant technical evaluations of our products and our competitors' products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into each OEM's products. This qualification process involves a significant investment of time and resources from us and the OEMs to ensure that our product designs are fully qualified to perform with each OEM's equipment. Also, individual wireless network operators can subject our products to field and evaluation trials, which can last anywhere from one to six months, before making a purchase. The qualification and evaluation process and the customer field trials may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for that quarter could be materially adversely affected.

 Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities

  Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers produced RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. In addition, LGIC, one of our customers, has entered into a joint venture manufacturing arrangement with one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely, or expand their reliance, on us as an external source of supply for their RF power amplifiers.

  Wireless infrastructure equipment manufacturers with internal manufacturing capabilities could also sell RF power amplifiers externally to other manufacturers, thereby competing directly with us. In addition, even if we are successful in selling our products to these customers, we believe that such customers will demand price and other concessions based on their ability to manufacture RF power amplifiers internally. If, for any reason, our major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require us to participate in joint venture manufacturing with them, our business, results of operations and financial condition could be materially adversely affected.

 Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

  We rely upon trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. During 1998, we were granted our first U.S. patent for an aspect of our multi-carrier technology. In addition, we have applied for several additional U.S. and international patents for various aspects of our proprietary technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel, to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

  Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing the rights of others. We may fail to do so. In addition, the laws of certain countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

  As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that companies in our industry may face more frequent infringement claims. Although there are no pending or threatened intellectual property lawsuits against us, we may face litigation or infringement claims in the future. Such claims could result in substantial costs and diversion of our resources.

  A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all.

  Certain of our customers and other wireless communications infrastructure equipment manufacturers may decide to protect their intellectual property by deciding not to purchase RF power amplifiers from external sources. The appearance of a close working relationship with a particular customer may adversely affect our ability to establish or maintain a relationship with, or sell products to, competitors of that particular customer. The failure of our major customers to purchase products from us due to our relationship with other customers could have a material adverse effect on our business, financial condition and results of operations.

 Actual or Alleged Defects in Our Products May Create Liability to Those Claiming Injury

  Any of the following could have a material adverse effect on our business, financial condition and results of operations:

  . if systems or devices relying on or incorporating our products are determined or alleged to create a health risk, causing us to be named as a defendant, and held liable, in a product liability lawsuit;
  . delays or prohibitions on the installation of wireless communications networks due to alleged health or environmental risks; and
  . our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability lawsuits.

 Government Regulation of the Communications Industry

  The products that we manufacture are regulated. We must obtain regulatory approvals to manufacture and sell our products and our customers must obtain approvals to operate our products. The FCC has adopted regulations that impose stringent RF emissions standards on the communications industry. These regulations may require that we alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals. We are also subject to regulatory requirements in international markets where prominent local competitors may have the ability to influence regulations in situations where we do not.

  The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. Recent deregulation of international communications industries along with recent RF spectrum allocations made by the FCC have increased the potential demand for our products. We cannot guarantee that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on us. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays could have a material adverse effect on our business, results of operations and financial condition.

 Our Stock Price Has Been and May Continue to Be Volatile

  Our Common Stock, and the stock market generally, have from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of our Common Stock. Our stock price may be affected by the factors discussed above as well as:

  . fluctuations in our results of operations or the operations of our competitors;
  . failure of such results of operations to meet the expectations of stock market analysts and investors
  . sales of a significant number of shares of restricted securities in the market;
  . changes in the political or economic outlook of the markets into which we sell our products (such as South Korea or Brazil);
  . changes in stock market analyst recommendations regarding us or our competitors;
  . the timing and announcements of technological innovations or new products by us or our competitors;
  . changes in the wireless communications industry; and . general market conditions.

 Risk of Litigation

  We are subject to various legal proceedings from time to time as part of our business. In July 1998, lawsuits were filed by certain of our shareholders against us and certain of our present and former directors and officers. The shareholders bringing these lawsuits claim to represent a class consisting of all persons who purchased our Common Stock between June 4, 1997 and January 16, 1998. These lawsuits allege, among other things, that we (and our officers and directors) violated federal securities laws by making misrepresentations designed to artificially inflate our stock price and allow certain individuals to sell their Common Stock at artificially inflated prices. We, and our directors and officers, deny the allegations of wrongdoing and intend to vigorously defend the lawsuits, although the ultimate outcome of these proceedings is not currently determinable. A decision adverse to us in any of these matters could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company's financial instruments include cash and long-term debt. At April 4, 1999, the carrying values of the Company's financial instruments approximated their fair values based on current market prices and rates.

  It is currently the Company's policy not to enter into derivative financial instruments. The Company does not currently have any significant foreign currency exposure since it does not transact business in foreign currencies.

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

                                        POWERWAVE TECHNOLOGIES, INC.


Date: May 19, 1999                      By: /s/  Kevin T. Michaels
                                           -------------------------------
                                                 Kevin T. Michaels
                                           Vice President, Finance and Chief
                                           Financial Officer