Form 10-Q
period 1999-07-04
POWERWAVE TECHNOLOGIES INC
filed 1999-08-18
CIK 1023362

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 4, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from          to
                                   ----------  ---------

                       Commission File Number 000-21507

                         POWERWAVE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                          11-2723423
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


     As of August 11, 1999, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 19,963,709.

================================================================================

                         POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                                                  Page
                                                                                                                  ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets at July 4, 1999 (Unaudited) and January 3, 1999                       3

                  Consolidated Statements of Operations (Unaudited) for the three and six months
                    ended July 4, 1999 and June 28, 1998                                                            4

                  Consolidated Statements of Cash Flows (Unaudited) for the six months ended
                    July 4, 1999 and June 28, 1998                                                                  5

                  Notes to Consolidated Financial Statements (Unaudited)                                            6-9

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            10-29

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       30

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                                 31

Signatures                                                                                                         32

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

                         POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                         July 4,          January 3,
                                                                                          1999              1999
                                                                                       -----------      -----------
ASSETS:                                                                                (Unaudited)

Current Assets:
  Cash and cash equivalents.......................................................       $ 59,241          $ 13,307
  Accounts receivable, net of allowance for doubtful accounts of $ 1,420 and
    $1,270 at July 4, 1999 and January 3, 1999, respectively......................         41,543            31,212
  Inventories, net................................................................         20,248            28,583
  Prepaid expenses and other current assets.......................................          2,036             1,633
  Assets held for sale, net.......................................................          8,122                --
  Deferred tax assets.............................................................          3,303             3,303
                                                                                         --------          --------
     Total current assets.........................................................        134,493            78,038

Property and equipment............................................................         31,743            26,286
Less accumulated depreciation and amortization....................................         (8,524)           (5,838)
                                                                                         --------          --------
  Net property and equipment......................................................         23,219            20,448
                                                                                         --------          --------
Assets held for sale, net.........................................................             --             8,122
Intangible assets, net............................................................         16,128            17,916
Deferred tax assets...............................................................          4,253             4,254
Other non-current assets..........................................................            238             3,207
                                                                                         --------          --------
TOTAL ASSETS......................................................................       $178,331          $131,985
                                                                                         ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable................................................................       $ 18,463          $ 18,667
  Accrued expenses and other liabilities..........................................         14,855            13,918
  Current portion of long-term debt...............................................            392             6,528
  Income taxes payable............................................................          2,941             3,715
                                                                                         --------          --------
     Total current liabilities....................................................         36,651            42,828

Long-term debt, net of current portion............................................             --            17,621
Other non-current liabilities.....................................................            531               466
                                                                                         --------          --------
     Total liabilities............................................................         37,182            60,915
                                                                                         --------          --------

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
    Outstanding...................................................................             --                --
  Common Stock, $.0001 par value, 40,000 shares authorized, 19,887 shares issued and outstanding at July 4, 1999 and 17,956 shares
    issued and 17,250 shares outstanding at January 3, 1999.......................        106,166            65,027
  Retained earnings...............................................................         34,983            28,729
  Less treasury stock at cost.....................................................             --           (22,686)
                                                                                         --------          --------
     Total shareholders' equity...................................................        141,149            71,070
                                                                                         --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................       $178,331          $131,985
                                                                                         ========          ========

   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                       Three Months Ended                 Six Months Ended
                                                   ---------------------------      ----------------------------
                                                     July 4,          June 28,         July 4,          June 28,
                                                      1999              1998            1999              1998
                                                   ---------------------------      ----------------------------
Net sales.................................           $68,493           $21,099        $124,517           $43,749
Cost of sales.............................            50,353            12,567          91,363            26,362
                                                     -------           -------        --------           -------
Gross profit..............................            18,140             8,532          33,154            17,387
Operating expenses:
  Sales and marketing.....................             3,411             2,164           6,989             4,195
  Research and development................             6,376             2,950          11,671             5,907
  General and administrative..............             2,654             1,204           5,345             2,440
                                                     -------           -------        --------           -------
Total operating expenses..................            12,441             6,318          24,005            12,542

Operating income..........................             5,699             2,214           9,149             4,845
Other income, net.........................               919               745             700             1,590
                                                     -------           -------        --------           -------

Income before income taxes................             6,618             2,959           9,849             6,435
Provision for income taxes................             2,416             1,080           3,595             2,349
                                                     -------           -------        --------           -------

Net income................................           $ 4,202           $ 1,879        $  6,254           $ 4,086
                                                     =======           =======        ========           =======
Basic earnings per share..................           $   .21           $   .11        $    .32           $   .24
                                                     =======           =======        ========           =======
Diluted earnings per share................           $   .20           $   .11        $    .31           $   .24
                                                     =======           =======        ========           =======
Basic weighted average common shares......            19,867            17,140          18,936            17,138
                                                     =======           =======        ========           =======
Diluted weighted average common shares....            20,500            17,466          19,542            17,410
                                                     =======           =======        ========           =======

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                         Six Months Ended
                                                                                    ---------------------------
                                                                                      July 4,          June 28,
                                                                                       1999              1998
                                                                                    ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................          $  6,254         $  4,086
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization...........................................             4,513            1,284
    Provision for doubtful accounts.........................................               150              100
    Provision for inventory reserves........................................                --              534
    Compensation costs related to stock options.............................                18               18
  Changes in current assets and liabilities:
    Accounts receivable.....................................................           (10,481)          (2,488)
    Inventories.............................................................             8,335             (246)
    Prepaid expenses and other current assets...............................              (407)            (110)
    Accounts payable........................................................              (204)          (4,033)
    Accrued expenses and other liabilities..................................               937           (4,337)
    Income taxes payable....................................................             3,370             (902)
  Other non-current assets..................................................               479               37
  Other non-current liabilities.............................................                65              139
                                                                                      --------         --------
      Net cash provided by (used in) operating activities...................            13,029           (5,918)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................................            (5,505)          (2,617)
  Redemption (Purchase) of long-term investments............................             2,500           (2,500)
                                                                                      --------         --------
      Net cash used in investing activities.................................            (3,005)          (5,117)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt......................................           (23,757)            (261)
  Issuance of Common Stock, net.............................................            58,129              273
  Repurchase of Common Stock................................................                --           (3,741)
  Proceeds from exercise of stock options...................................             1,538              464
                                                                                      --------         --------
      Net cash provided by (used in) financing activities...................            35,910           (3,265)
                                                                                      --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................            45,934          (14,300)
CASH AND CASH EQUIVALENTS, beginning of period..............................            13,307           67,433
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS, end of period....................................          $ 59,241         $ 53,133
                                                                                      ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................................          $    963         $     79
                                                                                      ========         ========
    Income taxes............................................................          $    225         $  3,250
                                                                                      ========         ========

NON CASH ITEMS:
    Tax benefit related to stock option exercises...........................          $  3,979         $    440
                                                                                      ========         ========
    Tax benefit related to issuance of Common Stock under the Employee
     Stock Purchase Plan....................................................          $    165         $     37
                                                                                      ========         ========

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 July 4, 1999

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

  The results of operations for the three and six months ended July 4, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ended January 2, 2000 (fiscal year 1999). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

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

New Accounting Pronouncements

  The Company adopted SFAS No. 130, Reporting Comprehensive Income for the quarterly periods beginning in fiscal 1998. For the three-month and six-month periods presented, the Company has no differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

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

                                                                                  Business Segments
                                                                                  -----------------
                                                                                    (in thousands)
                                                                                                       WLL and
                                                          Cellular        PCS             LMR           Other         Total
                                                          -------       -------         -------        -------       --------
Three months ended July 4, 1999
Net sales.........................................        $53,459       $14,634         $   400        $    --       $ 68,493
Cost of sales.....................................         36,601        12,585           1,167             --         50,353
                                                          -------       -------         -------        -------       --------
Gross profit (loss)...............................        $16,858       $ 2,049         $  (767)       $             $ 18,140
                                                          =======       =======         =======        =======       ========

Three months ended June 28, 1998
Net sales.........................................        $18,554       $ 1,613         $   788        $   144       $ 21,099
Cost of sales.....................................          9,666         1,928             909             64         12,567
                                                          -------       -------         -------        -------       --------
Gross profit (loss)...............................        $ 8,888       $  (315)        $  (121)       $    80       $  8,532
                                                          =======       =======         =======        =======       ========
                                                                                  Business Segments
                                                                                  -----------------
                                                                                    (in thousands)
                                                                                                       WLL and
                                                          Cellular        PCS             LMR           Other         Total
                                                          -------       -------         -------        -------       --------
Six months ended July 4, 1999
Net sales.........................................        $92,412       $31,436         $   669        $    --       $124,517
Cost of sales.....................................         64,534        24,719           2,110             --         91,363
                                                          -------       -------         -------        -------       --------
Gross profit (loss)...............................        $27,878       $ 6,717         $(1,441)       $             $ 33,154
                                                          =======       =======         =======        =======       ========

Six months ended June 28, 1998
Net sales.........................................        $38,342       $ 3,531         $ 1,724        $   152       $ 43,749
Cost of sales.....................................         20,290         4,049           1,892            131         26,362
                                                          -------       -------         -------        -------       --------
Gross profit (loss)...............................        $18,052       $  (518)        $  (168)       $    21       $ 17,387
                                                          =======       =======         =======        =======       ========

  The following schedule presents an analysis of the Company's net sales based upon the country to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. International sales include sales to all other foreign countries.

                                                                              North
                                                                             American      International        Total
                                                                             --------      -------------      ---------
   Sales for the three months ended July 4, 1999...................           $49,040          $19,453         $ 68,493
   Sales for the three months ended June 28, 1998..................           $14,019          $ 7,080         $ 21,099

                                                                              North
                                                                             American      International        Total
                                                                             --------      -------------      ---------
   Sales for the six months ended July 4, 1999.....................           $88,334          $36,183         $124,517
   Sales for the six months ended June 28, 1998....................           $25,466          $18,283         $ 43,749


For the three months ended July 4, 1999 and June 28, 1998, sales to the Company's South Korean customers accounted for approximately $11.8 million and $6.7 million, respectively. During the six months ended July 4, 1999 and June 28, 1998, sales to the Company's South Korean customers accounted for approximately $21.6 million and $16.9 million, respectively.

  The Company's product sales have historically been concentrated in a small number of customers. During the six months ended July 4, 1999 and June 28, 1998 sales to five customers accounted for approximately 83% and 78% of total revenues or $103.1 million and $34.1 million, respectively.

Stock Option Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the six months ended July 4, 1999:

                                                                        Number of
                                                                        Options
                                                                        Exercisable
                                     Number of         Price per        as of
                                      Shares             Share          July 4, 1999
                                     ---------     ----------------     -------------
     Balance at January 3, 1999      2,715,102     $ 2.47-$31.75

      Granted                          489,750     $18.38-$31.38
      Exercised                       (427,000)    $ 2.47-$17.63
      Canceled                         (46,041)    $ 4.00-$19.19
                                     ---------
     Balance at July 4, 1999         2,731,811     $ 2.47-$31.75          688,882
                                     =========

Employee Stock Purchase Plan

  At July 4, 1999 there were rights to purchase approximately 23,000 shares of Common Stock outstanding under the Company's Employee Stock Purchase Plan's fifth offering, which will conclude on July 31, 1999.

The HP Acquisition

  On October 9, 1998, the Company completed the purchase of Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California and its production equipment and manufacturing lines located in Malaysia, for a total purchase price of approximately $65.9 million (the "HP Acquisition"). Approximately $57.4 million of the total purchase price was paid to HP in cash, approximately $1.1 million
was in acquisition costs and the balance related to assumed liabilities.   This
business was part of HP's Wireless Infrastructure Division and was focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. Since the acquisition date, the Company has transferred the Malaysian production equipment and manufacturing lines to its Irvine, California facility. The Company is also in the process of transferring the Folsom facility manufacturing lines to its Irvine facility and currently excepts to complete the closure of the Folsom manufacturing facility in the second half of 1999. The Company also intends to maintain a research and development location in the Folsom area. The Company entered an escrow to sell the Folsom facility to a third party during the second quarter of 1999 and this escrow closed on July 15, 1999.

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

Results of Operations

  The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended July 4, 1999 and June 28, 1998.

                                                                    As a Percentage of Net Sales
                                                      Three Months Ended              Six Months Ended
                                                    ----------------------         ----------------------
                                                     July 4,      June 28,          July 4,      June 28,
                                                      1999          1998             1999          1998
                                                    --------      --------         --------      --------
Net sales                                              100.0%        100.0%           100.0%       100.0%
Cost of sales                                           73.5          59.6             73.4         60.3
                                                       -----         -----            -----        -----
Gross profit                                            26.5          40.4             26.6         39.7
Operating expenses:
  Sales and marketing                                    5.0          10.2              5.6          9.5
  Research and development                               9.3          14.0              9.4         13.5
  General and administrative                             3.9           5.7              4.3          5.6
                                                       -----         -----            -----        -----
Total operating expenses                                18.2          29.9             19.3         28.6

Operating income                                         8.3          10.5              7.3         11.1
Other income (expense), net                              1.3           3.5              0.6          3.6
                                                       -----         -----            -----        -----

Income before income taxes                               9.6          14.0              7.9         14.7
Provision for income taxes                               3.5           5.1              2.9          5.4
                                                       -----         -----            -----        -----

Net income                                               6.1%          8.9%             5.0%         9.3%
                                                       =====         =====            =====        =====

Three months ended July 4, 1999 and June 28, 1998

Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 225% to $68.5 million for the quarter ended July 4, 1999 from $21.1 million for the quarter ended June 28, 1998. The growth in revenue was due to increased sales of the Company's cellular and PCS products. The quarter ended July 4, 1999 also includes revenues from the sales of products acquired in the HP Acquisition in October 1998. For the quarter ended July 4, 1999, total sales of cellular products (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 80% of revenues or $54.8 million, compared to approximately 88% of revenues or $18.6 million for the quarter ended June 28, 1998. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 19% of revenues or $13.3 million for the second quarter of 1999, compared to approximately 8% or $1.8 million for the second quarter in 1998. Sales of Land Mobile Radio ("LMR") amplifiers accounted for less than 1% of revenues or $0.4 million for the quarter ended July 4, 1999, compared to approximately 4% of revenues or $0.8 million for the quarter ended June 28, 1998.

  Total sales to North American (includes Canada and Mexico) customers accounted for approximately 72% of revenues or $49.0 million for the quarter ended July 4, 1999, compared with approximately 66% or $14.0 million for the quarter ended June 28, 1998. The Company's total international sales (excluding North American sales) accounted for approximately 28% of revenues or $19.5 million for the quarter ended July 4, 1999, compared with approximately 34% or $7.1 million for the quarter ended June 28, 1998. Total Asian sales (which predominately includes sales to South Korea) increased 77% to $11.8 million for the quarter ended July 4, 1999 from $6.7 million for the quarter ended June 28, 1998. Total Asian sales accounted for approximately 17% of revenues in the second quarter of 1999 compared to approximately 32% of revenues in the second quarter of 1998. During fiscal 1998, the Company experienced postponement, rescheduling and cancellation of orders from its South Korean customers which the Company believes was due to the economic crisis in South Korea, and Asia in general, which reduced South Korean wireless service operators demand for the Company's products. At this time, the Company is unable to predict if such order fluctuations, including cancellations, will continue to be experienced from its customers in Asia or any other areas that have or may have economic and or financial crisis. See "Additional Factors That May Affect Future Results A Significant Amount of Our Revenues Comes from a Few Customers; Our Success is Tied to the Growth of the Wireless Services Market; There are Many Risks Associated With International Operations; and Over the Last Three Years, We Have Had a Reliance upon the South Korean Market."

  The reduction and stoppage of the deployment of both the South Korean digital cellular CDMA and PCS networks during 1998 did have an adverse effect on the Company's revenues and business with its South Korean customers and its results of operations. The Company continues to operate in South Korean and Asia and does not currently plan any reduction in its operations in this region. Any future delay, rescheduling or cancellation of these deployments or customer orders could have an adverse effect on the Company's business, results of operations and financial condition. For additional information see "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; Our Success is Tied to the Growth of the Wireless Services Market; There are Many Risks Associated With International Operations; and Over the Last Three Years, We Have Had a Reliance upon the South Korean Market."

  Sales to customers in countries outside of Asia, primarily in North America, increased approximately 250% to $49.0 million for the quarter ended July 4, 1999 from $14.0 million for the quarter ended June 28, 1998. For the second quarter ended July 4, 1999, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 44% of revenues and sales to Lucent Technologies, Inc. ("Lucent") accounted for over 10% of the revenues for the quarter. As part of the HP Acquisition, the Company significantly increased its sales to Nortel and added Lucent as a customer. There can be no assurance that the Company will continue to be successful in attracting new customers or retaining or increasing business with existing customers. In addition, the Company believes that a significant portion of its business with Original Equipment Manufacturers ("OEMs"), such as LM Ericsson Telephone Company ("Ericsson"), Lucent and Nortel, is dependent upon the development schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. Due to the possible uncertainties associated with wireless infrastructure deployments, the Company has experienced and expects to continue to experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; There are Many Risks Associated With International Operations; We Recently Acquired HP's RF Power Amplifier Business and are Currently Integrating It With Our Existing Business; and Our Quarterly Results Fluctuate Significantly."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the second quarter of fiscal 1999 and 1998 were 26.5% and 40.4%, respectively. The decrease in gross margins was a result of several factors, including increased labor and overhead costs associated with operating the Folsom manufacturing facility which the Company acquired in October 1998 as part of the HP Acquisition. In addition, gross margins during the second quarter of 1999 were negatively impacted by the significant increase in labor and overhead costs associated with the significant ramp-up of production personnel and facilities at the Company's Southern California manufacturing facility due to increased demand for the Company's products and the ongoing transition of the Folsom manufacturing activities to Southern California. The Company's sales during 1999 as compared to 1998 also include a larger percentage of single carrier RF power amplifiers, which traditionally carry lower gross margins than multi-carrier RF power amplifiers. All of the products acquired by the Company in the HP Acquisition were single carrier RF power amplifier products. The Company anticipates that, in the near-term, it will continue to experience significant labor and overhead costs due to its ongoing transition of production from the Folsom manufacturing facility to the Company's Irvine facility, and its increase in production personnel at its Irvine facility. The Company currently anticipates that the production activities will be fully transferred in the second half of fiscal 1999. These costs are currently anticipated to have a negative impact on the Company's future gross margins. In addition, the Company currently expects that single carrier RF power amplifier products will continue to account for a significant portion of its business and that such products will have a negative impact on the Company's future gross margins. While the Company continues to strive for manufacturing and engineering cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If the Company is unable to obtain cost reductions through its manufacturing and or engineering efforts, its gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results-- Our Average Sales Prices are Declining."

  As part of the HP Acquisition, the Company completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in the Company's financial statements for the fiscal year ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and are included in cost of sales. For the quarter ended July 4, 1999, approximately $0.6 million was amortized and included in cost of sales. For more information concerning the purchase price allocation associated with the HP Acquisition, see Note 16 of the Notes to Consolidated Financial Statements for the fiscal year ended January 3, 1999.

  As an additional part of the HP Acquisition, the Company assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the second quarter ended July 4, 1999, the Company incurred approximately $0.1 million of warranty expenses which were offset against specific liabilities assumed in the acquisition.

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, the Company expects that the average sales prices of its products will continue to decrease. The Company has introduced new products at lower sales prices which has impacted the average sales prices of the Company's products. Future pricing actions by the Company and its competitors may also adversely impact the Company's gross profit margins and profitability, which could also result in decreased liquidity and adversely affect the Company's business, results of operations and financial condition. For a discussion of the impact of new products on the Company's business, see "Additional Factors That May Affect Future Results We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change."

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 58% to $3.4 million for the quarter ended July 4, 1999 from $2.2 million for the quarter ended June 28, 1998. As a percentage of sales, sales and marketing expenses were 5.0% and 10.3% for the quarters ended July 4, 1999 and June 28, 1998, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales. In addition, as part of the purchase price allocation of the HP Acquisition, an allocation of $2.0 million reflecting the value of the customer list and $0.5 million reflecting the value of the non-compete agreement with HP was capitalized on the Company's balance sheet. The customer list and non-compete agreement are amortized over three and four years, respectively, and included in sales and marketing expenses.

  Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, third generation wireless and wireless local loop ("WLL") products. Research and development expenses increased by 116% to $6.4 million for the quarter ended July 4, 1999 from $3.0 million for the quarter ended June 28, 1998. Research and development expenses as a percentage of sales were 9.3% and 14.0%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts. In addition, as part of the HP Acquisition, the Company added additional engineers who are located in the Folsom facility. The Company anticipates that it will continue operating at a higher expense level for research and development because it intends to continue to emphasize investment in research and development programs in future periods and continue to pursue several existing programs acquired as part of the HP Acquisition.

  As part of the HP Acquisition, the Company acquired new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified at the time of the acquisition. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. At the date of the acquisition, the Company estimated that these projects were approximately 75% complete and estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. The Company incurred approximately $0.6 million of research and development expenses related to these projects during the second quarter of 1999, and since the date of the acquisition has incurred a total of $1.0 million of research and development expenses related to these projects. As of July 4, 1999, the Company believes that these projects are approximately 85% complete.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 120% to $2.7 million for the quarter ended July 4, 1999, from $1.2 million for the quarter ended June 28, 1998. General and administrative expenses as a percentage of sales were 3.9% and 5.7%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel. In addition, as part of the HP Acquisition, the Company is incurring additional administration and facilities costs related to the Folsom facility. Also, as part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on the Company's balance sheet. This amount is amortized over ten years and included in general and administrative expenses.

  As an additional part of the HP Acquisition, the Company assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. During the second quarter of 1999, the Company paid approximately $0.7 million for these retention bonuses. The remainder of these retention bonuses will be paid over the period of the Folsom manufacturing facility closure, which is expected to be completed in the second half of 1999.

  As part of the purchase price allocation, the Company recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During the second quarter ended July 4, 1999, the Company paid approximately $0.2 million related to these moving and relocation costs. The Company currently expects to complete the closure of the Folsom manufacturing facility in the second half of 1999.

Other Income (Expense)

  The Company earned $0.9 million of other income, net, in the second quarter of 1999 compared to $0.7 million of other income, net, for the second quarter of 1998. Other income consists primarily of interest income, net of any interest expense. In addition, during the second quarter of 1999 the Company sold selected assets which resulted in a net gain of approximately $0.3 million.

Provision for Income Taxes

  The Company's effective tax rate was 36.5% for the quarters ended July 4, 1999 and June 28, 1998.

Six months ended July 4, 1999 and June 28, 1998

Net Sales

  The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 185% to $124.5 million for the six months ended July 4, 1999 from $43.7 million for the six months ended June 28, 1998. The increase in revenue was primarily attributable to increased sales of the Company's cellular and PCS products. The first six months of 1999 includes revenues from the sales of products acquired in the HP Acquisition in October 1998, which are not included in the prior period. For the first six months of 1999 total sales of cellular products accounted for approximately 75% of revenues or $93.8 million, compared to approximately 88% of revenues or $38.3 million for the first six months of 1998. Sales PCS products accounted for approximately 24% of revenues or $30.1 million for the first half of 1999, compared to approximately 8% or $3.7 million during the first half of 1998. Sales of LMR products accounted for less than 1% of revenues or $0.7 million for the six months ended July 4, 1999, compared to approximately 4% of revenues or $1.7 million for the six months ended June 28, 1998.

  Total sales to North American customers accounted for approximately 71% of revenues or $88.3 million for the six months ended July 4, 1999, compared with approximately 58% or $25.5 million for the six months ended June 28, 1998. The Company's total international sales (excluding North American sales) accounted for approximately 29% of revenues or $36.2 million for the six months ended July 4, 1999, compared with approximately 42% or $18.3 million for the six months ended June 28, 1998. Total sales to Asian customers accounted for approximately 17% of revenues in the first six months of 1999 compared to approximately 39% of revenues in the first six months of 1998. For the first six months of 1999, total sales to Nortel accounted for approximately 49% of revenues and sales to Lucent accounted for over 10% of revenues for this period. For the first six months of 1998, Nortel accounted for approximately 20% of revenues and Lucent accounted for no revenues. See "Additional Factors That May Affect Future Results A Significant Amount of Our Revenues Comes from a Few Customers."

Gross Profit

  The gross profit margins as a percentage of sales for the six months ended July 4, 1999 and June 28, 1998 were 26.6% and 39.7%, respectively. The decrease in gross margins during the first six months of 1999 is due to several factors, including increased labor and overhead costs associated with operating the Folsom manufacturing facility acquired in the HP Acquisition and inefficiencies in the ramp-up of increased production in the Company's Irvine facility. In addition, the significant increase in single carrier amplifiers has negatively impacted the Company's gross margins

Operating Expenses

  Sales and marketing expenses increased by 67% to $7.0 million for the six months ended July 4, 1999 from $4.2 million for the six months ended June 28, 1998. As a percentage of sales, sales and marketing expenses were 5.6% and 9.6% for the six months ended July 4, 1999 and June 28, 1998, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff and increased sales commissions related to increased product sales.

  Research and development expenses increased by 98% to $11.7 million for the six months ended July 4, 1999 from $5.9 million for the six months ended June 28, 1998. Research and development expenses as a percentage of sales were 9.4% and 13.5%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product
enhancement efforts.   The increase also reflects the additional engineers added
as part of the HP Acquisition.

  General and administrative expenses increased by 119% to $5.3 million for the six months ended July 4, 1999, from $2.4 million for the six months ended June 28, 1998. General and administrative expenses as a percentage of sales were 4.3% and 5.6%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel.

Other Income (Expense)

  The Company earned $0.7 million of other income, net, in the first six months of 1999 compared to $1.6 million of other income, net, for the first six months of 1998. The decrease in other income primarily reflects the interest expense incurred during the first quarter of 1999 on the debt incurred as part of the HP Acquisition. The acquisition debt was completely retired on March 31, 1999 with the proceeds of the Company's sales of shares of its Common Stock during the first quarter of 1999.

Provision for Income Taxes

  The Company's effective tax rate was 36.5% for the six months ended July 4, 1999 and June 28, 1998.

Liquidity and Capital Resources

  The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of July 4, 1999, the Company had working capital of $97.8 million, including $59.2 million in cash and cash equivalents as compared with working capital of $35.2 million, including $13.3 million in cash and cash equivalents at January 3, 1999. The Company received net proceeds of approximately $57.8 million from a Common Stock offering which was completed during the first quarter ended April 4, 1999. The Company utilized approximately $22.8 million of these proceeds to retire the bank debt related to the HP Acquisition. Net accounts receivable increased to $41.5 million at July 4, 1999 from $31.2 million at January 3, 1999 primarily due to increased sales volume in the second quarter of 1999 as compared to the fourth quarter of 1998. Net inventory decreased to $20.2 million at July 4, 1999, from $28.6 million at January 3, 1999. The decrease in net inventory is primarily due to the ongoing consolidation of the Company's manufacturing facilities as well as increased sales.

  Cash provided by operations was approximately $12.7 million for the six months ended July 4, 1999, compared with cash used in operations of $6.0 million for the six months ended June 28, 1998. The positive cash flow from operations for the first six months of 1999 is attributable to increased profitability and a decrease in inventory, offset by an increase in accounts receivable from January 3, 1999 to July 4, 1999.

  Capital expenditures were approximately $5.5 and $2.6 million for the first six months of 1999 and 1998, respectively. The majority of the capital spending during both periods represents spending on electronic test equipment utilized in the Company's manufacturing and research and development areas.

  On April 28, 1998 the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation, a supplier of "smart" antennas to the wireless communications market and a customer of the Company, in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave Communications Corporation and were and were redeemed in full on April 28, 1999. Upon the redemption of The Notes, the Company received related warrants for shares of Metawave Communications Corporation Series D Preferred Stock.

   Cash provided by financing activities was approximately $36.2 million for the first six months of 1999 compared with $3.3 million of cash used in financing activities for the first six months of 1998. On March 11, 1999, the Company completed the sale of two million shares of Common Stock in a public offering at an offering price of $26.75 per share. The underwriters also exercised their right to purchase an additional 300,000 shares from the Company at the $26.75 offering price on March 22, 1999. Total net proceeds to the Company after the reduction for the underwriting discount and offering expenses were approximately $57.8 million.

  On March 31, 1999, the Company utilized a total of $22.8 million of the proceeds from its Common Stock offering to repay all of the outstanding bank debt associated with the HP Acquisition. This included the Term Loan and the Purpose Loan. The outstanding balances at the time of repayment were $15.5 million for the Term Loan and the Purpose Loan had a balance of $7.0. The remaining $0.3 million was for accrued interest due on the loans. The Term Loan, Purpose Loan and Revolving Credit Agreement were all cancelled by the Company on March 31, 1999. The Company intends to obtain a new bank revolving credit agreement and has currently initiated discussions with its banks regarding such new agreement.

  As part of the HP Acquisition, the Company acquired HP's manufacturing and research and development facility in Folsom California. Of the purchase price, a total net value of $8.1 million was allocated to land, land improvements and buildings. The Company has begun the process of transferring production from the Folsom manufacturing facility to the Company's Irvine facility and expects to complete this transfer in the second half of 1999. As of July 4, 1999, the Company had entered into an escrow agreement covering the sale of the Folsom facility. As a result, the Company has included $8.1 million in short-term assets as assets held for sale.

  The Company had cash and cash equivalents of $59.2 million at July 4, 1999, compared with $13.3 million at January 3, 1999. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

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

Disclosure About Foreign Currency Risk

  Historically, a majority of our revenues have been derived from international sources, with our customers in South Korea accounting for the significant majority of such revenues. With the reduction in sales to customers in South Korea, we are pursuing new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers.

  Certain countries in Asia, including South Korea, have experienced weaknesses in their currencies, banking systems and equity markets. These weaknesses have adversely affected South Korean wireless service operators' demand for our products. In addition, Brazil has experienced significant weakness in its currency and equity markets. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products in Brazil. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers currently pay for products with U.S. Dollars. In the past year, the strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, has effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. The significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see "Additional Factors That May Affect Future Results--There are Many Risks Associated With International Operations."

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

  Our transactions for Europe are currently recorded in U.S. Dollars and we do not currently anticipate future transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, we do not believe that the euro will have a material effect on our financial position, results of operations or cash flows. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our business, financial condition and results of operations.

  We have not experienced any significant operational disruptions to date and we do not currently expect the continued implementation of the euro to cause any significant operational disruptions.

Year 2000 Compliance

  In the next year, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. We have examined our computer and information systems and contacted our software and hardware providers to determine whether our software applications and computer and information systems are compliant with the Year 2000. We have completed an upgrade to our computer operating system and we have been assured by our software and hardware providers that our computer systems are fully compliant with the Year 2000. We have also performed our own internal tests of our software and hardware to confirm that they are Year 2000 compliant. It is not possible to quantify the aggregate cost to us of such upgrades since they were part of the software and hardware providers normal upgrades to our systems. The costs for upgrading our information systems have been funded through our operating cash flows, and the we estimate that we have spent approximately $250,000 since 1996 for upgrades of our information systems and services associated with such upgrades.

  While we believe that our information systems are fully Year 2000 compliant, we intend to continue to review our information systems for any possible problems, as well as monitor our key suppliers and customers for any impact that the Year 2000 may have on their information systems which could then impact us. We have contacted all of our key suppliers and have been assured that such suppliers will not be impacted by the Year 2000. During the remainder of 1999, we intend to contact all of our significant customers to request verification that such customers are Year 2000 compliant. Embedded software sold with our products is not date dependent and therefore is Year 2000 compliant. In addition, the equipment we utilize in our manufacturing process is not date dependent. During the remainder of 1999, we intend to conduct tests on our manufacturing equipment to ensure that there are not any Year 2000 issues with such equipment. To date, none of our internal testing has identified any significant Year 2000 compliance issues.

  We do not believe that there will be significant issues or costs associated with our products related to Year 2000 compliance; however, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions or that there exists heretofore undetected aspects of our manufacturing process which could be impacted by the Year 2000. Although we are not currently aware of any material operational issues or costs associated with preparing our products, manufacturing processes or internal information systems for the Year 2000, there can be no assurance that we will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our products, manufacturing processes or internal information systems, which are comprised predominantly of third party software and hardware. We do not currently anticipate that the Year 2000 programming issue will have a material impact on our business, financial condition or results of operations.

  Should we not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities at the Company or our vendors and suppliers. We believe that under a worse case scenario, we could continue the majority of our normal business activities on a manual basis. We do not currently have a contingency plan with respect to potential Year 2000 failures of our suppliers or customers.

  We have evaluated the information systems, equipment and software included in the HP Acquisition for our Year 2000 compliance. We have completed a transition of the computer information and operating systems to our existing systems so that the Folsom facility is now operating on a Year 2000 compliant system. We are disposing of any computer equipment acquired in the HP Acquisition which is not Year 2000 compliant. We upgraded the telephone system at the Folsom facility to a new Year 2000 compliant system in May 1999. The costs for upgrading our Folsom operations to be Year 2000 complaint were approximately $100,000.

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

 A Significant Amount of Our Revenues Comes from a Few Customers

  We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as Hyundai Electronics Industries Co., Ltd. ("Hyundai"), LGIC, Ericsson, Lucent, Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung, as well as major operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless"), GTE Wireless Service Corporation ("GTE") and BellSouth. Our dependence on a small number of major customers exposes us to numerous risks, including:

   . slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;
   .  changes in customer forecasts and demand;
   . customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and
   . direct competition should a customer decide to manufacture RF power amplifiers internally.

  Revenues attributable to our top five customers for the six months ended July 4, 1999, (in alphabetical order) BellSouth, LGIC, Lucent, Nortel and Samsung accounted for approximately 83% of our net revenues or $103.1 million, and each of these customers accounted for more than 5% of our revenues for the period. The risks related to our customer concentration were magnified in 1998 due to our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. Our South Korean customers, including Hyundai, LGIC and Samsung, accounted for approximately 17% of our total sales for the first six months of fiscal 1999, or $21.6 million. For all of fiscal 1998, our South Korean customers accounted for only $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million, or approximately 83% of our total sales.

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

  Upon completion of the HP Acquisition, we became responsible for the operation of the Folsom manufacturing facility and the production of products formerly manufactured by HP. Additionally, with the closing of the Malaysian manufacturing operations we have to manufacture all products in our domestic manufacturing facilities. We did not have any experience in operating multiple manufacturing facilities and we rely upon a significant number of contract employees from HP and third-party employment services to operate the Folsom facility. We may fail to successfully operate the Folsom manufacturing facility or to consolidate it with our Irvine facility on schedule or within our budget. Either situation would have a material adverse effect upon our business, financial condition and results of operations.

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

 There are Many Risks Associated With International Operations

  For fiscal years 1996, 1997, 1998 and the first six months of fiscal 1999, international revenues (excluding North American sales) accounted for approximately 77%, 84%, 41% and 29% respectively, of our net sales. These revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

 . compliance with multiple and potentially conflicting regulations, including export requirements, tariffs and other barriers, and health and safety requirements;
 .  differences in intellectual property protections;
 .  difficulties in staffing and managing foreign operations;
 .  longer accounts receivable collection cycles;
 .  currency fluctuations;
 .  economic instability, including inflation and interest rate fluctuations, such as those seen in South Korea and Brazil;
 .  competition from foreign based suppliers;
 .  restrictions against the repatriation of earnings from a foreign country;
 . overlapping or differing tax structures; and . political or civil turmoil.

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

 Over the Last Three Years, We Have Had a Reliance upon the South Korean Market

  Three of our customers, Hyundai, LGIC and Samsung, are based in South Korea and collectively accounted for approximately 17% of the Company's net sales for the six months ended July 4, 1999. For fiscal year 1998, customers based in South Korea collectively accounted for approximately 30% of our net sales and they accounted for approximately 83% of our net sales for fiscal year 1997. These customers have purchased products primarily for deployment in the South Korean digital cellular and PCS networks.

  The build-out of the South Korean digital cellular networks began in 1995 with two independent service providers offering digital CDMA service beginning in 1996. In contrast, the build-out of the South Korean PCS networks began in the first quarter of 1997 with four service providers. We provided multi-carrier cellular RF power amplifiers starting from the initial stages of the digital cellular network buildout in South Korea. During 1997, we began shipping, in volume, PCS single carrier RF power amplifiers for use in the new PCS networks being built in South Korea. Sales to our South Korean customers for the South Korean PCS networks represented substantially all of our PCS sales during 1997 and approximately 86% of our PCS sales for the first nine months of 1998. Since the completion of the HP Acquisition, we have significantly increased our non-Korean PCS sales. The delay, postponement and cancellation of the build-out of the South Korean digital wireless networks which occurred during 1998, did have an adverse effect on our revenues and results of operations during 1998. The continued delay, termination or early completion of the infrastructure build-out of the South Korean digital wireless networks could have a material adverse effect on our business, results of operations and financial condition. Further, even if these networks are developed as originally anticipated, there can be no assurance that our products will continue to be purchased by our South Korean customers or be capable of being manufactured at competitive prices in sufficient volumes.

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

  Due to the numerous factors involved, we are unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original build-out projections. In addition, we are unable to predict what level such sales will be for 1999.

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

  The RF power amplifier business which we acquired in the HP Acquisition
utilizes certain custom components manufactured by HP.   We have a one-year
supply commitment from HP for these components and we are expected to begin sourcing such components from new suppliers. While we have an ongoing process to redesign certain products as well as identify and test alternative sources for such custom components, if we are unsuccessful in adding such new suppliers, such failure could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  Our financial instruments include cash and long-term debt. At July 4, 1999, the carrying values of these financial instruments approximated their fair values based on current market prices and rates.

  It is currently our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies.

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

                                       POWERWAVE TECHNOLOGIES, INC.


Date: August 16, 1999                  By: /s/ Kevin T. Michaels
                                       ---------------------------------
                                       Kevin T. Michaels
                                       Vice President, Finance and Chief
                                       Financial Officer