Form 10-Q
period 1999-10-03
POWERWAVE TECHNOLOGIES INC
filed 1999-11-16
CIK 1023362

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended October 3, 1999

                                      OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________to_________

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


                              _________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES  [X]   NO [ ]

     As of November 11, 1999, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 20,157,592.


================================================================================

                         POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                                            Page
                                                                                                            ----
Part I.   Financial Information

          Item 1.  Financial Statements

                     Consolidated Balance Sheets at October 3, 1999 (Unaudited)                                 3
                       and January 3, 1999

                     Consolidated Statements of Operations (Unaudited) for the three and nine months            4
                       ended October 3, 1999 and September 27, 1998

                     Consolidated Statements of Cash Flows (Unaudited) for the nine months ended                5
                       October 3, 1999 and September 27, 1998

                     Notes to Consolidated Financial Statements (Unaudited)                                   6-9

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations    10-30

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  30


Part II.  Other Information

          Item 1.  Legal Proceedings                                                                           31

          Item 4.  Submission of Matters to a Vote of Security Holders                                         31

          Item 5.  Other Items                                                                                 31

          Item 6.  Exhibits and Reports on Form 8-K                                                            32

Signatures                                                                                                     33


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

                         POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                     October 3,           January 3,
                                                                                        1999                 1999
                                                                                     ----------          -----------
ASSETS:                                                                              (Unaudited)
Current Assets:
      Cash and cash equivalents...................................................      $ 71,948            $ 13,307
      Accounts receivable, net of allowance for doubtful accounts of $ 2,683 and
      $1,270 at October 3, 1999 and January 3, 1999, respectively.................        44,103              31,212
      Inventories, net............................................................        22,668              28,583
      Prepaid expenses and other current assets...................................         1,820               1,633
      Notes receivable............................................................         7,475                  --
      Deferred tax assets.........................................................         3,303               3,303
                                                                                        --------            --------
           Total current assets...................................................       151,317              78,038

Property and equipment............................................................        36,785              26,286
Less accumulated depreciation and amortization....................................       (10,167)             (5,838)
                                                                                        --------            --------
      Net property and equipment..................................................        26,618              20,448
                                                                                        --------            --------
Assets held for sale, net.........................................................            --               8,122
Intangible assets, net............................................................        15,235              17,916
Deferred tax assets...............................................................         4,254               4,254
Other non-current assets..........................................................           987               3,207
                                                                                        --------            --------
TOTAL ASSETS......................................................................      $198,411            $131,985
                                                                                        ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
   Accounts payable...............................................................      $ 25,493            $ 18,667
   Accrued expenses and other liabilities.........................................        17,144              13,918
   Current portion of long-term debt..............................................           257               6,528
   Income taxes payable...........................................................         2,948               3,715
                                                                                        --------            --------
           Total current liabilities..............................................        45,842              42,828

Long-term debt, net of current portion............................................            --              17,621
Other non-current liabilities.....................................................           559                 466
                                                                                        --------            --------
       Total liabilities..........................................................        46,401              60,915
                                                                                        --------            --------

Shareholders' Equity:
   Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
      outstanding.................................................................            --                  --
   Common Stock, $.0001 par value, 40,000 shares authorized, 20,025 shares issued and outstanding at October 3, 1999 and 17,956 shares
      issued and 17,250 shares outstanding at January 3, 1999.....................       111,408              65,027
   Retained earnings..............................................................        40,602              28,729
   Less treasury stock at cost....................................................            --             (22,686)
                                                                                        --------            --------
           Total shareholders' equity.............................................       152,010              71,070
                                                                                        --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................      $198,411            $131,985
                                                                                        ========            ========

   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                   Three Months Ended                       Nine Months Ended
                                              ----------------------------             ----------------------------
                                              October 3,      September 27,            October 3,      September 27,
                                                 1999              1998                   1999             1998
                                              ----------------------------             ----------------------------
Net sales.................................      $76,900          $16,456                $201,417          $60,205
Cost of sales.............................       54,697           10,697                 146,060           37,059
                                                -------          -------                --------          -------
Gross profit..............................       22,203            5,759                  55,357           23,146
Operating expenses:
      Sales and marketing.................        3,620            2,147                  10,609            6,341
      Research and development............        7,311            2,938                  18,982            8,845
      General and administrative..........        3,464            1,329                   8,809            3,770
                                                -------          -------                --------          -------
Total operating expenses..................       14,395            6,414                  38,400           18,956

Operating income (loss)...................        7,808             (655)                 16,957            4,190
Other income, net.........................          904              845                   1,604            2,435
                                                -------          -------                --------          -------

Income before income taxes................        8,712              190                  18,561            6,625
Provision for income taxes................        3,093               69                   6,688            2,418
                                                -------          -------                --------          -------

Net income................................      $ 5,619          $   121                $ 11,873          $ 4,207
                                                =======          =======                ========          =======
Basic earnings per share..................      $   .28          $   .01                $    .60          $   .25
                                                =======          =======                ========          =======
Diluted earnings per share................      $   .27          $   .01                $    .58          $   .25
                                                =======          =======                ========          =======
Basic weighted average common shares......       19,971           17,188                  19,281           17,155
                                                =======          =======                ========          =======
Diluted weighted average common shares....       20,743           17,347                  19,942           17,389
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

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                              Nine Months Ended
                                                                               --------------------------------------------
                                                                                     October 3,             September 27,
                                                                                        1999                     1998
                                                                               -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income...............................................................     $ 11,873                 $  4,207
      Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
          Depreciation and amortization........................................        7,060                    1,984
          Provision for doubtful accounts......................................        1,413                       86
          Provision for inventory reserves.....................................          680                     (464)
          Compensation costs related to stock options..........................           30                       25
          Net loss on sales of property, plant and equipment...................          120                       --
      Changes in operating assets and liabilities:
          Accounts receivable..................................................      (14,306)                  (2,953)
          Inventories..........................................................        5,236                   (1,037)
          Prepaid expenses and other current assets............................         (186)                     108
          Accounts payable.....................................................        6,825                   (2,890)
          Accrued expenses and other liabilities...............................        3,226                   (4,528)
          Income taxes payable.................................................        6,304                     (894)
      Other....................................................................         (187)                     (86)
                                                                                    --------                 --------
               Net cash provided by (used in) operating activities.............       28,088                   (6,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment.......................................      (10,830)                  (3,250)
      Sales of property, plant and equipment...................................          808                       --
      Redemption (Purchase) of long-term investments...........................        2,500                   (2,500)
                                                                                    --------                 --------
               Net cash used in investing activities...........................       (7,522)                  (5,750)

CASH FLOW FROM FINANCING ACTIVITIES:
      Principal payments on long-term debt.....................................      (23,892)                    (385)
      Issuance of Common Stock, net............................................       58,725                      652
      Repurchase of Common Stock...............................................           --                   (3,740)
      Proceeds from exercise of stock options..................................        3,242                      640
                                                                                    --------                 --------
               Net cash provided by (used in) financing activities.............       38,075                   (2,833)
                                                                                    --------                 --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       58,641                  (15,024)
CASH AND CASH EQUIVALENTS, beginning of period.................................       13,307                   67,433
                                                                                    --------                 --------
CASH AND CASH EQUIVALENTS, end of period.......................................     $ 71,948                 $ 52,409
                                                                                    ========                 ========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for:
         Interest..............................................................     $    988                 $     95
                                                                                    ========                 ========
         Income taxes..........................................................     $    385                 $  3,312
                                                                                    ========                 ========

NON CASH ITEMS:
    Tax benefit related to stock option exercises..............................     $  6,855                 $    541
                                                                                    ========                 ========
    Tax benefit related to issuance of Common Stock under the Employee Stock
         Purchase Plan.........................................................     $    215                 $     43
                                                                                    ========                 ========
    Note received in conjunction with sale of land and building................     $  7,475
                                                                                    ========

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                October 3, 1999

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

  The results of operations for the three and nine months ended October 3, 1999, are not necessarily indicative of the results to be expected for the entire fiscal year ended January 2, 2000 (fiscal year 1999). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

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

New Accounting Pronouncements

  The Company adopted SFAS No. 130, Reporting Comprehensive Income for the quarterly periods beginning in fiscal 1998. For the three-month and nine-month periods presented, the Company has no differences between net income and comprehensive income. Therefore, no statement of comprehensive income has been presented.

  The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information beginning in fiscal 1999. In accordance with SFAS No. 131, the Company has disclosed below certain information about operating segments and certain information about the Company's products, geographic areas to which the Company sells its products, and major customers.

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

Segment Information

  Utilizing the management approach, the Company has broken down its business based upon the RF frequency in which the product is utilized in, i.e., cellular, PCS, LMR and other. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit (loss).

                                                                             Business Segments
                                                                             -----------------
                                                                              (in thousands)

                                                      Cellular        PCS            LMR         Other        Total
                                                      --------        ---            ---         -----        ------
Three months ended October 3, 1999
Net sales..........................................     $ 54,711      $22,198        $    (9)    $ --          $ 76,900
Cost of sales......................................       36,133       18,213            351       --            54,697
                                                        --------      -------        -------     ----          --------
Gross profit (loss)................................     $ 18,578      $ 3,985        $  (360)    $ --          $ 22,203
                                                        ========      =======        =======     ====          ========

Three months ended September 27, 1998
Net sales..........................................     $ 12,964      $ 2,178        $   989     $325          $ 16,456
Cost of sales......................................        7,258        2,060          1,088      291            10,697
                                                        --------      -------        -------     ----          --------
Gross profit (loss)................................     $  5,706      $   118        $   (99)    $ 34          $  5,759
                                                        ========      =======        =======     ====          ========

                                                                             Business Segments
                                                                             -----------------
                                                                              (in thousands)

                                                         Cellular      PCS            LMR        Other        Total
                                                         --------      ---            ---        -----        -----
Nine months ended October 3, 1999
Net sales..........................................     $147,123      $53,634        $   660      $ --         $201,417
Cost of sales......................................      100,667       42,932          2,461        --          146,060
                                                        --------      -------        -------      ----         --------
Gross profit (loss)................................     $ 46,456      $10,702        $(1,801)     $            $ 55,357
                                                        ========      =======        =======      ====         ========

Nine months ended September 27, 1998
Net sales..........................................     $ 51,306      $ 5,710        $ 2,713      $476         $ 60,205
Cost of sales......................................       27,548        6,109          2,980       422           37,059
                                                        --------      -------        -------      ----         --------
Gross profit (loss)................................     $ 23,758      $  (399)       $  (267)     $ 54         $ 23,146
                                                        ========      =======        =======      ====         ========

  The following schedule presents an analysis of the Company's net sales based upon the country to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to South Korea and all locations in Asia. Europe and other international sales include all sales to Europe and all other foreign countries.

                                                              North                   Europe and Other
                                                            American        Asia       International        Total
                                                            ---------       ----      ----------------      -----
Sales for the three months ended October 3, 1999.........     $49,885      $18,593          $8,422          $76,900
Sales for the three months ended September 27, 1998......     $ 8,739      $ 6,054          $1,663          $16,456

                                                              North                   Europe and Other
                                                            American        Asia       International        Total
                                                          -------------  -----------  ----------------  -------------
 Sales for the nine months ended October 3, 1999.......        $138,219      $40,233           $22,965       $201,417
Sales for the nine months ended September 27, 1998.....        $ 34,205      $22,911           $ 3,089       $ 60,205

  The Company's product sales have historically been concentrated in a small number of customers. During the nine months ended October 3, 1999 and September 27, 1998 sales to five customers accounted for approximately 79% and 77% of total revenues or $158.8 million and $46.6 million, respectively.

Stock Option Plans

  The following is a summary of stock option transactions under the Company's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the nine months ended October 3, 1999:

                                                                           Number of
                                                                           Options
                                                                           Exercisable
                                    Number of         Price per            as of
                                     Shares            Share               October 3, 1999
                                    ---------        ----------            ----------------
     Balance at January 3, 1999     2,715,102         $ 2.47- $31.75

      Granted                         821,250         $18.38-$47.00
      Exercised                      (729,273)        $ 2.47-$32.00
      Canceled                        (81,170)        $ 4.00-$19.19
                                    ---------
     Balance at October 3, 1999     2,725,909         $ 2.47-$47.00            538,758
                                    =========

Employee Stock Purchase Plan

  The fifth offering under the Company's Employee Stock Purchase Plan (the "Purchase Plan") concluded on July 31, 1999, with 26,188 shares of the Company's Common Stock purchased under the Purchase Plan. At October 3, 1999 there were rights to purchase approximately 8,200 shares of Common Stock outstanding under the Purchase Plan's sixth offering, which will conclude on January 31, 2000.

The HP Acquisition

  On October 9, 1998, the Company completed the purchase of Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California and its production equipment and manufacturing lines located in Malaysia, for a total purchase price of approximately $65.9 million (the "HP Acquisition"). Approximately $57.4 million of the total purchase price was paid to HP in cash, approximately $1.1 million was in acquisition costs and the balance related to assumed liabilities. This business was part of HP's Wireless Infrastructure Division and was focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. Since the acquisition date, the Company has transferred the Malaysian production equipment and manufacturing lines to its Irvine, California facility. The Company is also in the process of transferring the Folsom facility manufacturing lines to its Irvine facility and currently excepts to complete the closure of the Folsom manufacturing facility in the fourth quarter of 1999. On July 15, 1999 the Company sold the Folsom facility to a third party for approximately $8.4 million. The Company received approximately $0.9 million in cash (before expenses) and an interest free note for $7.475 million. The note is secured by the land, land improvements and building. In exchange for the interest free note, the buyer entered into a rent-free lease with the Company through December 31, 1999. The note is due and payable on December 31, 1999. The Company also intends to maintain a research and development location in the Folsom area and has entered into a lease agreement for a facility in El Dorado Hills, California.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in "Additional Factors That May Affect Future Results."

Results of Operations

     The following table summarizes the Company's results of operations as a percentage of net sales for the three months and nine months ended October 3, 1999 and September 27, 1998.

                                                                      As a Percentage of Net Sales
                                                      Three Months Ended                       Nine Months Ended
                                                --------------------------------       -----------------------------------
                                                   October 3,      September 27,            October 3,       September 27,
                                                     1999              1998                   1999              1998
                                                -------------  ------------------      ----------------  -----------------
Net sales                                         100.0%         100.0%                  100.0%            100.0%
Cost of sales                                      71.1           65.0                    72.5              61.5
                                                  -----          -----                   -----             -----
Gross profit                                       28.9           35.0                    27.5              38.5
Operating expenses:
      Sales and marketing                           4.7           13.0                     5.3              10.5
      Research and development                      9.5           17.9                     9.4              14.7
      General and administrative                    4.5            8.1                     4.4               6.3
                                                  -----          -----                   -----             -----
Total operating expenses                           18.7           39.0                    19.1              31.5

Operating income                                   10.2           (4.0)                    8.4               7.0
Other income (expense), net                         1.1            5.1                     0.8               4.0
                                                  -----          -----                   -----             -----

Income before income taxes                         11.3            1.1                     9.2              11.0
Provision for income taxes                          4.0            0.4                     3.3               4.0
                                                  -----          -----                   -----             -----

Net income                                          7.3%           0.7%                    5.9%              7.0%
                                                  =====          =====                   =====             =====


Three months ended October 3, 1999 and September 27, 1998

Net Sales

     The Company's net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 367% to $76.9 million for the quarter ended October 3, 1999 from $16.5 million for the quarter ended September 27, 1998. The growth in revenue was due to increased sales of the Company's cellular and PCS products. The quarter ended October 3, 1999 also includes revenues from the sales of products acquired in the HP Acquisition which occurred in October 1998. For the quarter ended October 3, 1999, total sales of cellular products (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 71% of revenues or $54.7 million, compared to approximately 79% of revenues or $13.0 million for the quarter ended September 27, 1998. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 29% of revenues or $22.2 million for the third quarter of 1999, compared to approximately 13% or $2.2 million for the third quarter in 1998. Sales of Land Mobile Radio ("LMR") amplifiers accounted for no revenues during the quarter ended October 3, 1999, compared to approximately 6% of revenues or $1.0 million for the quarter ended September 27, 1998.

     Total sales to North American (which includes Canada and Mexico) customers accounted for approximately 65% of revenues or $49.9 million for the quarter ended October 3, 1999, compared with approximately 53% or $8.7 million for the quarter ended September 27, 1998. The Company's total international sales (excluding North American sales) accounted for approximately 35% of revenues or $27.0 million for the quarter ended October 3, 1999, compared with approximately 47% or $7.7 million for the quarter ended September 27, 1998. Total Asian sales (which predominately includes sales to South Korea) increased 207% to $18.6 million for the quarter ended October 3, 1999 from $6.1 million for the quarter ended September 27, 1998. Total Asian sales accounted for approximately 24% of revenues in the third quarter of 1999 compared to approximately 37% of revenues in the third quarter of 1998. The Company has experienced postponement, rescheduling and cancellation of orders from its South Korean customers which the Company believes were due to the economic crisis in South Korea, and Asia in general, which reduced South Korean wireless service operator's demand for the Company's products. At this time, the Company is unable to predict if such order fluctuations, including cancellations, will continue to be experienced from its customers in Asia or any other areas that have or may have economic and or financial crisis. See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; Our Success is Tied to the Growth of the Wireless Services Market; There are Many Risks Associated With International Operations; and Over the Last Three Years, We Have Had a Reliance upon the South Korean Market."

     The reduction and stoppage of the deployment of both the South Korean digital cellular CDMA and PCS networks during 1998 did have an adverse effect on the Company's revenues and business with its South Korean customers and its results of operations. The Company continues to operate in South Korea and Asia and does not currently plan any reduction in its operations in this region. Any future delay, rescheduling or cancellation of customer orders or deployments could have an adverse effect on the Company's business, results of operations and financial condition. For additional information see "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; Our Success is Tied to the Growth of the Wireless Services Market; There are Many Risks Associated With International Operations; and Over the Last Three Years, We Have Had a Reliance upon the South Korean Market."

  Sales to customers in countries outside of Asia, primarily in North America, increased approximately 461% to $58.3 million for the quarter ended October 3, 1999 from $10.4 million for the quarter ended September 27, 1998. For the third quarter ended October 3, 1999, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 35% of revenues and sales to Lucent Technologies, Inc. ("Lucent") accounted for over 10% of the revenues for the quarter. As part of the HP Acquisition, the Company significantly increased its sales to Nortel and added Lucent as a customer. There can be no assurance that the Company will continue to be successful in attracting new customers or retaining or increasing business with existing customers. In addition, the Company believes that a significant portion of its business with Original Equipment Manufacturers ("OEMs"), such as LM Ericsson Telephone Company ("Ericsson"), Lucent and Nortel, is dependent upon the development schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, the Company has experienced and expects to continue to experience significant fluctuations in demand from its OEM customers. Such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; There are Many Risks Associated With International Operations; We Recently Acquired HP's RF Power Amplifier Business and are Currently Integrating It With Our Existing Business; and Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the third quarter of fiscal 1999 and 1998 were 28.9% and 35.0%, respectively. The decrease in gross margins compared to the prior year period was a result of several factors, including increased labor and overhead costs associated with the significant ramp-up of production personnel and facilities at the Company's Southern California manufacturing facility due to increased demand for the Company's products and the ongoing transition of the Folsom manufacturing activities to Southern California. The Company's sales during 1999 as compared to 1998 also include a larger percentage of single carrier RF power amplifiers, which traditionally carry lower gross margins than multi-carrier RF power amplifiers. All of the products acquired by the Company in the HP Acquisition were single carrier RF power amplifier products. The Company anticipates that it will continue to experience significant labor and overhead costs due to both its ongoing transition of production from the Folsom manufacturing facility to the Company's Irvine facility, and its increase in production personnel at its Irvine facility. The Company currently anticipates that the Folsom production activities will be fully transferred by the end of fiscal 1999. These costs are currently anticipated to have a negative impact on the Company's future gross margins. In addition, the Company currently expects that single carrier RF power amplifier products will continue to account for a significant portion of its business and that such products will have a negative impact on the Company's future gross margins. While the Company continues to strive for manufacturing and engineering cost reductions to offset pricing pressures on its products, there can be no assurance that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If the Company is unable to obtain cost reductions through its manufacturing and or engineering efforts, its gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on the Company's business, see "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining."

     As part of the HP Acquisition, the Company completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in the Company's financial statements for the fiscal year ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and are included in cost of sales. For the quarter ended October 3, 1999, approximately $0.6 million was amortized and included in cost of sales. For more information concerning the purchase price allocation associated with the HP Acquisition, see Note 16 of the Notes to Consolidated Financial Statements for the fiscal year ended January 3, 1999.

     As an additional part of the HP Acquisition, the Company assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the third quarter ended October 3, 1999, the Company incurred approximately $0.1 million of warranty expenses which were offset against specific liabilities assumed in the acquisition.

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

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 69% to $3.6 million for the quarter ended October 3, 1999 from $2.1 million for the quarter ended September 27, 1998. As a percentage of sales, sales and marketing expenses were 4.7% and 13.0% for the quarters ended October 3, 1999 and September 27, 1998, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales. In addition, as part of the purchase price allocation of the HP Acquisition, an allocation of $2.0 million reflecting the value of the customer list and $0.5 million reflecting the value of the non-compete agreement with HP was capitalized on the Company's balance sheet. The customer list and non-compete agreement are amortized over three and four years, respectively, and included in sales and marketing expenses.

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, third generation wireless and wireless local loop ("WLL") products. Research and development expenses increased by 149% to $7.3 million for the quarter ended October 3, 1999 from $2.9 million for the quarter ended September 27, 1998. Research and development expenses as a percentage of sales were 9.5% and 17.9%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts. In addition, as part of the HP Acquisition, the Company added additional engineers who are located in the Folsom facility. The Company currently anticipates that it will continue operating at a higher expense level for research and development because it intends to continue to emphasize investment in research and development programs in future periods and continue to pursue several existing programs acquired as part of the HP Acquisition.

     As part of the HP Acquisition, the Company acquired new product projects that were under development at the date of the acquisition and which the Company expected to eventually lead to new products. However, such products had not yet established technological feasibility and no future alternative uses for such products were identified at the time of the acquisition. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. At the date of the acquisition, the Company estimated that these projects were approximately 75% complete and estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. The Company incurred approximately $0.4 million of research and development expenses related to these projects during the third quarter of 1999, and since the date of the acquisition has incurred a total of $1.4 million of research and development expenses related to these projects. As of October 3, 1999, the Company believes that these projects are approximately 90% complete.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 161% to $3.5 million for the quarter ended October 3, 1999, from $1.3 million for the quarter ended September 27, 1998. General and administrative expenses as a percentage of sales were 4.5% and 8.1%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel. In addition, as part of the HP Acquisition, the Company is incurring additional administration and facilities costs related to the company's Northern California operations. Also, as part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on the Company's balance sheet. This amount is amortized over ten years and included in general and administrative expenses.

     As an additional part of the HP Acquisition, the Company assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. During the third quarter of 1999, the Company paid approximately $0.3 million for these retention bonuses, and since the date of the acquisition the Company has paid a total of $1.0 million for these retention bonuses. The remainder of these retention bonuses will be paid over the remaining period of the Folsom manufacturing facility closure, which is expected to be completed by the end of fiscal 1999.

     As part of the purchase price allocation, the Company recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During the third quarter ended October 3, 1999, the Company paid approximately $0.1 million related to these moving and relocation costs. The Company completed the sale of the Folsom facility to a third party in July 1999. Under the terms of the sale, the Company has full use of the facility (and is responsible for all operating expenses) through December 31, 1999.

Other Income (Expense)

     The Company earned $0.9 million of other income, net, in the third quarter of 1999 compared to $0.8 million of other income, net, for the third quarter of 1998. Other income consists primarily of interest income, net of any interest expense.

Provision for Income Taxes

     The Company's effective tax rate was 35.5% for the quarter ended October 3, 1999 and 36.5% for the quarter ended September 27, 1998.

Nine months ended October 3, 1999 and September 27, 1998

Net Sales

     Net sales increased by 235% to $201.4 million for the nine months ended October 3, 1999 from $60.2 million for the nine months ended September 27, 1998. The increase in revenue was primarily attributable to increased sales of the Company's cellular and PCS products. The first nine months of 1999 includes revenues from the sales of products acquired in the HP Acquisition in October 1998, which are not included in the prior period. For the first nine months of 1999, total sales of cellular products accounted for approximately 73% of revenues or $147.1 million, compared to approximately 85% of revenues or $51.3 million for the first nine months of 1998. Sales PCS products accounted for approximately 27% of revenues or $53.6 million for the first nine months of 1999, compared to approximately 9% or $5.7 million during the first nine months of 1998. Sales of LMR products accounted for less than 1% of revenues or $0.7 million for the nine months ended October 3, 1999, compared to approximately 5% of revenues or $2.7 million for the nine months ended September 27, 1998.

     Total sales to North American customers accounted for approximately 69% of revenues or $138.2 million for the nine months ended October 3, 1999, compared with approximately 57% or $34.2 million for the nine months ended September 27, 1998. The Company's total international sales (excluding North American sales) accounted for approximately 31% of revenues or $63.2 million for the nine months ended October 3, 1999, compared with approximately 43% or $26.0 million for the nine months ended September 27, 1998. Total sales to Asian customers accounted for approximately 20% of revenues in the first nine months of 1999 compared to approximately 38% of revenues in the first nine months of 1998. For the first nine months of 1999, total sales to Nortel accounted for approximately 44% of revenues and sales to Lucent accounted for over 10% of revenues for this period. For the first nine months of 1998, Nortel accounted for approximately 16% of revenues and Lucent accounted for no revenues. See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers."

Gross Profit

  The gross profit margins as a percentage of sales for the nine months ended October 3, 1999 and September 27, 1998 were 27.5% and 38.4%, respectively. The decrease in gross margins during the first nine months of 1999 is due to several factors, including increased labor and overhead costs associated with operating the Folsom manufacturing facility acquired in the HP Acquisition and inefficiencies in the ramp-up of increased production in the Company's Irvine facility. In addition, the significant increase in the Company's sales of single carrier amplifiers has negatively impacted the Company's gross margins

Operating Expenses

     Sales and marketing expenses increased by 67% to $10.6 million for the nine months ended October 3, 1999 from $6.3 million for the nine months ended September 27, 1998. As a percentage of sales, sales and marketing expenses were 5.3% and 10.5% for the nine months ended October 3, 1999 and September 27, 1998, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff and increased sales commissions related to increased product sales.

     Research and development expenses increased by 114% to $19.0 million for the nine months ended October 3, 1999 from $8.8 million for the nine months ended September 27, 1998. Research and development expenses as a percentage of sales were 9.4% and 14.7%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts. The increase also reflects the additional engineers added as part of the HP Acquisition.

     General and administrative expenses increased by 134% to $8.8 million for the nine months ended October 3, 1999, from $3.8 million for the nine months ended September 27, 1998. General and administrative expenses as a percentage of sales were 4.4% and 6.3%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting the Company's increased revenues and personnel.

Other Income (Expense)

     The Company earned $1.6 million of other income, net, in the first nine months of 1999 compared to $2.4 million of other income, net, for the first nine months of 1998. The decrease in other income primarily reflects the interest expense incurred during the first quarter of 1999 on the debt incurred as part of the HP Acquisition. The acquisition debt was completely retired on March 31, 1999 with the proceeds of the Company's sale of shares of its Common Stock during the first quarter of 1999.


Provision for Income Taxes

     The Company's effective tax rate was 36.0% for the nine months ended October 3, 1999 and 36.5% for the nine months ended September 27, 1998.

Liquidity and Capital Resources

     The Company has historically financed its operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under its bank line of credit and both private and public equity offerings. As of October 3, 1999, the Company had working capital of $105.5 million, including $71.9 million in cash and cash equivalents as compared with working capital of $35.2 million, including $13.3 million in cash and cash equivalents at January 3, 1999. The Company received net proceeds of approximately $57.8 million from a Common Stock offering which was completed during the fiscal quarter ended April 4, 1999. The Company utilized approximately $22.8 million of these proceeds to retire the bank debt related to the HP Acquisition. Net accounts receivable increased to $44.1 million at October 3, 1999 from $31.2 million at January 3, 1999 primarily due to increased sales volume in the third quarter of 1999 as compared to the fourth quarter of 1998. Net inventory decreased to $22.7 million at October 3, 1999, from $28.6 million at January 3, 1999. The decrease in net inventory is primarily due to the ongoing consolidation of the Company's manufacturing facilities as well as increased sales.

     Cash provided by operations was approximately $28.1 million for the nine months ended October 3, 1999, compared with cash used in operations of $6.4 million for the nine months ended September 27, 1998. The positive cash flow from operations for the first nine months of 1999 is attributable to increased profitability and a decrease in inventory, offset by an increase in accounts receivable from January 3, 1999 to October 3, 1999.

     Capital expenditures were approximately $10.8 and $3.2 million for the first nine months of 1999 and 1998, respectively. The majority of the capital spending during both periods represents spending on electronic test equipment utilized in the Company's manufacturing and research and development areas.

     On April 28, 1998 the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation, a supplier of "smart" antennas to the wireless communications market and a customer of the Company, in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave Communications Corporation and were redeemed in full on April 28, 1999. Upon the redemption of the Notes, the Company received related warrants for shares of Metawave Communications Corporation Series D Preferred Stock.

     Cash provided by financing activities was approximately $38.1 million for the first nine months of 1999 compared with $2.8 million of cash used in financing activities for the first nine months of 1998. On March 11, 1999, the Company completed the sale of two million shares of Common Stock in a public offering at an offering price of $26.75 per share. The underwriters also exercised their right to purchase an additional 300,000 shares from the Company at the $26.75 offering price on March 22, 1999. Total net proceeds to the Company after the reduction for the underwriting discount and offering expenses were approximately $57.8 million.

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

     As part of the HP Acquisition, the Company acquired HP's manufacturing and research and development facility in Folsom California. Of the purchase price, a total net value of $8.1 million was allocated to land, land improvements and buildings. The Company has begun the process of transferring production from the Folsom manufacturing facility to the Company's Irvine facility and expects to complete the last transfers by the end of 1999. On July 15, 1999 the Company sold the Folsom facility for approximately $8.4 million. The Company received approximately $0.9 million in cash (before expenses) and an interest free note for $7.475 million. The note is secured by the land, land improvements and building. In exchange for the interest free note, the buyer entered into a rent-free lease with the Company through December 31, 1999. The note is due and payable on December 31, 1999.

     The Company had cash and cash equivalents of $71.9 million at October 3, 1999, compared with $13.3 million at January 3, 1999. The Company regularly reviews its cash funding requirements and attempts to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. The Company invests its excess cash in short-term, investment-grade money market instruments.

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

Disclosure About Foreign Currency Risk

     Historically, a majority of our revenues have been derived from international sources, with our customers in South Korea previously accounting for the significant majority of such revenues. With the reduction in sales to customers in South Korea, we are continuing to pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers.

     Certain countries in Asia, including South Korea, have experienced weaknesses in their currencies, banking systems and equity markets. These weaknesses at times have adversely affected South Korean wireless service operators' demand for our products. In addition, Brazil has experienced significant weakness in its currency and equity markets. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products in Brazil. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers currently pay for products with U.S. Dollars. In the past, the strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, has effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Any significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, future changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see "Additional Factors That May Affect Future Results-There are Many Risks Associated With International Operations."

European Monetary Union

     Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

     On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, will remain legal tender through January 1, 2002. Beginning on January 1, 2002, euro-denominated bills and coins will be issued for cash transactions. For a period of up to nine months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

     Our transactions for Europe are currently recorded in U.S. Dollars and we do not currently have requirements from our customers for transactions to be recorded in the euro. Based on our current lack of transactions recorded in the euro, we do not believe that the euro will have a material effect on our financial position, results of operations or cash flows. In addition, we have not incurred and do not currently expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our business, financial condition and results of operations. If in the future, we are required by our customers to transact sales in the euro, we do not believe that such requirements would have any material impact on our business. We are unable to predict what impact, if any, such transactions would have concerning currency risks or any resulting exposure on our business, financial condition or results of operations.

     We have not experienced any significant operational disruptions to date and we do not currently expect the continued implementation of the euro to cause any significant operational disruptions.

Year 2000 Compliance

     In the next quarter, many companies could face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. We have examined our computer and information systems and contacted our software and hardware providers to determine whether our software applications and computer and information systems are compliant with the Year 2000. We have completed an upgrade to our computer operating system and we have been assured by our software and hardware providers that our computer systems are fully compliant with the Year 2000. We have also performed our own internal tests of our software and hardware to confirm that they are Year 2000 compliant. It is not possible to quantify the aggregate cost to us of such upgrades since they were part of the software and hardware providers normal upgrades to our systems. The costs for upgrading our information systems have been funded through our operating cash flows, and we estimate that we have spent approximately $325,000 since 1996 for upgrades of our information systems and services associated with such upgrades.

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

     We do not believe that there will be significant issues or costs associated with our products related to Year 2000 compliance; however, there can be no assurance that such products do not contain undetected errors or defects associated with Year 2000 date functions or that there exists heretofore undetected aspects of our manufacturing process which could be impacted by the Year 2000. Although we are not currently aware of any material operational issues or costs associated with preparing our products, manufacturing processes or internal information systems for the Year 2000, there can be no assurance that we will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our products, manufacturing processes or internal information systems, which are comprised predominantly of third party software and hardware. We are reliant upon several external companies in relation to our manufacturing processes, including third party contract manufacturers and suppliers as well as third party utility providers. While we have been assured that such providers will not be impacted by the Year 2000, there can be no assurance that such parties will not experience unanticipated failures which cold negatively impact us. We do not currently anticipate that the Year 2000 programming issue will have a material impact on our business, financial condition or results of operations.

     Should we not be completely successful in mitigating internal and external Year 2000 risks, the result could be a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, manufacture products, send invoices or engage in similar normal business activities at the Company or our vendors and suppliers. We believe that under a worse case scenario, we could continue the majority of our normal business activities on a manual basis. We do not have a contingency plan with respect to potential Year 2000 failures of our suppliers or customers.

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

Additional Factors That May Affect Our Future Results

     Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated herein, which reflect our current expectations. These factors include the following:

     . worldwide and regional economic downturns and unfavorable political conditions;
     . industry specific factors, including slowdown in demand for wireless communications and RF power amplifiers;
     . the ability to add new customers to reduce our dependence on any one customer while maintaining our existing customers;
     . the ability to produce products which meet the quality standards of both our existing and potential new customers;
     . the ability to consolidate and transfer the acquired HP Folsom manufacturing operations;
     . the ability to achieve re-qualification from customers of the products previously manufactured by HP;
     . the ability to finance our activities and maintain our financial liquidity;
     . the ability to timely develop and produce commercially viable products at competitive prices;
     . the ability to manage rapid change in demand for our products;
     . the ability of our products to operate and be compatible with various
       OEMs' base station equipment;
     . the availability and cost of components;
     . the ability to manage expense levels;
     . the ability to manage future product repairs; and . and the ability to accurately anticipate customer demand.


 A Significant Amount of Our Revenues Comes from a Few Customers

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as Hyundai Electronics Industries Co., Ltd. ("Hyundai"), LG Information and Communications, Ltd. ("LGIC"), Ericsson, Lucent, Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung Electronics, Co. Ltd. ("Samsung") as well as major operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless"), GTE Wireless Service Corporation ("GTE") and BellSouth Cellular Corp. and related entities ("BellSouth"). Our dependence on a small number of major customers exposes us to numerous risks, including:

     . slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;
     . changes in customer forecasts and demand;
     . customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and . direct competition should a customer decide to manufacture RF power amplifiers internally.

     Revenues attributable to our top five customers for the nine months ended October 3, 1999, (in alphabetical order) BellSouth, LGIC, Lucent, Nortel and Samsung accounted for approximately 79% of our net revenues or $158.8 million, and each of these customers accounted for more than 5% of our revenues for the period. The risks related to our customer concentration were magnified in 1998 due certain of our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. Our South Korean customers, including Hyundai, LGIC and Samsung, accounted for approximately 20% of our total sales for the first nine months of fiscal 1999, or $40.2 million. For all of fiscal 1998, our South Korean customers accounted for $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million, or approximately 83% of our total sales.

     We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs current view of wireless infrastructure deployments and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following such factors:

     . economic or political problems in the wireless operator's operating region;
     . delays in government approvals required for system deployment; and . reduced subscriber demand for wireless services.

     In addition, from time to time OEMs may purchase products from us on a large quantity basis over a short period of time which may cause demand for our products to change rapidly. Due to these and other possible uncertainties associated with wireless infrastructure deployments and OEMs purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand which could exceed our production capacity, which could negatively impact our ability to meet customers' demands as well as could potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate its purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

     We Recently Acquired HP's RF Power Amplifier Business and are Currently Integrating It With Our Existing Business

     In October 1998, we completed the purchase of HP's RF power amplifier business for a total purchase price of approximately $65.9 million. As part of this acquisition, we acquired HP's manufacturing and research and development facility located in Folsom, California, and its production equipment and manufacturing lines located in Malaysia. Since the acquisition date, the Company has transferred the Malaysian production equipment and manufacturing lines to its Irvine, California facility. The Company is also in the process of transferring the Folsom facility manufacturing lines to its Irvine facility and currently excepts to complete the closure of the Folsom manufacturing facility in the fourth quarter of 1999. The Company sold the Folsom facility to a third party on July 15, 1999. As part of the sale agreement, the Company retained use of the facility through December 31, 1999. The Company also intends to maintain a research and development location in the Folsom area and has entered into a lease agreement for a facility in El Dorado Hills, California.

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

  Our integration of HP's RF power amplifier business also carries the following business risks:

     . diversion of management time and attention;
     . failure to successfully operate multiple research and development facili ties;
     . failure to retain former HP employees; and . transition of customer relationships.

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

  Our Quarterly Results Fluctuate Significantly

  We experience, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on our business, results of operations and financial condition. Factors that could cause our results of operations to vary include the following:

  . variations in the timing, cancellation, or rescheduling of customer orders and shipments;
  . our failure to timely and successfully complete the integration of the operations acquired in the HP Acquisition;
  . variations in manufacturing costs, capacities and efficiencies;
  . capacity and production constraints, including constraints associated with single-source component suppliers;
  . product failures and associated in-field service support costs;
  . cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers' operating regions, such as South Korea or South America;
  . cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer;
  . competitive factors, including pricing, availability and demand for competing amplification products;
  . delays in qualification by customers of new products or redesigns or delays in qualification of new production facilities;
  . warranty expenses;
  . the availability and cost of components;
  . the timing, availability and sale of new products by us or our competitors; . changes in the mix of products having differing gross margins;
  . changes in average sales prices;
  . long sales cycles associated with our products;

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

  There are Many Risks Associated With International Operations

    For fiscal years 1996, 1997, 1998 and the first nine months of fiscal 1999, international revenues (excluding North American sales) accounted for approximately 77%, 84%, 41% and 29% respectively, of our net sales. These revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

  . compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, and health and safety requirements;
  . differences in intellectual property protections;
  . difficulties in staffing and managing foreign operations;
  . longer accounts receivable collection cycles;
  . currency fluctuations;
  . economic instability, including inflation and interest rate fluctuations, such as those seen in South Korea and Brazil;
  . competition from foreign based suppliers;
  . restrictions against the repatriation of earnings from a foreign country;
  . overlapping or differing tax structures; and . political or civil turmoil.

   We have traditionally invoiced all of our foreign sales in U.S. Dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we may be paid in foreign currencies and, therefore, would become exposed to possible losses in foreign currency transactions. Since we sell our products in many countries, when the U.S. Dollar becomes more expensive relative to the currency of our foreign customers, the price of our products in those countries rises and our sales into those countries may fall. This happened to us in South Korea during 1998. In addition, as we sell our products into foreign countries, our products can become subject to tariffs and import duties which raise the overall price of our products to such a level that our products are no longer competitive in price to locally based suppliers. If any of the above risks actually occurs, there may be a material adverse effect on our business, financial condition and results of operations.

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

 Over the Last Three Years, We Have Had a Reliance upon the South Korean Market

     Three of our customers, Hyundai, LGIC and Samsung, are based in South Korea and collectively accounted for approximately 20% of the Company's net sales for the nine months ended October 3, 1999. For fiscal year 1998, customers based in South Korea collectively accounted for approximately 30% of our net sales and they accounted for approximately 83% of our net sales for fiscal year 1997. These customers have purchased products primarily for deployment in the South Korean digital cellular and PCS networks.

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

   We Depend on Single Sources for Key Components

     A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single sources. We have experienced, and expect to continue to experience, shortages of single-sourced components. Shortages have compelled us to adjust our product designs and production schedules. If single-sourced components become unavailable in sufficient quantities or available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and "retune" our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced components could expose us to quality control issues if such suppliers experienced a failure in their production process. A failure in a single-sourced component could force us to repair or replace a product utilizing replacement components. Such a requirement could have a materially adverse effect on our business, results of operations and financial condition. In addition, if we could not obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

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

The Sales Cycle for Our Products is Lengthy

     The sales cycle associated with our products is typically lengthy, often lasting from six to eighteen months. Our customers normally conduct significant technical evaluations of our products and our competitors' products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into each OEM's products. This qualification process involves a significant investment of time and resources from us and the OEMs to ensure that our product designs are fully qualified to perform with each OEM's equipment. Also, individual wireless network operators can subject our products to field and evaluation trials, which can last anywhere from one to nine months, before making a purchase. The qualification and evaluation process and the customer field trials may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for that quarter could be materially adversely affected.

 Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities

     Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers produced RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. In addition, LGIC, one of our customers, previously entered into a joint venture manufacturing arrangement with one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely, or expand their reliance, on us as an external source of supply for their RF power amplifiers.

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

     We do not have non-compete agreements with our employees, who are employed on an at-will basis. Therefore, employees may leave us and go to work for a competitor. While we believe that we have adequately protected our proprietary technology, and will take all legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

     In September 1999, a lawsuit was filed against us by a former customer. The lawsuit alleges, among other things, that we sold defective LMR products to this customer from 1994 to 1998. The lawsuit seeks direct damages in the amount of $1.6 million as well as unspecified punitive damages. We deny these allegations of wrongdoing and intend to vigorously defend this lawsuit. At this time the outcome of the proceedings is not determinable.

     A decision adverse to us in any of these matters could have a material adverse effect on our business, financial condition and results of operations. In addition, litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and long-term debt. At October 3, 1999, the carrying values of these financial instruments approximated their fair values based on current market prices and rates.

  It is currently our policy not to enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     On September 27, 1999, a lawsuit was filed against us in the Superior Court of the State of California by a former customer. The lawsuit alleges, among other things, that we sold defective LMR products to this customer from 1994 to 1998. The lawsuit seeks direct damages in the amount of $1.6 million as well as unspecified punitive damages. We deny these allegations of wrongdoing and intend to vigorously defend this lawsuit. At this time the outcome of the proceedings is not determinable.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on August 11, 1999 in Irvine, California. A quorum was declared present for the meeting. The following matters were submitted to a vote of security holders, and proposals (1) and (3) were approved by the majority of those voting.

     (1) The election of the following seven directors to hold office until the next annual meeting or until their successors are duly elected and qualified. All of the nominated directors were elected.

         Gregory M. Avis     There were 16,850,398 votes for and 973,410 votes
                             withheld.
         John L. Clendenin   There were 17,292,771 votes for and 531,037 votes
                             withheld.
         Alfonso G. Cordero  There were 17,292,661 votes for and 531,147 votes withheld.
         Bruce C. Edwards    There were 17,292,771 votes for and 531,037 votes
                             withheld.
         David L. George     There were 17,292,771 votes for and 531,037 votes
                             withheld.
         Eugene Goda         There were 17,292,771 votes for and 531,037 votes
                             withheld.
         Andrew J. Sukawaty  There were 16,989,064 votes for and 834,744 votes withheld.

     (2) An amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares of Common Stock issuable thereunder from 3,000,0000 to 5,000,000. The proposal was not approved by the shareholders.

         There were 7,166,238 votes cast in favor, 8,207,737 votes opposed and 9,904 votes abstaining.

     (3) The ratification of Deloitte & Touche LLP as independent auditors. The proposal was approved by the shareholders.

         There were 17,490,958 votes cast in favor, 328,395 votes opposed and 4,455 votes abstaining.

Item 5.  Other Information

     On November 5, 1999, the Company announced that Mr. Alfonso G. Cordero had resigned from the Company's Board of Directors, effective immediately. No replacement director was announced.

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

                                 POWERWAVE TECHNOLOGIES, INC.


Date: November 16, 1999      By: /s/  Kevin T. Michaels
                             -----------------------------
                                      Kevin T. Michaels
                             Vice President, Finance and Chief Financial Officer