Form 10-K
period 2000-01-02
POWERWAVE TECHNOLOGIES INC
filed 2000-03-14
CIK 1023362

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended January 2, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________  to  ____________

                       Commission File Number 000-21507

                                _______________

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

                                 (949)809-1100
             (Registrant's telephone number, including area code)
                                _______________
          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class:
                             -------------------
                        Common Stock, Par Value $.0001

                                _______________
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

     As of March 9, 2000, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $3,729,358,760 computed using the closing price of $185.00 per share of Common Stock on March 9, 2000 as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of March 9, 2000 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 20,390,643.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year.

===============================================================================

This Annual Report on Form 10-K contains certain forward-looking statements that are based on the beliefs of, and estimates made by and information currently available to, the Company's management. Such statements are subject to certain risks, uncertainties and assumptions. Actual results may vary from those expected or anticipated in these forward-looking statements, including those set forth below and elsewhere in this Annual Report on 10-K. See "Additional Factors That May Affect Future Results," under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                     PART I

ITEM 1.  BUSINESS

General

     Powerwave Technologies, Inc. ("Powerwave" or the "Company" or "our" or "we") was incorporated in Delaware in January 1985 under the name Milcom International, Inc. and we changed our name to Powerwave Technologies, Inc. in June 1996. Powerwave designs, manufactures and markets ultra-linear radio frequency ("RF") power amplifiers for use in the wireless communications market. Our RF power amplifiers, which are key components of wireless communications networks, increase the signal strength of wireless transmissions from the base station to a handset while reducing interference, or "noise." Less noise enables wireless service providers to deliver clearer call connections. Stronger signals reduce the number of interrupted or dropped calls.

     Powerwave manufactures both single and multi-carrier RF power amplifiers for a variety of frequency ranges and transmission protocols. Single carrier RF power amplifiers typically amplify a specific call channel. Multi-carrier RF power amplifiers are capable of amplifying several call channels at one time and integrate the functions of several RF power amplifiers and cavity filters within a single unit. Our products are currently being utilized in both cellular and personal communications services ("PCS") base stations in digital and analog-based networks. Our products support a wide range of digital and analog transmission protocols including CDMA, TDMA, GSM, AMPS and TACS. We also produce RF power amplifiers for the wireless local loop ("WLL") market, which refers to wireless products designed for fixed, or non-mobile applications which provide and/or replace traditional wireline telephone systems.


     Powerwave was formed in 1985 to develop a line of high-power RF power amplifiers suitable for use with VHF/UHF, AM/FM transceivers. In addition, we offered products for use in the land mobile radio ("LMR") industry. For the next several years, we continued product development in the LMR industry, broadening our product offerings and selling to a diversified customer base. During this time, we became active in the air-to-ground market providing RF power amplifiers for both ground based transmission stations and for installation in airplanes for on-board telephone communications. In late 1994, we developed a multi-carrier linear RF power amplifier which could be utilized in the transmission of radio signals for cellular base stations. In 1995, we began supplying multi-carrier linear RF power amplifiers for installation in base stations utilized in the deployment of two digital cellular networks utilizing CDMA technology in South Korea. These South Korean digital cellular networks began operating during 1996 with two independent service providers offering nationwide coverage. In 1996, we began development of a single carrier RF power amplifier for use in PCS network base stations. At this same time, Powerwave focused on diversifying our customer base and expanding our geographic focus. During 1997, we began supplying single carrier RF power amplifiers for use in the deployment of three new digital PCS networks utilizing CDMA technology in South Korea. These new South Korean PCS networks began operating on October 1, 1997, with three independent service providers offering limited coverage within South Korea. Our customers in South Korea include Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung").

     While we continued efforts to diversify our customer base, a majority of our business came from our three South Korean customers due to their strong demand for products to support the new deployments in South Korea. During the beginning of 1998, our South Korean-based customers began to postpone, reschedule and cancel existing orders with Powerwave as a result of the Asian economic crisis. These actions negatively impacted our results of operations and financial condition in fiscal 1998. The results of our customer diversification efforts and the impact of the Asian economic crisis are reflected in the decreased percentage of the Company's business associated with our South Korean customers for fiscal 1999. While our customer base has expanded and we are continuing efforts to expand our customer base, we expect that a limited number of customers will continue to represent a substantial majority of our net sales for the foreseeable future. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The HP Acquisition. On October 9, 1998, we completed the acquisition of Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility located in Folsom, California and its production equipment and manufacturing lines located in Malaysia, for approximately $65.9 million (the "HP Acquisition"). This business was part of HP's Wireless Infrastructure Division and was focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. Since the acquisition date, we have transferred both the Folsom and Malaysian production equipment and manufacturing lines to our Irvine, California facility. We have sold the Folsom facility and have established a new research and development facility in El Dorado Hills, California.

     The HP Acquisition included certain assets, liabilities, operations and business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. Powerwave purchased all intellectual property rights to the products as well as in-process research and development activities. We also assumed certain existing orders for the products acquired. The products acquired cover a broad range of wireless transmission protocols, including CDMA, TDMA and GSM.

     The HP Acquisition was accounted for as a purchase in the fourth quarter of 1998 and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. Our financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and an estimate of the costs to complete the projects.

     We believe that our future success depends upon our ability to broaden our customer base. For the fiscal year ended January 2, 2000, our largest customer was Nortel Networks Corporation, and related entities ("Nortel"), which accounted for approximately 41% of our net sales. Also, for fiscal year 1999, our next four largest customers (in alphabetical order), LGIC, Lucent Technologies, Inc. ("Lucent"), LM Ericsson Telephone Company ("Ericsson"), and Samsung, each accounted for more than 5% of our net sales. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     A limited number of large original equipment manufacturers ("OEMs") account for a majority of RF power amplifier purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from Powerwave. Such a reduction would have a material adverse effect on our business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have experienced, and expect to continue to experience, declining average sales prices for both our multi-carrier and single carrier amplifier products. Wireless infrastructure equipment manufacturers have come under increasing price pressure from wireless service providers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the RF power amplifier market have put continued pressure on us to continually reduce the sales price of our products. Consequently, we believe that in order to maintain or improve our existing gross margins in the near term, we must achieve manufacturing cost reductions, and in the long term we must develop new products that incorporate advanced features that generate higher gross margins. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; --Declining Average Sales Prices; and --There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Significant Business Developments in Fiscal 1999

     On March 11, 1999, we completed the sale of two million shares of Common Stock in a public offering at an offering price of $26.75 per share. The underwriters also exercised their right to purchase an additional 300,000 shares from Powerwave at the $26.75 offering price on March 22, 1999. Total net proceeds after the reduction for the underwriting discount and offering expenses were approximately $57.8 million. On March 31, 1999, we utilized a total of $22.8 million of the proceeds from our Common Stock offering to repay all of the outstanding bank debt associated with the HP Acquisition.

     At the time of the HP Acquisition, we stated our intention to relocate the then existing HP Folsom manufacturing to our facility in Southern California. Commencing in the fourth quarter of 1998, and continuing throughout 1999, we expanded our manufacturing facility in Irvine, California, to both accommodate the production lines that we acquired in the HP Acquisition as well as to increase our manufacturing capacity to address the increased demand for our products that occurred during 1999. The final relocation of the Folsom manufacturing activities was completed in the fourth quarter of 1999.

     During 1999, we sold the Folsom manufacturing facility under a sale agreement which provided us use of the building through the end of 1999. In addition, in October 1999 we leased a new 34,000 square foot facility adjacent to our existing Irvine facility and relocated our engineering and sales and marketing departments to this new facility. In December 1999, we leased 27,000 square feet in El Dorado Hills, California, and relocated our Northern California research and development activities to this facility.

     On November 5, 1999, Powerwave announced that it's founder and former Chairman, Alfonso G. Cordero, had resigned from the Company's Board of Directors, effective immediately. No replacement director was announced.


Industry Segments and Geographic Information

     Powerwave operates in one industry segment: the design, manufacture and marketing of RF power amplifiers for use in wireless communications networks. We currently market our products through independent sales representatives as well as our own internal sales force. For the purposes of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, we have provided a breakdown of our business utilizing the management approach in Note 14 of the "Notes to Consolidated Financial Statements" under Item 8, "Financial Statements and Supplementary Data." Utilizing the management approach, we have broken down our business based upon the RF frequency in which the product is utilized in, i.e. cellular, PCS, WLL and other. A summary of our sales by geographic region is incorporated herein by reference from Note 14 of the "Notes to Consolidated Financial Statements" under Item 8, "Financial Statements and Supplementary Data."

Business Strategy

     Powerwave's strategy is to become the leading supplier of high performance RF power amplifiers used in digital and analog wireless networks worldwide and includes the following key elements: (i) provide leading technology to the RF power amplifier industry through research and development that continues to improve our product's technical performance and establish new levels of technical performance, to raise our productivity and to lower costs; (ii) leverage our position as a leading supplier of both single carrier and multi-carrier RF power amplifiers to increase our market share and expand our relationships with our existing customers; (iii) continue to expand our customer base of wireless network OEMs and leading wireless network operators; and (iv) maintain our focus on the quality, reliability and manufacturability of our RF power amplifier products.

     Our focus on RF power amplifier technology and the experience we have gained through the implementation of our products in both analog and digital wireless networks has enabled us to develop substantial expertise in both multi-carrier and single carrier RF power amplifier technology. We intend to continue to dedicate significant resources to the research and development of new methods to improve RF power amplifier performance, including efforts to support next generation transmission standards known as 3G. We believe that both our existing product lines and new products in development will enable us to continue to expand our customer base by offering a broad range of products to meet the diverse requirements of OEMs and leading wireless network operators. We also intend to leverage our product lines in an attempt to expand our relationships with our existing customers and to add new customers. Powerwave has developed the ability to manufacture both multi-carrier and single carrier RF power amplifiers in a standard, repeatable manner, which allows for increased production levels. We believe that we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies. We also believe that our focus on the manufacturability of our RF power amplifier designs should help us to increase our manufacturing productivity while reducing our product costs. We believe that this ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of RF power amplifiers.

     If our outstanding customer orders were to be significantly reduced, the resulting loss of volume purchasing could adversely effect our cost competitive advantage, which would negatively affect our gross profit margins, business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining; and --We May Fail to Develop Products that are Sufficiently Manufacturable or of Adequate Quality and Reliability" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Markets

     We sell our RF power amplifier products into various segments of the wireless communications market. Our primary focus is on the cellular and PCS markets and during 1999 we derived approximately 74% of our revenues from the cellular market and approximately 26% from the PCS market. The following describes the primary segments of the wireless communications market to which we sell our products:

     Cellular and PCS. Cellular networks utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station which uses wireless technology to receive subscribers calls and transmit those calls through the wireline public switched telephone network ("PSTN"). Cellular networks operate within the 800 and 900 MHz bandwidths of the radio spectrum. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Transmissions at the higher frequencies utilized by PCS networks have shorter transmission waves as compared to cellular frequency transmissions, which tends to limit the distances PCS transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, PCS networks operating at the higher frequency ranges should require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic region.

     In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. Originally, cellular base stations in analog networks used single carrier RF power amplifiers for each frequency channel allocated to the cell. Many analog cellular networks are now utilizing a process known as adaptive channel allocation in order to increase network capacity. In adaptive channel allocation, which is optimized with multi-carrier RF power amplifiers, unused channels in cells are temporarily reallocated to augment more heavily utilized adjacent cells. The signals are amplified simultaneously through a multi-carrier RF power amplifier which allows for the simultaneous amplification of all channels within a base station. Multi-carrier RF power amplifiers require significantly higher linearity than do single carrier designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for separate cavity filters for each channel, multi-carrier RF power amplifiers reduce overall deployment and maintenance costs associated with base stations. While adaptive channel allocation using multi-carrier linear amplifiers has increased the capacity of analog networks, many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to move from analog networks to digital networks.

     In digital networks, calls are segmented into time slots or codes and transmitted across the entire bandwidth of allocated spectrum, rather than in single channels of that spectrum. The calls are then reassembled when received at the base station or cellular phone. While using the entire bandwidth of allocated spectrum results in greater system capacity, there is a greater likelihood that even minimal background noise will result in interrupted or dropped calls. Accordingly, ultra-linear amplification is even more critical in digital networks than in their analog counterparts. Powerwave provides ultra-linear multi-carrier RF power amplifiers which are located in base stations and work to increase the signal strength of outgoing transmissions. Our single carrier and multi-carrier RF power amplifiers work in base stations with a variety of other sophisticated electronic equipment, including receivers, radios and oscillators.

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


Products

     Powerwave designs and manufactures both single and multi-carrier RF power amplifiers which are sold into the cellular and PCS markets. We also design and manufacture single carrier RF power amplifiers which are sold into the WLL markets.

     Cellular Series. Powerwave offers both single and multi-carrier RF power amplifiers for use in cellular networks, including ultra-linear multi-carrier RF power amplifiers for CDMA, TDMA and GSM digital cellular systems positioned between 800-960 MHz, as well as analog systems utilizing AMPS and TACS protocols. Powerwave's ultra-linear multi-carrier RF power amplifiers utilize a single feedforward loop design, which allows greater operating efficiency and requires less electrical current than multi-loop designs. Our multi-carrier design also utilizes an actively switched output combiner (3 or 4 way), which allows any number of RF power amplifiers to be "hot-swapped", or interchanged, without a significant loss of power. This design also allows for true cold standby switching of a standby RF power amplifier, thereby providing network operators with a backup redundancy solution for even greater reliability. These RF power amplifiers are designed to be installed in racks of three or four RF power amplifiers. Smart combiner paralleling units allow for both higher power as well as system redundancy, which is the ability of the system to remain operational in the event of the failure of one or more of the paralleled RF power amplifiers.


     We offer various versions of our Cellular Series multi-carrier RF power amplifiers providing from 25 to 100 Watts (W) or more of average power with maximum distortion of up to -65dBc or better. Up to 4 units can be combined in parallel utilizing our fully redundant smart combiner racks for various effective average power ratings.

     In the Cellular Series, we also offer single carrier RF power amplifiers for GSM, CDMA and TDMA operating systems. Products are available in a wide range of RF output levels. These products are available in versions ranging from complete stand-alone units to highly integrated RF power amplifiers for tower-top applications.

     PCS Series. The PCS Series offers both single and multi-carrier RF power amplifiers for use in PCS networks that operate in the international DCS-1800 frequency of 1.8 gigahertz (GHz) and the United States PCS band at 1.9GHz. Typical system applications include CDMA, TDMA, and GSM protocols with output power ranging from 5W to 100W. The PCS Series of multi-carrier RF power amplifiers offers similar power combining, system redundancy, and remote status/fault monitoring capabilities as our Cellular Series of multi-carrier RF power amplifiers. The PCS Series of single carrier RF power amplifiers are available in a wide variety of configurations ranging from complete stand-alone units to highly integrated RF power amplifiers for tower-top applications.

     WLL Series. The WLL Series is our wireless local loop series of RF power amplifiers offering a reliable means of transmitting wide band signals at various power levels. They can be used to enhance capacity and coverage area of current wireless base stations or can be fully integrated into new wireless local loop site deployment.

     Our multi-carrier RF power amplifiers range in price from $5,000 to over $10,000 per RF power amplifier, based upon the specification requirements. Our single carrier RF power amplifiers range in price from $600 to $5,000 per RF power amplifier depending upon product type and specifications. We also sells racks, cabinets and combiners for multiple RF power amplifiers, ranging in price from $1,000 to over $5,000, depending upon specifications.


Customers

     We sell our products to customers worldwide, including a variety of wireless OEMs, such as Ericsson, Hyundai, LGIC, Lucent, Metawave Communications Corporation ("Metawave"), Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung. We also sell our products to operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless"), BellSouth Cellular Corp. ("Bellsouth") and GTE Wireless Services Corporation ("GTE Wireless").

     For the fiscal year ended January 2, 2000, our largest customer was Nortel, which accounted for approximately 41% of our net sales. Also, for fiscal year 1999, our next four largest customers (in alphabetical order), LGIC, Ericsson, Lucent and Samsung, each accounted for more than 5% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".


Marketing and Distribution, International Sales

     We sell our products through a highly technical direct sales force and through independent sales representatives. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, manage networks of independent sales representatives. We also utilize a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the wireless infrastructure equipment market. Both the direct sales personnel and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, the sales personnel and independent sales representatives receive support from our marketing, product support and customer service departments.

     Powerwave's marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products, particularly our base station RF power amplifiers, are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. While certain customers provide us with forecasted needs, they are not bound by such forecasts.

     International sales (excluding North American sales) of our products amounted to approximately 33%, 41% and 84% of net sales for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any material difficulty in obtaining required permits or licenses. Foreign sales also subject us to risks related to political upheaval and economic downturns in foreign nations and regions, such as the economic downturn in the South Korean and Asian markets in fiscal 1998 and the Brazilian market during 1999. In addition, our foreign customers typically pay for our products with U.S. Dollars. As such, a strengthening of the U.S. Dollar as compared to a foreign customer's local currency effectively increases the cost of our products for that customer, thereby making our products less attractive to such customers. See "Additional Factors That May Affect Future Results--There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Service and Warranty

     Powerwave's warranties vary by product type and typically cover defects in materials and workmanship. We perform warranty obligations and other maintenance services for our products at our facilities in California and Seoul, South Korea. We currently have service employees located in South Korea and utilize our South Korean sales representative location to provide service support for the Asian region.


Product Development

     We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased power in the RF amplification process. We also invest significant resources in the development of new amplifier products to support new transmission protocols, including EDGE and third generation wireless systems. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. We are also continuing to pursue various development efforts which were in-process at the time of the HP Acquisition. Our research and development staff consisted of 145 people as of January 2, 2000. Expenditures for research and development amounted to approximately $26.2 million in 1999, $13.5 million in 1998 and $11.5 million in 1997. See "Additional Factors That May Affect Future Results--We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Competition

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. While we believe that we compete favorably with respect to the foregoing characteristics, there can be no assurance that we will be able to continue to do so.

     Our current competitors include AML Communications, Inc., Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs such as Ericsson, Lucent, Motorola Corporation ("Motorola"), Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the RF amplifier marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF amplifier marketplace.

     Powerwave's success depends in large part upon the rate at which wireless infrastructure OEMs incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some of these companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as Powerwave. These companies could also directly compete with Powerwave by selling their RF Power Amplifiers to other manufacturers and operators, including our customers. These companies may enter into joint ventures or strategic relationships with our competitors. Our results of operations, net sales and profitability could be adversely impacted if certain OEMs were to actively market RF power amplifier products in direct competition with us or continue to manufacture RF power amplifiers internally or enter into joint ventures or other strategic relationships with our competitors. If we are not successful in increasing the use of our products by the leading wireless infrastructure OEMs, there would be a material adverse effect on our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities; and --The Market in Which We Operate is Highly Competitive" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have experienced significant price competition and we expect price competition in the sale of RF power amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future. See "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Backlog

     Our backlog of orders was approximately $98.2 million on January 2, 2000, compared to approximately $73.7 million on January 3, 1999. We include in our backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Product orders in our backlog are frequently subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. We regularly review our backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a six-month period. We make adjustments as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.


Manufacturing and Suppliers

     Our headquarters and our manufacturing facility are located in Irvine, California. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials used by us consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

     We currently procure, and expect to continue to procure, certain components from single source manufacturers due to unique component designs as well as certain quality and performance requirements. In addition, in order to take advantage of volume pricing discounts, we purchase certain customized components from single sources. We have experienced, and may in the future experience, shortages of single-source components. In such event, we may have to make adjustments to both product designs and production schedules which could result in delays in production and delivery of products. Such delays could have an adverse effect on our operating results and financial condition. See "Additional Factors That May Affect Future Results--We Depend on Single Sources for Key Components" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We obtained ISO 9001 certification, a uniform worldwide quality-control standard, on our headquarters and manufacturing facility located in Irvine, California. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified.


Intellectual Property

     We rely upon trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. In 1998, we were granted our first U.S. patent for an aspect of our multi-carrier technology. We have an on-going program which encourages applications for both U.S. and international patents for various aspects of our technology. We currently have over 15 separate U.S. patent applications pending. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

     We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology, and we will take all legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

     Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our intellectual property or our intellectual property or proprietary technology may otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

     The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that companies in our industry may face more frequent infringement claims. We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others. Although we are not aware of any pending or threatened intellectual property lawsuits against us, we cannot guarantee that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customers ability to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.


Employees

     As of January 2, 2000, Powerwave had 738 full and part-time employees, including 507 in manufacturing, 145 in research and development, 35 in sales and marketing and 51 in corporate and administration. None of our employees are represented by a union. We believe that our relations with our employees are good.

Contract Personnel

     Powerwave also utilizes contract personnel hired from third party agencies. As of January 2, 2000, Powerwave was utilizing approximately 672 contract personnel.


ITEM 2.  PROPERTIES

     Our Irvine, California headquarters and manufacturing facility occupy a 105,000 square foot building under a lease expiring in 2006. Our sales and research and development departments occupy a 34,000 square foot building adjacent to our headquarters and manufacturing facility under a lease also expiring in 2006. We also lease 27,000 square feet in El Dorado Hills, California under a lease expiring in January 2005 for our Northern California research and development staff. We believe that our current facilities provide adequate capabilities for our operations.


ITEM 3.  LEGAL PROCEEDINGS

     We may be subject, from time to time, to various legal proceedings relating to claims arising out of our operations in the ordinary course of business. On July 16, 1998, a lawsuit was filed in the United States District Court for the Central District of California, Southern Division, by a stockholder of the Company, against the Company and certain of our present and former directors and officers. A similar suit was filed on July 29, 1998. The stockholder in each suit purports to represent a class consisting of all persons who purchased Common Stock of Powerwave between June 4, 1997 and January 16, 1998. These lawsuits allege, among other things, that the defendants violated federal securities laws by making alleged misrepresentations which the plaintiffs claim were designed to artificially inflate our stock price and enable the individual defendants to sell their stock at artificially inflated prices. The Company, our directors and officers deny the allegations of wrongdoing in the complaints and intend to vigorously defend against the claims made in the lawsuits. The ultimate outcome of these suits or any potential loss is not presently determinable.


     In September 1999, a lawsuit was filed against Powerwave by a former customer. The lawsuit alleges, among other things, that we sold defective LMR products to this customer from 1994 to 1998. The lawsuit seeks direct damages in the amount of $1.6 million as well as unspecified punitive damages. We have denied these allegations of wrongdoing and intend to vigorously defend against the claims made in this lawsuit. At this time the ultimate outcome of this proceeding is not determinable.

     Powerwave is not currently party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any future litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


  (a) Powerwave's Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave's Common Stock for the periods indicated.

                                                              High         Low
                                                              ----         ---
  Fiscal Year 1998
    First Quarter Ended March 29, 1998..................  $20.0000    $ 9.1250
    Second Quarter Ended June 28, 1998..................  $22.9375    $13.1250
    Third Quarter Ended September 27, 1998..............  $19.0000    $ 6.3750
    Fourth Quarter Ended January 3, 1999................  $20.0000    $ 5.6250

  Fiscal Year 1999
    First Quarter Ended April 4, 1999...................  $31.1875    $16.8125
    Second Quarter Ended July 4, 1999...................  $36.8750    $21.6250
    Third Quarter Ended October 3, 1999.................  $49.7500    $30.3750
    Fourth Quarter Ended January 2, 2000................  $80.0625    $47.8125

  There were approximately 51 stockholders of record as of February 25, 2000. We believe there are approximately 13,600 stockholders of Powerwave's Common Stock held in street name. We have not paid any dividends to date and do not anticipate paying any dividends on the Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

  (b) During fiscal 1999, Powerwave issued an aggregate total of 1,032,242 shares of Common Stock to officers, directors and employees upon the exercise of stock options granted under our 1995 Stock Option Plan (the "1995 Plan"), 1996 Stock Incentive Plan (the "1996 Plan") and the 1996 Director Stock Option Plan at prices ranging from $2.47 to $32.00 per share. Pursuant to the Amended Stockholder's Agreement dated as of November 8, 1996 (see Note 11 of the Notes to the Consolidated Financial Statements), a total of 477,328 of the aggregate shares exercised during fiscal 1999 under the 1995 Plan were offset by a pro rata redemption from shares provided by those stockholders party to the Amended Stockholder's Agreement. These stockholders received the option exercise price in payment for the shares redeemed. The net effect of this Amended Stockholder's Agreement is to reduce the amount of dilution associated with exercises under the 1995 Plan as well as reduce the actual number of shares issued by Powerwave due to option exercises under the 1995 Plan. All remaining exercises under the 1995 Plan will be funded from the shares provided by the original stockholders and are held in escrow by Powerwave to fund such exercises. In summary, out of the total of 1,032,242 shares of Common Stock issued upon the exercise of stock options during fiscal 1999, a total of 477,328 were offset by the pro rata redemption from shares provided by the original stockholders, a total of 192,271 shares were issued from treasury stock and the remaining total of 362,643 shares were new issues of Common Stock. Powerwave received aggregate net proceeds of approximately $5,180,543 from these exercises.

  From time to time during fiscal 1999, Powerwave issued an aggregate total of 908,650 nonqualified stock options to purchase Common Stock pursuant to Powerwave's 1995 Plan, 1996 Plan and 1996 Director Stock Option Plan to officers, directors and employees of Powerwave at prices ranging from $18.38 to $76.94 per share. Of this total, 20,900 options were granted pursuant to the 1995 Plan, 867,750 options were granted pursuant to the 1996 Plan, and 20,000 options were granted pursuant to the 1996 Director Stock Option. Exemption from the registration provisions of the Securities Act of 1933 (the "Act") is claimed, among other exemptions, with respect to the grant of options referred to above, on the basis that the grant of options did not involve a "sale" of securities and, therefore, registration thereof was not required and, with respect to the exercise of options referred to above, on the basis that such transactions met the requirements of Rule 701 as promulgated under Section 3(b) of the Act.

  On March 11, 1999, Powerwave completed the sale of two million shares of Common Stock in a public offering at an offering price of $26.75 per share. The underwriters also exercised their right to purchase an additional 300,000 shares from Powerwave at the $26.75 offering price on March 22, 1999. Total net proceeds after the reduction for the underwriting discount and offering expenses were approximately $57.8 million. On March 31, 1999, we utilized a total of $22.8 million of the proceeds from our Common Stock offering to repay all of the outstanding bank debt associated with the HP Acquisition. We also utilized $19.0 million of the proceeds for capital expenditures during 1999. The remaining amount has been invested in short-term money market investments.


ITEM 6.  SELECTED FINANCIAL DATA

  Powerwave's consolidated statements of operations for the fiscal years ended January 2, 2000, January 3, 1999, and December 28, 1997 and consolidated balance sheets as of January 2, 2000 and January 3, 1999 included herein have been audited by Deloitte & Touche LLP, independent auditors. Powerwave's consolidated statements of operations for the fiscal years ended December 29, 1996 and December 31, 1995 and consolidated balance sheets as of December 28, 1997, December 29, 1996 and December 31, 1995 not included herein, have also been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                            Fiscal Years Ended
                                                   -----------------------------------------------------------------------
                                                   January 2,    January 3,     December 28,   December 29,   December 31,
                                                      2000          1999            1997          1996           1995
                                                   -----------------------------------------------------------------------
                                                                   (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales                                          $292,547      $100,231         $119,709      $ 60,331       $ 36,044
Operating income (loss).........................     28,725        (7,001)          23,257        12,435          7,564
Net income (loss)...............................   $ 20,265      $ (2,966)        $ 16,191      $  7,622       $  4,480
Basic earnings (loss) per share (1).............   $   1.02      $  (0.17)        $   0.95      $   0.67       $   0.50
Diluted earnings (loss) per share (2)...........   $   0.98      $  (0.17)        $   0.92      $   0.52       $   0.31
Basic weighted average common shares (1)........     19,493        17,178           16,958        11,460          8,999
Diluted weighted average common shares (2)......     20,224        17,178           17,436        14,606         14,475

Consolidated Balance Sheet Data:
Cash and cash equivalents.......................   $ 76,671      $ 13,307         $ 67,433      $ 32,386       $  5,861
Working capital.................................    118,566        35,210           67,512        33,243          9,640
Total assets....................................    223,038       131,985          101,683        46,932         16,463
Long-term debt..................................         --        17,621              659           520            138
Series A Convertible Preferred Stock............         --            --               --            --         14,498
Total shareholders' equity (deficit)............   $169,779      $ 71,070         $ 75,480      $ 36,843       $ (3,878)

(1) The 1995 shares outstanding for basic earnings per share only includes the weighted average common shares outstanding for the year. The 1996 shares outstanding for basic earnings per share includes the weighted average common shares outstanding for the year and the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 5,063,850 shares of Common Stock for the period from December 6, 1996 to December 28, 1997. Giving effect to the IPO, conversion of the Series A Convertible Preferred Stock into shares of Common Stock for all of 1996 and 1995 would have resulted in basic earnings per share of $0.54 and $0.32 and weighted average shares outstanding of 14,181,179 and 14,062,497, respectively.

(2) 1995 and 1996 shares outstanding give effect to the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 5,063,850 shares of Common Stock and the reversal of accrued dividends payable thereon which occurred upon the completion of our initial public offering of Common Stock on December 6, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


Results of Operations

  The following table summarizes Powerwave's results of operations as a percentage of net sales for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997.

                                                              As a Percentage of Net Sales
                                                     -----------------------------------------------
                                                                   Fiscal Years Ended
                                                     -----------------------------------------------
                                                      January 2,       January 3,       December 28,
                                                         2000             1999              1997
                                                     ------------     ------------      ------------
Net sales........................................           100.0%           100.0%            100.0%
Cost of sales....................................            71.9             65.9              59.3
                                                            -----            -----             -----
Gross profit.....................................            28.1             34.1              40.7
Operating expenses:
 Sales and marketing.............................             5.2              9.5               7.6
 Research and development........................             9.0             13.4               9.6
 General and administrative......................             4.1              5.8               4.1
 In-process research and development.............              --             12.4                --
                                                            -----            -----             -----
Total operating expenses.........................            18.3             41.1              21.3
                                                            -----            -----             -----
Operating income (loss)..........................             9.8             (7.0)             19.4
Other income.....................................             1.0              2.3               2.2
                                                            -----            -----             -----
Income (loss) before income taxes................            10.8             (4.7)             21.6
                                                            -----            -----             -----
Provision (benefit) for income taxes.............             3.9             (1.7)              8.1
                                                            -----            -----             -----
Net income (loss)................................             6.9%            (3.0)%            13.5%
                                                            =====            =====             =====

Years ended January 2, 2000 and January 3, 1999

 Net Sales

  Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 191.9% to $292.5 million for the year ended January 2, 2000 from $100.2 million for the year ended January 3, 1999. The increase in revenue was primarily attributable to increased demand for our cellular and PCS products. Fiscal 1999 includes revenues from the sales of products acquired in the HP Acquisition, which are only included in the results for the fourth quarter of fiscal 1998. For the year ended January 2, 2000, total sales of cellular products (including both single and multi-carrier RF power amplifiers and associated equipment) accounted for approximately 74% of revenues or $215.0 million, compared to approximately 77% or $77.3 million for the year ended January 3, 1999. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 26% of revenues or $76.8 million for the year ended January 2, 2000, compared to approximately 20% or $19.6 million for the year ended January 2, 1999. Sales of LMR RF power amplifiers accounted for less than 1% of revenues or $0.7 million for the year ended January 2, 2000, compared to approximately 3% of revenues or $3.1 million for the year ended January 3, 1999. The reduction on sales of LMR products is due to both our divestiture of certain LMR products and our strategic decision to no longer focus resources on this area.

     Total international sales (excluding North American sales), accounted for approximately 33% of revenues or $97.3 million for the year ended January 2, 2000, compared with approximately 41% or $41.2 million for the year ended January 3, 1999. Total Asian sales (which predominately includes sales to South Korea) accounted for approximately 21% of revenues or $62.2 million for the year ended January 2, 2000 compared to approximately 30% of revenues or $30.2 million for the year ended January 3, 1999. We have previously experienced postponement, rescheduling and cancellation of orders from our South Korean customers which we believe was due to the economic crisis in South Korea, and Asia in general, which reduced South Korean wireless service operator's demand for our products. While we experienced increased demand during fiscal 1999 from our South Korean customers, we are unable to predict if such demand will continue and if such order fluctuations, including cancellations, will continue to be experienced from our customers in Asia or any other areas that have or may have economic and or financial crisis. In addition, fluctuations in customer's demand can lead to postponement, rescheduling and cancellation of orders. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service
Market: --There are Many Risks Associated With International Operations; and -- Over the Last Three Years, We Have Had a Reliance Upon the South Korean Market."

     The reduction and stoppage of the deployment of both the South Korean digital CDMA cellular and PCS networks during fiscal 1998 did have an adverse effect on our fiscal 1998 revenues and business with our South Korean customers and our results of operations. We have continued to operate in South Korea and Asia and we do not currently plan any reduction in our operations in this region. Any future delay, rescheduling or cancellation of customer orders or deployments could have an adverse effect on our business, results of operations and financial condition. For additional information see "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Services Market; --There are Many Risks Associated With International Operations; and --Over the Last Three Years, We Have Had a Reliance Upon the South Korean Market."

     Sales to customers in countries outside of Asia, primarily in North America, increased approximately 229% to $230.3 million for the year ended January 2, 2000 from $70.1 million for the year ended January 3, 1999. For fiscal 1999, total sales to Nortel accounted for approximately 41% of our revenues. In addition, sales to the following customers (in alphabetical order), Ericsson, LGIC, Lucent and Samsung, each accounted for over 5% of revenues for fiscal 1999. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant reduction in revenues or reduction in operating income which could have a material adverse effect on our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

     Gross Profit


     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for fiscal 1999 and 1998 were 28.1% and 34.1%, respectively. The decrease in gross margins compared to the prior year period was a result of several factors, including increased labor and overhead costs associated with the significant ramp-up of production personnel and facilities at our Southern California manufacturing facility due to increased demand for our products and the transition of the acquired Folsom manufacturing activities to Southern California during fiscal 1999. The final transition of the Folsom manufacturing activities was completed in the fourth quarter of fiscal 1999. In addition, our sales during fiscal 1999 as compared to fiscal 1998 also included a larger percentage of single carrier RF power amplifiers, which traditionally carry lower gross margins than multi-carrier RF power amplifiers. All of the products we acquired in the HP Acquisition were single carrier RF power amplifier products. We anticipate that we will continue to experience significant labor and overhead costs. In addition, we currently expect single carrier RF power amplifier products will continue to account for a significant portion of our business and that such products will have a negative impact on our future gross margins. While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, there can be no assurance that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to obtain cost reductions through our manufacturing and or engineering efforts, our gross margins and profitability will continue to be adversely affected. For a discussion of the effects of declining average sales prices on our business, see "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining."

     As part of the HP Acquisition, we completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in our financial statements for the fourth quarter ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and are included in cost of sales. For fiscal 1999 and 1998, approximately $3.0 million and $0.7 million, respectively, were amortized and included in cost of sales. See Note 17 of the Notes to Consolidated Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition. As an additional part of the HP Acquisition, we assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During fiscal 1999 and 1998, we incurred warranty expenses of approximately $0.7 million and $0.2 million respectively, which were offset against specific liabilities assumed in the acquisition.

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease. We have introduced new products at lower sales prices. These lower sales prices have impacted the average sales prices of our products. Future pricing actions by us and our competitors may also adversely impact our gross profit margins and profitability, which could also result in decreased liquidity and adversely affect our business, financial condition and results of operations. For a discussion of the impact of new products on our business, see "Additional Factors That May Affect Future Results--We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change."

     Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 59.2% to $15.2 million for the year ended January 2, 2000 from $9.5 million for the year ended January 3, 1999. As a percentage of sales, sales and marketing expenses were 5.2% and 9.5% for the years ended January 2, 2000 and January 3, 1999, respectively. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increases in sales commission costs and increased staffing levels associated with our increased revenues.

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include PCS, cellular and wireless local loop products and next generation "3G" products. Research and development expenses increased by 94.8% to $26.3 million for the year ended January 2, 2000 from $13.5 million for the year ended January 3, 1999. Research and development expenses as a percentage of sales for the years ended January 2, 2000 and January 3, 1999 were 9.0% and 13.4%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts. We anticipate that we will continue operating at a higher expense level for research and development because we intend to continue to emphasize investment in research and development programs in future periods and continue to pursue several existing programs acquired as part of the HP Acquisition.

     As part of the purchase price allocation of the HP Acquisition, our financial statements for the year ended January 3, 1999 include the one-time charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. At the date of the acquisition, it was estimated that these projects were approximately 75% complete and it was estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. We incurred approximately $1.6 million of research and development expenses related to these projects during fiscal 1999 and since the date of the acquisition have incurred a total of $1.8 million of research and development expenses related to these projects. As of January 2, 2000, we have discontinued further development on the single carrier CDMA project, as the potential customer for this product has changed its strategic focus for this type of technology and we were not able to achieve the technological and economic constraints required for this type of product. As of January 2, 2000, we believe that the remaining development projects are approximately 95% complete.

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

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 109.5% to $12.1 million for the year ended January 2, 2000 from $5.8 million for the year ended January 3, 1999. General and administrative expenses as a percentage of sales for the years ended January 2, 2000 and January 3, 1999 were 4.1% and 5.8%, respectively. The increase in general and administrative expenses in absolute dollars is primarily attributable to increased staffing costs associated with supporting our increased revenues and personnel. In addition, as part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on our balance sheet. This amount is amortized over ten years and included in general and administrative expenses.

     As an additional part of the HP Acquisition, we assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. Since the date of the acquisition we have paid approximately $1.8 million for these retention bonuses. We also recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During fiscal 1999, we paid approximately $0.4 million related to these moving and relocation costs. The final closure of the Folsom facility occurred in December 1999. For additional information regarding the HP Acquisition, see Note 17 of the Notes to Consolidated Financial Statements.

     Other Income

     The Company earned other income, net, of $2.8 million in fiscal 1999 compared to $2.3 million for fiscal 1998. Other income consists primarily of interest income, net of any interest expense. To fund a portion of the HP Acquisition, we borrowed $25.0 million under a secured bank credit facility in October 1998. We repaid this facility in full in March 1999. For fiscal 1999, we had total interest expense of approximately $0.6 million compared to $0.6 million for fiscal 1998.

     Provision (Benefit) for Income Taxes

     Our effective tax rate was 35.8% and 36.5% for the years ended January 2, 2000 and January 3, 1999, respectively. The decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.

Years ended January 3, 1999 and December 28, 1997

     Net Sales

     Sales decreased by 16.3% to $100.2 million for the year ended January 3, 1999 from $119.7 million for the year ended December 28, 1997. The decrease in revenue was primarily attributable to decreased sales of our PCS products, as well as reduced sales of our LMR RF power amplifiers. The decrease in PCS sales was mainly due to the economic crisis in South Korea, which significantly reduced South Korean wireless service operators' demand for our PCS and cellular products beginning in the first quarter of 1998. For the year ended January 3, 1999, total sales to customers in South Korea decreased by 69.6% to $30.2 million from $99.3 million for the year ended December 28, 1997. Partially offsetting the sharp decline in sales to South Korea, non-Korean based sales increased by 243% to $70.1 million for the year ended January 3, 1999 from $20.4 million for the year ended December 28, 1997.

     During the fourth quarter of fiscal 1998, we completed the HP Acquisition and recognized revenues from the sales of the products acquired, which contributed to the significant increase in non-Korean based sales. For the year ended January 3, 1999, total sales of cellular products accounted for approximately 77% of revenues or $77.3 million, compared to approximately 61% or $73.1 million for the year ended December 28, 1997. Sales of products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 19% of revenues or $18.8 million for the year ended January 3, 1999, compared to approximately 34% or $40.4 million for the year ended December 28, 1997. Sales of LMR RF power amplifiers accounted for approximately 3% of revenues or $3.1 million for the year ended January 3, 1999, compared to approximately 5% of revenues or $6.2 million for the year ended December 28, 1997. For fiscal 1998, sales of WLL RF power amplifiers and other products accounted for $1.0 million or approximately 1% of sales, compared to $32,000 or less than 1% of sales for fiscal 1997.

     For fiscal 1997 and the first nine months of fiscal 1998, the majority of our single carrier PCS RF power amplifiers were being utilized in the deployment of new PCS networks being built in South Korea, and a majority of our cellular multi-carrier RF power amplifiers sold during fiscal 1997 were also being utilized in the deployment of the digital cellular CDMA networks in South Korea. During fiscal 1998, the percentage of our RF power amplifiers sold for use in cellular systems of wireless network operators located in both North America and other international markets outside of Asia increased by approximately 243% to $70.1 million, compared to $20.4 million for all of fiscal 1997. Due to the economic and financial crisis that impacted South Korea, and Asia in general, the deployments of both the digital cellular CDMA networks and the PCS networks in South Korea were significantly delayed during fiscal 1998. The reduction and stoppage of these deployments during fiscal 1998 did have an adverse effect on our revenues and business with our South Korean customers and our results of operations. For additional information see "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market and --There are Many Risks Associated With International Operations."

     Total international sales (excluding North American sales), accounted for approximately 41% of our revenues or $41.2 million for the year ended January 3, 1999, compared with approximately 84% or $101.0 million for the year ended December 28, 1997. Total sales to customers in South Korea accounted for approximately 30% of revenues or $30.2 million for the year ended January 3, 1999 compared to approximately 83% of revenues or $99.3 million for the year ended December 28, 1997. The decrease in sales to customers in South Korea was a result of the economic crisis in South Korea, and Asia in general, which reduced
South Korean wireless service operators' demand for our products. During fiscal 1998, we experienced postponement, rescheduling and cancellation of orders from our South Korean customers.

     Sales to customers in countries outside of South Korea, primarily in North America, increased approximately 243% to $70.1 million for the year ended January 3, 1999 from $20.4 million for the year ended December 28, 1997. For fiscal 1998, sales to four customers (in alphabetical order), BellSouth, LGIC, Nortel and Samsung, each accounted for more than 10% of our sales, collectively accounting for $68.7 million or approximately 69% of revenues for the year. This compares to fiscal 1997 total sales to South Korean customers of $99.3 million or approximately 83% of revenues with Hyundai, LGIC and Samsung each accounting for more than 9% of revenues for the year. During fiscal 1997, no non-Korean customer accounted for more than 6% of revenues. As part of the HP Acquisition, we significantly increased our sales to Nortel and added Lucent as a customer. For the fourth quarter of fiscal 1998, total sales to Nortel accounted for approximately 52% of revenues and sales to Lucent accounted for over 10% of revenues for the quarter.

     Gross Profit

     Gross profit margins for fiscal 1998 and 1997 were 34.1% and 40.7%, respectively. The decrease in gross margins during fiscal 1998 was a result of several factors, including increased labor and overhead costs associated with the significant reduction in sales to our South Korean customers which impacted our total revenues during the first three quarters and the increased labor and overhead costs associated with operating the Folsom manufacturing facility which we acquired in October 1998 as part of the HP Acquisition.

     For fiscal 1998, the cost of sales includes the amortization of developed technology and workforce associated with the purchase price allocation from the HP Acquisition. See Note 17 of the Notes to Consolidated Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition.

     Operating Expenses

     Sales and marketing expenses increased by 5.3% to $9.5 million for the year ended January 3, 1999 from $9.1 million for the year ended December 28, 1997.
As a percentage of sales, sales and marketing expenses were 9.5% and 7.6% for the years ended January 3, 1999 and December 28, 1997, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in sales commission costs and increased staffing levels. In addition, as part of the purchase price allocation of the HP Acquisition, sales and marketing expenses for 1998 include the amortization of the customer list and non-compete agreement. See Note 17 of the Notes to Consolidated Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition.

     Research and development expenses increased by 17.3% to $13.5 million for the year ended January 3, 1999 from $11.5 million for the year ended December 28, 1997. Research and development expenses as a percentage of sales for the years ended January 3, 1999 and December 28, 1997 were 13.4% and 9.6%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs at our Irvine, California facility, related to continued new product development and existing product enhancement efforts. In addition, as part of the HP Acquisition, we added 35 additional engineers who were located in the Folsom facility.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, facilities maintenance and human resources. General and administrative expenses increased by 18.0% to $5.8 million for the year ended January 3, 1999 from $4.9 million for the year ended December 28, 1997. General and administrative expenses as a percentage of sales for the years ended January 3, 1999 and December 28, 1997 were 5.8% and 4.1%, respectively. The increase in actual general and administrative expenses is primarily attributable to increased staffing costs. As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on our balance sheet. This amount is amortized over ten years and included in general and administrative expenses.

     Other Income

     We earned other income, net, of $2.3 million in fiscal 1998 compared to $2.6 million for fiscal 1997. Other income consists primarily of interest income, net of any interest expense.

     Provision (Benefit) for Income Taxes

     Our effective tax rate was 36.5% and 37.4% for the years ended January 3, 1999 and December 28, 1997, respectively. The decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.

Liquidity and Capital Resources

     We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of January 2, 2000, we had working capital of $118.6 million, including $76.7 million in cash and cash equivalents as compared with working capital of $35.2 million at January 3, 1999, which included $13.3 million in cash and cash equivalents. We received net proceeds of approximately $57.8 million from a Common Stock offering which was completed during the first fiscal quarter of 1999. We utilized approximately $22.8 million of these proceeds to retire bank debt associated to the HP Acquisition.

     Net accounts receivable increased to $47.5 million at January 2, 2000 from $31.2 million at January 3, 1999, consistent with the significant increase in our revenues in fiscal 1999 as compared to fiscal 1998. Net inventory increased to $31.7 million at January 2, 2000, from $28.6 million at January 3, 1999. Cash provided by operations was approximately $39.6 million in fiscal 1999, compared with cash used by operations of $8.7 million in fiscal 1998 and cash provided by operations of $22.8 million in fiscal 1997. The positive cash flow from operations during fiscal 1999 was primarily a result of an increase in net income. The negative cash flow from operations during fiscal 1998 was primarily a result of an increase in accounts receivable and inventories, a decrease in accrued expenses and other liabilities, offset by an increase in accounts payable.

     Capital expenditures were approximately $20.6 million and $4.9 million in fiscal 1999 and 1998, respectively. The majority of capital spending during both periods represents spending on electronic test equipment utilized in our manufacturing and research and development areas. In addition, capital spending for fiscal 1999 includes a total of $3.5 million in leasehold improvement costs. These leasehold improvements related to the expansion of our manufacturing facility in Irvine, California, the relocation of our engineering and sales departments to an adjacent leased building in Irvine, California, and the relocation of our Northern California based engineering staff to a leased facility in El Dorado Hills, California.

     On April 28, 1998 we purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation, a supplier of "smart" antennas to the wireless communications market and a customer, in a private offering. The total amount raised in the offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave Communications Corporation and were redeemed in full on April 28, 1999. Upon the redemption of the Notes, we received related warrants for shares of Metawave Communications Corporation Series D Preferred Stock.

     On October 9, 1998, we completed the HP Acquisition and the cash price paid to HP was approximately $57.4 million. We also incurred acquisition costs of approximately $1.1 million and assumed liabilities of $7.3 million. We financed the acquisition utilizing $25.0 million of a new $35.0 million secured credit agreement, and we paid for the remainder of the cash purchase price with our then existing cash balances.

     Net cash provided by financing activities was $39.9 million for fiscal 1999, compared with $20.6 million for fiscal 1998. On March 11, 1999, we completed the sale of two million shares of Common Stock in a public offering at an offering price of $26.75 per share. The underwriters also exercised their right to purchase an additional 300,000 shares from us at the $26.75 offering price on March 22, 1999. Total net proceeds after the reduction for the underwriting discount and offering expenses were approximately $57.8 million. On March 31, 1999, we utilized a total of $22.8 million of the proceeds from the Common Stock offering to repay all of the outstanding bank debt associated with the HP Acquisition. This included the Term Loan and the Purpose Loan. The outstanding balances at the time of repayment were $15.5 million for the Term Loan and $7.0 million for the Purpose Loan. The remaining $0.3 million was for accrued interest due on the loans. The Term Loan, Purpose Loan and Revolving Credit Agreement were all cancelled by us on March 31, 1999. We intend to obtain a new bank revolving credit agreement and have currently initiated discussions with our banks regarding such new agreement.

     The majority of cash provided by financing activities in fiscal 1998 was from the $25.0 million bank borrowing to finance the HP Acquisition, offset by the repurchase of 300,000 shares of our Common Stock at a total cost of $3.7 million. As of January 3, 1999, we had repurchased a total of 810,000 shares of our Common Stock at a total cost of approximately $12.5 million, under a stock repurchase program. We ended the stock repurchase program with our March 1999 public stock offering. All of the remaining shares we repurchased were reissued in the March 1999 offering.

     As part of the HP Acquisition, we acquired HP's manufacturing and research and development facility in Folsom, California. Of the purchase price, a total net value of $8.1 million was allocated to land, land improvements and buildings. We have transferred production from the Folsom manufacturing facility to our Irvine facility. On July 15, 1999, we sold the Folsom facility for approximately $8.4 million. We received approximately $0.925 million in cash (before expenses) and an interest free note for $7.475 million due December 31, 1999. The note was secured by the land, land improvements and building. In exchange for the interest free note, the buyer entered into a rent-free lease with us of the Folsom facility through December 31, 1999. In December 1999, the note receivable on the Folsom facility was amended to extend the maturity date to January 27, 2000 and to apply an annual interest rate of 8% beginning December 31, 1999. The buyer of the Folsom facility made an additional principal payment of $500,000 on December 30, 1999. The remaining balance of $6.975 million was paid on January 27, 2000.

     We had cash and cash equivalents of $76.7 million at January 2, 2000, compared with $13.3 million at January 3, 1999. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

     We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next 12 months. In the past, we utilized both operating and capital lease financing for certain equipment used in our manufacturing and research and development operations and expect to continue to selectively do so in the future. We may in the future require additional funds to support our working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.

Disclosure About Foreign Currency Risk

     A significant portion of our revenues have been derived from international sources, with our customers in South Korea accounting for the significant majority of such revenues. With the reduction in sales to customers in South Korea, we are pursuing new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers.

     Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and equity markets in the last few years. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers currently pay for our products with U.S. Dollars. The past strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Such a significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see "Additional Factors That May Affect Future Results--There are Many Risks Associated With International Operations."

Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash, short-term investments less than three months and long-term debt. At January 2, 2000, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

     It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at January 2, 2000.

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

     Our transactions are recorded in U.S. Dollars and we do not currently anticipate future sales transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, we do not believe that the euro will have a material effect on our financial position, results of operations or cash flows. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our business, financial condition and results of operations.

     We have not experienced any significant operational disruptions to date and do not currently expect the continued implementation of the euro to cause any significant operational disruptions.

Year 2000 Compliance

     On January 1, 2000, many companies faced a potentially serious information systems (computer) problem because many software applications and operational programs written in the past did not properly recognize calendar dates beginning in the Year 2000. This problem could have forced computers or machines which utilize date dependent software to either shut down or provide incorrect data or information. We examined our computer and information systems and contacted our software and hardware providers to determine whether our software applications and computer and information systems were compliant with the Year 2000. We completed an upgrade of our computer operating system and were assured by our software and hardware providers that our computer systems were fully compliant with the Year 2000. We also performed our own internal tests of our software and hardware to confirm that they were Year 2000 compliant.

     At this time we have not experienced any material Year 2000 related problems with our information systems and computer software, and we have not experienced any material problems with our key suppliers or customers related to Year 2000. There has been no material impact on our business, financial condition or results of operations related to the Year 2000.

     It is not possible to quantify the aggregate cost of upgrading our computer operating system and software since they were part of the software and hardware providers' normal upgrades to our systems. The costs for upgrading our information systems were funded through our operating cash flows, and we estimated that we spent approximately $450,000 since 1996 for upgrades of our information systems and services associated with such upgrades.

     We intend to continue to review our information systems as well as monitor our key suppliers and customers for any undetected Year 2000 problems which may not yet be apparent. However, we do not currently believe that there are any undetected Year 2000 problems that could have a material impact on our business, financial condition or results of operations.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which we are required to adopt effective in our fiscal year 2001. SFAS 133 will require us to record all derivatives on the balance sheet at fair value. We do not currently engage in hedging activities and will continue to evaluate the effects of adopting SFAS No. 133. We will adopt SFAS No. 133 in our fiscal year 2001.

Additional Factors That May Affect Our Future Results

     Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated herein, which reflect our current expectations. These factors include the following:

     . the ability to add new customers to reduce our dependence on any one customer while maintaining our existing customers;
     . the ability to increase demand for our products from major wireless infrastructure OEMs;
     . industry specific factors, including slowdown in demand for wireless communications and RF power amplifiers;
     . the ability to produce products which meet the quality standards of both our existing and potential new customers;
     . worldwide and regional economic downturns and unfavorable political conditions;
     . the ability to timely develop and produce commercially viable products at competitive prices;

     .    the ability to manage rapid change in demand for our products;
     .    the availability and cost of components;
     .    the ability to finance our activities and maintain our financial liquidity;
     . the ability of our products to operate and be compatible with various OEMs' base station equipment;
     .    the ability to manage expense levels;
     .    the ability to manage future product repairs; and
     .    the ability to accurately anticipate customer demand.

A Significant Amount of Our Revenues Comes from a Few Customers

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as Hyundai, LGIC, Ericsson, Lucent, Nokia, Nortel and Samsung as well as major operators of wireless networks, such as AT&T Wireless, BellSouth and GTE Wireless.

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

     For fiscal 1999, our largest customer was Nortel, which accounted for approximately 41% of our net sales. Also, for fiscal 1999, our next four largest customers (in alphabetical order), LGIC, Ericsson, Lucent and Samsung, each accounted for more than 5% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. The risks related to our customer concentration were magnified in 1998 due certain of our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. For fiscal 1998, our South Korean customers including Hyundai, LGIC and Samsung accounted for $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million, or approximately 83% of our total net sales. During 1999 our South Korean customers accounted for approximately 21% of our total net sales or $62.2 million.

     We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs view of utilizing third party suppliers of RF power amplifiers and their current view of wireless infrastructure deployments and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following such factors:

          .    economic or political problems in the wireless operator's
               operating region;
          .    delays in government approvals required for system deployment;
               and
          .    reduced subscriber demand for wireless services.

     In addition, from time to time OEMs may purchase products from us on a large quantity basis over a short period of time which may cause demand for our products to change rapidly. Due to these and other possible uncertainties associated with wireless infrastructure deployments and OEMs purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand which could exceed our production capacity, which could negatively impact our ability to meet customers' demands as well as could potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

     Our Quarterly Results Fluctuate Significantly

     We experience, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on our business, results of operations and financial condition. Factors that could cause our results of operations to vary include the following:

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

Our Average Sales Prices are Declining

     Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins. Wireless service providers are placing increasing price pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. Competition among third-party suppliers also has increased the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will continue to decline.

     We anticipate that single carrier RF power amplifier products will continue to account for a large portion of our net sales in 2000. The HP Acquisition included only single carrier RF power amplifier business with no existing multi-carrier RF power amplifier business. Sales of single carrier RF power amplifiers have been subject to intense price competition and carry lower gross profit margins than multi-carrier RF power amplifier products. If we cannot reduce manufacturing costs on our single carrier RF power amplifiers and such RF power amplifiers account for an increased percentage of net sales, our overall gross profit margins will fall.

     Our Failure to Manage Future Growth Could Have Adverse Effects

     Our ability to compete effectively, capitalize on the HP Acquisition and manage future growth depends on our ability to:

     . effectively expand, train and manage our work force, particularly in response to fluctuations in demand for various products;
     . manage production and inventory levels to meet product demand and new product introductions;
     .    manage and improve production quality;
     . expand both the range of customers and the geographic scope of our customer base;
     .    reduce product costs; and
     . improve financial and management controls, reporting systems and procedures.

     Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

     We Must Retain Key Executives and Personnel

     We need to hire and retain highly qualified technical, marketing and managerial personnel. Competition for personnel, particularly qualified engineers, is intense, and the loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, results of operations and financial condition. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

     We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an at-will-basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology, and we will take all legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

     There are Many Risks Associated With International Operations

     For fiscal years 1999, 1998 and 1997, international revenues (excluding North American sales) accounted for approximately 33%, 41% and 84% respectively, of our net sales. These revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

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

  Over the Last Three Years, We Have Had a Reliance Upon the South Korean Market

     Three of our customers, Hyundai, LGIC and Samsung, are based in South Korea and collectively accounted for approximately 21% of our net sales for fiscal 1999. For fiscal 1998, customers based in South Korea collectively accounted for approximately 30% of our net sales and they accounted for approximately 83% of our net sales for fiscal 1997. These customers have purchased products primarily for deployment in the South Korean digital cellular and PCS networks.

     The build-out of the South Korean digital cellular networks began in 1995 with two independent service providers offering digital CDMA service beginning in 1996. In contrast, the build-out of the South Korean PCS networks began in the first quarter of 1997 with four service providers. We provided multi-carrier cellular RF power amplifiers starting from the initial stages of the digital cellular network buildout in South Korea. During 1997, we began shipping, in volume, PCS single carrier RF power amplifiers for use in the new PCS networks being built in South Korea. Sales to our South Korean customers for the South Korean PCS networks represented substantially all of our PCS sales during fiscal 1997 and approximately 86% of our PCS sales for the first nine months of fiscal 1998. Since the completion of the HP Acquisition, we have significantly increased our non-Korean PCS sales.

     The delay, postponement and cancellation of the build-out of the South Korean digital wireless networks which occurred during 1998, did have an adverse effect on our revenues and results of operations during fiscal 1998. The continued delay, termination or early completion of the infrastructure build-out of the South Korean digital wireless networks could have a material adverse effect on our business, results of operations and financial condition. Further, even if these networks are developed as originally anticipated, we cannot guarantee that our products will continue to be purchased by our South Korean customers or be capable of being manufactured at competitive prices in sufficient volumes.

     The economic and financial crisis in Asia and South Korea caused a reduction in the value of the South Korean Won when compared to the U.S. dollar. This reduction in purchasing value caused a reduction in South Korean wireless service operators' demand for our products. Our South Korean customers pay for products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to the South Korean Won during 1998, increased the effective cost of our products by at times as much as 100% or more for our South Korean customers. The resulting significant increase in the local currency cost of such products made them less attractive to our customers. Additionally, due to the economic problems the South Korean banking network faced in 1998, it became more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout. Please note that the types of economic problems experienced in Asia have been encountered in other areas of the world where we operate, such as Brazil in South America.

     Due to the numerous factors involved, we are unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original build-out projections. In addition we are unable to predict what levels such sales will be for fiscal 2000.

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

     The RF power amplifier business which we acquired in the HP Acquisition utilized certain custom components manufactured by HP. We had a one-year supply commitment from HP for these components and we have begun sourcing certain components from new suppliers, as well as we have redesigned products to no longer utilize such components.

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

     The Market in Which We Operate is Highly Competitive

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, frequent new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics:

     .    performance;
     .    functionality;
     .    reliability;
     .    pricing;
     .    quality;
     .    designs that can be efficiently manufactured in large volumes;
     .    time-to-market delivery capabilities; and
     .    compliance with industry standards.

     While we believe that we compete favorably with respect to these characteristics at present, this may change. If we fail to address our competitive challenges, there could be a material adverse effect on our business, financial condition and results of operations.

     Our current competitors include AML Communications, Inc., Microwave Power Devices, Inc. and Spectrian Corporation, in addition to the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the RF power amplifier market. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF power amplifier market.

     Our future success depends largely upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from us. These companies could also directly compete with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, there would be a material adverse effect on our business, financial condition and results of operations.

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

     To develop new products, we invest in the research and development of RF power amplifiers for wireless communications networks. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for third generation networks as well as development projects for products requested by our customers. In spite of our efforts, the deployment of a wireless network may be delayed which could cause a particular research or development effort to not generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be manufacturable at competitive prices in sufficient volumes. We cannot guarantee the success of our research and development efforts.

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

     We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our overall relationship with our customers is good and that they consider our products to be of good quality. We also believe that our customers will demand increasingly stringent product performance and reliability, particularly in domestic markets. We cannot provide any assurance that our product designs will remain successful or that they will keep pace with technological developments, evolving industry standards and new communications protocols. We may fail to adequately improve product quality and meet the quality standards of our customers, which could cause us to lose such customers. Design problems could damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality RF power amplifiers and have stringent quality control standards. See "--Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities."

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

     Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities

     Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers regularly produce RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. In addition, LGIC, one of our customers, previously entered into a joint venture manufacturing arrangement with one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely, or expand their reliance, on us as an external source of supply for their RF power amplifiers.

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

     Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

     We rely upon trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. In 1998, we were granted our first U.S. patent for an aspect of our multi-carrier technology. In addition we have applied for several additional U.S. and international patents for various aspects of our proprietary technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel, to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

     We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology, and we will take all legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

     The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. Recent deregulation of international communications industries along with RF spectrum allocations made by the FCC have increased the potential demand for our products. We cannot guarantee that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on us. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays could have a material adverse effect on our business, results of operations and financial condition.

     Our Stock Price Has Been and May Continue to Be Volatile

     The price of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock not suitable for all investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of our Common Stock. Our stock price may be affected by the factors discussed above as well as:

     . fluctuations in our results of operations or the operations of our competitors;
     . failure of such results of operations to meet the expectations of stock market analysts and investors;
     . sales of a significant number of shares of restricted securities in the market;
     . changes in the political or economic outlook of the markets into which we sell our products (such as South Korea or Brazil);
     . changes in stock market analyst recommendations regarding us or our competitors;
     . the timing and announcements of technological innovations or new products by us or our competitors;
     .    changes in the wireless communications industry; and
     .    general market conditions.

     Risk of Litigation

     We are subject to various legal proceedings from time to time as part of our business. In July 1998, lawsuits were filed by certain of our stockholders against us and certain of our present and former directors and officers. The stockholders bringing these lawsuits claim to represent a class consisting of all persons who purchased our Common Stock between June 4, 1997 and January 16, 1998. These lawsuits allege, among other things, that we (and our officers and directors) violated federal securities laws by making misrepresentations designed to artificially inflate our stock price and allow certain individuals to sell their Common Stock at artificially inflated prices. We, and our directors and officers, deny the allegations of wrongdoing and intend to vigorously defend the lawsuits, although the ultimate outcome of these proceedings is not currently determinable.

     In September 1999, a lawsuit was filed against us by a former customer. The lawsuit alleges, among other things, that we sold defective LMR products to this customer from 1994 to 1998. The lawsuit seeks direct damages in the amount of $1.6 million as well as unspecified punitive damages. We deny these allegations of wrongdoing and intend to vigorously defend against the claims made in this lawsuit. At this time the outcome of the proceedings is not determinable.

     Powerwave is not currently party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. In addition, litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements/Schedule:


Consolidated Financial Statements                                                                       Page
---------------------------------                                                                       ----
Independent Auditors' Report......................................................................        35
Consolidated Balance Sheets--January 2, 2000 and January 3, 1999..................................        36
Consolidated Statements of Operations--Three years ended January 2, 2000..........................        37
Consolidated Statements of Shareholders' Equity--Three years ended January 2, 2000................        38
Consolidated Statements of Cash Flows--Three years ended January 2, 2000..........................        39
Notes to Consolidated Financial Statements........................................................        41

Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts--Three years ended January 2, 2000.................        63

Exhibit 11.1--Computation of Net Income (Loss) per Share..........................................        64


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Not Applicable.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Powerwave Technologies, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the Company) as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended January 2, 2000. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Costa Mesa, California
January 18, 2000

                         POWERWAVE TECHNOLOGIES, INC.


                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                                     January 2,          January 3,
                                                                                        2000                1999
                                                                                     ----------          ----------
                                                      ASSETS
Current Assets:
  Cash and cash equivalents.......................................................   $   76,671          $   13,307
  Accounts receivable, net of allowance for doubtful accounts of $2,988 and
   $1,270 at January 2, 2000 and January 3, 1999, respectively....................       47,476              31,212
  Inventories, net................................................................       31,696              28,583
  Prepaid expenses and other current assets.......................................        2,449               1,633
  Notes receivable................................................................        7,045                  --
  Deferred tax assets.............................................................        5,888               3,303
                                                                                     ----------          ----------
     Total current assets.........................................................      171,225              78,038

Property and equipment............................................................       45,286              26,286
Less accumulated depreciation and amortization....................................      (12,354)             (5,838)
                                                                                     ----------          ----------
  Net property and equipment......................................................       32,932              20,448
                                                                                     ----------          ----------
Assets held for sale, net.........................................................           --               8,122
Intangible assets, net............................................................       14,344              17,916
Deferred tax assets...............................................................        4,507               4,254
Other non-current assets..........................................................           30               3,207
                                                                                     ----------          ----------
     Total assets.................................................................   $  223,038          $  131,985
                                                                                     ==========          ==========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................................   $   30,128          $   18,667
  Accrued expenses and other liabilities..........................................       19,399              13,918
  Current portion of long-term debt...............................................          125               6,528
  Income taxes payable............................................................        3,007               3,715
                                                                                     ----------          ----------
     Total current liabilities....................................................       52,659              42,828

Long-term debt, net of current portion............................................           --              17,621
Other non-current liabilities.....................................................          600                 466
                                                                                     ----------          ----------
     Total liabilities............................................................       53,259              60,915
                                                                                     ----------          ----------

Commitments and contingencies (Note 12)...........................................           --                  --

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
    outstanding...................................................................           --                  --
  Common Stock, $.0001 par value, 40,000 shares authorized, 20,163 shares issued and outstanding at January 2, 2000 and 17,956 shares
    issued and 17,250 shares outstanding at January 3, 1999.......................      120,785              65,027
  Retained earnings...............................................................       48,994              28,729
  Less treasury stock at cost.....................................................           --             (22,686)
                                                                                     ----------          ----------
     Total shareholders' equity...................................................      169,779              71,070
                                                                                     ----------          ----------
     Total liabilities and shareholders' equity...................................   $  223,038          $  131,985
                                                                                     ==========          ==========

   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                                    Years Ended
                                                                   -------------------------------------------
                                                                    January 2,      January 3,    December 28,
                                                                       2000           1999            1997
                                                                   ------------    ------------   ------------
Net sales.....................................................     $    292,547    $    100,231   $    119,709
Cost of sales.................................................          210,305          66,056         71,027
                                                                   ------------    ------------   ------------
Gross profit..................................................           82,242          34,175         48,682

Operating expenses:
  Sales and marketing.........................................           15,179           9,533          9,053
  Research and development....................................           26,250          13,472         11,483
  General and administrative..................................           12,088           5,771          4,889
  In-process research and development.........................               --          12,400             --
                                                                   ------------    ------------   ------------
     Total operating expenses.................................           53,517          41,176         25,425
                                                                   ------------    ------------   ------------
Operating income (loss).......................................           28,725          (7,001)        23,257
Other income, net.............................................            2,846           2,330          2,601
                                                                   ------------    ------------   ------------
Income (loss) before income taxes.............................           31,571          (4,671)        25,858
Provision (benefit) for income taxes..........................           11,306          (1,705)         9,667
                                                                   ------------    ------------   ------------
Net income (loss).............................................     $     20,265    $     (2,966)  $     16,191
                                                                   ============    ============   ============

Basic earnings (loss) per share...............................     $       1.02    $      (0.17)  $       0.95
                                                                   ============    ============   ============
Diluted earnings (loss) per share.............................     $       0.98    $      (0.17)  $       0.92
                                                                   ============    ============   ============
Basic weighted average common shares..........................           19,493          17,178         16,958
                                                                   ============    ============   ============
Diluted weighted average common shares........................           20,224          17,178         17,436
                                                                   ============    ============   ============

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                (in thousands)

                                                                                           Common Stock      Treasury Stock
                                                                                        ------------------  -----------------
                                                                                        Shares    Amount     Shares   Amount
                                                                                        -------  ---------  -------  ---------
Balance at December 29, 1996.......................................................     15,863   $ 33,570    5,064   $(12,231)
Issuance of Common Stock related to the exercise of stock options..................        510      1,639       --         --
Tax benefit related to stock option exercises......................................         --      4,459       --         --
Compensation expense related to stock option grants................................         --         39       --         --
Issuance of Common Stock related to the Employee Stock Purchase
   Plan............................................................................         41        400       --         --
Tax benefit related to the sale of shares purchased under the Employee
Stock Purchase Plan................................................................         --        200       --         --
Exercise of over-allotment, related to the IPO, net................................        360      3,884       --         --
Issuance of Common Stock related to the secondary offering, net....................      1,000     20,610       --         --
Repurchases of Common Stock........................................................       (510)        --      510     (8,785)
Net income.........................................................................         --         --       --         --
                                                                                        ------   --------   ------   --------
Balance at December 28, 1997.......................................................     17,264   $ 64,801    5,574   $(21,016)
Issuance of Common Stock related to the exercise of stock options..................        229       (728)     (70)     1,392
Tax benefit related to stock option exercises......................................         --        893       --         --
Compensation expense related to stock option grants................................         --         33       --         --
Issuance of Common Stock related to the Employee Stock Purchase
   Plan............................................................................         57        (27)     (34)       679
Tax benefit related to the sale of shares purchased under the Employee
   Stock Purchase Plan.............................................................         --         55       --         --
Repurchases of Common Stock........................................................       (300)        --      300     (3,741)
Net loss...........................................................................         --         --       --         --
                                                                                        ------   --------   ------   --------
Balance at January 3, 1999.........................................................     17,250   $ 65,027    5,770   $(22,686)
Issuance of Common Stock related to the exercise of stock options..................        555      1,685     (192)     3,495
Tax benefit related to stock option exercises......................................         --     14,258       --         --
Compensation expense related to stock option grants................................         --         52       --         --
Issuance of Common Stock related to the Employee Stock Purchase
   Plan............................................................................         58        369      (32)       551
Tax benefit related to the sale of shares purchased under the
   Employee Stock Purchase Plan....................................................         --        229       --         --
Issuance of Common Stock related to the third offering, net........................      2,300     51,396     (482)     6,409
Retirement of treasury shares......................................................         --    (12,231)  (5,064)    12,231
Net income.........................................................................         --         --       --         --
                                                                                        ------   --------   ------   --------
Balance at January 2, 2000.........................................................     20,163   $120,785       --   $
                                                                                        ======   ========   ======   ========

                                                                                                                      Total
                                                                                                 Retained          Shareholders'
                                                                                                 Earnings            Equity
                                                                                                 ---------        --------------
Balance at December 29, 1996.................................................................     $15,504              $ 36,843
Issuance of Common Stock related to the exercise of stock options............................          --                 1,639
Tax benefit related to stock option exercises................................................          --                 4,459
Compensation expense related to stock option grants..........................................          --                    39
Issuance of Common Stock related to the Employee Stock Purchase
    Plan.....................................................................................          --                   400
Tax benefit related to the sale of shares purchased under the Employee
 Stock Purchase Plan.........................................................................          --                   200
Exercise of over-allotment, related to the IPO, net..........................................          --                 3,884
Issuance of Common Stock related to the secondary offering, net..............................          --                20,610
Repurchases of Common Stock..................................................................          --                (8,785)
Net income...................................................................................      16,191                16,191
                                                                                                  -------              --------
Balance at December 28, 1997.................................................................     $31,695              $ 75,480
Issuance of Common Stock related to the exercise of stock options............................          --                   664
Tax benefit related to stock option exercises................................................          --                   893
Compensation expense related to stock option grants..........................................          --                    33
Issuance of Common Stock related to the Employee Stock Purchase
    Plan.....................................................................................          --                   652
Tax benefit related to the sale of shares purchased under the Employee
 Stock Purchase Plan.........................................................................          --                    55
Repurchases of Common Stock..................................................................          --                (3,741)
Net loss.....................................................................................      (2,966)               (2,966)
                                                                                                  -------              --------
Balance at January 3, 1999...................................................................     $28,729              $ 71,070
Issuance of Common Stock related to the exercise of stock options............................          --                 5,180
Tax benefit related to stock option exercises................................................          --                14,258
Compensation expense related to stock option grants..........................................          --                    52
Issuance of Common Stock related to the Employee Stock Purchase
    Plan.....................................................................................          --                   920
Tax benefit related to the sale of shares purchased under the
    Employee Stock Purchase Plan.............................................................          --                   229
Issuance of Common Stock related to the third offering, net..................................          --                57,805
Retirement of treasury shares................................................................          --                    --
Net income...................................................................................      20,265                20,265
                                                                                                  -------              --------
Balance at January 2, 2000...................................................................     $48,994              $169,779
                                                                                                  =======              ========


  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                         Years Ended
                                                                                            ---------------------------------------
                                                                                             January 2,     January 3,  December 28,
                                                                                              2000           1999         1997
                                                                                            ---------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)......................................................................    $ 20,265       $ (2,966)      $16,191
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:

      Depreciation and amortization.......................................................      10,331          4,106         1,683
      Write off of in-process research and development....................................          --         12,400            --
      Change in provision for doubtful accounts...........................................       1,718            501           284
      Change in provision for inventory reserves..........................................       1,108            (73)        1,117
      Deferred income taxes...............................................................      (2,838)        (4,763)       (1,107)
      Compensation costs related to stock options.........................................          52             33            39
      Loss on disposal of property, plant and equipment...................................         422             --            --

   Changes in operating assets and liabilities (net of effects of the acquisition for the year ended January 3, 1999):

      Accounts receivable.................................................................     (17,982)       (19,746)       (8,926)
      Inventories.........................................................................      (4,221)        (3,163)       (5,253)
      Prepaid expenses and other current assets...........................................        (816)          (411)         (894)
      Accounts payable....................................................................      11,461          9,060         6,018
      Accrued expenses and other liabilities..............................................       5,481         (3,982)        6,370
      Income taxes payable................................................................      13,779            (11)        7,675
   Other non-current assets...............................................................         677             50          (648)
   Other non-current liabilities..........................................................         134            248           218
                                                                                              --------       --------       -------
          Net cash provided by (used in) operating activities.............................      39,571         (8,717)       22,767

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property and equipment..................................................     (20,632)        (4,933)       (6,902)
      Proceeds from sale of property and equipment........................................       1,544             --            --
      Cash paid for business acquisition and related costs................................          --        (58,534)           --
      Redemption (purchase) of long-term investments......................................       2,500         (2,500)           --
                                                                                              --------       --------       -------
          Net cash used in investing activities...........................................     (16,588)       (65,967)       (6,902)

CASH FLOW FROM FINANCING ACTIVITIES:

      Proceeds from issuance of long-term debt............................................          --         25,000            --
      Principal payments on long-term debt................................................     (24,024)        (2,017)         (413)
      Payment received on notes receivable................................................         500             --            --
      Proceeds from sale and leaseback of equipment.......................................          --             --         1,847
      Proceeds from issuance of Common Stock, net.........................................      58,725            652        24,894
      Repurchase of Common Stock..........................................................          --         (3,741)       (8,785)
      Proceeds from exercise of stock options.............................................       5,180            664         1,639
                                                                                              --------       --------       -------
          Net cash provided by financing activities.......................................      40,381         20,558        19,182
                                                                                              --------       --------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................      63,364        (54,126)       35,047
CASH AND CASH EQUIVALENTS, beginning......................................................      13,307         67,433        32,386
                                                                                              --------       --------       -------
CASH AND CASH EQUIVALENTS, end............................................................    $ 76,671       $ 13,307       $67,433
                                                                                              ========       ========       =======

                         POWERWAVE TECHNOLOGIES, INC.

                                (in thousands)

                                                                                                        Years Ended
                                                                                          ----------------------------------------
                                                                                          January 2,      January 3,   December 28,
                                                                                            2000            1999          1997
                                                                                          ---------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest.........................................................................     $   999        $    218         $  100
                                                                                            =======        ========         ======
      Income taxes.....................................................................     $   367        $  3,069         $3,100
                                                                                            =======        ========         ======
NON CASH ITEMS:
   Acquisition of property and equipment through capital lease.........................     $    --        $     --         $  805
                                                                                            =======        ========         ======
   Tax benefit related to stock option exercises.......................................     $14,258        $    893         $4,459
                                                                                            =======        ========         ======
   Tax benefit related to sale of shares purchased under the Employee
    Stock Purchase Plan................................................................     $   229        $     55         $  200
                                                                                            =======        ========         ======
   Notes received in conjunction with sale of property, plant and equipment............     $ 7,545
                                                                                            =======

DETAIL OF HP BUSINESS ACQUIRED IN PURCHASE BUSINESS COMBINATION:
   Tangible assets acquired............................................................                    $ 34,711
   Intangible assets acquired..........................................................                      31,133
   Cash paid for acquisition and related costs.........................................                     (58,534)
                                                                                                           --------
   Liabilities assumed.................................................................                    $  7,310
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

 Fiscal Year

     The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1997 ended on December 28, 1997, fiscal year 1998 ended on January 3, 1999 and fiscal year 1999 ended on January 2, 2000. Fiscal year 2000 will end on December 31, 2000.

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

                         POWERWAVE TECHNOLOGIES, INC.

Property and Equipment

     Property and equipment are stated at cost. The Company depreciates these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Machinery and equipment ..................................   2 to 5 years
Office furniture and equipment............................   3 to 5 years
Leasehold improvements....................................   Life of lease
Property under capital leases.............................   3 to 5 years

 Assets Held for Sale

     Assets held for sale for the year ended January 3, 1999 included the land, land improvements, building and building improvements acquired in the HP Acquisition (Note 17), and were recorded at net realizable value, net of estimated selling costs. These assets were sold in July 1999.

 Goodwill

     Goodwill arising from the HP Acquisition (Notes 6 and 17) is amortized over ten years on a straight-line basis. The Company annually evaluates the carrying value of goodwill for any impairment of value based on an undiscounted cash flow analysis. At January 2, 2000, the Company believes there has been no impairment of the value of goodwill.

 Other Intangible Assets

     Other intangible assets arising from the HP Acquisition (Notes 6 and 17) are amortized on a straight-line basis over periods ranging from three to ten years.

 Long-Lived Assets

     The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred based on an undiscounted cash flow analysis. As of January 2, 2000, no such impairment was noted.

 Accounting for Stock-Based Compensation

     SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in Note 11 to the financial statements pro forma basic and diluted earnings (loss) per share as if the Company had applied the fair value method of accounting.

                         POWERWAVE TECHNOLOGIES, INC.

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

 Earnings (Loss) Per Share

     In accordance with SFAS No. 128, Earnings per Share, basic earnings per share amounts are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Outstanding stock options were excluded from the calculation of diluted earnings per share for the year ended January 3, 1999, as they were anti-dilutive.

 Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

 Customer Concentrations

     The Company's product sales have historically been concentrated in a small number of customers. During the year ended January 2, 2000, sales to four customers totaled $212.6 million. Those same four customers accounted for approximately 68% of the Company's accounts receivable at January 2, 2000. The loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

 Supplier Concentrations

     Certain of the Company's products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single sources. Any inability to obtain single sourced components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions or interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

                         POWERWAVE TECHNOLOGIES, INC.

 Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the years ended January 2, 2000, January 3, 1999 and December 28, 1997, the Company has no reportable differences between net income (loss) and comprehensive income (loss). Therefore, statements of comprehensive income
(loss) have not been presented.

 New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2001.

Note 3.  Inventories

     Inventories, net, consist of the following:

                                                      January 2,    January 3,
                                                         2000          1999
                                                       -------       -------
Parts and components.................................  $16,816       $14,728
Work-in-process......................................    6,278         7,444
Finished goods.......................................    8,602         6,411
                                                       -------       -------
Total................................................  $31,696       $28,583
                                                       =======       =======

     Inventories are net of an allowance for excess and obsolete inventory of $6,192 and $5,084 as of January 2, 2000 and January 3, 1999, respectively.

Note 4.  Notes Receivable

     On July 15, 1999 the Company sold the Folsom facility acquired in the HP Acquisition for $8.4 million. The Company received $0.925 million in cash (before expenses) and an interest free note for $7.475 million due December 31, 1999. The note was secured by the land, land improvements and building. In exchange for the interest free note, the buyer entered into a rent-free lease with the Company covering the Folsom facility through December 31, 1999. The buyer of the Folsom facility made a principal payment of $0.5 million on the note on December 30, 1999. On December 31, 1999, the terms of the note were amended to extend the maturity date to January 27, 2000 and to apply an annual interest rate of 8% beginning December 31, 1999.

Note 5.  Net Property and Equipment

     Net property and equipment consist of the following:


                                                      January 2,     January 3,
                                                        2000           1999
                                                      --------        -------
      Machinery and equipment......................   $ 34,793        $20,105
      Office furniture and equipment...............      4,639          3,010
      Leasehold improvements.......................      5,854          2,437
      Construction in progress.....................         --            734
                                                      --------        -------
                                                        45,286         26,286
      Less accumulated depreciation
        and amortization...........................    (12,354)        (5,838)
                                                      --------        -------
      Net property and equipment...................   $ 32,932        $20,448
                                                      ========        =======

                         POWERWAVE TECHNOLOGIES, INC.

     Included in property and equipment are assets under capital lease of $805 and $1,508 at January 2, 2000 and January 3, 1999, respectively. Accumulated amortization of assets under capital lease was $482 and $627 at January 2, 2000 and January 3, 1999, respectively.

Note 6.  Intangible Assets

     Intangible assets consist of the following:

                                                                                                 January 2,    January 3,
                                                                                                   2000          1999
                                                                                                 ----------    ----------
          Developed technology, net of accumulated amortization of $2,843 and
                $543, respectively ..........................................................    $ 8,657       $10,957

          Goodwill, net of accumulated amortization of $563 and $107, respectively                 3,990         4,445
          Customer list, net of accumulated amortization of $824 and $157,
                respectively.................................................................      1,176         1,843
          Non-compete agreement, net of accumulated amortization of $154 and
                $24, respectively............................................................        346           476

          Workforce, net of accumulated amortization of $25 and $5, respectively.............        175           195
                                                                                                 -------       -------
                                                                                                 $14,344       $17,916
                                                                                                 =======       =======

     Amortization periods are as follows (in years):

          Developed technology...............................................................          5
          Goodwill ..........................................................................         10
          Customer list .....................................................................          3
          Non-compete agreement..............................................................          4
          Workforce..........................................................................         10

Note 7.  Financing Arrangements

     On September 30, 1998, in connection with the HP Acquisition, the Company entered into a $35.0 million credit agreement with two commercial banks, secured by a pledge of all of the Company's assets. The credit agreement consisted of three credit facilities; an $18.0 million term loan (the "Term Loan"), a $7.0 million purpose loan associated with the Folsom manufacturing and research and development facility (the "Purpose Loan") and a $10.0 million revolving credit agreement (the "Revolving Credit Facility"). On March 31, 1999, the Company utilized a total of $22.8 million of the proceeds from its third Common Stock offering to repay all of the outstanding bank debt associated with the HP Acquisition. This included the Term Loan and the Purpose Loan. The outstanding balances at the time of repayment were $15.5 million for the Term Loan with a weighted average interest rate of 6.75% per annum at the time of repayment. The Purpose Loan had a balance of $7.0 million with an interest rate of 6.81% per annum at the time of repayment. The remaining $0.3 million was for accrued interest due on the loans. The Term Loan, Purpose Loan and Revolving Credit Agreement were all cancelled by the Company on March 31, 1999. The Company intends to obtain a new bank revolving credit agreement and has currently initiated discussions with its banks regarding such new agreement.

    The debt repayment schedules for commitments under Capital Leases at January 2, 2000 are as follows:

                                                                Capital
                                                                Leases
                                                                -------
Fiscal Year:
      2000.............................................           $128
Less amounts representing interest.....................             (3)
                                                                  ----
Present value of future minimum payments...............           $125
                                                                  ====

                         POWERWAVE TECHNOLOGIES, INC.

Note 8.  Income Taxes

     The provision (benefit) for income taxes for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, consists of the following:

                                                                                  1999           1998         1997
                                                                              -------------  ------------  -----------
     Current:
       Federal...............................................................      $11,742       $ 2,982      $ 8,865
       State.................................................................        2,402            76        1,910
                                                                                   -------       -------      -------
       Total current provision...............................................       14,144         3,058       10,775

     Deferred:
       Federal...............................................................       (1,928)       (3,760)        (835)
       State.................................................................         (910)       (1,003)        (273)
                                                                                   -------       -------      -------
       Total deferred benefit................................................       (2,838)       (4,763)      (1,108)
                                                                                   -------       -------      -------
     Provision (benefit) for income taxes......................................    $11,306       $(1,705)     $ 9,667
                                                                                   =======       =======      =======

  The difference between income taxes provided in the financial statements and as required by the federal statutory rate of 35% for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, is as follows:

                                                                                  1999           1998         1997
                                                                              -------------  ------------  -----------
   Taxes at federal statutory rate...........................................      $11,050       $(1,635)      $9,051
   State taxes, net..........................................................          971          (602)       1,064
   Other.....................................................................         (715)          532         (448)
                                                                                   -------       -------       ------
   Provision (benefit) for income taxes......................................      $11,306       $(1,705)      $9,667
                                                                                   =======       =======       ======

  The Company's net deferred tax asset was comprised of the following major components:

                                                                                        January 2,     January 3,
                                                                                           2000            1999
                                                                                        -------         -------
     Depreciation of property......................................................     $(1,823)        $(1,094)
     Accruals and reserves.........................................................       4,017           1,966
     Costs capitalized into inventories............................................       2,108           1,540
     State taxes...................................................................        (850)           (539)
     Amortization of intangibles...................................................       6,071           5,453
     Credit carryforwards..........................................................         872             231
                                                                                        -------         -------
     Net deferred tax asset........................................................     $10,395         $ 7,557
                                                                                        =======         =======

  As of January 2, 2000, the Company has a California Manufacturer's Investment Credit carryforward of approximately $725 which expires in various years through 2007, and has federal and state alternative minimum tax credit carryforwards of approximately $120 and $20 respectively, which have no expiration date.

Note 9. Pension and Profit-Sharing Plans

  The Company sponsors a 401(k) pension and profit-sharing plan covering all eligible employees and provides for Company matching on participant contributions up to a maximum of 20% of each participant's annual contribution for the year ended January 2, 2000. Employee contributions are limited to 15% of base salary. Employer matching contributions for the years ended January 2, 2000, January 3, 1999 and December 28, 1997 were $243, $157 and $83, respectively. There were no profit sharing contributions authorized for the years ended

                         POWERWAVE TECHNOLOGIES, INC.

January 2, 2000 and January 3, 1999. For the year ended December 28, 1997, profit sharing contributions were $870.

Note 10. Shareholder's Equity

     The Company accounts for treasury stock using the cost method. In December 1997, the Company's Board of Directors approved a stock repurchase program that authorized the Company to repurchase up to one million shares of the Company's Common Stock in open market transactions. During the fiscal years ended January 3, 1999 and December 28, 1997, the Company repurchased 300,000 and 510,000 shares respectively. For the fiscal year ended January 3, 1999, the Company reissued from treasury 103,787 shares of Common Stock in connection with the exercise of options under the Company's Stock Option Plans and the purchase of shares under the Company's Employee Stock Purchase Plan.

     During the fiscal year ended January 2, 2000 the Company reissued from treasury a total of 706,213 shares of Common Stock originally repurchased in connection with the stock repurchase program. Of these shares, 224,060 were reissued in connection with the exercise of options under the Company's Stock Option Plans and the purchase of shares under the Company's Employee Stock Purchase Plan. The remaining 482,153 shares were reissued in connection with the Company's third common stock offering in March 1999. The Company's repurchase program was cancelled in March 1999.

     During the fiscal year ended January 2, 2000, the Company retired 5,063,850 shares of Common Stock held in treasury. These shares had been repurchased in October 1995 from certain shareholders of the Company. As of January 2, 2000 the Company held no shares of Common Stock in treasury.

Note 11. Stock Option Plans

     1995 Stock Option Plan--The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors. The 1995 Plan provides for the grant of nonstatutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company's Board of Directors. In addition, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company's Board of Directors, for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Options generally vest at the rate of 25% on the first anniversary date and 2% per month thereafter and expire no later than ten years after the grant date. Up to 1,938,615 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder's Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company has issued an initial 1,095,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a pro rata redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 843,615 shares of
the Company's Common Stock.   As of January 2, 2000, a total of 1,572,328
options have been exercised under the 1995 Plan.   A total of 477,328 shares of
Common Stock have been funded from those shareholders party to the amended Stockholder's Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At January 2, 2000 there were 366,229 options outstanding under the 1995 Plan at a weighted average exercise price of $8.15. There are 58 shares available for grant under the 1995 Plan at January 2, 2000.

                         POWERWAVE TECHNOLOGIES, INC.

     1996 Stock Incentive Plan--The Company's 1996 Stock Incentive Plan (the "1996 Plan"), became effective December 5, 1996, and was amended in August of 1998 to increase the number of shares of Common Stock available for issuance under the plan from 1,500,000 to 3,000,000. The 1996 Plan provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. As of January 2, 2000, all of the options granted under the 1996 Plan have been nonstatutory options. The 1996 Plan provides that for nonstatutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The purpose of the 1996 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. The 1996 Plan is administered by the Compensation Committee of the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. As of January 2, 2000, a total of 301,311 options have been exercised under the 1996 Plan. There were 2,001,622 options outstanding under the 1996 Plan as of January 2, 2000 at a weighted average exercise price of $19.79. There are 697,067 shares available for grant under the 1996 plan at January 2, 2000.

     1996 Director Stock Option Plan--The Company's 1996 Director Stock Option Plan (the "Director Plan"), became effective December 5, 1996, and was amended in August of 1998 to increase the number of shares of Common Stock available for issuance under the plan from 200,000 to 400,000. The Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company automatically will be eligible to receive options to purchase stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996 will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, which option shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on December 5, 1996 and on each anniversary date thereof, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 5,000 shares of Common Stock. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. As of January 2, 2000, 10,000 options have been exercised under the Director Plan. There were 120,000 options outstanding under the Director Plan as of January 2, 2000 at a weighted average exercise price of $25.64. There are 270,000 shares available for grant under the Director Plan at January 2, 2000.

     Employee Stock Purchase Plan--On October 7, 1996, the shareholders of the Company approved the Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on December 5, 1996. The Purchase Plan covers an aggregate of 500,000 shares of Common Stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six month intervals. The Purchase Plan is administered by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee's compensation. The price of Common Stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in any offering at any time during the offering period, and participation ends automatically on termination of employment. The Board may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect options previously granted under the Purchase Plan. During fiscal 1999, the fourth and fifth purchases under the Purchase Plan occurred on January 31, 1999 and July 31, 1999, respectively. A total of 31,789 shares were purchased in the fourth purchase at $10.20 per share and 26,188 shares were purchased in the fifth offering at $22.7375 per share. At January 2, 2000

                         POWERWAVE TECHNOLOGIES, INC.

there were rights to purchase approximately 18,000 shares outstanding under the Purchase Plan and there were 343,741 shares available for purchase under the plan.

     The following table summarizes activity under the Company's 1995 Plan, 1996 Plan and Director Plan:

                                                                                            Number of
                                                                            Weighted         Options           Weighted
                                          Number of        Price Per         Average     Exercisable as of      Average
                                           Shares            Share       Exercise Price   Fiscal Year End    Exercise Price
                                           ------            -----       --------------   ---------------    --------------
Balance at December 29, 1996              1,919,252      $ 2.47-$ 11.50      $ 3.74           262,490            $2.84
                                                                                              =======            =====
  Granted..............................     435,050      $14.50-$ 40.56      $23.71
  Exercised............................    (510,334)     $ 2.47-$ 11.50      $ 3.21
  Canceled.............................    (145,354)     $ 2.47-$ 33.00      $ 4.06
                                         ----------
Balance at December 28, 1997              1,698,614      $ 2.47-$ 40.56      $ 8.98           436,256            $3.57
                                                                                              =======            =====
  Granted..............................   1,724,050      $ 6.56-$ 19.56      $12.79
  Exercised............................    (228,563)     $ 2.47-$ 16.25      $ 2.92
  Canceled.............................    (478,999)     $ 2.47-$ 40.56      $21.29
                                         ----------
Balance at January 3, 1999                2,715,102      $ 2.47-$ 31.75      $ 9.66           737,109            $5.64
                                                                                              =======            =====
  Granted..............................     918,650      $ 18.38-$76.94      $30.82
  Exercised............................  (1,032,242)     $  2.47-$32.00      $ 7.04
  Canceled.............................    (113,659)     $  4.00-$27.56      $16.26
                                         ----------
Balance at January 2, 2000                2,487,851      $  2.47-$76.94      $18.36           485,143            $9.85
                                         ==========                                           =======            =====

     At January 2, 2000, a total of 967,125 options were available for grant under all of the Company's option plans.

                                                                                            Options Exercisable at
                                      Options Outstanding at January 2, 2000                    January 2, 2000
                             ------------------------------------------------------      ----------------------------
                                                 Weighted          Weighted Average                       Weighted
                               Options            Average              Remaining           Options         Average
Range of Exercise Prices     Outstanding      Exercise Price       Contractual Life      Exercisable   Exercise Price
------------------------     -----------      --------------       ----------------      -----------   --------------
                                                                       (years)
$ 2.47-$ 6.88.............      572,375           $ 5.65                 7.68              242,937         $ 4.80
$ 8.50-$14.25.............      743,252           $13.47                 7.97              135,984         $13.26
$14.50-$18.88.............      454,236           $17.75                 7.78              105,951         $17.01
$19.19-$26.88.............      261,000           $22.68                 8.88                  229         $19.56
$27.31-$42.75.............      326,088           $32.79                 9.54                   42         $31.75
$42.81-$76.94.............      130,900           $59.18                 9.07                   --             --
                              ---------                                                    -------
       Total..............    2,487,851           $18.36                 8.23              485,143         $ 9.85
                              =========                                                    =======

     The Company is recording compensation expense relating to the difference between fair market value and the exercise price of options granted. The Company recorded a total of $52, $33 and $39 as compensation expense during fiscal 1999, 1998 and 1997, respectively.

     The estimated weighted average fair value of options granted during 1999 was $16.98 per share. The estimated weighted average fair value of options granted during 1998 was $8.03 per share and during 1997 was $13.81. Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS

                         POWERWAVE TECHNOLOGIES, INC.

No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, would have been changed to the pro forma amounts indicated in the following table:

                                                                                   1999          1998          1997
                                                                                  -------       -------       -------
     Net income (loss) before taxes
            As reported.....................................................      $31,571       $(4,671)      $25,858
        Less: Net expense per SFAS No. 123..................................       (8,553)       (4,631)       (2,563)
                                                                                  -------       -------       -------
        Pro forma operating income (loss) before taxes......................       23,018        (9,302)       23,295
        Less: Pro forma provision (benefit) for income taxes................        8,240        (3,395)        8,709
                                                                                  -------       -------       -------
        Pro forma net income (loss).........................................      $14,778       $(5,907)      $14,586
                                                                                  =======       =======       =======
        Net income (loss) as reported.......................................      $20,265       $(2,966)      $16,191
                                                                                  =======       =======       =======

                                                                                   1999          1998          1997
                                                                                  -------       -------       -------
        Basic earnings (loss) per share:
            As reported.....................................................      $  1.02       $ (0.17)      $  0.95
            Pro forma.......................................................      $  0.76       $ (0.34)      $  0.86
        Diluted earnings (loss) per share:
            As reported.....................................................      $  0.98       $ (0.17)      $  0.92
            Pro forma.......................................................      $  0.73       $ (0.34)      $  0.84
     Basic weighted average common shares...................................       19,493        17,178        16,958
     Diluted weighted average common shares.................................       20,224        17,178        17,436

     The fair value of options granted under the Company's stock option plans and its stock purchase plan during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach with the following weighted-average assumptions used:

                                                                                   1999          1998          1997
                                                                                  -------       -------       -------
     Weighted average risk-free interest rate...............................       6.33%         4.88%         5.52%
     Expected years from vest date to exercise date.........................        0.5           0.4           0.5
     Expected stock volatility..............................................         80%          100%           89%
     Dividend yield.........................................................       None          None          None

     For the years ended January 2, 2000, January 3, 1999 and December 28, 1997, the expected life of an option was 5.1 years, 5.2 years and 4.9 years respectively.

Note 12. Commitments and Contingencies

     The Company leases its manufacturing and headquarters facility and its Southern California sales and engineering facility from a limited liability company owned by Alfonso G. Cordero, the founder and former Chairman of the Company, a former employee, and a current employee, all of whom are shareholders of the Company. The lease term for the manufacturing and headquarters facility commenced on July 15, 1996, and has a termination date of July 15, 2006. The Company paid $1,000,000 to the limited liability company as payment for additional tenant improvements made to the facility at the request of the Company. The Company has an option to purchase the facility at fair market
value during the lease term.   During 1999, the Company leased an additional
34,000 square foot facility for its sales and engineering departments from the same limited liability company. The lease term commenced on October 1, 1999, and has a termination date of July 15, 2006.

     During 1999, the Company leased 27,000 square feet for its engineering staff in a facility in El Dorado Hills, California from an unrelated third party. The lease commenced December 1, 1999 and has a termination date of January 31, 2005. The Company also leases equipment from unrelated parties. Future minimum lease payments required under operating leases at January 2, 2000 are as follows:

                         POWERWAVE TECHNOLOGIES, INC.

                                                                      Commitment to       Operating
                                                                      Shareholders          Leases          Total
                                                                      -------------       ---------         -----
Fiscal Year:
       2000......................................................         $1,032           $  334           $1,366
       2001......................................................          1,054              352            1,406
       2002......................................................          1,078              357            1,435
       2003......................................................          1,102              346            1,448
       2004......................................................          1,127              315            1,442
       Thereafter................................................          1,784               53            1,837
                                                                          ------           ------           ------
   Total future minimum lease payments...........................         $7,177           $1,757           $8,934
                                                                          ======           ======           ======

  Total rent expense was $3,707, $2,616, and $2,503 for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

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

     On September 27, 1999, a lawsuit was filed against the Company in the Superior Court of the State of California by a former customer. The lawsuit alleges, among other things, that the Company sold defective LMR products to this customer from 1994 to 1998. The lawsuit seeks direct damages in the amount of $1.6 million as well as unspecified punitive damages. The Company denies these allegations of wrongdoing and intends to vigorously defend this lawsuit. The ultimate outcome of this suit is not presently determinable.

  The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, management believes would have a material adverse effect on the business, financial condition or results of operations of the Company.

Note 13.  Earnings (Loss) Per Share

                                                                                  1999          1998        1997
                                                                               -----------  ------------  ---------
Basic:
     Basic weighted average common shares..................................       19,493        17,178       16,958
     Net income (loss).....................................................      $20,265       $(2,966)     $16,191
                                                                                 -------       -------      -------
     Basic earnings (loss) per share.......................................      $  1.02       $ (0.17)     $  0.95
                                                                                 =======       =======      =======

  Diluted:
     Basic weighted average common shares..................................       19,493        17,178       16,958
     Potential common shares...............................................          731            --          478
                                                                                 -------       -------      -------
     Diluted weighted average common shares................................      $20,224        17,178       17,436
     Net income (loss).....................................................      $20,265       $(2,966)     $16,191
                                                                                 -------       -------      -------
     Diluted earnings (loss) per share.....................................      $  0.98       $ (0.17)     $  0.92
                                                                                 =======       =======      =======

                         POWERWAVE TECHNOLOGIES, INC.

Note 14.  Segments

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

                                                                              Business Segments
                                            -------------------------------------------------------------------------------------
                                                                                                 WLL and
                                                        Cellular        PCS          LMR          Other        Total
                                                       -----------  -----------  ------------  ------------  ----------
1999
Net sales.....................................           $215,012      $76,801     $    734     $        --    $292,547
Cost of sales.................................            144,644       62,706        2,955              --     210,305
                                                         --------      -------     --------     -----------    --------
Gross profit (loss)...........................           $ 70,368      $14,095     $ (2,221)    $        --    $ 82,242
                                                         ========      =======     ========     ===========    ========



1998
Net sales.....................................           $ 77,355      $18,835     $  3,071     $       970    $100,231
Cost of sales.................................             45,543       15,885        3,786             842      66,056
                                                         --------      -------     --------     -----------    --------
Gross profit (loss)...........................           $ 31,812      $ 2,950     $   (715)    $       128    $ 34,175
                                                         ========      =======     ========     ===========    ========

1997
Net sales.....................................           $ 73,065      $40,385     $  6,227     $        32    $119,709
Cost of sales.................................             36,746       29,639        4,481             161      71,027
                                                         --------      -------     --------     -----------    --------
Gross profit (loss)...........................           $ 36,319      $10,746     $  1,746     $      (129)   $ 48,682
                                                         ========      =======     ========     ===========    ========

  The following schedule presents an analysis of the Company's net sales based upon the geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. International sales include sales to all other foreign countries. Shipments to Canada were $88.0 million, $22.4 million and $2.0 million for the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively. Shipments to Mexico during these periods were immaterial. For the fiscal years ended January 2, 2000, January 3, 1999 and December 28, 1997, shipments to South Korea were $62.2 million, $30.1 million and $99.3 million, respectively.

                                                                     North American    International       Total
                                                                     ---------------  ----------------  ------------
Net sales for the year ended January 2, 2000..................          $195,265          $ 97,282        $292,547
Net sales for the year ended January 3, 1999..................          $ 59,012          $ 41,219        $100,231
Net sales for the year ended December 28, 1997................          $ 18,708          $101,001        $119,709

  Total accounts receivable as of January 2, 2000, include 72% from United States based customers, 14% from customers located in France and 13% from customers located in South Korea.

  The majority of the Company's assets are located in the United States.

  The Company's product sales have historically been concentrated in a small number of customers. During the years ended January 2, 2000, January 3, 1999 and December 28, 1997, sales to four customers (three customers for the year ended December 28, 1997) totaled $212.6 million, $68.7 million and $99.3 million, respectively.

                         POWERWAVE TECHNOLOGIES, INC.

Note 15.  Other Information

  Accrued expenses and other liabilities consist of the following:

                                                                                         January 2,        January 3,
                                                                                            2000             1999
                                                                                         ----------        ---------
   Accrued warranty costs.........................................................        $ 7,264          $ 6,408
   Accrued payroll and employee benefits..........................................          9,216            1,570
   Other accrued expenses.........................................................          2,919            5,940
                                                                                          -------          -------
                                                                                          $19,399          $13,918
                                                                                          =======          =======

Note 16.  Related Party Transactions

  As disclosed in Note 12, the Company leases its manufacturing and headquarters facility and its Southern California sales and engineering facility from a limited liability company owned by Alfonso G. Cordero, the founder and former Chairman of the Company, a former employee, and a current employee, all of whom are shareholders of the Company. The Company also leases additional parking spaces on a short-term basis from this limited liability company. Rent paid to this limited liability company was $846, $714 and $704 for the years ended January 2, 2000, January 3, 1999 and December 28, 1997, respectively.

  On April 28, 1998, the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation, a supplier of "smart" antennas to the wireless communications market and a customer of the Company, in a private offering. The President of the Company joined the Board of Directors of Metawave Communications Corporation in May 1999. The total amount raised in the offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave Communications Corporation and were redeemed in full on April 28, 1999. Upon the redemption of the Notes, the Company received related warrants for shares of Metawave Communications Corporation Series D Preferred Stock. For fiscal 1999, Metawave Communications Corporation accounted for less than 5% of the Company's revenues.

  In June 1997, the Company entered into an agreement to purchase 45% of the capital stock of Teletransfer, S.A. de C.V., ("Teletransfer") a private Mexican company operating several two-way dispatch radio services in Mexico. The Company invested a total of $600,000 for its 45% interest in the Teletransfer. Due to ongoing operating losses at Teletransfer since 1997, the Company had expensed the majority of its investment in Teletransfer. Beginning in 1998, the Company undertook efforts to sell its investment in Teletransfer. In June 1999, the Company sold its entire investment in Teletransfer to Mr. Alfonso G. Cordero for $300,000. Pursuant to the terms of the sale agreement, if within eighteen
(18) months of the sale Mr. Cordero is able to sell the investment in Teletransfer at a price greater than $300,000, Mr. Cordero will pay to the Company the amount the investment is sold for greater than $300,000 up to a maximum additional amount of $300,000.

Note 17.  The HP Acquisition

  On October 9, 1998 the Company completed the acquisition of the Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California for approximately $65.9 million (the "HP Acquisition"). This business was part of HP's Wireless Infrastructure Division and focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. The HP Acquisition included certain assets, liabilities, operations and business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. Powerwave purchased all intellectual property rights to the products as well as in-process research and development activities. The Company also assumed certain existing orders for the products acquired. The products acquired cover a broad range of wireless transmission protocols, including CDMA, TDMA and GSM. The total purchase

                         POWERWAVE TECHNOLOGIES, INC.

price of approximately $65.9 million, consisted of approximately $57.4 million paid to HP in cash and the balance related to acquisition costs and assumed liabilities. Powerwave financed the acquisition utilizing borrowings of $25 million under a $35 million secured credit facility which was dated as of September 30, 1998. The Company utilized its existing cash balances for the remainder of the cash purchase price paid. This acquisition was accounted for in the fourth quarter of fiscal 1998.

     The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's consolidated financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

     New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and very linear power module technology for use in next generation wireless communications. The Company estimated that these projects were approximately 75% complete at the date of the acquisition and estimated that the cost to complete these projects will aggregate approximately $2.5 million and will be incurred over a two-year period. Since the date of the acquisition, the Company has incurred approximately $1.8 million of research and development expenses related to these projects. Due to a change in a potential customer's technology program and the Company's inability to meet the technological and economic constraints required for this type of product, the Company has discontinued further development on the single carrier CDMA project. As of January 2, 2000, we believe that the remaining development projects are approximately 95% complete.

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

     As part of the HP Acquisition, the Company assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. Since the date of the acquisition, the Company has incurred approximately $0.9 million of warranty expenses which were offset against specific liabilities assumed in the acquisition. As of January 2, 2000 approximately $1.6 million remains of the assumed liability.

     As an additional part of the HP Acquisition, we assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. Since the date of the acquisition we have paid approximately $1.8 million for these retention bonuses. As of January 2, 2000, no amounts remain of the assumed liability.

     As part of the purchase price allocation, the Company recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During fiscal 1999, the Company paid approximately $0.4 million related to these moving and relocation costs. The final closure of the Folsom

                         POWERWAVE TECHNOLOGIES, INC.

facility occurred in December 1999. As of January 2, 2000, approximately $0.1 million remains of the liability recorded as part of the purchase price allocation, which is expected to be paid in the first quarter of fiscal 2000.

     The Company's consolidated financial statements for the year ended January 3, 1999 reflect the one-time charge of $12.4 million related to the allocation of a portion of the purchase price to in-process research and development expenses associated with the HP Acquisition. The Company's consolidated financial statements for the year ended January 3, 1999 reflect the purchase price allocation as follows:

                                                                                         Purchase Price
                                                                                           Allocation
                                                                                         --------------
          Purchase Price Allocation
                 Property, plant and equipment....................................           $18,211
                 Inventory........................................................            16,500
                 In-process research and development..............................            12,400
                 Developed technology.............................................            11,500
                 Customer list....................................................             2,000
                 Non-compete agreement............................................               500
                 Workforce........................................................               200
                 Goodwill.........................................................             4,553
                                                                                             -------
                                                                                             $65,864
                                                                                             =======

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

                                                                                           Years ended
                                                                                ----------------------------------
                                                                                   January 3,       December 28,
                                                                                      1999              1997
                                                                                   ----------       ------------
                                                                                 (in thousands, except per share
                                                                                             amounts)
          Net sales.........................................................        $165,324          $186,909
          Net income (loss).................................................          (8,793)           11,852
          Earnings (loss) per share
              Basic.........................................................            (.51)              .70
              Diluted.......................................................            (.51)              .68

                         POWERWAVE TECHNOLOGIES, INC.

Note 18.  Selected Quarterly Financial Data (Unaudited)

                                                                                Quarters Ended
                                                           ---------------------------------------------------------
                                                            April 4,      July 4,        October 3,       January 2,
                                                             1999          1999            1999             2000
                                                           ---------     --------      -------------      ----------
                                                                   (in thousands, except per share amounts)
Fiscal 1999:
  Net sales.............................................   $  56,024     $ 68,493      $      76,900      $   91,130
  Cost of sales.........................................      41,010       50,353             54,698          64,244
                                                           ---------     --------      -------------      ----------
  Gross profit..........................................      15,014       18,140             22,202          26,886
  Operating expenses:
      Sales and marketing...............................       3,578        3,411              3,620           4,570
      Research and development..........................       5,295        6,376              7,311           7,268
      General and administrative........................       2,691        2,654              3,464           3,279
                                                           ---------     --------      -------------      ----------
  Total operating expenses..............................      11,564       12,441             14,395          15,117
                                                           ---------     --------      -------------      ----------
  Operating income......................................       3,450        5,699              7,807          11,769
  Other income (expense)................................        (219)         919                904           1,242
                                                           ---------     --------      -------------      ----------
  Income before income taxes............................       3,231        6,618              8,711          13,011
  Provision for income taxes............................       1,179        2,416              3,092           4,619
                                                           ---------     --------      -------------      ----------
  Net income............................................   $   2,052     $  4,202      $       5,619      $    8,392
                                                           =========     ========      =============      ==========

  Basic earnings per share..............................   $    0.11     $   0.21      $        0.28      $     0.42
  Diluted earnings per share............................   $    0.11     $   0.20      $        0.27      $     0.40
  Basic weighted average common shares..................      18,005       19,867             19,971          20,131
  Diluted weighted average common shares................      18,584       20,500             20,743          21,067

                                                                                Quarters Ended
                                                           ---------------------------------------------------------
                                                           March 28,     June 28,      September 27,      January 3,
                                                             1998          1998            1998              1999
                                                           ---------     --------      -------------      ----------
                                                                   (in thousands, except per share amounts)
Fiscal 1998:
  Net sales.............................................   $  22,650     $ 21,099      $      16,456      $   40,026
  Cost of sales.........................................      13,795       12,567             10,697          28,997
                                                           ---------     --------      -------------      ----------
  Gross profit..........................................       8,855        8,532              5,759          11,029
  Operating expenses:
      Sales and marketing...............................       2,031        2,164              2,147           3,191
      Research and development..........................       2,957        2,950              2,938           4,627
      General and administrative........................       1,236        1,204              1,329           2,002
      In-process research and development...............          --           --                 --          12,400
                                                           ---------     --------      -------------      ----------
  Total operating expenses..............................       6,224        6,318              6,414          22,220
                                                           ---------     --------      -------------      ----------
  Operating income (loss)...............................       2,631        2,214               (655)        (11,191)
  Other income (expense)................................         845          745                845            (105)
                                                           ---------     --------      -------------      ----------
  Income (loss) before income taxes.....................       3,476        2,959                190         (11,296)
  Provision (benefit) for income taxes..................       1,269        1,080                 69          (4,123)
                                                           ---------     --------      -------------      ----------
  Net income (loss).....................................   $   2,207     $  1,879      $         121      $   (7,173)
                                                           =========     ========      =============      ==========

  Basic earnings (loss) per share.......................   $    0.13     $   0.11      $        0.01      $     (.42)
  Diluted earnings (loss) per share.....................   $    0.13     $   0.11      $        0.01      $     (.42)
  Basic weighted average common shares..................      17,136       17,140             17,188          17,248
  Diluted weighted average common shares................      17,353       17,466             17,347          17,248

                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     John L. Clendenin, 65, has been non-executive Chairman of the Company's Board of Directors since January 3, 1999 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Coca-Cola Enterprises, Inc., Equifax Inc., National Service Industries, Inc., Nabisco Group Holdings, Inc., Nabisco Holdings, Inc., The Kroger Company, Springs Industries, Inc., The Home Depot, Inc. and Wachovia Corporation.

     Gregory M. Avis, 41, has been a member of the Company's Board of Directors since October 1995. Mr. Avis has been a managing partner of Summit Partners, a venture capital investment firm, since January 1990. Mr. Avis also serves on the Board of Directors of Ditech Communications Corp. MCK Communications Corp., and Splash Technology Holdings, Inc. and a number of privately held companies.

     Bruce C. Edwards, 46, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of HMT Technology Corporation and Metawave Communications Corporation.

     David L. George, 46, has been a member of the Company's Board of Directors since November 1995. Mr. George is one of the founders and has served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company, since February 1994. Mr. George also serves on the Board of Directors of ComSpace Corporation. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America. Mr. George has been a member of the Institute of Electrical and Electronic Engineers (I.E.E.E.) for more than 20 years.

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

     Carl W. Neun, 56, has been a member of the Company's Board of Directors since February 2000. Mr. Neun is the Chairman of Wirex Communications, Inc. a provider of Linux based software. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993 he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun currently serves on the Board of Directors of Merix Corp., the Oregon Museum of Science and Industry and the Christie School.

     Safi U. Qureshey, 49, has been a member of the Company's Board of Directors since February 2000. Mr. Qureshey was the cofounder and former Chief Executive Officer and Chairman of AST Research, Inc. a personal computer manufacturer.
Mr. Qureshey currently serves on the Board of Directors of CarPrices.com, NextCard, Nexgenix and Connectcom. Mr. Qureshey is also President of the Southern California Chapter of The Indus Entrepreneurs (TiE-SC) which is a networking and mentoring organization for entrepreneurs. Mr. Qureshey is also a former member of President Clinton's Export Council and was a Regent's Professor at the Graduate School of Management, University of California, Irvine.

     Andrew J. Sukawaty, 44, has been a member of the Company's Board of Directors since May 1998. Mr. Sukawaty has served as Chief Executive Officer of Sprint PCS since September 1996. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited, a British diversified broadcast transmission and communications company, since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., a telecommunications holding company.

Executive Officers

     Stephen C. Cooper, 51, joined the Company in February 1999 as Executive Vice President, Operations. Prior to joining the Company, Mr. Cooper worked for Hewlett Packard Company for the past 25 years in a variety of management positions in the United States and Asia. Most recently, Mr. Cooper was the Operations Manager for the Hewlett Packard Power Amplifier business in Folsom, California which was acquired by Powerwave in October, 1998.

     Kevin T. Michaels, 41, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995 Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

     Anthony J. Zuanich, 56, joined the Company in June 1998 as Senior Vice President, Sales and Marketing. Prior to joining the Company, Mr. Zuanich was employed at Gregory Associates as Senior Vice President, Global Sales and Marketing from July 1995 to December 1997. From December 1973 to October 1994, Mr. Zuanich held various executive positions with Triad Systems Corporation, an integrated computer systems manufacturer.

Section 16(a) Beneficial Ownership Reporting Compliance

     Mr. Zuanich did not report an August 1999 purchase transaction on Form 4. This transaction was subsequently reported on Form 5 for the 1999 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 2, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 2, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended January 2, 2000.

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

4.1 Stockholders' Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

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

10.10 Series A Convertible Preferred Stock Purchase Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.11 Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.12 Registration Rights Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.13 Indemnification Agreement, dated October 10, 1995, between the Company and certain stockholders (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.14       Form of Indemnification Agreement (incorporated by reference to
            Exhibit 10.14 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.16 Standard Industrial/Commercial Single-Tenant Lease-Net, dated July 1, 1996, between the Company and CNH, LLC, a California limited liability company (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8,
            1996).

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

_____________

  *  Indicates Item 14(a)(3) exhibit.

     (b) Items reported on Form 8-K in Fourth Quarter

          None

     (c) Financial Statements Schedule

          Schedule Valuation and Qualifying Accounts

     Powerwave Technologies, Powerwave and the Powerwave Technologies logo are registered trademarks of Powerwave Technologies, Inc.

     All other products or service names mentioned herein may be trademarks or registered trademarks of their respective owners.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 14th day of March, 2000.


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

                     Signature                                    Title                               Date
                     ---------                                    -----                               ----
                /s/ Bruce C. Edwards                  President, Chief Executive Officer         March 14, 2000
----------------------------------------------------     and Director (Principal
                    Bruce C. Edwards                     Executive Officer)


                /s/ Kevin T. Michaels                 Senior Vice President, Finance and         March 14, 2000
----------------------------------------------------     Chief Financial Officer
                    Kevin T. Michaels                    (Principal Accounting Officer)


                /s/ John L. Clendenin                 Chairman of the Board                      March 14, 2000
----------------------------------------------------
                    John L. Clendenin

                /s/ Gregory M. Avis                   Director                                   March 14, 2000
----------------------------------------------------
                    Gregory M. Avis

                /s/ Eugene L. Goda                    Director                                   March 14, 2000
----------------------------------------------------
                    Eugene L. Goda

                /s/ David L. George                   Director                                   March 14, 2000
----------------------------------------------------
                    David. L. George

                /s/ Andrew J. Sukawaty                Director                                   March 14, 2000
----------------------------------------------------
                    Andrew J. Sukawaty

                /s/ Carl W. Neun                      Director                                   March 14, 2000
----------------------------------------------------
                    Carl W. Neun

                /s/ Safi U. Qureshey                  Director                                   March 14, 2000
----------------------------------------------------
                    Safi U. Qureshey

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                             Balance at        Charges to                   Balance at
                                                             Beginning         Costs and                      End of
           Description                                       of Period          Expenses        Deductions    Period
           -----------                                       ---------          --------        ----------    ------
Year ended January 2, 2000:
  Allowance for doubtful accounts........................     $1,270            $1,756           $   (38)     $2,988
  Allowance for excess and obsolete inventory............     $5,084            $2,432           $(1,324)     $6,192

Year ended January 3, 1999:
  Allowance for doubtful accounts........................     $  769            $  525           $   (24)     $1,270
  Allowance for excess and obsolete inventory............     $2,518            $3,468(1)        $  (902)     $5,084

Year ended December 28, 1997:
  Allowance for doubtful accounts........................     $  485            $  752           $  (468)     $  769
  Allowance for excess and obsolete inventory............     $1,401            $1,120           $    (3)     $2,518

______________
(1) Includes inventory reserves recorded as part of the HP Acquisition.