Form 10-Q
period 2000-04-02
POWERWAVE TECHNOLOGIES INC
filed 2000-05-05
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 2, 2000

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
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization              Identification No.)

                               2026 McGaw Avenue
                           Irvine, California 92614
              (Address of principal executive offices, zip code)

      Registrant's telephone number, including area code: (949) 809-1100

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

     As of May 4, 2000 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 20,431,029.

================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                           Page
                                                                          ------
Part I.  Financial Information

     Item 1.  Financial Statements

          Consolidated Balance Sheets at April 2, 2000 (Unaudited)
            and January 2, 2000                                            3

          Consolidated Statements of Operations (Unaudited) for the
            three months ended April 2, 2000 and April 4, 1999             4

          Consolidated Statements of Cash Flows (Unaudited) for the
            three months ended April 2, 2000 and April 4, 1999             5

          Notes to Consolidated Financial Statements (Unaudited)           6-9


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    10-25

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk   26


Part II.  Other Information


     Item 6.  Exhibits and Reports on Form 8-K                             27



Signatures                                                                 28


This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to, the Company's management. Such statements are subject to certain risks, uncertainties and assumptions. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements, including those set forth in this report on Form 10-Q. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                               April 4,       January 2,
                                                                                 2000            2000
                                                                             ------------    ------------
ASSETS:                                                                       (Unaudited)

Current Assets:
  Cash and cash equivalents................................................     $ 83,795        $ 76,671
  Accounts receivable, net of allowance for doubtful accounts of $3,931 and
   $2,988 at April 2, 2000 and January 2, 2000, respectively...............       59,884          47,476
  Inventories, net.........................................................       31,521          31,696
  Prepaid expenses and other current assets................................        2,785           2,449
  Notes receivable.........................................................           70           7,045
  Prepaid income taxes.....................................................        2,943              --
  Deferred tax assets......................................................        5,888           5,888
                                                                                --------        --------
     Total current assets..................................................      186,886         171,225

Property and equipment.....................................................       48,742          45,286
Less accumulated depreciation and amortization.............................      (14,330)        (12,354)
                                                                                --------        --------
  Net property and equipment...............................................       34,412          32,932
                                                                                --------        --------
Intangible assets, net.....................................................       13,452          14,344
Deferred tax assets........................................................        4,507           4,507
Other non-current assets...................................................        2,399              30
                                                                                --------        --------
TOTAL ASSETS...............................................................     $241,656        $223,038
                                                                                ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable.........................................................     $ 28,472        $ 30,128
  Accrued expenses and other liabilities...................................       17,889          19,399
  Current portion of long-term debt........................................           46             125
  Income taxes payable.....................................................           --           3,007
                                                                                --------        --------
     Total current liabilities.............................................       46,407          52,659

Long-term debt, net of current portion.....................................           50              --
Other non-current liabilities..............................................          628             600
                                                                                --------        --------
     Total liabilities.....................................................       47,085          53,259
                                                                                --------        --------
Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
    Outstanding............................................................           --              --
  Common Stock, $.0001 par value, 40,000 shares authorized, 20,391 shares issued and outstanding at April 2, 2000 and 20,163 shares issued and
    outstanding at January 2, 2000.........................................      135,251         120,785
  Retained earnings........................................................       59,320          48,994
                                                                                --------        --------
     Total shareholders' equity............................................      194,571         169,779
                                                                                --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $241,656        $223,038
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

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                          Three Months Ended
                                                      --------------------------
                                                        April 2,      April 4,
                                                          2000          1999
                                                      ------------  ------------
Net sales............................................   $103,854       $56,024
Cost of sales........................................     71,397        41,010
                                                        --------       -------
Gross profit.........................................     32,457        15,014
Operating expenses:
  Sales and marketing................................      5,065         3,578
  Research and development...........................      9,008         5,295
  General and administrative.........................      3,585         2,691
                                                        --------       -------
Total operating expenses.............................     17,658        11,564

Operating income.....................................     14,799         3,450
Other income (expense), net..........................      1,210          (219)
                                                        --------       -------

Income before income taxes...........................     16,009         3,231
Provision for income taxes...........................      5,683         1,179
                                                        --------       -------

Net income...........................................   $ 10,326       $ 2,052
                                                        ========       =======
Basic earnings per share.............................   $   0.51       $  0.11
                                                        ========       =======
Diluted earnings per share...........................   $   0.48       $  0.11
                                                        ========       =======
Basic weighted average common shares.................     20,312        18,005
                                                        ========       =======
Diluted weighted average common shares...............     21,428        18,584
                                                        ========       =======

  The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                        Three Months Ended
                                                                               ----------------------------------
                                                                                  April 2,            April 4,
                                                                                     2000               1999
                                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................          $ 10,326           $  2,052
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................................             3,401              2,175
    Change in provision for doubtful accounts...............................               943                 --
    Change in provision for inventory reserves..............................             1,704                200
    Compensation costs related to stock options.............................                22                  8
    Loss on disposal of property, plant and equipment.......................                57                 --
  Changes in current assets and liabilities:
    Accounts receivable.....................................................           (13,351)             1,233
    Inventories.............................................................            (1,529)            (2,198)
    Prepaid expenses and other current assets...............................              (336)                70
    Prepaid income taxes....................................................            (2,943)                --
    Accounts payable........................................................            (1,656)             2,691
    Accrued expenses and other liabilities..................................            (1,510)              (470)
    Income taxes payable....................................................             7,701                973
  Other non-current assets..................................................            (2,369)               175
  Other non-current liabilities.............................................                28                 32
                                                                               ---------------    ---------------
      Net cash provided by operating activities.............................               488              6,941

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................................            (3,984)            (1,602)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payment received on notes receivable......................................             6,975                 --
  Principal payments on long-term debt......................................               (89)           (23,625)
  Issuance of Common Stock..................................................               654             58,129
  Proceeds from exercise of stock options...................................             3,080                858
                                                                               ---------------    ---------------
      Net cash provided by financing activities.............................            10,620             35,362
                                                                               ---------------    ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................................             7,124             40,701
CASH AND CASH EQUIVALENTS, beginning of period..............................            76,671             13,307
                                                                               ---------------    ---------------
CASH AND CASH EQUIVALENTS, end of period....................................          $ 83,795           $ 54,008
                                                                               ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest................................................................          $      9           $    936
                                                                               ===============    ===============
    Income taxes............................................................          $    925           $    258
                                                                               ===============    ===============

NON CASH ITEMS:
    Tax benefit related to stock option exercises...........................          $ 10,492           $  1,529
                                                                               ===============    ===============
    Tax benefit related to issuance of Common Stock under the Employee
     Stock Purchase Plan....................................................
                                                                                      $    216           $     81
                                                                               ===============    ===============
  Acquisition of property and equipment through capital leases..............          $     60           $   --
                                                                               ===============    ===============

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
             (in thousands except for share and per share amounts)
                                 April 2, 2000


Basis of Presentation

  The accompanying consolidated financial statements have been prepared by Powerwave Technologies, Inc. ("Powerwave" or the "Company") without audit (except for balance sheet information as of January 2, 2000) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. The accounting policies followed by the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

  The results of operations for the three months ended April 2, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2000 (fiscal year 2000). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

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

  The following details the calculation of basic and diluted earnings per share:


                                                                   April 2,                    April 4,
                                                                     2000                        1999
                                                               ----------------            ----------------
                                                                (In thousands except for per share amounts)
  Basic:....................................................
    Basic weighted average common shares....................             20,312                      18,005
    Net income..............................................            $10,326                     $ 2,052
                                                                        -------                     -------
    Basic earnings per share................................            $  0.51                     $  0.11
                                                                        =======                     =======

  Diluted:
    Basic weighted average common shares....................             20,312                      18,005
    Potential common shares.................................              1,116                         579
                                                                        -------                     -------
    Diluted weighted average common shares..................             21,428                      18,584
    Net income..............................................            $10,326                     $ 2,052
                                                                        -------                     -------
    Diluted earnings per share..............................            $  0.48                     $  0.11
                                                                        =======                     =======


New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which the Company is required to adopt effective in its fiscal year 2001. SFAS No. 133 will require the Company to record all derivatives on the balance sheet at fair value. The Company does not currently engage in foreign currency or interest rate hedging activities and will continue to evaluate the effect of adopting SFAS No. 133. The Company will adopt SFAS No. 133 in its fiscal year 2001.

Segment Information

  Utilizing the management approach, the Company has broken down its business based upon the RF frequency in megahertz ("MHz"), in which the product is utilized in, i.e., 800 to 1000 MHz ("Cellular"), 1800 to 2000 MHz ("PCS"), 400 to 450 MHz ("LMR") and over 2000 MHz ("Other"). We do not allocate operating expenses to these segments, nor do we allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit (loss).

                                                       Business Segments
                                                       -----------------
                                                         (in thousands)

                                      Cellular     PCS         LMR         Other     Total
                                     ---------   -------   -----------   ---------  --------
Three months ended April 2, 2000
Net sales.........................     $75,586   $28,268   $      --     $     --   $103,854
Cost of sales.....................     $48,824    22,573          --           --     71,397
                                       -------   -------   ----------    ---------  --------
Gross profit......................     $26,762   $ 5,695   $      --     $     --   $ 32,457
                                       =======   =======   ==========    =========  ========

Three months ended April 4, 1999
Net sales.........................     $38,953   $16,802        $ 269    $     --   $ 56,024
Cost of sales.....................      27,933    12,134          943          --     41,010
                                       -------   -------   ----------    ---------  --------
Gross profit (loss)...............     $11,020   $ 4,668        $(674)   $     --   $ 15,014
                                       =======   =======   ==========    =========  ========

  The following schedule presents an analysis of Powerwave's net sales based upon the geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to South Korea and all locations in Asia. Europe and other International sales include sales to Europe and all other foreign countries. Shipments to Canada were $24.3 million and $24.0 million for the quarters ended April 2, 2000 and April 4, 1999, respectively. Shipments to Mexico were $2.6 million and $0.0 million for the quarters ended April 2, 2000 and April 4, 1999, respectively. For the quarters ended April 2, 2000 and April 4, 1999, shipments to South Korea were $7.8 million and $9.8 million, respectively.


                                   North             Europe and Other
                                 American    Asia     International       Total
                                 --------   ------    -------------     --------
   Sales for the three months
    ended April 2, 2000.......   $81,678    $7,831        $14,345       $103,854
   Sales for the three months
    ended April 4, 1999.......   $39,294    $9,837        $ 6,893       $ 56,024

  Total accounts receivable as of April 2, 2000, include 76% from United States based customers, 15% from customers located in France and 5% from customers located in South Korea.

  The majority of the Company's assets are located in the United States.

  The Company's product sales have historically been concentrated in a small number of customers. During the quarter ended April 2, 2000 sales to five customers totaled $84.5 million, or approximately 81% of sales. For the quarter ended April 4, 1999 sales to four customers totaled $48.3 million, or approximately 86% of sales.

Stock Option Plans

  The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, and the 1996 Director Stock Option Plan, for the three months ended April 2, 2000:

                                                                           Number of       Number of
                                                                            Options         Options
                                                                          Exercisable    Available for
                                     Number of           Price per           as of        Grant as of
                                       Shares             Share          April 2, 2000   April 2, 2000
                                     ----------   -------------------    -------------   -------------
     Balance at January 2, 2000      2,487,851         $ 2.47-$ 76.94
      Granted                          269,300         $46.25-$158.94
      Exercised                       (326,218)        $ 2.47-$ 31.75
      Cancelled                        (13,152)        $ 4.00-$ 99.94
                                     ---------
     Balance at April 2, 2000        2,417,781         $ 2.47-$158.94        436,579         710,977
                                     =========                               =======         =======

  During the quarters ended April 2, 2000 and April 4, 1999, the Company recorded compensation expense related to stock options of approximately $22 and $8, respectively. The remaining unamortized compensation expense as of April 2, 2000 was approximately $212 and will be amortized through September 2003.

Employee Stock Purchase Plan

  The sixth offering under the Powerwave's Employee Stock Purchase Plan (the "Purchase Plan") concluded on January 31, 2000, with 21,537 shares of the Company's Common Stock purchased under the Purchase Plan at a price per share of $30.38. At April 2, 2000 there were rights to purchase approximately 5,100 shares of Common Stock outstanding under the Purchase Plan's seventh offering, which will conclude on July 31, 2000.

The HP Acquisition

  On October 9, 1998, Powerwave completed the purchase of Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California and its production equipment and manufacturing lines located in Malaysia, for a total purchase price of approximately $65.9 million (the "HP Acquisition"). Approximately $57.4 million of the total purchase price was paid to HP in cash, approximately $1.1 million was in acquisition costs and the balance related to assumed liabilities. This business was part of HP's Wireless Infrastructure Division and was focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and wireless local loop ("WLL"). Since the acquisition date, we have transferred both the Folsom and Malaysian production equipment and manufacturing lines to our Irvine, California facility. We have sold the Folsom facility and have established a new research and development facility in El Dorado Hills, California.

  The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's consolidated financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. We estimated that these projects were approximately 75% complete at the date of the acquisition in October 1998 and estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. We discontinued further development on the single carrier CDMA project as of January 2, 2000. We incurred approximately $0.4 million of research and development expenses related to the remaining two projects during the first quarter of 2000, and since the date of the acquisition have incurred a total of $2.2 million of research and development expenses related to all three projects. As of April 2, 2000, we believe that the remaining development projects are approximately 95% complete. For more information on the HP Acquisition, please refer to Note 17 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

Subsequent Event

  On April 26, 2000, Powerwave's shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 135,000,000 and effect a three-for-one stock split of Powerwave's Common Stock. The effective date of the three-for-one stock split is May 15, 2000. Powerwave's Common Stock will begin trading at its split-adjusted price on the Nasdaq market on May 16, 2000. Share and per share amounts included in this Form 10-Q do not reflect the effect of the amendment to the Company's Amended and Restated Certificate of Incorporation.

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

Results of Operations

  The following table summarizes our results of operations as a percentage of net sales for the three months ended April 2, 2000 and April 4, 1999.

                                      As a Percentage of Net Sales
                                           Three Months Ended
                                     ------------------------------
                                         April 2,        April 4,
                                            2000            1999
                                           -----           -----
Net sales                                  100.0%          100.0%
Cost of sales                               68.8            73.2
                                           -----           -----
Gross profit                                31.2            26.8
Operating expenses:
     Sales and marketing                     4.9             6.4
     Research and development                8.7             9.4
     General and administrative              3.4             4.8
                                           -----           -----
Total operating expenses                    17.0            20.6
                                           -----           -----

Operating income                            14.2             6.2
Other income (expense), net                  1.2            (0.4)
                                           -----           -----

Income before income taxes                  15.4             5.8
Provision for income taxes                   5.5             2.1
                                           -----           -----

Net income                                   9.9%            3.7%
                                           =====           =====

Three months ended April 2, 2000 and April 4, 1999

Net Sales

  Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 85.4% to $103.9 million for the quarter ended April 2, 2000 from $56.0 million for the quarter ended April 4, 1999. The growth in revenue was due to increased sales of our cellular and PCS products. For the quarter ended April 2, 2000, total sales of cellular products (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 73% of revenues or $75.6 million, compared to approximately 70% of revenues or $39.0 million for the quarter ended April 4, 1999. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 27% of revenues or $28.3 million for the first quarter of 2000, compared to approximately 30% or $16.8 million for the first quarter in 1998. Sales of Land Mobile Radio ("LMR") amplifiers accounted for no revenues for the quarter ended April 2, 2000, compared to approximately 0.5% of revenues or $0.3 million for the quarter ended April 4, 1999. The reduction of sales of LMR products is due to both our divestiture of certain LMR products and our strategic decision to no longer focus resources on this area.

  Total international sales (excluding North American sales) accounted for approximately 21% of revenues or $22.2 million for the quarter ended April 2, 2000, compared with approximately 30% or $16.7 million for the quarter ended April 4, 1999. Total Asian sales (which predominately includes sales to South Korea) decreased to $7.8 million for the quarter ended April 2, 2000 from $9.8 million for the quarter ended April 4, 1999. Total Asian sales accounted for approximately 8% of revenues in the first quarter of 2000 compared to approximately 18% of revenues in the first quarter of 1999. We have previously experienced postponement, rescheduling and cancellation of orders from our South Korean customers which we believe was due to the economic crisis in South Korea, and Asia in general, which reduced South Korean wireless service operators' demand for our products. We are unable to predict the level of future demand from our Asian customers and whether order fluctuations, including cancellations, will continue to be experienced from our customers in Asia or any other areas that have or may have economic and/or financial crisis. In addition, fluctuations in customers' demand can lead to postponement, rescheduling and cancellation of orders. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market: --There are Many Risks Associated With International Operations; and -- We Previously Have Had a Reliance Upon the South Korean Market."

  For the first quarter ended April 2, 2000, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 41% of revenues and sales to LM Ericsson Telephone Company ("Ericsson") accounted for over 10% of the revenues for the quarter. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent Technologies, Inc. ("Lucent") and Nortel, is dependent upon the development schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to
alternative suppliers.   Such factors include lower perceived internal
manufacturing costs and competitive reasons to remain vertically integrated.
Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations could significantly reduce our revenues and/or operating income which could harm our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the first quarter of fiscal 2000 and 1999 were 31.2% and 26.8%, respectively. The increase in gross margins during the first quarter of 2000 as compared to the first quarter of 1999 was primarily due to the final closure of the acquired Folsom manufacturing facility in the fourth quarter of 1999 and the resulting improvements in manufacturing operating cost. In addition, the first quarter of fiscal 2000 saw improved manufacturing efficiency in labor and overhead costs, as the manufacturing workforce which significantly increased during 1999, gained more experience. Also during the first quarter of 2000, sales of multi-carrier RF power amplifier products accounted for a greater percentage of product sales when compared to the first quarter of 1999. Our single carrier RF power amplifier products have traditionally carried lower margins than our multi-carrier RF power amplifier products. While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability may be adversely affected. For a discussion of the effects of declining average sales prices on our business, see "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining."

  As part of the HP Acquisition, we completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in our financial statements for the fiscal year ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and are included in cost of sales. For both the quarter ended April 2, 2000 and the quarter ended April 4, 1999, approximately $0.6 million was amortized and included in cost of sales. As an additional part of the HP Acquisition, we assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the first quarter ended April 2, 2000, and the first quarter ended April 4, 1999 we incurred warranty expenses of approximately $0.2 million and $0.1 million, respectively, which were offset against specific liabilities assumed in the acquisition. For more information concerning the purchase price allocation associated with the HP Acquisition, see
Note 17 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

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

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 42% to $5.1 million for the quarter ended April 2, 2000 from $3.6 million for the quarter ended April 4, 1999. As a percentage of sales, sales and marketing expenses were 4.9% and 6.4% for the quarters ended April 2, 2000 and April 4, 1999, respectively. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales.

  Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, WLL products and next generation "3G" products. Research and development expenses increased by 70% to $9.0 million for the quarter ended April 2, 2000 from $5.3 million for the quarter ended April 4, 1999. Research and development expenses as a percentage of sales for the quarters ended April 2, 2000 and April 4, 1999 were 8.7% and 9.4%, respectively. The actual increase in research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts. We anticipate that we will continue operating at a higher expense level for research and development because we intend to continue to emphasize investment in research and development programs in future periods and continue to pursue several existing programs acquired as part of the HP Acquisition.

  As part of the HP Acquisition, we acquired new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but such projects had not yet established technological feasibility and no future alternative use was identified at the time of the acquisition. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. We estimated that these projects were approximately 75% complete at the date of the acquisition in October 1998 and estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. We discontinued further development on the single carrier CDMA project as of January 2, 2000. We incurred approximately $0.4 million of research and development expenses related to the remaining two projects during the first quarter of 2000, and since the date of the acquisition have incurred a total of $2.2 million of research and development expenses related to all three projects. As of April 2, 2000, we believe that the remaining development projects are approximately 95% complete.

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

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 33% to $3.6 million for the quarter ended April 2, 2000, from $2.7 million for the quarter ended April 4, 1999. General and administrative expenses as a percentage of sales were 3.4% and 4.8%, respectively. The increase in general and administrative expenses in absolute dollars is primarily attributable to increased staffing costs associated with supporting our increased revenues and personnel. As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on our balance sheet. Approximately $0.1 million of goodwill amortization expense has been included in general and administrative expenses for both the quarter ended April 2, 2000 and the quarter ended April 4, 1999.

  As part of the purchase price allocation associated with the HP Acquisition, we recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility, which was completed by December 1999. During the first quarter ended April 2, 2000, we paid approximately $0.1 million related to these moving and relocation costs. As of April 2, 2000, no amounts remain of this liability.

Other Income (Expense)

  We earned $1.2 million of other income, net, during the first quarter of 2000 compared to $0.2 million of other expense, net, incurred in the first quarter of 1999. Other income consists primarily of interest income, net of any interest expense. As part of the HP Acquisition, we borrowed $25.0 million under a secured credit facility in October 1998. During the first quarter of 1999, we had interest expense of approximately $0.6 million related primarily to this debt incurred to fund the HP Acquisition. We repaid this credit facility in full in March 1999 with the proceeds from the sale of shares of our Common Stock in March 1999.

Provision for Income Taxes

  Our effective tax rate was 35.5% and 36.5% for the quarters ended April 2, 2000 and April 4, 1999, respectively. The decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.


Liquidity and Capital Resources

  We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of April 2, 2000, we had working capital of $140.5 million, including $83.8 million in cash and cash equivalents as compared with working capital of $118.6 million at January 2, 2000, which included $76.7 million in cash and cash equivalents.

  Net accounts receivable increased to $59.9 million at April 2, 2000 from $47.5 million at January 2, 2000, primarily due to increased sales volume during the first quarter of 2000 as compared to the fourth quarter of 1999. Net inventory decreased slightly to $31.5 million at April 2, 2000 from $31.7 million at January 2, 2000. Cash provided by operating activities was approximately $0.5 million for the three months ended April 2, 2000, compared with $6.9 million
for the three months ended April 4, 1999.   The decrease in cash flow from
operating activities is primarily due to the increase in net accounts receivable, which offset the increase in net income.

     Capital expenditures were approximately $4.0 million and $1.6 million for the first three months of 2000 and 1999, respectively. The majority of the capital spending during both periods represents spending on electronic test equipment utilized in our manufacturing and research and development areas.

     As part of the HP Acquisition, we acquired HP's manufacturing and research and development facility in Folsom, California. Of the purchase price, a total net value of $8.1 million was allocated to land, land improvements and buildings. On July 15, 1999, we sold the Folsom facility for approximately $8.4 million. We received approximately $0.925 million in cash (before expenses) and an interest free note for $7.475 million due December 31, 1999. The note was secured by the land, land improvements and building. In exchange for the interest free note, the buyer entered into a rent-free lease with us of the Folsom facility through December 31, 1999. In December 1999, the note receivable on the Folsom facility was amended to extend the maturity date to January 27, 2000 and to apply an annual interest rate of 8% beginning December 31, 1999. The buyer of the Folsom facility made an additional principal payment of $500,000 on December 30, 1999, and prepaid the future interest due on the note. The remaining principal balance of $6.975 million was paid on January 27, 2000.

     Net cash provided by financing activities was approximately $10.6 million for the first quarter of 2000 compared with $35.4 million of cash provided by financing activities for the first quarter of 1999. During the first quarter of 1999, we received net proceeds of approximately $57.8 million from a public offering of 2.3 million shares of our Common Stock. We utilized approximately $22.8 million of these proceeds to retire bank debt associated to the HP Acquisition.

     We had cash and cash equivalents of $83.8 million at April 2, 2000, compared with $76.7 million at January 3, 1999. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

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


Disclosure About Foreign Currency Risk

     A significant portion of our revenues have been derived from international sources, with our international customers accounting for approximately 33% of our fiscal 1999 revenues and 41% fiscal 1998 revenues. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

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


A Significant Amount of Our Revenues Comes from a Few Customers

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as, Ericsson, Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC"), Lucent, Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung Electronics Co. Ltd. ("Samsung"), as well as major operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless"), BellSouth Cellular Corp. ("Bellsouth") and GTE Wireless Services Corporation ("GTE Wireless").

     Our dependence on a small number of major customers exposes us to numerous risks, including:

     . slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;
     .  changes in customer forecasts and demand;
     . customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and
     . direct competition should a customer decide to manufacture RF power amplifiers internally or procure RF power amplifiers from a competitor.

     For the three months ended April 2, 2000, our largest customer was Nortel, which accounted for approximately 41% of our net sales. For fiscal 1999, a total of five customers accounted for approximately 80% of our total revenue. The loss of any of our customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. The risks related to our customer concentration were magnified in 1998 due to certain of our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. For the first quarter of 2000, our South Korean customers including Hyundai, LGIC and Samsung, accounted for $7.8 million, or approximately 8% of our total net sales. During 1999 our South Korean customers accounted for approximately 21% of our total net sales or $62.2 million.

     We believe that continued purchases of our products by OEMs depends upon many factors, including the OEMs' view of utilizing third party suppliers of RF power amplifiers and their current view of wireless infrastructure deployments and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following such factors:

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

     In addition, while we periodically receive order forecasts from our major customers, such customers have no binding obligation to purchase the forecasted amounts. See "--A Significant Amount of Our Revenues Comes From a Few Customers." Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have in the past adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be harmed in the future.

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

     Due to these factors, we believe that our past results are not reliable indicators of our future performance. Current operating profitability may fall, and future revenues and operating results may not meet the expectations of public market analysts and investors. In either case, the price of our Common Stock could significantly decline. See "--Our Stock Price Has Been and May Continue to Be Volatile."

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

     We anticipate that single carrier RF power amplifier products will continue to account for a large portion of our net sales going forward. Sales of single carrier RF power amplifiers have been subject to intense price competition and carry lower gross profit margins than multi-carrier RF power amplifier products. If we cannot reduce manufacturing costs on our single carrier RF power amplifiers and such RF power amplifiers account for an increased percentage of net sales, our overall gross profit margins will fall.

  Our Failure to Manage Future Growth Could Have Adverse Effects

     Our ability to compete effectively and manage future growth depends on our ability to:

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

  There are Many Risks Associated With International Operations

     For the first three months of 2000, international revenues (excluding North American sales) accounted for approximately 21% of our total net sales. For fiscal years 1999, 1998 and 1997, international revenues (excluding North American sales) accounted for approximately 33%, 41% and 84% respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

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

  We Previously Have Had a Reliance Upon the South Korean Market

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

     The build-out of the South Korean digital cellular networks began in 1995 with two independent service providers offering digital CDMA service beginning in 1996. In contrast, the build-out of the South Korean PCS networks began in the first quarter of 1997 with four service providers. We provided multi-carrier cellular RF power amplifiers starting from the initial stages of the digital cellular network buildout in South Korea. During 1997, we began shipping, in volume, PCS single carrier RF power amplifiers for use in the new PCS networks being built in South Korea. Sales to our South Korean customers for the South Korean PCS networks represented substantially all of our PCS sales during fiscal 1997 and approximately 86% of our PCS sales for the first nine months of fiscal 1998. Since 1998, our South Korean PCS Sales have significantly declined while our non-South Korean PCS sales have significantly increased.

     The delay, postponement and cancellation of the build-out of the South Korean digital wireless networks which occurred during 1998, did have an adverse effect on our revenues and results of operations during fiscal 1998. The economic and financial crisis in Asia and South Korea caused a reduction in the value of the South Korean Won when compared to the U.S. dollar. This reduction in purchasing value caused a reduction in South Korean wireless service operators' demand for our products. Our South Korean customers pay for products with U.S. dollars. As such, the strengthening of the U.S. dollar as compared to the South Korean Won during 1998, increased the effective cost of our products by at times as much as 100% or more for our South Korean customers. The resulting significant increase in the local currency cost of such products made them less attractive to our customers. Additionally, due to the economic problems the South Korean banking network faced in 1998, it became more difficult for local operating companies to raise additional financing to support the increased costs of their infrastructure buildout. These types of economic problems experienced in Asia have also been encountered in other areas of the world where we operate, such as Brazil in South America.

     Due to the numerous factors involved, we are unable to predict when, if ever, these networks will be completed pursuant to the South Korean wireless network operators' original build-out projections. In addition, we are unable to predict what levels such sales will be in fiscal 2000.

     Hyundai, LGIC and Samsung have also been marketing wireless infrastructure equipment for installation in networks outside of the South Korean market. We cannot predict whether such customers will be successful in obtaining new business outside of South Korea or that, if successful, they will continue to purchase RF power amplifiers from us. Any further significant decrease in our sales of RF power amplifiers to these customers, without an offsetting increase in sales to other customers, could harm our business, results of operations and financial condition.

  We Depend on Single Sources for Key Components

     A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single sources. We have experienced, and expect to continue to experience, shortages of single-sourced components. Shortages have compelled us to adjust our product designs and production schedules. If single-sourced components become unavailable in sufficient quantities or available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and "retune" our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced components could expose us to quality control issues if such suppliers experienced a failure in their production process. A failure in a single-sourced component could force us to repair or replace a product utilizing replacement components. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we could not obtain comparable replacements or effectively retune or redesign our products, our business, results of operations and financial condition could be harmed.

     The RF power amplifier business which we acquired in the HP Acquisition utilized certain custom components manufactured by HP for certain products. We had a one-year supply commitment from HP for these components which has expired and we have begun sourcing certain components from new suppliers, as well as we have redesigned products to no longer utilize such components. If we were requested to produce a large quantity of products which utilized such custom components, our ability to produce such older products is limited.

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

  Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

     We rely upon trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We hold a total of three U.S. Patents for various aspects of our technology. In addition, we have applied for several additional U.S. and international patents for various aspects of our proprietary technology. These efforts allow us to rely upon the knowledge and experience of our management and technical personnel, to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

  Actual or Alleged Defects in Our Products May Create Liability to Those Claiming Injury

     Any of the following could have a material adverse effect on our business, financial condition and results of operations:

     . if systems or devices relying on or incorporating our products are determined or alleged to create a health risk, causing us to be named as a defendant, and held liable, in a product liability lawsuit;
     . if systems or devices relying on or incorporating our products are determined to be defective or malfunction and cause loss of service or property damage and such malfunction is determined to be caused by our products, we could be held liable in a property liability lawsuit;
     . delays or prohibitions on the installation of wireless communications networks due to alleged health or environmental risks; and
     . our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability lawsuits.

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

  Risk of Litigation

     We are subject to various legal proceedings from time to time as part of our business. In July 1998, lawsuits were filed by certain of our stockholders against us and certain of our present and former directors and officers. These lawsuits were consolidated and an amended complaint was filed in December 1998. The stockholders bringing this lawsuit seek to represent a class consisting of all persons who purchased our Common Stock between June 4, 1997 and January 16, 1998. The lawsuit alleges, among other things, that we (and certain of our present and former officers and directors) violated federal securities laws by making misrepresentations designed to artificially inflate our stock price and allow certain individuals to sell their Common Stock at artificially inflated prices. The parties have reached an agreement in principle to settle the lawsuit entirely within the limits of the Company's first layer insurance policy coverage. We and our directors and officers have denied and continue to deny each and all of the plaintiffs' allegations in the lawsuit, and the settlement agreement will expressly provide that the settlement is not in any manner to be construed as an admission of wrongdoing. The written settlement is being negotiated by the parties, and will be subject to approval by the Court. Until such Court reviews and approval is obtained, we cannot assume that these matters are resolved. Therefore, at this time, the final outcome of these proceedings is not determinable.

     In September 1999, a lawsuit was filed against us by a former customer. The lawsuit alleges, among other things, that we sold defective LMR products to this customer from 1994 to 1998. The lawsuit seeks direct damages in the amount of $1.6 million as well as unspecified punitive damages. We deny these allegations of wrongdoing and intend to vigorously defend against the claims made in this lawsuit. The lawsuit is currently in the document discovery stage and a trial date has been set for September 2000. At this time the outcome of the proceedings is not determinable.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at April 2, 2000.

     We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies, such as hedging, to help manage the risks. At the present time, we do not have any hedging programs in place and we are not trading in any financial or derivative instruments.

     We currently do not have any material debt, so we do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

     Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our "Disclosure About Foreign Currency Risk" in this Form 10-Q for a more detailed description of the various risks involved in our international sales.

     We require significant quantities of RF transistors or semiconductors, and various metals for use in the manufacture of our products. We therefore are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements so if we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In such an event, our business, results of operations and financial condition could be adversely affected.

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

                                             POWERWAVE TECHNOLOGIES, INC.


Date:    May 5, 2000                     By: /s/    Kevin T. Michaels
     -------------------                 ---------------------------------------
                                                    Kevin T. Michaels
                                         Senior Vice President, Finance and
                                         Chief Financial Officer