Form 10-Q
period 2000-07-02
POWERWAVE TECHNOLOGIES INC
filed 2000-08-15
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 2, 2000

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ____________ to ______________


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


                              __________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]    NO [_]


     As of August 9, 2000 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 61,537,443.

================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                          Page
                                                                          ----

Part I. Financial Information

        Item 1.  Financial Statements

                 Consolidated Balance Sheets at July 2, 2000
                  (Unaudited) and January 2, 2000                          3

                 Consolidated Statements of Income (Unaudited)
                  for the three and six months ended July 2, 2000
                  and July 4, 1999                                         4

                 Consolidated Statements of Comprehensive Income
                  (Unaudited) for the three and six months ended
                  July 2, 2000 and July 4, 1999                            5

                 Consolidated Statements of Cash Flows (Unaudited) for
                  the six months ended July 2, 2000 and July 4, 1999       6

                 Notes to Consolidated Financial Statements (Unaudited)    7-11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12-30

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       31

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders              32

Item 6.  Exhibits and Reports on Form 8-K                                 32-33

Signatures                                                                34

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue and demand trends, future expense levels, trends in average selling prices and the timing for the Company's facilities consolidation. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to, the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 12-30. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                       July 2,              January 2,
                                                                                         2000                  2000
                                                                                     ------------           ----------
ASSETS                                                                               (Unaudited)

Current Assets:
  Cash and cash equivalents.......................................................       $ 68,710              $ 76,671
  Accounts receivable, net of allowance for doubtful accounts of  $3,606 and
   $2,988 at July 2, 2000 and January 2, 2000, respectively.......................         62,938                47,476
  Inventories, net................................................................         39,296                31,696
  Prepaid expenses and other current assets.......................................          4,374                 2,449
  Notes receivable................................................................             25                 7,045
  Prepaid income taxes............................................................          5,050                    --
  Deferred tax assets.............................................................          5,325                 5,888
                                                                                         --------              --------
     Total current assets.........................................................        185,718               171,225

Property, plant and equipment.....................................................         75,853                45,286
Less accumulated depreciation and amortization....................................        (18,334)              (12,354)
                                                                                         --------              --------
  Net property, plant and equipment...............................................         57,519                32,932
                                                                                         --------              --------

Land..............................................................................         14,838                    --
Intangible assets, net............................................................         12,560                14,344
Deferred tax assets...............................................................          4,507                 4,507
Other non-current assets, net.....................................................          2,284                    30
                                                                                         --------              --------
TOTAL ASSETS......................................................................       $277,426              $223,038
                                                                                         ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable................................................................       $ 38,197              $ 30,128
  Accrued expenses and other liabilities..........................................         22,117                19,399
  Current portion of long-term debt...............................................             11                   125
  Income taxes payable............................................................             --                 3,007
                                                                                         --------              --------
     Total current liabilities....................................................         60,325                52,659

Long-term debt, net of current portion............................................             47                    --
Other non-current liabilities.....................................................            497                   600
                                                                                         --------              --------
     Total liabilities............................................................         60,869                53,259
                                                                                         --------              --------

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
    outstanding...................................................................             --                    --
  Common Stock, $.0001 par value, 135,000 shares authorized, 61,457 shares issued and outstanding at July 2, 2000 and 60,489 shares
    issued and outstanding at January 2, 2000.....................................        145,040               120,785
  Accumulated other comprehensive income..........................................            809                    --
  Retained earnings...............................................................         70,708                48,994
                                                                                         --------              --------
     Total shareholders' equity...................................................        216,557               169,779
                                                                                         --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................       $277,426              $223,038
                                                                                         ========              ========

   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)


                                                       Three Months Ended                          Six Months Ended
                                                    --------------------------                 --------------------------
                                                    July 2,           July 4,                  July 2,           July 4,
                                                      2000              1999                     2000              1999
                                                    --------------------------                 --------------------------
Net sales.................................          $110,458           $68,493                 $214,312          $124,517
Cost of sales.............................            74,504            50,353                  145,901            91,363
                                                    --------           -------                 --------          --------
Gross profit..............................            35,954            18,140                   68,411            33,154
Operating expenses:
  Sales and marketing.....................             5,382             3,411                   10,447             6,989
  Research and development................            10,627             6,376                   19,635            11,671
  General and administrative..............             3,622             2,654                    7,207             5,345
                                                    --------           -------                 --------          --------
Total operating expenses..................            19,631            12,441                   37,289            24,005
                                                    --------           -------                 --------          --------

Operating income..........................            16,323             5,699                   31,122             9,149
Other income, net.........................             1,332               919                    2,542               700
                                                    --------           -------                 --------          --------

Income before income taxes................            17,655             6,618                   33,664             9,849
Provision for income taxes................             6,267             2,416                   11,950             3,595
                                                    --------           -------                 --------          --------

Net income................................          $ 11,388           $ 4,202                 $ 21,714          $  6,254
                                                    ========           =======                 ========          ========

Basic earnings per share..................          $   0.19           $  0.07                 $   0.36          $   0.11
                                                    ========           =======                 ========          ========
Diluted earnings per share................          $   0.18           $  0.07                 $   0.34          $   0.11
                                                    ========           =======                 ========          ========
Basic weighted average common shares......            61,332            59,600                   61,134            56,807
                                                    ========           =======                 ========          ========
Diluted weighted average common shares....            64,784            61,499                   64,534            58,625
                                                    ========           =======                 ========          ========

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)


                                                Three Months Ended       Six Months Ended
                                               --------------------      ----------------
                                               July 2,      July 4,      July 2,  July 4,
                                                2000         1999         2000     1999
                                               -------      -------      -------  -------

Net income................................     $11,388       $4,202      $21,714   $6,254
                                               -------       ------      -------   ------
Other comprehensive income, net of tax:
  Unrealized gains on available for sale
   securities, restricted.................         809           --          809       --
                                               -------       ------      -------   ------
Other comprehensive income................         809           --          809       --
                                               -------       ------      -------   ------
Comprehensive income......................     $12,197       $4,202      $22,523   $6,254
                                               =======       ======      =======   ======

   The accompanying notes are an integral part of these financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                                                Six Months Ended
                                                                                 --------------------------------------------
                                                                                        July 2,                    July 4,
                                                                                         2000                       1999
                                                                                 -------------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................           $ 21,714                 $  6,254
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization................................................              8,483                    4,513
    Change in provision for doubtful accounts....................................                618                      150
    Change in provision for inventory reserves...................................              2,363                       --
    Compensation costs related to stock options..................................                 45                       18
    Loss on disposal of property, plant and equipment............................                 71                       --
  Changes in current assets and liabilities:
    Accounts receivable..........................................................            (16,080)                 (10,481)
    Inventories..................................................................             (9,963)                   8,335
    Prepaid expenses and other current assets....................................               (554)                    (407)
    Income taxes.................................................................             11,002                    3,370
    Accounts payable.............................................................              8,069                     (204)
    Accrued expenses and other liabilities.......................................              2,718                      937
  Other non-current assets.......................................................             (2,704)                     479
  Other non-current liabilities..................................................               (103)                      65
                                                                                            --------                 --------
      Net cash provided by operating activities..................................             25,679                   13,029

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment......................................            (30,844)                  (5,505)
  Purchase of land...............................................................            (14,838)                      --
  Redemption of long-term investments............................................                 --                    2,500
                                                                                            --------                 --------
      Net cash used in investing activities......................................            (45,682)                  (3,005)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payment received on notes receivable...........................................              7,020                       --
  Principal payments on long-term debt...........................................               (128)                 (23,757)
  Issuance of Common Stock.......................................................                654                   58,129
  Proceeds from exercise of stock options........................................              4,496                    1,538
                                                                                            --------                 --------
      Net cash provided by financing activities..................................             12,042                   35,910
                                                                                            --------                 --------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS............................             (7,961)                  45,934
CASH AND CASH EQUIVALENTS, beginning of period...................................             76,671                   13,307
                                                                                            --------                 --------
CASH AND CASH EQUIVALENTS, end of period.........................................           $ 68,710                 $ 59,241
                                                                                            ========                 ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest.....................................................................           $     12                 $    963
                                                                                            ========                 ========
    Income taxes.................................................................           $    949                 $    225
                                                                                            ========                 ========
NON CASH ITEMS:
    Tax benefit related to stock option exercises................................           $ 18,827                 $  3,979
                                                                                            ========                 ========
    Tax benefit related to issuance of Common Stock under the Employee Stock
     Purchase Plan...............................................................           $    232                 $    165
                                                                                            ========                 ========
  Acquisition of property and equipment through capital leases...................           $     60                 $     --
                                                                                            ========                 ========
  Unrealized gain on available for sale securities, restricted, net of tax of               $    809                 $     --
   $563..........................................................................           ========                 ========

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
             (in thousands except for share and per share amounts)
                                 July 2, 2000

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

  The results of operations for the three and six months ended July 2, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2000 (fiscal year 2000). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

Stock Split

  On April 26, 2000, Powerwave's shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 135,000,000 and effect a three-for-one stock split of Powerwave's Common Stock. The effective date of the three-for-one stock split was May 15, 2000. All share and per share amounts included in the accompanying consolidated financial statements and footnotes have been restated for all periods presented to reflect the stock split.

  Earnings Per Share

  Effective December 28, 1997, the Company adopted SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method.

  The following details the calculation of basic and diluted earnings per share (share numbers are in thousands):

                                                        Three Months Ended                       Six Months Ended
                                                --------------------------------        -------------------------------
                                                      July 2,         July 4,                 July 2,        July 4,
                                                       2000            1999                    2000           1999
                                                --------------------------------        -------------------------------
  Basic:
    Basic weighted average common shares........      61,332          59,600                  61,134         56,807
    Net income..................................     $11,388         $ 4,202                 $21,714        $ 6,254
                                                     -------         -------                 -------        -------
    Basic earnings per share....................     $  0.19         $  0.07                 $  0.36        $  0.11
                                                     =======         =======                 =======        =======

                                                        Three Months Ended                       Six Months Ended
                                                --------------------------------        -------------------------------
                                                      July 2,         July 4,                 July 2,        July 4,
                                                       2000            1999                    2000           1999
                                                --------------------------------        -------------------------------
  Diluted:
    Basic weighted average common shares........       61,332          59,600                  61,134         56,807
    Potential common shares.....................        3,452           1,899                   3,400          1,818
                                                      -------         -------                 -------        -------
    Diluted weighted average common shares......       64,784          61,499                  64,534         58,625
    Net income..................................      $11,388         $ 4,202                 $21,714        $ 6,254
                                                      -------         -------                 -------        -------
    Diluted earnings per share..................      $  0.18         $  0.07                 $  0.34        $  0.11
                                                      =======         =======                 =======        =======

Comprehensive Income

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the three and six months ended July 2, 2000 the Company had other comprehensive income of $809, all of which is unrealized gains on available for sale securities, net of tax. These securities are restricted under Rule 144 of the Securities and Exchange Act of 1933.

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

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company is required to adopt no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is in the process of determining the effect of adopting SAB No. 101.

Segment Information

  Utilizing the management approach, the Company has broken down its business based upon the RF frequency in megahertz ("MHz"), in which the product is utilized in, i.e., 800 to 1000 MHz ("Cellular"), 1800 to 2000 MHz ("PCS"), 400 to 450 MHz ("LMR") and over 2000 MHz ("Other"). The Company does not allocate operating expenses to these segments, nor does the Company allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit (loss).

                                                                                  Business Segments
                                                                                  -----------------
                                                                                    (in thousands)
                                                            Cellular        PCS           LMR         Other        Total
                                                           ----------   -----------   -----------   ---------   -----------
Three months ended July 2, 2000
Net sales...............................................      $82,446       $28,012   $       --    $      --      $110,458
Cost of sales...........................................      $52,726        21,778           --           --        74,504
                                                             --------       -------   ----------    ---------      --------
Gross profit............................................      $29,720       $ 6,224   $       --    $      --      $ 35,954
                                                              =======       =======   ==========    =========      ========

Three months ended July 4, 1999
Net sales...............................................      $53,459       $14,634   $      400    $      --      $ 68,493
Cost of sales...........................................       36,601        12,585        1,167           --        50,353
                                                             --------       -------   ----------    ---------      --------
Gross profit (loss).....................................      $16,858       $ 2,049   $     (767)   $      --      $ 18,140
                                                              =======       =======   ==========    =========      ========

                                                                                 Business Segments
                                                                                 -----------------
                                                                                   (in thousands)
                                                           Cellular         PCS           LMR         Other        Total
                                                         ------------   -----------   -----------   ---------   -----------
Six months ended July 2, 2000
Net sales.............................................       $158,032       $56,280   $       --    $      --      $214,312
Cost of sales.........................................        101,550        44,351           --           --       145,901
                                                             --------       -------   ----------    ---------      --------
Gross profit..........................................       $ 56,482       $11,929   $       --    $      --      $ 68,411
                                                             ========       =======   ==========    =========      ========

Six months ended July 4, 1999
Net sales.............................................       $ 92,412       $31,436   $      669    $      --      $124,517
Cost of sales.........................................         64,534        24,719        2,110           --        91,363
                                                             --------       -------   ----------    ---------      --------
Gross profit (loss)...................................       $ 27,878       $ 6,717   $   (1,441)   $      --      $ 33,154
                                                             ========       =======   ==========    =========      ========


  The following schedule presents an analysis of Powerwave's net sales based upon the geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to South Korea and all locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Included in North American sales were shipments to Canada of $37.4 million and $24.2 million for the quarters ended July 2, 2000 and July 4, 1999, respectively. Shipments to Canada were $61.7 million and $48.2 million for the six months ended July 2, 2000 and July 4, 1999, respectively. For the quarters ended July 2, 2000 and July 4, 1999, shipments to South Korea were $7.1 million and $11.8 million, respectively. For the six months ended July 2, 2000 and July 4, 1999, shipments to South Korea were $14.9 million and $21.6 million, respectively.

                                                             North                     Europe and Other
                                                           American         Asia         International         Total
                                                           --------         ----         -------------         -----
   Sales for the three months ended July 2, 2000......     $ 92,128         $ 7,080          $11,250           $110,458
   Sales for the three months ended July 4, 1999......     $ 49,040         $11,803          $ 7,650           $ 68,493

   Sales for the six months ended July 2, 2000........     $173,806         $14,911          $25,595           $214,312
   Sales for the six months ended July 4, 1999........     $ 88,334         $21,640          $14,543           $124,517

  Total accounts receivable as of July 2, 2000, include 85% from United States based customers, 12% from customers located in France and 1% from customers located in South Korea.

  The majority of the Company's assets are located in the United States.

  The Company's product sales have historically been concentrated in a small number of customers. During the quarter ended July 2, 2000 sales to four customers totaled $86.4 million, or approximately 78% of sales. For the quarter ended July 4, 1999 sales to five customers totaled $54.8 million, or approximately 80% of sales.

  During the six months ended July 2, 2000 sales to four customers totaled $164.1 million, or approximately 77% of sales. For the six months ended July 4, 1999 sales to five customers totaled $103.1 million, or approximately 83% of sales.

Stock Option Plans

  The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan, for the six months ended July 2, 2000:

                                                                       Number of          Number of
                                                                        Options            Options
                                                                      Exercisable       Available for
                                      Number of        Price per         as of           Grant as of
                                       Shares            Share        July 2, 2000      July 2, 2000
                                     -----------   ----------------   ------------    ---------------
     Balance at January 2, 2000       7,463,553      $ 0.82-$25.65
      Granted                         1,269,000      $15.42-$67.08
      Exercised                      (1,380,228)     $ 0.82-$10.58
      Cancelled                         (44,296)     $ 1.33-$14.32
                                     -----------
     Balance at July 2, 2000          7,308,029      $ 0.82-$67.08       1,455,341       4,316,671
                                     ===========                      ============    ===============

  During the quarters ended July 2, 2000 and July 4, 1999, the Company recorded compensation expense related to stock options of approximately $22 and $10, respectively. For the six months ended July 2, 2000 and July 4, 1999 compensation expense related to stock options was $45 and $18. The remaining unamortized compensation expense as of July 2, 2000 was approximately $190 and will be amortized through September 2003.

Employee Stock Purchase Plan

  The sixth offering under the Powerwave's Employee Stock Purchase Plan (the "Purchase Plan") concluded on January 31, 2000, with 64,611 shares of the Company's Common Stock purchased under the Purchase Plan at a price per share of $10.13. At July 2, 2000 there were rights to purchase approximately 33,000 shares of Common Stock outstanding under the Purchase Plan's seventh offering, which will conclude on July 31, 2000.

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

  The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's consolidated financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stage of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. The Company estimated that these projects were approximately 75% complete at the date of the acquisition in October 1998 and estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. The Company discontinued further development on the single carrier CDMA project as of January 2, 2000 and discontinued further development on the advanced linear power module technology project as of July 2, 2000. The Company incurred approximately $0.3 million of research and development expenses related to the remaining ultra-linear technology project during the second quarter of 2000, and since the date of the acquisition has incurred a total of $2.5 million of research and development expenses related to all three projects. One product incorporating the ultra-linear technology for use in multi-carrier RF power amplifiers is currently planned to enter production during the second half of fiscal 2000. For more information on the HP Acquisition, please refer to Note 17 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

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

Results of Operations

  The following table summarizes our results of operations as a percentage of net sales for the three and six months ended July 2, 2000 and July 4, 1999.

                                                     As a Percentage of Net Sales
                                                ------------------     -----------------
                                                Three Months Ended     Six Months Ended
                                                ------------------    ------------------
                                                July 2,    July 4,    July 2,    July 4,
                                                 2000       1999       2000       1999
                                                ------------------    ------------------
Net sales.................................        100.0%    100.0%      100.0%    100.0%
Cost of sales.............................         67.5      73.5        68.1      73.4
                                                  -----     -----       -----     -----
Gross profit..............................         32.5      26.5        31.9      26.6
Operating expenses:
  Sales and marketing.....................          4.8       5.0         4.9       5.6
  Research and development................          9.6       9.3         9.1       9.4
  General and administrative..............          3.3       3.9         3.4       4.3
                                                  -----     -----       -----     -----
Total operating expenses..................         17.7      18.2        17.4      19.3

Operating income..........................         14.8       8.3        14.5       7.3
Other income, net.........................          1.2       1.3         1.2       0.6
                                                  -----     -----       -----     -----

Income before income taxes................         16.0       9.6        15.7       7.9
Provision for income taxes................          5.7       3.5         5.6       2.9
                                                  -----     -----       -----     -----

Net income................................         10.3%      6.1%       10.1%      5.0%
                                                  =====     =====       =====     =====

Three months ended July 2, 2000 and July 4, 1999

Net Sales

  Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 61% to $110.5 million for the quarter ended July 2, 2000 from $68.5 million for the quarter ended July 4, 1999. The growth in revenue was due to increased sales of our cellular and PCS products. For the quarter ended July 2, 2000, total sales of cellular products (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 75% of revenues or $82.4 million, compared to approximately 78% of revenues or $53.5 million for the quarter ended July 4, 1999. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 25% of revenues or $28.1 million for the second quarter of 2000, compared to approximately 21% or $14.6 million for the second quarter in 1999. Sales of Land Mobile Radio ("LMR") amplifiers accounted for no revenues for the quarter ended July 2, 2000, compared to less than 1% of revenues or $0.4 million for the quarter ended July 4, 1999. The reduction of sales of LMR products is due to both our divestiture of certain LMR products and our strategic decision to no longer focus resources on this area.

  Total international sales (excluding North American sales) accounted for approximately 17% of revenues or $18.3 million for the quarter ended July 2, 2000, compared with approximately 28% or $19.5 million for the quarter ended July 4, 1999. Total Asian sales (which predominately includes sales to South Korea) decreased to $7.1 million for the quarter ended July 2, 2000 from $11.8 million for the quarter ended July 4, 1999. Total Asian sales accounted for approximately 6% of revenues in the second quarter of 2000 compared to approximately 17% of revenues in the second quarter of 1999. We have previously experienced postponement, rescheduling and cancellation of orders from our South Korean customers which we believe was due to the economic crisis in South Korea, and Asia in general, which reduced South Korean wireless service operator's demand for our products. We are unable to predict the level of future demand from our Asian customers and whether order fluctuations, including cancellations will continue to be experienced from our customers in Asia or any other areas that have or may have economic and or financial crisis. In addition, fluctuations in customers' demand can lead to postponement, rescheduling and cancellation of orders. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market: --There are Many Risks Associated With International Operations; and --We Previously Have Relied Upon the South Korean Market."

  For the second quarter ended July 2, 2000, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 47% of revenues and sales to LM Ericsson Telephone Company ("Ericsson") accounted for over 10% of the revenues for the quarter. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent Technologies, Inc. ("Lucent") and Nortel, depends upon the development schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative
suppliers.   Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations could significantly reduce our revenues and/or operating income which could harm our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the second quarter of fiscal 2000 and 1999 were 32.5% and 26.5%, respectively. The increase in gross margins during the second quarter of 2000 as compared to the second quarter of 1999 was primarily due to the final closure of the acquired Folsom manufacturing facility in the fourth quarter of 1999 and the resulting improvements in manufacturing operating cost. In addition, in the second quarter of fiscal 2000, we experienced improved manufacturing efficiencies in labor and overhead costs compared to the second quarter of 1999, as our manufacturing workforce, which significantly increased in size during 1999, gained more experience and we increased our production volumes. Also during the second quarter of 2000, sales of multi-carrier RF power amplifier products accounted for a greater percentage of product sales when compared to the second quarter of 1999. Our single carrier RF power amplifier products have traditionally carried lower margins than our multi-carrier RF power amplifier products. While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability may be adversely affected. For a discussion of the effects of declining average sales prices on our business, see "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining."

  As part of the HP Acquisition, we completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in our financial statements for the fiscal year ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and are included in cost of sales. For both the quarter ended July 2, 2000 and the quarter ended July 4, 1999, approximately $0.6 million was amortized and included in cost of sales. As an additional part of the HP Acquisition, we assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the second quarter ended July 2, 2000, and the second quarter ended July 4, 1999, we incurred warranty expenses of approximately $0.2 million and $0.1 million, respectively, which were offset against specific liabilities assumed in the acquisition. For more information concerning the purchase price allocation associated with the HP Acquisition, see
Note 17 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

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

Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 58% to $5.4 million for the quarter ended July 2, 2000 from $3.4 million for the quarter ended July 4, 1999. As a percentage of sales, sales and marketing expenses were 4.8% and 5.0% for the quarters ended July 2, 2000 and July 4, 1999, respectively. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales.

  Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, WLL products and next generation "3G" products. Research and development expenses increased by 67% to $10.6 million for the quarter ended July 2, 2000 from $6.4 million for the quarter ended July 4, 1999. Research and development expenses as a percentage of sales for the quarters ended July 2, 2000 and July 4, 1999 were 9.6% and 9.3%, respectively. The actual increase in research and development expenses was primarily due to increased staffing and associated engineering costs related to new product development programs and existing product enhancement efforts. We anticipate that we will continue operating at a higher expense level for research and development because we intend to continue to emphasize investment in research and development programs in future periods and continue to pursue the remaining program acquired as part of the HP Acquisition.

  As part of the HP Acquisition, we acquired new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but such projects had not yet established technological feasibility and no future alternative use was identified at the time of the acquisition. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. We estimated that these projects were approximately 75% complete at the date of the acquisition in October 1998 and estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. We discontinued further development on the single carrier CDMA project as of January 2, 2000 and discontinued further development on the advanced linear power module technology project as of July 2, 2000. We incurred approximately $0.3 million of research and development expenses related to the remaining ultra-linear technology project during the second quarter of 2000, and since the date of the acquisition have incurred a total of $2.5 million of research and development expenses related to all three projects. One product incorporating the ultra-linear technology for use in multi-carrier RF power amplifiers is currently planned to enter production during the second half of fiscal 2000.

  Uncertainties that could impede the progress of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, failure to convert technology into a repetitively manufacturable product, customer acceptance, customer demand and customer qualification of such new technology, and general competitive conditions in the industry. There can be no assurance that an in-process research and development project will be successfully completed and commercially introduced.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 37% to $3.6 million for the quarter ended July 2, 2000, from $2.7 million for the quarter ended July 4, 1999. General and administrative expenses as a percentage of sales were 3.3% and 3.9%, respectively. The increase in general and administrative expenses in dollars is primarily attributable to increased staffing costs associated with supporting our increased revenues and personnel. As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on our balance sheet. Approximately $0.1 million of goodwill amortization expense has been included in general and administrative expenses for both the quarters ended July 2, 2000 and July 4, 1999.

Other Income (Expense)

  We earned $1.3 million of other income, net, during the second quarter of 2000 compared to $0.9 million of other income, net, earned in the second quarter of 1999. Other income consists primarily of interest income, net of any interest expense.

Provision for Income Taxes

  Our effective tax rate was 35.5% and 36.5% for the quarters ended July 2, 2000 and July 4, 1999, respectively. The decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.


Six months ended July 2, 2000 and July 4, 1999

Net Sales

  Net sales increased by 72% to $214.3 million for the six months ended July 2, 2000 from $124.5 million for the six months ended July 4, 1999. The increase in revenue was primarily attributed to increased sales of our cellular and PCS products. For the six months ended July 2, 2000, total sales of cellular products accounted for approximately 74% of revenues or $158.0 million, compared to approximately 74% of revenues or $92.4 million for the six months ended July 4, 1999. Sales of PCS products accounted for approximately 26% of revenues or $56.3 million for the first six months of 2000, compared to approximately 25% of revenues or $31.4 million for the first six months of 1999. Sales of LMR amplifiers accounted for no revenues for the six months ended July 2, 2000, compared to less than 1% of revenues or $0.7 million for the six months ended July 4, 1999.

  Total sales to North American customers accounted for approximately 81% of revenues or $173.8 million for the six months ended July 2, 2000, compared with approximately 71% or $88.3 million for the six months ended July 4, 1999. Our total international sales (excluding North American sales) accounted for approximately 19% of revenues or $40.5 million for the six months ended July 2, 2000, compared with approximately 29% or $36.2 million for the six months ended July 4, 1999. Total Asian sales accounted for approximately 7% of revenues in the first six months of 2000 compared to approximately 17% of revenues in the first six months of 1999.

  For the first six months of 2000, total sales to Nortel accounted for approximately 44% of revenues and sales to Ericsson accounted for over 10% of revenues. For the first six months of 1999, Nortel accounted for approximately 49% of revenues and sales to Lucent accounted for over 10% of revenues for this period. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

  Gross profit margins for the first six months of fiscal 2000 and 1999 were 31.9% and 26.6%, respectively. The increase in gross margins during the first six months of 2000 as compared to the first six months of 1999 was primarily due to the final closure of the acquired Folsom manufacturing facility in the fourth quarter of 1999 and the resulting improvements in manufacturing operating cost. In addition, in the first six months of fiscal 2000 we experienced improved manufacturing efficiencies in labor and overhead costs, as the manufacturing workforce which significantly increased in size during 1999, gained more experience and we increased our production volumes. Also during the first six months of 2000, sales of multi-carrier RF power amplifier products accounted for a slightly greater percentage of product sales when compared to the first six months of 1999. Our single carrier RF power amplifier products have traditionally carried lower margins than our multi-carrier RF power amplifier products. See "Additional Factors That May Affect Future Results --Our Average Sales Prices are Declining."

Operating Expenses

  Sales and marketing expenses increased by 50% to $10.4 million for the six months ended July 2, 2000 from $7.0 million for the six months ended July 4, 1999. As a percentage of sales, sales and marketing expenses were 4.9% and 5.6% for the six months ended July 2, 2000 and July 4, 1999, respectively. The increase in actual sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales.

  Research and development expenses increased by 68% to $19.6 million for the six months ended July 2, 2000 from $11.7 million for the six months ended July 4, 1999. Research and development expenses as a percentage of sales for the six months ended July 2, 2000 and July 4, 1999 were 9.1% and 9.4%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development efforts, such as 3G developments, and existing product enhancement efforts.

  General and administrative expenses increased by 35% to $7.2 million for the six months ended July 2, 2000, from $5.3 million for the six months ended July 4, 1999. General and administrative expenses as a percentage of sales were 3.4% and 4.3%, respectively. The increase in actual general and administrative expenses was primarily attributable to increased staffing costs associated with supporting our increased revenues and personnel.

Other Income (Expense)

  We earned $2.5 million of other income, net, during the first six months of 2000 compared to $0.7 million of other income, net, earned in the first six months of 1999. The increase in other income primarily reflects the retirement of the debt incurred as part of the HP Acquisition in March 1999, and the resulting elimination of interest expense associated with such debt. Other income consists primarily of interest income, net of any interest expense.

Provision for Income Taxes

  Our effective tax rate was 35.5% and 36.5% for the six months ended July 2, 2000 and July 4, 1999, respectively. The decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.

Liquidity and Capital Resources

  We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of July 2, 2000, we had working capital of $125.4 million, including $68.7 million in cash and cash equivalents as compared with working capital of $118.6 million at January 2, 2000, which included $76.7 million in cash and cash equivalents.

  Net accounts receivable increased to $62.9 million at July 2, 2000 from $47.5 million at January 2, 2000, primarily due to increased sales volume during the second quarter of 2000 as compared to the fourth quarter of 1999. Net inventory increased to $39.3 million at July 2, 2000 from $31.7 million at January 2, 2000. Cash provided by operating activities was approximately $25.9 million for the six months ended July 2, 2000, compared with $13.0 million for the six months ended July 4, 1999. The increase in cash flow from operating activities is primarily due to increased profitability, an increase in accounts payable and accrued expenses, offset by the increases in accounts receivable and inventory.

  Capital expenditures were approximately $45.7 million and $5.5 million for the first six months of 2000 and 1999, respectively. On May 31, 2000, we paid $35.3 million for a 360,000 square foot facility located on approximately 22 acres of land in Santa Ana, California. Approximately $20.5 million of the purchase price was allocated to the building, with the remaining $14.8 million allocated to land, which includes approximately 3 acres of undeveloped land. We are planning to consolidate our Southern California manufacturing operations, engineering, and headquarters facility to this facility over the next nine months. The remaining amount of capital spending during the first six months of 2000 and the majority of capital spending during the first six months of 1999 represents spending on electronic test equipment utilized in our manufacturing and research and development areas.

  As part of the HP Acquisition, we acquired HP's manufacturing and research and development facility in Folsom, California. Of the purchase price, a total net value of $8.1 million was allocated to land, land improvements and buildings.
On July 15, 1999, we sold the Folsom facility for approximately $8.4 million.
We received approximately $0.9 million in cash (before expenses) and an interest free note for $7.5 million due December 31, 1999. The note was secured by the land, land improvements and building. In exchange for the interest free note, the buyer entered into a rent-free lease with us of the Folsom facility through December 31, 1999. In December 1999, the note receivable on the Folsom facility was amended to extend the maturity date to January 27, 2000 and to apply an annual interest rate of 8% beginning December 31, 1999. The buyer of the Folsom facility made an additional principal payment of $0.5 million on December 30, 1999, and prepaid the future interest due on the note. The remaining principal balance of approximately $7.0 million was paid on January 27, 2000.

  Net cash provided by financing activities was approximately $12.0 million for the first six months of 2000 compared with $35.9 million of cash provided by financing activities for the first six months of 1999. During the second quarter of 1999, we received net proceeds of approximately $57.8 million from a public offering of 2.3 million shares of our Common Stock. We utilized approximately $22.8 million of these proceeds to retire bank debt associated with the HP Acquisition.

  On June 16, 2000 we entered into a revolving credit agreement with Comerica Bank-California, dated as of May 31, 2000. The credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (9.5%) at July 2, 2000 or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. There were no amounts outstanding as of July 2, 2000. The revolving credit facility terminates on May 31, 2001. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. We were in compliance with all covenants contained in the revolving credit facility at July 2, 2000. The full $20 million of the Revolving Commitment Amount was available to us at July 2, 2000.

  We had cash and cash equivalents of $68.7 million at July 2, 2000, compared with $76.7 million at January 3, 1999. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

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


Disclosure About Foreign Currency Risk

  A significant portion of our revenues have been derived from international sources, with our international customers accounting for approximately 19% of our first half fiscal 2000 revenues, 33% of our fiscal 1999 revenues and 41% of our fiscal 1998 revenues. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be
no assurance that they will continue to be able meet such obligations.   We
regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as
well as current financial performance and overall economic conditions.   We may
decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

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


New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we are required to adopt effective in our fiscal year 2001. SFAS No. 133 will require us to record all derivatives on the balance sheet at fair value. We do not currently engage in foreign currency or interest rate hedging activities and we will continue to evaluate the effect of adopting SFAS No. 133. We will adopt SFAS No. 133 in our fiscal year 2001.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company is required to adopt no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company is in the process of determining the effect of adopting SAB No. 101.


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

A Significant Amount of Our Revenues Comes from a Few Customers

  We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as, Ericsson, Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC"), Lucent, Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung Electronics Co. Ltd. ("Samsung"), as well as major operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless"), BellSouth Cellular Corp. ("Bellsouth") and Verizon Wireless ("Verizon Wireless").

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

  For the six months ended July 2, 2000, our largest customer was Nortel, which accounted for approximately 44% of our net sales. For fiscal 1999, a total of five customers accounted for approximately 80% of our total revenue. The loss of any of our customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. The risks related to our customer concentration were magnified in 1998 due to certain of our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. For the first six months of 2000, our South Korean customers including Hyundai, LGIC and Samsung, accounted for $14.9 million, or approximately 7% of our total net sales. During 1999, our South Korean customers accounted for approximately 21% of our total net sales or $62.2 million.

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


 Our Failure to Manage Future Growth Could Have Adverse Effects

  Our ability to compete effectively and manage future growth depends on our ability to:

  . effectively expand, train and manage our work force, particularly in response to fluctuations in demand for various products;
  . manage production and inventory levels to meet product demand and new product introductions;
  . expand production capacity while maintaining a high quality level;
  . obtain additional production equipment on short lead times in order to meet increases in production demand;
  . manage and improve production quality;
  . expand both the range of customers and the geographic scope of our customer base;
  . reduce product costs; and
  . improve financial and management controls, reporting systems and procedures.

  We are not able to guarantee that we will be able to achieve any or all of the above factors in an appropriate manner. Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

  We Recently Acquired a New Facility and are Currently Consolidating our Manufacturing Operations, Engineering and Headquarters Facility to This New Location

  On May 31, 2000 we acquired a 360,000 square foot facility located on approximately 22 acres of land for $35.3 million. Approximately 85,000 square feet are being sublet to an unrelated third party, with the remaining 275,000 square feet available for us. This facility requires substantial re-design and building improvements before we can relocate our operations to it. Therefore, we currently expect to begin the transition of our manufacturing operations to this new facility in the third quarter of 2000, and to have all of our manufacturing operations relocated to this facility within the next nine months. We also are planning to relocate our administrative departments, as well as our Southern California engineering and sales and marketing operations to this new facility within a similar time frame. Moving our manufacturing operations to a new facility entails numerous risks to our business operations, including the risk that we will not complete the moves on schedule; that we will not obtain recertification on our production lines in a timely manner from our customers who require production line qualifications; that the costs to re-design and improve the facility will escalate and exceed our current expectations; that the new facility will not function properly and that we will not achieve the desired benefits from consolidating our operations at one facility. If any of these or other risks occur they could have a material adverse affect on our business, financial condition and results of operations.

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

  We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing
products and to develop new products.   We do not have non-compete agreements
with our employees who are employed on an at-will basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology, and we will take all legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

 There are Many Risks Associated With International Operations

  For the first six months of 2000, international revenues (excluding North American sales) accounted for approximately 19% of our total net sales. For fiscal years 1999, 1998 and 1997, international revenues (excluding North American sales) accounted for approximately 33%, 41% and 84% respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

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

  We Depend on Single Sources for Key Components and Key Equipment

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

  A majority of the specialized test equipment that we utilize in both our development programs and on our production lines come from a limited number of suppliers, and in some cases from sole suppliers. Due to the current overall level of demand in the wireless industry for test equipment, we have experienced and expect to continue to experience delays and shortages of specialized test equipment. The failure to obtain the required specialized test equipment in the required time periods could cause a development program to fall behind schedule, which could cause a customer to cancel such program or could cause a production schedule to fall behind a customer requested schedule, which could result in cancellations of the customer order. If either event were to happen, such event could have a material adverse effect on our business, results of operations and financial condition.

 We Previously Have Relied Upon the South Korean Market

  Three of our customers, Hyundai, LGIC and Samsung, are based in South Korea and collectively accounted for approximately 7% of our net sales for the first six months of fiscal 2000. Historically, we have had a larger exposure to the South Korean market. For fiscal year 1999 customers based in South Korea collectively accounted for approximately 21% of our net sales and they accounted for approximately 30% of our net sales for fiscal 1998, and approximately 83% of net sales for fiscal 1997. These customers have purchased products primarily for deployment in the South Korean digital cellular and PCS networks.

  The build-out of the South Korean digital cellular networks began in 1995 with two independent service providers offering digital CDMA service beginning in 1996. In contrast, the build-out of the South Korean PCS networks began in the second quarter of 1997 with four service providers. We provided multi-carrier cellular RF power amplifiers starting from the initial stages of the digital cellular network buildout in South Korea. During 1997, we began shipping, in volume, PCS single carrier RF power amplifiers for use in the new PCS networks being built in South Korea. Sales to our South Korean customers for the South Korean PCS networks represented substantially all of our PCS sales during fiscal 1997 and approximately 86% of our PCS sales for the first nine months of fiscal 1998. Since 1998, our South Korean PCS Sales have significantly declined while our non-South Korean PCS sales have significantly increased.

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

 Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

  We rely upon trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We hold a total of four U.S. Patents for various aspects of our technology. In addition, we have applied for several additional U.S. and international patents for various aspects of our proprietary technology. These efforts assist us in relying upon the knowledge and experience of our management and technical personnel, to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at July 2, 2000.

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

  We currently do not have any material debt outstanding, so we do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

  Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our "Disclosure About Foreign Currency Risk" in this Form 10-Q for a more detailed description of the various risks involved in our international sales.

  We require significant quantities of RF transistors or semiconductors, and various metals for use in the manufacture of our products. We therefore are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements so if we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In such an event, our business, results of
operations and financial condition could be adversely affected.   In addition,
we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers' demand. If required, we may be forced to pay higher prices for such equipment and or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could adversely effect our business, results of operations and financial condition.

                          PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

  The Company's Annual Meeting of Shareholders was held on April 26, 2000 in Irvine, California. A quorum was declared present for the meeting. The following matters were submitted to a vote of security holders, and all proposals were approved by the majority of those voting or in the case of proposal (2), by the majority of the shares outstanding as of the record date.

  (1) The election of the following seven directors to hold office until the next annual meeting or until their successors are duly elected and qualified. All of the nominated directors were elected.

         Gregory M. Avis       There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.
         John L. Clendenin     There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.
         Bruce C. Edwards      There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.
         David L. George       There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.
         Eugene Goda           There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.
         Carl W. Neun          There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.
         Safi U. Qureshey      There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.
         Andrew J. Sukawaty    There were 15,530,627 votes for 37,510 votes
                               withheld and no broker non-votes.

  (2) The approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock thereunder from 40,000,000 to 135,000,000 and to effect a three-for-one stock split of the Company's Common Stock. The proposal was approved by the shareholders.

         There were 14,725,686 votes cast in favor, 836,171 votes opposed, 6,280 votes abstaining and no broker non-votes.

  (3) The adoption of the 2000 Stock Option Plan and authorization of the issuance of 880,000 shares of Common Stock thereunder. The proposal was approved by the shareholders.

         There were 14,313,879 votes cast in favor, 1,228,197 votes opposed, 26,061 votes abstaining and no broker non-votes.

  (4) The ratification of Deloitte & Touche LLP as independent auditors. The proposal was approved by the shareholders.

         There were 15,549,406 votes cast in favor, 11,002 votes opposed, 7,729 votes abstaining and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Documents filed as a part of this report:

Exhibit
Number                         Description
------                         -----------


3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Powerwave Technologies, Inc., a Delaware Corporation.

4.1 Powerwave Technologies, Inc. 2000 Stock Option Plan (the "2000 Plan") (incorporated by reference to Exhibit 4.1 to the Company's Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000.)

4.2 Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000.)

10.1 Agreement for Purchase and Sale of Property and Joint Escrow Instructions by and between Boeing Realty Corporation and Powerwave Technologies, Inc., dated as of May 9, 2000.(/1/). (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000.)

10.2 First Amendment to Agreement for Purchase and Sale of Property and Escrow Instruction by and between Boeing Realty Corporation and Powerwave Technologies, Inc., dated May 12, 2000 (incorporated by reference to
      Exhibit 2.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000.)

10.3 Loan Agreement dated as of May 26, 2000, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto. (/1/).

10.4 Revolving Note dated as of May 26, 2000, pursuant to the Loan Agreement dated as of May 26, 2000 by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto.

27.1  Financial Data Schedule.

99.1  Press release dated June 1, 2000 (incorporated by reference to Exhibit
      99.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000.)

---------------------
(1) Schedules and attachments are omitted. The Company shall furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule or attachment upon request.


      (b)  Items reported on Form 8-K in second quarter

      The Registrant filed a Form 8-K on June 9, 2000, with respect to the purchase of real property from Boeing Realty Credit Corporation, reported under
Item 2.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       POWERWAVE TECHNOLOGIES, INC.


Date: August 14, 2000                  By: /s/  KEVIN T. MICHAELS
      ---------------                  -------------------------------------
                                                Kevin T. Michaels
                                       Senior Vice President, Finance and
                                       Chief Financial Officer