Form 10-Q
period 2000-10-01
POWERWAVE TECHNOLOGIES INC
filed 2000-11-14
CIK 1023362

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended October 1, 2000

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


                               _______________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] [_] NO

     As of November 6, 2000 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 63,206,892.

================================================================================

                         POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                                            Page
                                                                                                            ----
Part I. Financial Information

        Item 1.  Financial Statements

                    Consolidated Balance Sheets at October 1, 2000 (Unaudited)
                      and January 2, 2000                                                                     3

                    Consolidated Statements of Income (Unaudited) for the three and nine months
                      ended October 1, 2000 and October 3, 1999                                               4

                    Consolidated Statements of Comprehensive Income  (Unaudited) for the
                      three and nine months ended October 1, 2000 and October 3, 1999                         5

                    Consolidated Statements of Cash Flows (Unaudited) for the nine months ended
                      October 1, 2000 and October 3, 1999                                                     6

                    Notes to Consolidated Financial Statements (Unaudited)                                    7-11

        Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations        12-30

        Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   31

Part II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K                                                             32

Signatures                                                                                                    33

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, demand and pricing trends, future expense levels, trends in average selling prices, the timing for the Company's facilities consolidation and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to, the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 12-30. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

                         POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                     October 1,          January 2,
                                                                                        2000                2000
                                                                                  --------------       -------------
ASSETS                                                                              (Unaudited)

Current Assets:
  Cash and cash equivalents.......................................................      $124,654            $ 76,671
  Accounts receivable, net of allowance for doubtful accounts of $3,511 and
   $2,988 at October 1, 2000 and January 2, 2000, respectively....................        72,733              47,476
  Inventories, net................................................................        43,183              31,696
  Prepaid expenses and other current assets.......................................         4,005               2,449
  Notes receivable................................................................            25               7,045
  Prepaid income taxes............................................................         1,575                  --
  Deferred tax assets.............................................................         5,502               5,888
                                                                                        --------            --------
     Total current assets.........................................................       251,677             171,225

Property, plant and equipment.....................................................        86,881              45,286
Less accumulated depreciation and amortization....................................       (22,475)            (12,354)
                                                                                        --------            --------
  Net property, plant and equipment...............................................        64,406              32,932
                                                                                        --------            --------

Land..............................................................................        14,838                  --
Intangible assets, net............................................................        11,668              14,344
Deferred tax assets...............................................................         4,507               4,507
Other non-current assets, net.....................................................         2,111                  30
                                                                                        --------            --------
TOTAL ASSETS......................................................................      $349,207            $223,038
                                                                                        ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable................................................................      $ 31,028            $ 30,128
  Accrued expenses and other liabilities..........................................        22,950              19,399
  Current portion of long-term debt...............................................           132                 125
  Income taxes payable............................................................            --               3,007
                                                                                        --------            --------
     Total current liabilities....................................................        54,110              52,659

Long-term debt, net of current portion............................................            45                  --
Other non-current liabilities.....................................................           234                 600
                                                                                        --------            --------
     Total liabilities............................................................        54,389              53,259
                                                                                        --------            --------

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
    outstanding...................................................................            --                  --
  Common Stock, $.0001 par value, 135,000 shares authorized, 63,173 shares issued and outstanding at October 1, 2000 and 60,489 shares
    issued and outstanding at January 2, 2000.....................................       211,972             120,785
  Accumulated other comprehensive income..........................................           555                  --
  Retained earnings...............................................................        82,291              48,994
                                                                                        --------            --------
     Total shareholders' equity...................................................       294,818             169,779
                                                                                        --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................      $349,207            $223,038
                                                                                        ========            ========

   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                     (in thousands, except per share data)

                                                    Three Months Ended                      Nine Months Ended
                                             -------------------------------         -------------------------------
                                                 October 1,       October 3,         October 1,           October 3,
                                                    2000             1999               2000                 1999
                                             -------------------------------         -------------------------------

Net sales.................................         $111,877          $76,900           $326,190             $201,417
Cost of sales.............................           75,337           54,697            221,238              146,060
                                                   --------          -------           --------             --------
Gross profit..............................           36,540           22,203            104,952               55,357
Operating expenses:
  Sales and marketing.....................            5,122            3,620             15,569               10,609
  Research and development................           11,009            7,311             30,644               18,982
  General and administrative..............            3,980            3,464             11,188                8,809
                                                   --------          -------           --------             --------
Total operating expenses..................           20,111           14,395             57,401               38,400
                                                   --------          -------           --------             --------

Operating income..........................           16,429            7,808             47,551               16,957
Other income, net.........................            1,529              904              4,072                1,604
                                                   --------          -------           --------             --------

Income before income taxes................           17,958            8,712             51,623               18,561
Provision for income taxes................            6,375            3,093             18,326                6,688
                                                   --------          -------           --------             --------

Net income................................         $ 11,583          $ 5,619           $ 33,297             $ 11,873
                                                   ========          =======           ========             ========

Basic earnings per share..................            $0.19            $0.09              $0.55                $0.20
                                                   ========          =======           ========             ========
Diluted earnings per share................            $0.18            $0.09              $0.52                $0.20
                                                   ========          =======           ========             ========
Basic weighted average common shares......           62,230           59,913             61,499               57,843
                                                   ========          =======           ========             ========
Diluted weighted average common shares....           65,402           62,229             64,823               59,826
                                                   ========          =======           ========             ========

   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                (in thousands)

                                                    Three Months Ended              Nine Months Ended
                                                 -------------------------     -------------------------
                                                 October 1,     October 3,     October 1,     October 3,
                                                    2000           1999           2000           1999
                                                 -------------------------     -------------------------
Net income................................        $11,583        $ 5,619        $33,297        $11,873
                                                  -------        -------        -------        -------
Other comprehensive income (loss), net of
tax:

  Unrealized gain (loss) on available for
   sale securities, restricted............           (254)            --            555             --
                                                  -------        -------        -------        -------
Other comprehensive income (loss).........           (254)            --            555             --
                                                  -------        -------        -------        -------
Comprehensive income......................        $11,329        $    --        $33,852        $    --
                                                  =======        =======        =======        =======

   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                                                  Nine  Months Ended
                                                                                              -------------------------
                                                                                              October 1,     October 3,
                                                                                                 2000           1999
                                                                                              ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................         $ 33,297       $ 11,873
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.....................................................           13,639          7,060
    Change in provision for doubtful accounts.........................................              523          1,413
    Change in provision for inventory reserves........................................            3,572            680
    Compensation costs related to stock options.......................................               64             30
    Loss on disposal of property, plant and equipment.................................               66            120
  Changes in current assets and liabilities:
    Accounts receivable...............................................................          (25,780)       (14,306)
    Inventories.......................................................................          (15,061)         5,236
    Prepaid expenses and other current assets.........................................             (615)          (186)
    Income taxes......................................................................           17,320          6,304
    Accounts payable..................................................................              900          6,825
    Accrued expenses and other liabilities............................................            3,551          3,226
  Other non-current assets............................................................           (2,430)          (280)
  Other non-current liabilities.......................................................             (366)            93
                                                                                               --------       --------
      Net cash provided by operating activities.......................................           28,680         28,088

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment...........................................          (41,964)       (10,830)
  Purchase of land....................................................................          (14,838)            --
  Sales of property, plant and equipment..............................................               --            808
  Redemption of long-term investments.................................................               --          2,500
                                                                                               --------       --------
      Net cash used in investing activities...........................................          (56,802)        (7,522)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payment received on notes receivable................................................            7,020             --
  Principal payments on long-term debt................................................             (136)       (23,982)
  Issuance of Common Stock............................................................           63,348         58,725
  Proceeds from exercise of stock options.............................................            5,873          3,242
                                                                                               --------       --------
      Net cash provided by financing activities.......................................           76,105         38,075
                                                                                               --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................................           47,983         58,641
CASH AND CASH EQUIVALENTS, beginning of period........................................           76,671         13,307
                                                                                               --------       --------
CASH AND CASH EQUIVALENTS, end of period..............................................         $124,654       $ 71,948
                                                                                               ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest..........................................................................         $     27       $    988
                                                                                               ========       ========
    Income taxes......................................................................         $  1,005       $    385
                                                                                               ========       ========

NON CASH ITEMS:
    Tax benefit related to stock option exercises.....................................         $ 21,648       $  6,855
                                                                                               ========       ========
    Tax benefit related to issuance of Common Stock under the Employee Stock Purchase          $    254       $    215
     Plan.............................................................................         ========       ========

  Acquisition of property and equipment through capital leases........................         $    189       $     --
                                                                                               ========       ========
  Unrealized gain on available for sale securities, restricted, net of tax of $386....         $    555       $     --
                                                                                               ========       ========
  Note received in conjunction with sale of land and building.........................         $     --       $  7,475
                                                                                               ========       ========

      The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
             (in thousands except for share and per share amounts)
                                October 1, 2000

Basis of Presentation

     The accompanying consolidated financial statements have been prepared by Powerwave Technologies, Inc. ("Powerwave" or the "Company") without audit (except for balance sheet information as of January 2, 2000) in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000. The accounting policies followed by the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

     The results of operations for the three and nine months ended October 1, 2000, are not necessarily indicative of the results to be expected for the entire fiscal year ended December 31, 2000 (fiscal year 2000). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

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

     The following details the calculation of basic and diluted earnings per share (share numbers are in thousands):

                                                          Three Months Ended               Nine Months Ended
                                                       -------------------------        ------------------------
                                                       October 1,     October 3,        October 1,    October 3,
                                                          2000           1999              2000          1999
                                                       -------------------------        ------------------------
  Basic:
    Basic weighted average common shares........         62,230         59,913            61,499        57,843
    Net income..................................        $11,583        $ 5,619           $33,297       $11,873
                                                        -------        -------           -------       -------
    Basic earnings per share....................        $  0.19        $  0.09           $  0.55       $  0.20
                                                        =======        =======           =======       =======

                                                          Three Months Ended             Nine Months Ended
                                                       -------------------------     ------------------------
                                                       October 1,     October 3,     October 1,    October 3,
                                                          2000           1999           2000          1999
                                                       -------------------------     ------------------------
Diluted:
    Basic weighted average common shares........         62,230         59,913         61,499        57,843
    Potential common shares.....................          3,172          2,316          3,324         1,983
                                                        -------        -------        -------       -------
    Diluted weighted average common shares......         65,402         62,229         64,823        59,826
    Net income..................................        $11,583        $ 5,619        $33,297       $11,873
                                                        -------        -------        -------       -------
    Diluted earnings per share..................        $  0.18        $  0.09        $  0.52       $  0.20
                                                        =======        =======        =======       =======

Comprehensive Income

     The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the three and nine months ended October 1, 2000 the Company had other comprehensive income (loss) of ($254) and $555, respectively, all of which reflects the change in unrealized gains on available for sale securities, net of tax. These securities are restricted under Rule 144 of the Securities and Exchange Act of 1933.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. Currently, adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company is required to adopt no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Currently, adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

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

                                                                                 Business Segments
                                                                                 ------------------
                                                                                 (in thousands)

                                                    Cellular            PCS              LMR           Other
                                                  800-1000 MHz     1800-2000 MHz     400-450 MHz     2000+ MHz        Total
                                                  ------------     -------------     -----------     ---------        -----
Three months ended October 1, 2000
Net sales.................................          $88,561           $23,120          $    --        $   196       $111,877
Cost of sales.............................           56,905            18,159               --            273         75,337
                                                    -------           -------          -------        -------       --------
Gross profit..............................          $31,656           $ 4,961          $    --        $   (77)      $ 36,540
                                                    =======           =======          =======        =======       ========

Three months ended October 3, 1999
Net sales.................................          $54,711           $22,198          $    (9)       $    --       $ 76,900
Cost of sales.............................           36,133            18,213              351             --         54,697
                                                    -------           -------          -------        -------       --------
Gross profit (loss).......................          $18,578           $ 3,985          $  (360)       $    --       $ 22,203
                                                    =======           =======          =======        =======       ========


                                                                                 Business Segments
                                                                                 ------------------
                                                                                 (in thousands)

                                                    Cellular            PCS              LMR           Other
                                                  800-1000 MHz     1800-2000 MHz     400-450 MHz     2000+ MHz        Total
                                                  ------------     -------------     -----------     ---------        -----
Nine months ended October 1, 2000
Net sales..................................        $246,593           $79,401          $    --        $   196       $326,190
Cost of sales..............................         158,457            62,508               --            273        221,238
                                                   --------           -------          -------        -------       --------
Gross profit...............................        $ 88,136           $16,893          $    --        $   (77)      $104,952
                                                   ========           =======          =======        =======       ========

Nine months ended October 3, 1999
Net sales..................................        $147,123           $53,634          $   660        $    --       $201,417
Cost of sales..............................         100,667            42,932            2,461             --        146,060
                                                   --------           -------          -------        -------       --------
Gross profit (loss)........................        $ 46,456           $10,702          $(1,801)       $    --       $ 55,357
                                                   ========           =======          =======        =======       ========

     The following schedule presents an analysis of Powerwave's net sales based upon the geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to South Korea and all locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Included in North American sales were shipments to Canada of $42.3 million and $19.5 million for the quarters ended October 1, 2000 and October 3, 1999, respectively. Shipments to Canada were $104.6 million and $67.7 million for the nine months ended October 1, 2000 and October 3, 1999, respectively. For the quarters ended October 1, 2000 and October 3, 1999, shipments to South Korea were $11.8 million and $18.6 million, respectively. For the nine months ended October 1, 2000 and October 3, 1999, shipments to South Korea were $26.7 million and $40.2 million, respectively.

                                                                   North                   Europe and Other
                                                                 American         Asia      International      Total
                                                                 --------         ----      -------------      -----
     Sales for the three months ended October 1, 2000...         $ 83,280       $14,912        $13,685        $111,877
     Sales for the three months ended October 3, 1999...         $ 49,885       $18,593        $ 8,422        $ 76,900

     Sales for the nine months ended October 1, 2000....         $257,086       $29,823        $39,281        $326,190
     Sales for the nine months ended October 3, 1999....         $138,219       $40,233        $22,965        $201,417


     Total accounts receivable as of October 1, 2000, include 78% from United States based customers, 8% from customers located in France and 11% from customers located in South Korea.

     The majority of the Company's assets are located in the United States.

     The Company's product sales have historically been concentrated in a small number of customers, which exposes the Company to the risk of significant revenue fluctuations due to its concentrated customer base. During the quarter ended October 1, 2000 sales to five customers totaled $95.8 million, or approximately 86% of sales. For the quarter ended October 3, 1999 sales to five customers totaled $58.8 million, or approximately 76% of sales.

     During the nine months ended October 1, 2000 sales to four customers totaled $249.4 million, or approximately 76% of sales. For the nine months ended October 3, 1999 sales to five customers totaled $158.8 million, or approximately 79% of sales. For more information regarding customer concentration see "Additional Factors that May Affect our Future Results--A Significant Amount of Our Revenues Comes from a Few Customers," under Item 2 of this Form 10-Q.

Stock Option Plans

     The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, the 2000 Stock Option Plan and the 1996 Director Stock Option Plan, for the nine months ended October 1, 2000:


                                                                               Number of       Number of
                                                                                Options         Options
                                                                              Exercisable    Available for
                                                                                 as of        grant as of
                                              Number of       Price per        October 1,      October 1,
                                               Shares           Share             2000            2000
                                             ----------     -------------       ---------      ---------
          Balance at January 2, 2000          7,463,553     $ 0.82-$25.65
           Granted                            2,717,350     $15.42-$67.08
           Exercised                         (1,600,072)    $ 0.82-$11.75
           Cancelled                            (61,580)    $ 1.33-$50.92
                                             ----------
          Balance at October 1, 2000          8,519,251     $ 0.82-$67.08       1,922,245      2,885,605
                                             ==========                         =========      =========

     During the quarters ended October 1, 2000 and October 3, 1999, the Company recorded compensation expense related to stock options of approximately $19 and $15 respectively. For the nine months ended October 1, 2000 and October 3, 1999 compensation expense related to stock options was $64 and $30. The remaining unamortized compensation expense as of October 1, 2000 was approximately $171 and will be amortized through September 2003.

Employee Stock Purchase Plan

     The seventh offering under Powerwave's Employee Stock Purchase Plan (the "Purchase Plan") concluded on July 31, 2000, with 38,934 shares of the Company's Common Stock purchased under the Purchase Plan at a price per share of $25.50. At October 1, 2000 there were rights to purchase approximately 24,000 shares of Common Stock outstanding under the Purchase Plan's eighth offering, which will conclude on January 31, 2001.

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

     The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's consolidated financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products' expected life, reflecting the estimated stage of completion of the projects and an estimate of the costs to complete the projects. New product development projects underway at HP at the time of the acquisition included, among others, single carrier CDMA technology, ultra-linear technology for use in multi-carrier RF power amplifiers and advanced linear power module technology for use in next generation wireless communications. The Company estimated that these projects were approximately 75% complete at the date of the acquisition in October 1998 and estimated that the cost to complete these projects would aggregate approximately $2.5 million and would be incurred over a two-year period. The Company discontinued further development on the single carrier CDMA project as of January 2, 2000 and discontinued further development on the advanced linear power module technology project as of July 2, 2000. Since the date of the acquisition the Company has incurred a total of $2.5 million of research and development expenses related to all three projects. One product incorporating the ultra-linear technology for use in multi-carrier RF power amplifiers entered production during the third quarter of 2000. For more information on the HP Acquisition, please refer to
Note 17 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

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

Results of Operations

  The following table summarizes our results of operations as a percentage of net sales for the three and nine months ended October 1, 2000 and October 3, 1999.

                                                                         As a Percentage of Net Sales
                                                  --------------------------------        ---------------------------------
                                                         Three Months Ended                      Nine Months Ended
                                                  --------------------------------        ---------------------------------
                                                    October 1,        October 3,            October 1,        October 3,
                                                       2000              1999                  2000              1999
                                                  --------------------------------        ---------------------------------
Net sales.................................            100.0%            100.0%                100.0%            100.0%
Cost of sales.............................             67.3              71.1                  67.8              72.5
                                                      -----             -----                 -----             -----
Gross profit..............................             32.7              28.9                  32.2              27.5
Operating expenses:
  Sales and marketing.....................              4.6               4.7                   4.8               5.3
  Research and development................              9.8               9.5                   9.4               9.4
  General and administrative..............              3.6               4.5                   3.4               4.4
                                                      -----             -----                 -----             -----
Total operating expenses..................             18.0              18.7                  17.6              19.1

Operating income..........................             14.7              10.2                  14.6               8.4
Other income, net.........................              1.4               1.1                   1.2               0.8
                                                      -----             -----                 -----             -----

Income before income taxes................             16.1              11.3                  15.8               9.2
Provision for income taxes................              5.7               4.0                   5.6               3.3
                                                      -----             -----                 -----             -----

Net income................................             10.4%              7.3%                 10.2%              5.9%
                                                      =====             =====                 =====             =====

Three months ended October 1, 2000 and October 3, 1999

Net Sales

     Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 45% to $111.8 million for the quarter ended October 1, 2000 from $76.9 million for the quarter ended October 3, 1999. The growth in revenue was due to increased sales of our cellular (800-1000 MHz) and PCS (1800-2000 MHz) products. For the quarter ended October 1, 2000, total sales of cellular products (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 79% of revenues or $88.6 million, compared to approximately 71% of revenues or $54.7 million for the quarter ended October 3, 1999. Sales of RF power amplifiers and associated products for PCS networks (consisting mainly of single carrier RF power amplifiers) accounted for approximately 21% of revenues or $23.1 million for the third quarter of 2000, compared to approximately 29% or $22.3 million for the third quarter in 1999. Sales of Other (over 2000 MHz) products accounted for less than 1% of sales for the third quarter of 2000. We had no sales of these products in the third quarter of 1999.

     Total international sales (excluding North American sales) accounted for approximately 26% of revenues or $28.6 million for the quarter ended October 1, 2000, compared with approximately 35% or $27.0 million for the quarter ended October 3, 1999. Total Asian sales decreased to $14.9 million for the quarter ended October 1, 2000 from $18.6 million for the quarter ended October 3, 1999. Total Asian sales accounted for approximately 13% of revenues in the third quarter of 2000 compared to approximately 24% of revenues in the third quarter of 1999. We have previously experienced postponement, rescheduling and cancellation of orders from our South Korean customers which we believe was due to the economic crisis in South Korea, and Asia in general, which reduced South Korean wireless service operator's demand for our products. We are unable to predict the level of future demand from our Asian customers and whether order fluctuations, including cancellations will continue to be experienced from our customers in Asia or any other areas that have or may have economic and or financial crisis. In addition, fluctuations in any of our customers' demand can lead to postponement, rescheduling and cancellation of orders to us. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market: --There are Many Risks Associated With International Operations; and -- We Previously Have Relied Upon the South Korean Market."

     For the third quarter ended October 1, 2000, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 55% of revenues and sales to LM Ericsson Telephone Company ("Ericsson") accounted for over 10% of the revenues for the quarter. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent Technologies, Inc. ("Lucent") and Nortel, depends upon the development schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, and reduced subscriber demand for wireless services. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative
suppliers.   Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations could significantly reduce our revenues and/or operating income which could harm our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the third quarter of fiscal 2000 and 1999 were 32.7% and 28.9%, respectively. The increase in gross margins during the third quarter of 2000 as compared to the third quarter of 1999 was primarily due to the final closure of the acquired Folsom manufacturing facility in the fourth quarter of 1999 and the resulting improvements in manufacturing operating costs. Also during the third quarter of 2000, sales of multi-carrier RF power amplifier products accounted for a greater percentage of product sales when compared to the third quarter of 1999. Our multi-carrier RF power amplifier products have traditionally carried higher margins than our single carrier RF power amplifier products. While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability may be adversely affected. For a discussion of the effects of declining average sales prices on our business, see "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining."

     As part of the HP Acquisition, we completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in our financial statements for the fiscal year ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and are included in cost of sales. For both the quarter ended October 1, 2000 and the quarter ended October 3, 1999, approximately $0.6 million was amortized and included in cost of sales. As an additional part of the HP Acquisition, we assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During the third quarter ended October 1, 2000, and the third quarter ended October 3, 1999, we incurred warranty expenses of approximately $40,000 and $100,000, respectively, which were offset against specific liabilities assumed in the acquisition. For more information concerning the purchase price allocation associated with the HP Acquisition, see Note 17 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease. We have and will continue to introduce new products at lower sales prices. These lower sales prices have impacted the average sales prices of our products. Future pricing actions by us and our competitors also may impact adversely our gross profit margins and profitability, which also could result in decreased liquidity and adversely affect our business, financial condition and results of operations. For a discussion of the impact of new products on our business, see "Additional Factors That May Affect Future Results--We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change."

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 41% to $5.1 million for the quarter ended October 1, 2000 from $3.6 million for the quarter ended October 3, 1999. As a percentage of sales, sales and marketing expenses were 4.6% and 4.7% for the quarters ended October 1, 2000 and October 3, 1999, respectively. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales. As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $2.5 million, reflecting the value of a customer list and a non-compete agreement, was capitalized on our balance sheet. Approximately $0.2 million of amortization expense related to the customer list and non-compete agreement has been included in sales and marketing expenses for both the quarters ended October 1, 2000 and October 3, 1999.

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS and next generation "3G" products. Research and development expenses increased by 51% to $11.0 million for the quarter ended October 1, 2000 from $7.3 million for the quarter ended October 3, 1999. Research and development expenses as a percentage of sales for the quarters ended October 1, 2000 and October 3, 1999 were 9.8% and 9.5%, respectively. The actual increase in research and development expenses was due primarily to increased staffing and associated engineering costs related to new product development programs and existing product enhancement efforts. We anticipate that we will continue operating at a higher expense level for research and development because we intend to continue to emphasize investment in research and development programs in future periods.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 15% to $4.0 million for the quarter ended October 1, 2000, from $3.5 million for the quarter ended October 3, 1999. General and administrative expenses as a percentage of sales were 3.6% and 4.5% for the third quarter of fiscal 2000 and 1999, respectively. The increase in general and administrative expenses in dollars is attributable primarily to increased staffing costs associated with supporting our increased revenues and personnel. As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on our balance sheet. Approximately $0.1 million of goodwill amortization expense has been included in general and administrative expenses for both the quarters ended October 1, 2000 and October 3, 1999.

Other Income (Expense)

     We earned $1.5 million of other income, net, during the third quarter of 2000 compared to $0.9 million of other income, net, earned in the third quarter of 1999. Other income consists primarily of interest income, net of any interest expense. The increase in other income is primarily due to increased interest income on our cash balances, which increased significantly as a result of the sale of 1.5 million shares of our Common Stock during the third quarter of 2000. See "Liquidity and Capital Resources".

Provision for Income Taxes

     Our effective tax rate was 35.5% and 35.5% for the quarters ended October 1, 2000 and October 3, 1999, respectively.

Nine months ended October 1, 2000 and October 3, 1999

Net Sales

     Net sales increased by 62% to $326.2 million for the nine months ended October 1, 2000 from $201.4 million for the nine months ended October 3, 1999. The increase in revenue was primarily attributed to increased sales of our cellular and PCS products. For the nine months ended October 1, 2000, total sales of cellular products accounted for approximately 76% of revenues or $246.6 million, compared to approximately 73% of revenues or $147.1 million for the nine months ended October 3, 1999. Sales of PCS products accounted for approximately 24% of revenues or $79.4 million for the first nine months of 2000, compared to approximately 27% of revenues or $53.6 million for the first nine months of 1999. Sales of Other (over 2000 MHz) products accounted for less than 1% of sales for the first nine months of 2000. We had no sales of these products in the first nine months of 1999. Sales of LMR amplifiers accounted for no revenues for the nine months ended October 1, 2000, compared to less than 1% of revenues or $0.7 million for the nine months ended October 3, 1999.

     Total sales to North American customers accounted for approximately 79% of revenues or $257.1 million for the nine months ended October 1, 2000, compared with approximately 69% or $138.2 million for the nine months ended October 3, 1999. Our total international sales (excluding North American sales) accounted for approximately 21% of revenues or $69.1 million for the nine months ended October 1, 2000, compared with approximately 31% or $63.2 million for the nine months ended October 3, 1999. Total Asian sales accounted for approximately 9% of revenues in the first nine months of 2000 compared to approximately 20% of revenues in the first nine months of 1999.

     For the first nine months of 2000, total sales to Nortel accounted for approximately 48% of revenues and sales to Ericsson accounted for over 10% of revenues. For the first nine months of 1999, Nortel accounted for approximately 44% of revenues and sales to Lucent accounted for over 10% of revenues for this period. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Gross profit margins for the first nine months of fiscal 2000 and 1999 were 32.2% and 27.5%, respectively. The increase in gross margins during the first nine months of 2000 as compared to the first nine months of 1999 was primarily due to the final closure of the acquired Folsom manufacturing facility in the fourth quarter of 1999 and the resulting improvements in manufacturing operating costs. Also during the first nine months of 2000, sales of multi-carrier RF power amplifier products accounted for a greater percentage of product sales when compared to the first nine months of 1999. Our multi-carrier RF power amplifier products have traditionally carried higher margins than our single-carrier RF power amplifier products. See "Additional Factors That May Affect Future Results - Our Average Sales Prices are Declining."

Operating Expenses

     Sales and marketing expenses increased by 47% to $15.6 million for the nine months ended October 1, 2000 from $10.6 million for the nine months ended October 3, 1999. As a percentage of sales, sales and marketing expenses were 4.8% and 5.3% for the nine months ended October 1, 2000 and October 3, 1999, respectively. The increase in the dollar amount of sales and marketing expenses was primarily attributable to increases in the sales and marketing staff, and increased sales commissions related to increased product sales.

     Research and development expenses increased by 61% to $30.6 million for the nine months ended October 1, 2000 from $18.9 million for the nine months ended October 3, 1999. Research and development expenses as a percentage of sales for the nine months ended October 1, 2000 and October 3, 1999 were 9.4% and 9.4%, respectively. The increase in the dollar amount of research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development efforts, such as 3G developments, and existing product enhancement efforts.

     General and administrative expenses increased by 27% to $11.2 million for the nine months ended October 1, 2000, from $8.8 million for the nine months ended October 3, 1999. General and administrative expenses as a percentage of sales were 3.4% and 4.4%, respectively. The increase in the dollar amount of general and administrative expenses was attributable primarily to increased staffing costs associated with supporting our increased revenues and personnel.

Other Income (Expense)

     We earned $4.0 million of other income, net, during the first nine months of 2000 compared to $1.6 million of other income, net, earned in the first nine months of 1999. The increase in other income primarily reflects the retirement of the debt incurred as part of the HP Acquisition in March 1999, and the resulting elimination of interest expense associated with such debt. Other income consists primarily of interest income, net of any interest expense.

Provision for Income Taxes

     Our effective tax rate was 35.5% and 36.0% for the nine months ended October 1, 2000 and October 3, 1999, respectively. The decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.

Liquidity and Capital Resources

     We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of October 1, 2000, we had working capital of $197.6 million, including $124.6 million in cash and cash equivalents as compared with working capital of $118.6 million at January 2, 2000, which included $76.7 million in cash and cash equivalents.

     Net accounts receivable increased to $72.7 million at October 1, 2000 from $47.5 million at January 2, 2000, primarily due to increased sales volume during the third quarter of 2000 as compared to the fourth quarter of 1999. Net inventory increased to $43.2 million at October 1, 2000 from $31.7 million at January 2, 2000. Cash provided by operating activities was approximately $28.7 million for the nine months ended October 1, 2000, compared with $28.1 million for the nine months ended October 3, 1999.

     Net cash provided by financing activities was approximately $76.1 million for the first nine months of 2000 compared with $38.1 million of cash provided by financing activities for the first nine months of 1999. On August 23, 2000 we sold 1.5 million shares of our Common Stock at a price per share of $41.1875 to Deutsche Banc Alex.Brown pursuant to a previously filed shelf registration. Total net proceeds after offering expenses were approximately $61.7 million. As a comparison to the prior year period, during the first quarter of 1999 we received net proceeds of approximately $57.8 million from a public offering of
6.9 million shares (adjusted to reflect a three-for-one stock split on May 15, 2000) of our Common Stock. In addition, in March 1999 we utilized approximately $22.8 million of the 1999 proceeds to retire all outstanding bank debt associated with the HP Acquisition.

     Capital expenditures were approximately $56.8 million and $10.8 million for the first nine months of 2000 and 1999, respectively. On May 31, 2000, we paid $35.3 million for a 360,000 square foot facility located on approximately 22 acres of land in Santa Ana, California which we are planning to utilize as our Southern California headquarters and manufacturing facility. Approximately $20.5 million of the purchase price was allocated to the building, with the remaining $14.8 million allocated to land, which includes approximately 3 acres of undeveloped land. We are planning to consolidate our Southern California manufacturing operations, engineering, and headquarters facility to this facility during the first half of fiscal 2001. The remaining amount of capital spending during the first nine months of 2000 and the majority of capital spending during the first nine months of 1999 represents spending on electronic test equipment utilized in our manufacturing and research and development areas.

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

     On June 16, 2000 we entered into a revolving credit agreement with Comerica Bank-California, dated as of May 31, 2000. The credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (9.5%) at October 1, 2000 or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. There were no amounts outstanding as of October 1, 2000. The revolving credit facility terminates on May 31, 2001. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. We were in compliance with all covenants contained in the revolving credit facility at October 1, 2000. The full $20 million of the Revolving Commitment Amount was available to us at October 1, 2000.

     We had cash and cash equivalents of $124.6 million at October 1, 2000, compared with $76.7 million at January 3, 1999. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

     We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next 12 months. In addition to equipment purchases, over the next nine months we plan to spend approximately $15 million to make capital improvements to the manufacturing and headquarters facility we purchased on May 31, 2000. Currently, we plan to fund these expenditures from our existing cash balances. However, in the past, we have utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and expect to continue to selectively do so in the future. We may in the future require additional funds to support our working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.

Disclosure About Foreign Currency Risk

     A significant portion of our revenues have been derived from international sources, with our international customers accounting for approximately 21% of our revenues for the first nine months of fiscal 2000, 33% of our fiscal 1999 revenues and 41% of our fiscal 1998 revenues. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

     Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and
equity markets in the last few years.   Such weaknesses could negatively impact
demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers currently pay for our products with U.S. Dollars. Previously, the strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean
customers.   Such a significant increase in the local currency based cost of our
products makes them less attractive to such customers.   Accordingly, changes in
exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see "Additional Factors That May Affect Future Results--There are Many Risks Associated With International Operations."

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.
SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of adoption of SFAS No. 133 for one year. The Company will adopt SFAS No. 133 no later than the first quarter of fiscal year 2001. Currently, adoption of SFAS No. 133 is not expected to have a material impact on the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company is required to adopt no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Currently, adoption of SAB No. 101 is not expected to have a material impact on the Company's consolidated financial statements.

     In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events occurring after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's consolidated financial statements.

Additional Factors That May Affect Our Future Results

     Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated herein, which reflect our current expectations. These factors include the following:

     . the ability to add new customers to reduce our dependence on any one customer while maintaining our existing customers;
     . the ability to increase demand for our products from major wireless infrastructure OEMs;
     . the ability to produce both new and existing products which meet the quality standards of both our existing and potential new customers;
     . the ability to ramp-up production of new products in both a timely and cost effective manner;
     . industry specific factors, including slowdown in demand for wireless communications and RF power amplifiers;
     . the ability to timely develop and produce commercially viable products at competitive prices;
     .    the ability to manage rapid change in demand for our products;
     .    the availability and cost of components;
     .    the ability to finance our activities and maintain our financial liquidity;
     . the ability of our products to operate and be compatible with various OEMs' base station equipment;
     . worldwide and regional economic downturns and unfavorable political conditions;
     .    the ability to manage expense levels;
     .    the ability to manage future product repairs; and
     .    the ability to accurately anticipate customer demand.

A Significant Amount of Our Revenues Comes from a Few Customers

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as, Ericsson, Hyundai Electronics Industries Co. ("Hyundai"), LG Information & Communications, Ltd. ("LGIC"), Lucent, Motorola Inc. ("Motorola"), Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung Electronics Co. Ltd. ("Samsung"), as well as major operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless"), BellSouth Cellular Corp. ("Bellsouth") and Verizon Wireless ("Verizon Wireless").

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

     For the nine months ended October 1, 2000, our largest customer was Nortel, which accounted for approximately 48% of our net sales. For fiscal 1999, a total of five customers accounted for approximately 80% of our total revenue. The loss of any of our customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. The risks related to our customer concentration were magnified in 1998 due to certain of our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. For the first nine months of 2000, our South Korean customers including Hyundai, LGIC and Samsung, accounted for $26.7 million, or approximately 8% of our total net sales. During 1999, our South Korean customers accounted for approximately 21% of our total net sales or $62.2 million.

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

     Our sales to customers are usually made under purchase orders with short delivery requirements. While we receive periodic order forecasts, customers have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. In spite of these limitations, we maintain significant work-in-progress and raw materials inventory as well as increased levels of technical production staff to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we will have higher levels of inventory that face a greater risk of obsolescence and excess production staff. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may lack the inventory or manufacturing capacity to fill their orders in the time frame desired by the customer. Either situation could have a material adverse effect upon our business, financial condition and results of operations and future business with such customers.

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

  Our Average Sales Prices are Declining

     Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. Competition among third-party suppliers also has increased the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers which have significant leverage over us due to our limited customer base. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will decline.

     We anticipate that single carrier RF power amplifier products will continue to account for a large portion of our net sales going forward and that gross margins will decline on our multi-carrier RF power amplifiers as well. Sales of single carrier RF power amplifiers have been subject to intense price competition and carry lower gross profit margins than multi-carrier RF power amplifier products. If we cannot reduce manufacturing costs on our single carrier RF power amplifiers and such RF power amplifiers account for an increased percentage of net sales, our overall gross profit margins will fall. In addition, lower gross margins on our multi-carrier RF power amplifiers will cause our overall gross profit margins to decline.

  Our Failure to Manage Future Growth Could Have Adverse Effects

     Our ability to compete effectively and manage future growth depends on our ability to:

     . effectively expand, train and manage our work force, particularly in response to fluctuations in demand for various products;
     . manage production and inventory levels to meet product demand and new product introductions;
     . introduce new products into production and ramp-up such production in a cost effective manner;
     .    expand production capacity while maintaining a high quality level;
     . obtain additional production equipment on short lead times in order to meet increases in production demand;
     .    manage and improve production quality;
     . expand both the range of customers and the geographic scope of our customer base;
     .    reduce product costs; and
     . improve financial and management controls, reporting systems and procedures.

     We are not able to guarantee that we will be able to achieve any or all of the above factors in an appropriate manner. Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

     We Recently Acquired a New Facility and are Currently Consolidating our Manufacturing Operations, Engineering and Headquarters Facility to This New Location

     On May 31, 2000 we acquired a 360,000 square foot facility located on approximately 22 acres of land for $35.3 million. Approximately 85,000 square feet are being sublet to an unrelated third party, with the remaining 275,000 square feet available for us. This facility requires substantial re-design and building improvements before we can relocate our operations to it. We began the transition of our manufacturing operations to this new facility in the third quarter of 2000, and we currently expect to have all of our manufacturing operations relocated to this facility within the next nine months. We also are planning to relocate our administrative departments, as well as our Southern California engineering and sales and marketing operations to this new facility within a similar time frame. Moving our manufacturing operations to a new facility entails numerous risks to our business operations, including the risk that we will not complete the moves on schedule; that we will not obtain recertification of our production lines in a timely manner from our customers who require production line qualifications; that the costs to re-design and improve the facility will escalate and exceed our current expectations; that the new facility will not function properly and that we will not achieve the desired benefits from consolidating our operations at one facility. If any of these or other risks occur they could have a material adverse affect on our business, financial condition and results of operations.

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

  There are Many Risks Associated With International Operations

     For the first nine months of 2000, international revenues (excluding North American sales) accounted for approximately 21% of our total net sales. For fiscal years 1999, 1998 and 1997, international revenues (excluding North American sales) accounted for approximately 33%, 41% and 84% respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

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

We Previously Have Relied Upon the South Korean Market

     Three of our customers, Hyundai, LGIC and Samsung, are based in South Korea and collectively accounted for approximately 8% of our net sales for the first nine months of fiscal 2000. Historically, we have had a larger exposure to the South Korean market. For fiscal year 1999, customers based in South Korea collectively accounted for approximately 21% of our net sales and they accounted for approximately 30% of our net sales for fiscal 1998, and approximately 83% of net sales for fiscal 1997. These customers have purchased products primarily for deployment in the South Korean digital cellular and PCS networks.

     The build-out of the South Korean digital cellular networks began in 1995 with two independent service providers offering digital CDMA service beginning in 1996. In contrast, the build-out of the South Korean PCS networks began in the third quarter of 1997 with four service providers. We provided multi-carrier cellular RF power amplifiers starting from the initial stages of the digital cellular network buildout in South Korea. During 1997, we began shipping, in volume, PCS single carrier RF power amplifiers for use in the new PCS networks being built in South Korea. Sales to our South Korean customers for the South Korean PCS networks represented substantially all of our PCS sales during fiscal 1997 and approximately 86% of our PCS sales for the first nine months of fiscal 1998. Since 1998, our South Korean PCS Sales have significantly declined while our non-South Korean PCS sales have significantly increased.

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

     Our future success depends largely upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from us. Recently, Ericsson announced that it had agreed to purchase Microwave Power Devices, Inc., one of our competitors. We cannot predict the ultimate impact this proposed purchase will have on our business with Ericsson. Any potential reduction in our business with Ericsson could have a negative impact on our business, financial condition and results of operations. In addition, various companies could also directly compete with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, there would be a material adverse effect on our business, financial condition and results of operations.

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

     We also continue efforts to improve our existing cellular and PCS lines of RF power amplifier products and to reduce the costs of such products. Any delays in the shipment of these products may cause customer dissatisfaction and delay or loss of product revenues.

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

  Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities

     Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers regularly produce RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. Recently, Ericsson, one of our OEM customers, announced that it had agreed to purchase Microwave Power Devices, Inc., one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely, or expand their reliance, on us as an external source of supply for their RF power amplifiers.

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

     Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

     We rely upon trade secrets to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and limit access to and distribution of our proprietary information. We hold a total of five U.S. Patents for various aspects of our technology. In addition, we have applied for several additional U.S. and international patents for various aspects of our proprietary technology. These efforts assist us in relying upon the knowledge and experience of our management and technical personnel, to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

  Risk of Litigation

     We are subject to various legal proceedings from time to time as part of our business. In July 1998, lawsuits were filed by certain of our stockholders against us and certain of our present and former directors and officers. These lawsuits were consolidated and an amended complaint was filed in December 1998. The stockholders bringing these lawsuits claim to represent a class consisting of all persons who purchased our Common Stock between June 4, 1997 and January 16, 1998. The consolidated action alleges, among other things, that we (and certain of our present and former officers and directors) violated federal securities laws by making misrepresentations designed to artificially inflate our stock price and allow certain individuals to sell their Common Stock at artificially inflated prices. The parties reached an agreement to settle the lawsuit for $3,000,000, which is entirely within the limits of the Company's first layer of insurance coverage. In accordance with the requirements of Federal Rule of Civil Procedure Rule 23, the settlement was approved by the United States District Court for the Central District of California on August 21, 2000, and the consolidated action was dismissed with prejudice. The settlement agreement provides that the settlement is in no way an admission of wrongdoing on the part of the Company or any of its present or former officers and directors.

     In September 1999, a former customer filed a lawsuit against us. The lawsuit alleges, among other things, that we sold defective LMR products to this customer from 1994 to 1998. The lawsuit sought direct damages in the amount of $1.6 million as well as unspecified punitive damages. We deny these allegations of wrongdoing. In November 2000 the parties reached a preliminary agreement to settle this lawsuit. Such settlement will not have a material adverse effect on the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     It is our current policy to not enter into derivative financial instruments. We do not currently have any significant foreign currency exposure since we do not transact business in foreign currencies. Due to this, we do not have any significant overall currency exposure at October 1, 2000.

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

Exhibit
Number
------

27.1    Financial Data Schedule.

        (b) No reports have been filed on Form 8-K for the quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          POWERWAVE TECHNOLOGIES, INC.


Date:   November 13, 2000             By: /s/ Kevin T. Michaels
                                      ------------------------------------------
                                              Kevin T. Michaels
                                              Senior Vice President, Finance and
                                              Chief Financial Officer