Form 10-K
period 2000-12-31
POWERWAVE TECHNOLOGIES INC
filed 2001-03-23
CIK 1023362

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________  to  ____________

                        Commission File Number 000-21507

                             -----------------

                         POWERWAVE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

          Delaware                                              11-2723423
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                            1801 E. St. Andrew Place
                              Santa Ana, CA 92705
               (Address of principal executive offices, zip code)

                                 (714) 466-1000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class:
                             -------------------
                        Common Stock, Par Value $.0001

                               -----------------

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

  As of February 28, 2001, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $988,845,841 computed using the closing price of $15.6406 per share of Common Stock on February 28, 2001 as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 28, 2001 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 63,779,314.

  Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year.

================================================================================

This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the timing for the Company's facilities consolidation, the level of expected capital expenditures and 3G product trends. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to, the Company's management and are subject to certain risks, uncertainties and assumptions.
Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. The actual results of Powerwave Technologies, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 12-30. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.


                                     PART I

ITEM 1.  BUSINESS

General

  Powerwave Technologies, Inc. ("Powerwave" or the "Company" or "our" or "we") was incorporated in Delaware in January 1985 under the name Milcom International, Inc. and we changed our name to Powerwave Technologies, Inc. in June 1996. Powerwave designs, manufactures and markets ultra-linear radio frequency ("RF") power amplifiers for use in the wireless communications market. RF power amplifiers, which are key components of wireless communications networks, increase the signal strength of wireless transmissions from the base station to the handset while reducing interference, or "noise." Less noise enables wireless service providers to deliver clearer call connections and reduces the number of interrupted or dropped calls.

  Powerwave manufactures both single and multi-carrier RF power amplifiers for a variety of frequency ranges and transmission protocols. Single carrier RF power amplifiers ("SCPA") typically amplify a specific radio channel. Multi-carrier RF power amplifiers ("MCPA") are capable of amplifying several radio channels at one time by integrating the functions of several SCPA units and cavity filters within a single MCPA unit. Powerwave's products are currently being utilized in wireless networks operating in the 800-1000 megahertz (MHz) and the 1800-2000 MHz frequency ranges. We have developed and sold a limited number of products for use in networks that will operate in the 2100 MHz frequency range. Our products support a wide range of transmission protocols including analog protocols such as AMPS and TACS and digital protocols such as CDMA, TDMA, and GSM. We have also developed and introduced RF power amplifiers for third generation ("3G') transmission protocols such as UMTS, W-CDMA and cdma2000.

  We believe that our future success depends upon our ability to broaden our customer base and continued growth in demand for wireless services. For the fiscal year ended December 31, 2000, our largest customer was Nortel Networks Corporation and related entities ("Nortel"), which accounted for approximately 47% of our net sales. Also, for fiscal year 2000, our next three largest customers (in alphabetical order), Cingular Wireless, LM Ericsson Telephone Company ("Ericsson"), and Verizon Wireless, each accounted for more than 5% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition.

See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

  A limited number of large original equipment manufacturers ("OEMs") account for a majority of RF power amplifier purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. Such action would have a material adverse effect on our business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  We have experienced, and expect to continue to experience, declining average sales prices for both our multi-carrier and single carrier amplifier products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the RF power amplifier market have put continued pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins will decline over time and that in order to maintain or improve our gross margin we must achieve manufacturing cost reductions and we must develop new products that incorporate advanced
features that may generate higher gross margins.   See "Additional Factors That
May Affect Future Results--A Significant Amount of Our Revenues Comes from a
Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; --Declining Average Sales Prices; and --There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Significant Business Developments in Fiscal 2000

  In February 2000, Carl W. Neun and Safi U. Qureshey joined Powerwave's Board of Directors, increasing the total number of directors to eight.

  On May 31, 2000, we paid $35.3 million for a 360,000 square foot facility located on approximately 22 acres of land in Santa Ana, California, which we are planning to utilize as our Southern California headquarters and manufacturing facility. Approximately 85,000 square feet is being sublet to an unrelated third
party, with the remaining 275,000 square feet available for us.   Approximately
$20.5 million of the purchase price was allocated to the building, with the remaining $14.8 million allocated to land, which includes approximately three acres of undeveloped land. We began the retrofitting of this facility in the third quarter of 2000 and we currently expect to have our Southern California operations relocated to this facility by the end of the first quarter of fiscal 2001.

  On April 26, 2000, Powerwave's shareholders approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 40,000,000 to 135,000,000 and effect a three-for-one stock split of Powerwave's Common Stock. The effective date of the three-for-one stock split was May 15, 2000.

  On August 23, 2000 we sold a total of 1.5 million shares of our Common Stock at a price per share of $41.1875 to Deutsche Banc Alex.Brown pursuant to a previously filed shelf registration. Total net proceeds after offering expenses were approximately $61.7 million.


Industry Segments and Geographic Information

  Powerwave operates in one industry segment: the design, manufacture and marketing of RF power amplifiers for use in wireless communications networks. We currently market our products through our own internal sales force as well as independent sales representatives. For the purposes of Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures About Segments of an Enterprise and Related Information, we have provided a breakdown of our business utilizing the management approach in Note 14 of the "Notes to Consolidated Financial Statements" under Item 8, "Financial Statements and Supplementary Data." Utilizing the management approach, we have broken down our business based upon the RF frequency in which the product is utilized in, i.e. 800-1000 MHz commonly referred to as "Cellular", 1800-2000 MHz, commonly referred to as "PCS" and 2000+ MHz, which includes third generation frequency bands. A summary of our sales by geographic region is incorporated herein by reference from Note 14 of the "Notes to Consolidated Financial Statements" under
Item 8, "Financial Statements and Supplementary Data."


Business Strategy

  Powerwave's strategy is to become the leading supplier of advanced RF power amplifier solutions to the wireless communications industry and includes the following key elements:

 . provide leading technology to the RF power amplifier industry through research and development that continues to improve our product's technical performance and establishes new levels of technical performance;

 . utilize our research and development efforts to raise our productivity and to lower costs;

 . leverage our position as a leading supplier of both single carrier and multi-carrier RF power amplifiers to increase our market share and expand our relationships with our existing customers;

 . continue to expand our customer base of wireless network OEMs and leading wireless network operators; and

 . maintain our focus on the quality, reliability and manufacturability of our RF power amplifier products.

  Our focus on RF power amplifier technology and the experience we have gained through the implementation of our products in both analog and digital wireless networks throughout the world has enabled us to develop substantial expertise in both multi-carrier and single carrier RF power amplifier technology. We intend to continue to research and develop new methods to improve RF power amplifier performance, including efforts to support third generation transmission standards known as 3G. We believe that both our existing products and new products in development will enable us to continue to expand our customer base by offering a broad range of products to meet the diverse requirements of wireless OEMs and network operators. We also intend to leverage our product lines in an attempt to expand our relationships with our existing customers and to add new customers. Powerwave has developed the ability to manufacture both multi-carrier and single carrier RF power amplifiers in a standard, repeatable manner, which allows for increased production levels. We believe that we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies. We also believe that our focus on the manufacturability of our RF power amplifier designs should help us to increase our manufacturing productivity while reducing our product costs. We believe that this ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of RF power amplifiers.

  If we are unsuccessful in designing new products or improving and reducing the costs of our products, such inability to fulfill these objectives would have a negative effect on our gross profit margins, business, results of operations and financial condition. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of volume purchasing could also adversely effect our cost competitive advantage, which would negatively affect our gross profit margins, business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining; and --We May Fail to Develop Products that are Sufficiently Manufacturable or of Adequate Quality and Reliability" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Markets

  We sell our RF power amplifier products into various segments of the wireless communications market. We have defined these segments based upon the RF frequency in which the product is utilized. The majority of our sales are to the 800-1000 MHz and the 1800-2000 MHz markets. We have also begun to sell products for use in the 2000+ MHz markets.

  Wireless networks typically utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station which uses wireless technology to receive and transmit calls via base stations (BTS) and the wireline public switched telephone network ("PSTN"). Cellular networks typically operate within the 800 and 900 MHz bandwidths of the radio spectrum and utilize either analog or digital protocols. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks typically operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Third generation ("3G") networks are expected to primarily operate in the 2100 MHz range. Transmissions at the higher frequencies utilized by PCS and 3G networks have shorter transmission waves as compared to cellular frequency transmissions, which tends to limit the distances transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, wireless networks operating at high frequency ranges may require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic area.

  In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. Originally, cellular base stations in analog networks used single carrier RF power amplifiers for each frequency channel allocated to the cell. With the use of MCPA technology, transmission signals can now be amplified simultaneously through a single multi-carrier RF power amplifier which allows for the simultaneous amplification of all channels within a base station. Multi-carrier RF power amplifiers require significantly higher linearity than do single carrier designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for cavity filters for each channel, multi-carrier RF power amplifiers reduce overall deployment and maintenance costs associated with base stations. Many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to move from analog networks to digital networks.

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


Products

  Powerwave offers both single and multi-carrier RF power amplifiers for use in cellular networks, including ultra-linear multi-carrier RF power amplifiers for CDMA, cdma2000, TDMA and GSM digital cellular systems as well as analog systems utilizing AMPS and TACS protocols. We also offer both single and multi-carrier RF power amplifiers for use in PCS networks that operate in the international DCS-1800 frequency (1800 MHz) and the United States PCS band at 1900 MHz. Typical system applications include CDMA, TDMA, and GSM protocols with output power ranging from 5W to 100W.

  Our ultra-linear multi-carrier RF power amplifiers utilize feedforward technology, and typically pre-distortion. Our multi-carrier designs also utilize an actively switched output combiner (3 or 4 way), which allows any number of RF power amplifiers to be "hot-swapped", or interchanged, without a significant loss of power. This design also allows for true cold standby switching of a standby RF power amplifier, thereby providing network operators with a backup redundancy solution for even greater reliability. These RF power amplifiers are designed to be installed in racks of three or four RF power amplifiers. Smart combiner paralleling units allow for both higher power as well as system redundancy, which is the ability of the system to remain operational in the event of the failure of one or more of the paralleled RF power amplifiers.

  We offer various versions of our multi-carrier RF power amplifiers providing from 25 to 140 Watts (W) or more of average power with maximum distortion of up to -65dBc or better. Up to 4 units can be combined in parallel utilizing our fully redundant smart combiner racks for various effective average power ratings.

  We also offer single carrier RF power amplifiers for GSM, CDMA and TDMA operating systems. Products are available in a wide range of RF output levels. These products are available in versions ranging from complete stand-alone units to highly integrated RF power amplifiers for tower-top applications.

  3G UMTS networks (which will initially operate in the 2100 MHz spectrum) will generally utilize the W-CDMA 3G transmission protocol. The buildout of these networks is expected to begin in different parts of the world, primarily in Asia and Europe. OEMs have or are in the process of developing base stations to support these 3G networks. We have developed and are continuing to develop RF power amplifiers for use in 3G base stations. We have produced and sold a limited number of these 3G RF power amplifiers to certain of our OEM customers.

  Our multi-carrier RF power amplifiers range in price from $3,500 to over $15,000 per RF power amplifier, based upon the specification requirements. Our single carrier RF power amplifiers range in price from $500 to $4,500 per RF power amplifier depending upon product type and specifications. We also sells racks, cabinets and combiners for multiple RF power amplifiers, ranging in price from $1,000 to over $7,500, depending upon specifications.


Customers

  We sell our products to customers worldwide, including a variety of wireless OEMs, such as Ericsson, LG Electronics ("LG") formerly LG Information & Communications, Ltd., Lucent Technologies, Inc. ("Lucent"), Metawave Communications Corporation ("Metawave"), Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung Electronics Co. Ltd. ("Samsung"). We also sell our products to operators of wireless networks, such as AT&T Wireless Services ("AT&T Wireless"), Cingular Wireless and Verizon Wireless.

  For the fiscal year ended December 31, 2000, our largest customer was Nortel, which accounted for approximately 47% of our net sales. Also, for fiscal year 2000, our next three largest customers (in alphabetical order), Cingular Wireless, Ericsson and Verizon Wireless each accounted for more than 5% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

  Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products, particularly our base station RF power amplifiers, are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders which can be subject to cancellation, postponement or other types of delays. While certain customers provide us with forecasted needs, they are typically not bound by such forecasts.

  International sales (excluding North American sales) of our products amounted to approximately 21%, 33%, and 41% of net sales for the years ended December 31, 2000, January 2, 2000, and January 3, 1999, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any material difficulty in obtaining required permits or licenses. Foreign sales also subject us to risks related to political upheaval and economic downturns in foreign nations and regions, such as the economic downturn in the South Korean and Asian markets in fiscal 1998 and the Brazilian market during 1999. In addition, historically our foreign customers typically pay for our products with U.S. Dollars. As such, a strengthening of the U.S. Dollar as compared to a foreign customer's local currency effectively increases the cost of our products for that customer, thereby making our products less attractive to such customers. See "Additional Factors That May Affect Future Results-- There are Many Risks Associated With International Operations" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Service and Warranty

  Our warranties vary by customer and product type and typically cover defects in materials and workmanship. We perform warranty obligations and other maintenance services for our products at our facilities in Southern California and Seoul, South Korea. We currently have service employees located in South Korea and utilize our South Korean sales representative location to provide service and support for the Asian region.


Product Development

  We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased power in the RF amplification process. We also invest significant resources in the development of new amplifier products to support new transmission protocols, including EDGE and third generation protocols such as W-CDMA and cdma2000. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our research and development staff consisted of 204 people as of December 31, 2000. Expenditures for research and development amounted to approximately $41.1 million in 2000, $26.3 million in 1999 and $13.5 million in 1998. See "Additional Factors That May Affect Future Results--We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

  Our current domestic competitors include AML Communications, Inc. and Spectrian Corporation. We also compete with a number of foreign and privately held companies throughout the world, the subsidiaries of certain multinational corporations and the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs such as Ericsson, Lucent, Motorola Corporation ("Motorola"), Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the RF amplifier marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF amplifier marketplace.

  Powerwave's success depends in large part upon the rate at which wireless infrastructure OEMs incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some of these companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as Powerwave. Recently, Ericsson purchased Microwave Power Devices, Inc., one of our competitors. We cannot predict the ultimate impact this purchase will have on our business with Ericsson. Any potential reduction in business from Ericsson could have a negative impact on our business, financial condition and results of operations. In addition, various companies could also directly compete with Powerwave by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure OEMs, there will be a material adverse effect on our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities; and --The Market in Which We Operate is Highly Competitive" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


Backlog

  Our backlog of orders was approximately $84.5 million on December 31, 2000, compared to approximately $98.2 million on January 2, 2000. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Product orders in our backlog are frequently subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. We regularly review our backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a six-month period. We make adjustments as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.


Manufacturing and Suppliers

  Our headquarters and our manufacturing facility are located in Irvine, California. We have purchased a facility in Santa Ana, California and expect to complete the relocation of our operations to this facility during the first quarter of 2001. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials used by us consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

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

  We have been ISO 9001 certified since 1996. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified.


Intellectual Property

  We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. In 1998, we were granted our first U.S. patent for an aspect of our multi-carrier technology. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 10 U.S. patents, and as of December 31, 2000 we have 15 separate U.S. patent applications filed, with multiple additional international patents filed. All of these efforts along with the knowledge and experience of our management and technical personnel strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

  Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our intellectual property, or our intellectual property or proprietary technology may otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which our products are or may be sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

  The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that companies in our industry may face more frequent infringement claims. We may in the future be notified that we are infringing upon certain patent or other intellectual property rights of others. Although we are not aware of any pending or threatened intellectual property lawsuits against us, we cannot guarantee that such litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customers' ability to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.


Employees

  As of December 31, 2000, Powerwave had 1,295 full and part-time employees, including 960 in manufacturing, 204 in research and development, 50 in sales and marketing and 81 in general and administration. None of our employees are represented by a union. We believe that our relations with our employees are good.


Contract Personnel

  Powerwave also utilizes contract personnel hired from third party agencies. As of December 31, 2000, Powerwave was utilizing approximately 510 contract personnel, primarily in our manufacturing operations.


ITEM 2.  PROPERTIES

  Our Irvine, California headquarters and manufacturing facility occupy a 105,000 square foot building under a lease expiring in July 2006. Our sales and research and development departments occupy a 34,000 square foot building adjacent to our headquarters and manufacturing facility under a lease also expiring in July 2006. We have entered into an agreement to terminate the leases of these two facilities as of June 30, 2001. We lease a 61,300 square foot warehouse space in Irvine, California under a lease expiring in March 2002. We plan to vacate this facility during the first quarter of 2001.

   In May 2000, we purchased our new Southern California headquarters and manufacturing facility located in Santa Ana, California. This new facility has approximately 360,000 square feet, of which 275,000 will be available to us. The remaining 85,000 square feet is being sublet to an unrelated third party. We have also entered into an agreement to lease a 115,000 square foot warehouse facility in Santa Ana, California. The lease on this warehouse facility commences on April 15, 2001 and has a expiration date of March 31, 2007.

   We lease 20,000 square feet in El Dorado Hills, California under a lease expiring in January 2005 for our Northern California research and development staff and we have entered into an agreement to lease an additional 11,500 square feet in another facility, also in El Dorado Hills.

  We believe that our new headquarters and manufacturing facility as well as our remaining leased facilities provide adequate space for our operations.


ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings from time to time as part of our business. In September 1999, a former customer filed a lawsuit against us. The lawsuit alleged, among other things, that we sold defective LMR products to this customer from 1994 to 1998. We denied these allegations of wrongdoing. In December 2000, the parties settled this lawsuit. The settlement did not have a material adverse effect on the Company.

  Powerwave is not currently party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any potential future litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of 2000.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Powerwave's Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave's Common Stock for the periods indicated.

                                                    High            Low
                                                  ---------      ---------
Fiscal Year 2000
     First Quarter Ended April 2, 2000...........  $68.3333       $15.2917
     Second Quarter Ended July 2, 2000...........  $74.0000       $27.1667
     Third Quarter Ended October 1, 2000.........  $52.0000       $27.1875
     Fourth Quarter Ended December 31, 2000......  $75.3750       $30.3750

  Fiscal Year 1999
     First Quarter Ended April 4, 1999...........  $10.3958       $ 5.6042
     Second Quarter Ended July 4, 1999...........  $12.2917       $ 7.2083
     Third Quarter Ended October 3, 1999.........  $16.5833       $10.1250
     Fourth Quarter Ended January 2, 2000........  $26.6875       $15.9375

  There were approximately 90 stockholders of record as of February 28, 2001. We believe there are approximately 32,000 stockholders of Powerwave's Common Stock held in street name. We have not paid any dividends to date and do not anticipate paying any dividends on the Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

  During fiscal 2000, Powerwave issued an aggregate total of 2,913,100 nonqualified stock options to purchase Common Stock pursuant to Powerwave's 1995 Plan, 1996 Plan, 2000 Plan and Director Plan to officers, directors and employees of Powerwave at prices ranging from $15.42 to $73.56 per share. Of this total, 3,450 options were granted pursuant to the 1995 Plan, 2,162,150 options were granted pursuant to the 1996 Plan, 537,500 options were granted pursuant to the 2000 Plan and 210,000 options were granted pursuant to the 1996 Director Plan. Exemption from the registration provisions of the Securities Act of 1933 (the "Act") is claimed, among other exemptions, with respect to the grant of options referred to above, on the basis that the grant of options did not involve a "sale" of securities and, therefore, registration thereof was not required and, with respect to the exercise of options referred to above, on the basis that such transactions met the requirements of Rule 701 as promulgated under Section 3(b) of the Act.

  On August 23, 2000 we sold a total of 1.5 million shares of our Common Stock at a price per share of $41.1875 to Deutsche Banc Alex.Brown pursuant to a previously filed shelf registration. Total net proceeds after expenses were approximately $61.7 million.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data have been derived from Powerwave's consolidated statements of operations for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, and consolidated balance sheets as of December 31, 2000, and January 2, 2000, and have been audited by Deloitte & Touche LLP, independent auditors. Powerwave's consolidated statements of operations for the fiscal years ended December 28, 1997 and December 29, 1996 and consolidated balance sheets as of January 3, 1999, December 28, 1997 and December 29, 1996 which are not included herein, have also been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                                        Fiscal Years Ended
                                             -------------------------------------------------------------------
                                             December 31,   January 2,    January 3,   December 28  December 29,
                                                 2000          2000          1999          1997        1996
                                             -------------------------------------------------------------------
                                                             (in thousands, except per share data)
Consolidated Statements of Operations Data:
Net sales ..................................   $447,422      $292,547      $100,231      $119,709     $60,331
Operating income (loss).....................   $ 64,717      $ 28,725      $ (7,001)     $ 23,257     $12,435
Net income (loss)...........................   $ 45,653      $ 20,265      $ (2,966)     $ 16,191     $ 7,622
Basic earnings (loss) per share (1).........   $   0.75      $   0.34      $  (0.06)     $   0.32     $  0.22
Diluted earnings (loss) per share (2).......   $   0.71      $   0.33      $  (0.06)     $   0.31     $  0.17
Basic weighted average common shares (1)....     61,953        58,480        51,534        50,874      34,380
Diluted weighted average common shares (2)..     65,313        60,671        51,534        52,308      43,818

Consolidated Balance Sheet Data:
Cash and cash equivalents...................   $128,733      $ 76,671      $ 13,307      $ 67,433     $32,386
Working capital.............................   $196,733      $118,566      $ 35,210      $ 67,512     $33,243
Total assets................................   $393,797      $223,038      $131,985      $101,683     $46,932
Long-term debt..............................   $     42            --      $ 17,621      $    659     $   520
Total shareholders' equity..................   $316,272      $169,779      $ 71,070      $ 75,480     $36,843

(1) The 1996 shares outstanding for basic earnings per share includes the weighted average common shares outstanding for the year and the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 15,191,550 shares of Common Stock for the period from December 6, 1996 to December 29, 1996. Giving effect to our initial public offering in December 1996, conversion of Series A Convertible Preferred Stock into shares of Common Stock for all of 1996 would have resulted in basic earnings per share of $0.18 and weighted average shares outstanding of 42,543,537.

(2) 1996 shares outstanding give effect to the conversion of 3,375,900 shares of Series A Convertible Preferred Stock into 15,191,550 shares of Common Stock and the reversal of accrued dividends payable thereon which occurred upon the completion of our initial public offering of Common Stock on December 6, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.


Results of Operations

  The following table summarizes Powerwave's results of operations as a percentage of net sales for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999.

                                                   As a Percentage of Net Sales
                                           -------------------------------------------
                                                        Fiscal Years Ended
                                           -------------------------------------------
                                           December 31,     January 2,      January 3,
                                               2000            2000            1999
                                           ------------     ----------      ----------
Net sales..............................       100.0%           100.0%         100.0%
Cost of sales..........................        68.2             71.9           65.9
                                              -----            -----          -----
Gross profit...........................        31.8             28.1           34.1
Operating expenses:
  Sales and marketing..................         4.7              5.2            9.5
  Research and development.............         9.2              9.0           13.4
  General and administrative...........         3.4              4.1            5.8
  In-process research and development..          --               --           12.4
                                              -----            -----          -----
Total operating expenses...............        17.3             18.3           41.1
                                              -----            -----          -----
Operating income (loss)................        14.5              9.8           (7.0)
Other income, net......................         1.3              1.0            2.3
                                              -----            -----          -----
Income (loss) before income taxes......        15.8             10.8           (4.7)
                                              -----            -----          -----
Provision (benefit) for income taxes...         5.6              3.9           (1.7)
                                              -----            -----          -----
Net income (loss)......................        10.2%             6.9%          (3.0)%
                                              =====            =====          =====

Years ended December 31, 2000 and January 2, 2000

 Net Sales

  Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 53% to $447.4 million for the year ended December 31, 2000 from $292.5 million for the year ended January 2, 2000. The increase in revenue was primarily attributable to increased demand for our products. For the year ended December 31, 2000, total sales of products for networks in the 800-1000 MHz range (including both single and multi-carrier RF power amplifiers and associated equipment) accounted for approximately 78% of revenues or $348.3 million, compared to approximately 74% or $215.0 million for the year ended January 2, 2000. Sales of RF power amplifiers and associated products for networks in the 1800-2000 MHz range (consisting mainly of single carrier RF power amplifiers) accounted for approximately 21% of revenues or $96.1 million for the year ended December 31, 2000, compared to approximately 26% or $76.8 million for the year ended January 2, 2000. Sales of amplifiers for use in networks over 2100 MHz accounted for approximately 1% of sales or $3.0 million for the year ended December 31, 2000 and no revenue for the prior year. We currently expect that sales of amplifiers for use in networks over 2100 MHz will account for a significantly larger percentage of sales in the future.

  We track the geographic location of our sales based upon the location to which we ship products. Since many of our customers receive products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are not able to identify the final installation location of our products. Based upon the location to which we ship our products, North America has accounted for the majority of our sales. Sales to customers in North America accounted for approximately 79% of revenue or $352.7 million for the year ended December 31, 2000 compared with approximately 67% of revenue or $195.3 million for the year ended January 2, 2000. Our total international sales (excluding North American sales) accounted for approximately 21% of revenues or $94.7 million for the year ended December 31, 2000, compared with approximately 33% or $97.3 million for the year ended January 2, 2000. Total Asian sales accounted for approximately 10% of revenues or $44.6 million for the year ended December 31, 2000 compared to approximately 21% of revenues or $62.2 million for the year ended January 2, 2000. See "Additional Factors That May Affect Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is tied to the Growth of the Wireless Service Market: and --There are Many Risks Associated With International Operations."

  For fiscal 2000, total sales to Nortel accounted for approximately 47% of revenues and sales to the following customers (in alphabetical order), Cingular Wireless, Ericsson and Verizon Wireless each accounted for over 5% of revenues for the year. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent, Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Europe, Brazil, Asia, South America and other areas. Such factors include economic or political problems in the wireless operator's operating region, delays in government approvals required for system deployment, delays in the development of new network architecture, reduced subscriber demand for wireless services and high costs of
wireless spectrum licenses and network infrastructure.   In addition, a number
of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their
demand for external supplies of RF power amplifiers.   Such factors include
lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Some OEMs such as Ericsson, have acquired our competitors to strengthen their vertical integration. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations can cause a significant reduction in revenues or reduction in operating income which could have a material adverse effect on our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

 Gross Profit

  Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for fiscal 2000 and 1999 were 31.8% and 28.1%, respectively. The increase in gross margins during fiscal 2000 as compared to fiscal 1999 was primarily due to the final closure of the acquired Folsom manufacturing facility in the fourth quarter of 1999 and the resulting improvements in manufacturing operating costs in fiscal 2000 as compared to fiscal 1999. Also during fiscal 2000, sales of multi-carrier RF power amplifier products accounted for a greater percentage of product sales when compared to fiscal 1999. Our multi-carrier RF power amplifier products have traditionally carried higher margins than our single carrier RF power amplifier products. While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we currently expect that our next generation multi-carrier products will not obtain the level of gross margins that our multi-carrier products have historically obtained. There can be no assurance that our cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to obtain cost reductions through our manufacturing and or engineering efforts, our gross margins and profitability will continue to be adversely affected. See "Additional Factors That May Affect Future Results--Our Average Sales Prices are Declining."

  As part of our acquisition in October 1998 of Hewlett-Packard Company's ("HP") RF power amplifier business for approximately $65.9 million (the "HP Acquisition") we completed an allocation of the purchase price of the acquisition to both the tangible and intangible assets and liabilities acquired in the acquisition. The purchase price allocation is included in our financial statements for the year ended January 3, 1999, and includes an allocation of $11.5 million to developed technology acquired and $0.2 million to workforce. These amounts were capitalized and are being amortized on a straight-line basis over five and ten years, respectively, and such amortization is included in cost of sales. For both fiscal 2000 and 1999, approximately $2.3 million was amortized and included in cost of sales. See Note 17 of the Notes to Consolidated Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition. As an additional part of the HP Acquisition, we assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. During fiscal 2000 and 1999, we incurred warranty expenses of approximately $0.4 million and $0.7 million respectively, which were offset against specific liabilities assumed in the acquisition.

  The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that average sales prices of our products will continue to decrease. We have introduced new products at lower sales prices. These lower sales prices have impacted the average sales prices of our products. Future pricing actions by us and our competitors may also adversely impact our gross profit margins and profitability, which could also result in decreased liquidity and adversely affect our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change."

 Operating Expenses

  Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses and trade show expenses. Sales and marketing expenses increased by 40% to $21.2 million for the year ended December 31, 2000 from $15.2 million for the year ended January 2, 2000. As a percentage of sales, sales and marketing expenses were 4.7% and 5.2% for the years ended December 31, 2000 and January 2, 2000, respectively. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increases in sales commission costs and increased staffing levels associated with our increased revenues. For both fiscal 2000 and fiscal 1999, a total of approximately $0.8 million related to the customer list and non-compete agreement acquired in the HP Acquisition has been amortized and
included in sales and marketing expenses.   See Note 17 of the Notes to
Consolidated Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition.

  Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include PCS, cellular and third generation "3G" products. Research and development expenses increased by 56% to $41.1 million for the year ended December 31, 2000 from $26.3 million for the year ended January 2, 2000. Research and development expenses as a percentage of sales for the years ended December 31, 2000 and January 2, 2000 were 9.2% and 9.0%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts.

  General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 27% to $15.3 million for the year ended December 31, 2000 from $12.1 million for the year ended January 2, 2000. General and administrative expenses as a percentage of sales for the years ended December 31, 2000 and January 2, 2000 were 3.4% and 4.1%, respectively. The increase in general and administrative expenses in absolute dollars is primarily attributable to increased staffing costs associated with supporting our increased revenues and personnel.

  As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired was capitalized on our balance sheet. This amount is being amortized over ten years and is included in general and administrative expenses. For both the year ended December 31, 2000 and the year ended January 2, 2000, approximately $0.5 million was amortized and included in general and administrative expenses. For more information concerning the purchase price allocation associated with the HP Acquisition, see Note 17 of the Notes to Consolidated Financial Statements.

 Other Income

  The Company earned other income, net, of $6.1 million in fiscal 2000 compared to $2.8 million for fiscal 1999. Other income consists primarily of interest income, net of any interest expense and net tenant rental income from a tenant
in the building we purchased in May 2000.   The increase in other income is
primarily due to increased net interest income as a result of higher average cash balances during fiscal 2000 as compared to fiscal 1999 as well as the addition of net tenant rental income of approximately $0.5 million.

 Provision (Benefit) for Income Taxes

  Our effective tax rate was 35.5% and 35.8% for the years ended December 31, 2000 and January 2, 2000, respectively. The slight decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.


Years ended January 2, 2000 and January 3, 1999

 Net Sales

  Sales increased by 192% to $292.5 million for the year ended January 2, 2000 from $100.2 million for the year ended January 3, 1999. The increase in revenue was primarily attributable to increased demand for our products. Fiscal 1999 includes revenues from the sales of products acquired in the HP Acquisition, which are only included in the results for the fourth quarter of fiscal 1998. For the year ended January 2, 2000, total sales of products for networks on the 800-1000 MHz range (including both single and multi-carrier RF power amplifiers and associated equipment) accounted for approximately 74% of revenues or $215.0 million, compared to approximately 77% or $77.3 million for the year ended January 3, 1999. Sales of RF power amplifiers and associated products for networks in the 1800-2000 MHz range (consisting mainly of single carrier RF power amplifiers) accounted for approximately 26% of revenues or $76.8 million for the year ended January 2, 2000, compared to approximately 20% or $19.6 million for the year ended January 2, 1999. Sales of RF power amplifiers for use in 400-450 MHz networks accounted for less than 1% of revenues or $0.7 million for the year ended January 2, 2000, compared to approximately 3% of
revenues or $3.1 million for the year ended January 3, 1999.   The reduction of
sales of these products is due to both our divestiture of certain of these products and our strategic decision to no longer focus resources on this area.

  Total North American sales accounted for approximately 67% of revenues or $195.3 million for the year ended January 2, 2000 compared with approximately 59% of revenue or $59.0 million for the year ended January 3, 1999. Total international sales (excluding North American sales), accounted for approximately 33% of revenues or $97.3 million for the year ended January 2, 2000, compared with approximately 41% or $41.2 million for the year ended January 3, 1999. Total Asian sales accounted for approximately 21% of revenues or $62.2 million for the year ended January 2, 2000 compared to approximately 30% of revenues or $30.2 million for the year ended January 3, 1999. For fiscal 1999, total sales to Nortel accounted for approximately 41% of our revenues. In addition, sales to the following customers (in alphabetical order), Ericsson, LG, Lucent and Samsung, each accounted for over 5% of revenues for fiscal 1999. For fiscal 1998 four customers (in alphabetical order), Cingular Wireless, LG, Nortel and Samsung each accounted for more than 10% of our sales.

 Gross Profit

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

  For fiscal 1999 and 1998, approximately $2.3 million and $0.7 million, respectively, related to developed technology and workforce assets acquired in the HP Acquisition were amortized and included in cost of sales. During fiscal 1999 and 1998, we incurred warranty expenses of approximately $0.7 million and $0.2 million respectively, which were offset against specific liabilities assumed in the HP Acquisition. See Note 17 of the Notes to the Consolidated Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition.

 Operating Expenses

  Sales and marketing expenses increased by 59% to $15.2 million for the year ended January 2, 2000 from $9.5 million for the year ended January 3, 1999. As a percentage of sales, sales and marketing expenses were 5.2% and 9.5% for the years ended January 2, 2000 and January 3, 1999, respectively. The increase in sales and marketing expenses in absolute dollars was primarily attributable to increases in sales commission costs and increased staffing levels associated with our increased revenues. For fiscal 1999 and 1998, approximately $0.8 million and $0.2 million, respectively, related to a customer list and a non-compete agreement acquired in the HP Acquisition were amortized and included in
sales and marketing expenses.   See Note 17 of the Notes to Consolidated
Financial Statements for more information concerning the purchase price allocation associated with the HP Acquisition.

  Research and development programs included PCS, cellular and wireless local loop products and 3G products. Research and development expenses increased by 95% to $26.3 million for the year ended January 2, 2000 from $13.5 million for the year ended January 3, 1999. Research and development expenses as a percentage of sales for the years ended January 2, 2000 and January 3, 1999 were 9.0% and 13.4%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts.

  General and administrative expenses increased by 109% to $12.1 million for the year ended January 2, 2000 from $5.8 million for the year ended January 3, 1999. General and administrative expenses as a percentage of sales for the years ended January 2, 2000 and January 3, 1999 were 4.1% and 5.8%, respectively. The increase in general and administrative expenses in absolute dollars is primarily attributable to increased staffing costs associated with supporting our increased revenues and personnel. In addition, as part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired, was capitalized on our balance sheet. This amount is amortized over ten years and included in general and administrative expenses.

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

 Other Income

  The Company earned other income, net, of $2.8 million in fiscal 1999 compared to $2.3 million for fiscal 1998. Other income consists primarily of interest
income, net of any interest expense.   To fund a portion of the HP Acquisition,
we borrowed $25.0 million under a secured bank credit facility in October 1998. We repaid this facility in full in March 1999. We had total interest expense of approximately $0.6 million for fiscal 1999 and fiscal 1998.

 Provision (Benefit) for Income Taxes

  Our effective tax rate was 35.8% and 36.5% for the years ended January 2, 2000 and January 3, 1999, respectively. The decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.


Liquidity and Capital Resources

  We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of December 31, 2000, we had working capital of $196.7 million, including $128.7 million in cash and cash equivalents as compared with working capital of $118.6 million at January 2, 2000, which included $76.7 million in cash and cash equivalents.

  Our net accounts receivable increased to $80.0 million at December 31, 2000 from $47.5 million at January 2, 2000, consistent with the significant increase in our revenues during fiscal 2000 as compared to fiscal 1999. Net inventory increased to $51.3 million at December 31, 2000, from $31.7 million at January 2, 2000. Cash provided by operations was approximately $57.6 million in fiscal 2000, compared with cash provided by operations of $39.6 million in fiscal 1999
and cash used in operations of $8.7 million in fiscal 1998.   The increase in
cash provided by operations in fiscal 2000 as compared to fiscal 1999 is primarily due to increased net income, as well as increased depreciation and amortization, offset by cash flow effects due to changes in operating assets and liabilities.

  On May 31, 2000, we paid $35.3 million for a 360,000 square foot facility located on approximately 22 acres of land in Santa Ana, California, which we plan to use as our Southern California headquarters and manufacturing facility. We have begun the process of consolidating our Southern California manufacturing operations, engineering, sales and headquarters facility to this facility and we anticipate completing this process by the end of the first quarter of fiscal 2001. As of December 31, 2000 we had spent approximately $8.0 million on capital improvements to this facility. The majority of the remaining amount of capital spending during fiscal 2000 represents spending on electronic test equipment utilized in our manufacturing and research and development areas. Total capital spending for fiscal 2000 was approximately $84.1 million. The majority of spending during fiscal 1999 represented spending on electronic test equipment
utilized in our manufacturing and research and development areas.   In addition,
capital spending for fiscal 1999 included a total of $3.5 million in leasehold improvement costs. These leasehold improvements related to the expansion of our manufacturing facility in Irvine, California, the relocation of our engineering and sales departments to an adjacent leased building in Irvine, California, and the relocation of our Northern California based engineering staff to a leased facility in El Dorado Hills, California.

  As part of the HP Acquisition, we acquired HP's manufacturing and research and development facility in Folsom, California. We transferred production from the Folsom manufacturing facility to our Irvine facility. On July 15, 1999, we sold the Folsom facility for approximately $8.4 million. We received a consideration of approximately $0.925 million in cash (before expenses) and an interest-free note for $7.475 million due December 31, 1999. The note was secured by the land, land improvements and building. In exchange for the interest-free note, we entered into a rent-free lease with the buyer of the Folsom facility through December 31, 1999. In December 1999, the note receivable on the Folsom facility was amended to extend the maturity date to January 27, 2000 and to apply an annual interest rate of 8% beginning December 31, 1999. The buyer of the Folsom facility made an additional principal payment of $500,000 on December 30, 1999. The remaining balance of $6.975 million was paid on January 27, 2000 along with all accrued interest.

  On April 28, 1998 we purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation ("Metawave"), a supplier of "smart" antennas to the wireless communications market and a customer, in a private offering. The total amount raised in this private offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave and were redeemed in full on April 28, 1999. Upon the issuance of the Notes, we received related warrants to purchase

53,576 shares of Metawave Series D Preferred Stock at a price of $.01 per share. We exercised these warrants in April 1999. These shares of Series D Preferred Stock were converted into 51,420 shares of Metawave Common Stock upon Metawave's initial public offering in May 2000. The market value of these securities is approximately $0.5 million at December 31, 2000, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

  Net cash provided by financing activities was $71.5 million for fiscal 2000, compared with $39.9 million for fiscal 1999. On August 23, 2000 we sold 1.5 million shares of our Common Stock at a price per share of $41.1875 to Deutsche Banc Alex.Brown pursuant to a previously filed shelf registration. Total net proceeds after expenses were approximately $61.7 million. During the first quarter of 1999 we received net proceeds of approximately $57.8 million from a public offering of 6.9 million shares (adjusted to reflect a three-for-one stock split on May 15, 2000) of our Common Stock. In addition, in March 1999 we utilized approximately $22.8 million of the 1999 proceeds to retire all outstanding bank debt associated with the HP Acquisition.

  On June 16, 2000 we entered into a revolving credit agreement with Comerica Bank-California, dated as of May 26, 2000. The credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (9.5% at December 31, 2000) or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. There were no amounts outstanding as of December 31, 2000. The revolving credit facility terminates on May 31, 2001. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. We were in compliance with all covenants contained in the revolving credit facility at December 31, 2000. The full $20 million of the Revolving Commitment Amount was available to us at December 31, 2000.

  We had cash and cash equivalents of $128.7 million at December 31, 2000, compared with $76.7 million at January 2, 2000. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

  We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our
operations for at least the next 12 months.   For fiscal 2001, we currently
anticipate capital spending on equipment to be in the range of $30 million to $45 million. In addition to property and equipment purchases, during the first quarter of 2001 we plan to spend approximately $10 million to make capital improvements to our new Southern California manufacturing and headquarters facility. Currently, we plan to fund these expenditures from our existing cash balances. However, in the past, we have utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and expect to continue to selectively do so in the future. We may in the future require additional funds to support our working capital requirements or for other purposes, and may seek to raise such additional funds through the sale of public or private equity and/or debt financings or from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.


Disclosure About Foreign Currency Risk

  A significant portion of our revenues have been derived from international sources, with our international customers accounting for approximately 21% of fiscal 2000 net sales, 33% of our fiscal 1999 net sales and 41% of our fiscal 1998 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

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

  Currently all of our transactions are recorded in U.S. Dollars and we do not currently anticipate future sales transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, we do not believe that the euro will have a material effect on our financial position, results of
operations or cash flows.   In addition, we have not incurred and do not expect
to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our business, financial condition and results of operations.

  We have not experienced any significant operational disruptions to date due to the euro and do not currently expect the continued implementation of the euro to cause any significant operational disruptions.


New Accounting Pronouncements

  Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. We will adopt SFAS No. 133 effective January 1, 2001 and we believe that such adoption will not have a material impact on our consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which we adopted in the fourth fiscal quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the our consolidated financial statements.

  In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 effective July 1, 2000 and such adoption did not have a material impact on our consolidated financial statements.


Additional Factors That May Affect Our Future Results

  Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated herein, which reflect our current expectations. These factors include the following:

  . the ability to add new customers to reduce our dependence on any one customer while maintaining our existing customers;
  . the ability to increase demand for our products from major wireless infrastructure OEMs;
  . the ability to produce both new and existing products which meet the quality standards of both our existing and potential new customers;
  . the ability to ramp-up production of new products in both a timely and cost effective manner;
  . industry specific factors, including slowdown in demand for wireless communications and RF power amplifiers;
  . the impact of any reduction in demand for our products;
  . the ability to timely develop and produce commercially viable products at competitive prices;
  . the ability to maintain a stable and reliable source of electricity to support our operations at a reasonable cost;
  . the ability to manage rapid change in demand for our products;
  . the availability and cost of components;
  . the ability to finance our activities and maintain our financial liquidity; . the ability of our products to operate and be compatible with various OEMs'
    base station equipment;
  . worldwide and regional economic downturns and unfavorable political conditions;

  . the ability to manage expense levels;
  . the ability to manage future product repairs; and . the ability to accurately anticipate customer demand.


 A Significant Amount of Our Revenues Comes from a Few Customers

  We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless original equipment manufacturers, or OEMs, such as Ericsson, LG, Lucent, Motorola, Nokia, Nortel and Samsung as well as major operators of wireless networks, such as AT&T Wireless, Cingular Wireless and Verizon Wireless.

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

  For fiscal 2000, our largest customer was Nortel, which accounted for approximately 47% of our net sales. Also, for fiscal 2000, our next three largest customers (in alphabetical order), Cingular Wireless, Ericsson and Verizon Wireless, each accounted for more than 5% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. In February 2001, Nortel announced that it was lowering its expectations for wireless infrastructure demand for the year 2001. Any significant reduction in demand by Nortel will have an adverse effect on our business, results of operations and financial condition.

  The risks related to our customer concentration were magnified in 1998 due certain of our customer's geographic concentration in South Korea which experienced an economic and financial crisis during 1998. For fiscal 1998, our South Korean customers accounted for $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million, or approximately 83% of our total net sales. During fiscal 2000 our South Korean customers accounted for approximately 8% of total sales or $34.1 million and in fiscal 1999 they accounted for approximately 21% of our total net sales or $62.2 million.

  We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs' view of utilizing third party suppliers of RF power amplifiers. During fiscal 2000, Ericsson purchased Microwave Power Devices, one of our competitors. Any shift in demand by an OEM away from utilizing third party suppliers of RF amplifiers could have a negative impact on our business, results of operations and financial condition. Additionally, OEM purchases are impacted by their current view of wireless infrastructure deployments and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

  . economic or political problems in the wireless operator's operating region; . delays in government approvals required for system deployment;
  . higher than anticipated network infrastructure costs;
  . technical delays in the development of new wireless protocols, such as 3G, and;
  . reduced subscriber demand for wireless services.

  In addition, from time to time OEMs may purchase products from us on a large quantity basis over a short period of time which may cause demand for our products to change rapidly. Due to these and other possible uncertainties associated with wireless infrastructure deployments and OEMs' purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand which could exceed our production capacity and could negatively impact our ability to meet customers' demands as well as could potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

 Our Quarterly Results Fluctuate Significantly

  We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on our business, results of operations and financial condition. Factors that could cause our results of operations to vary include the following:

  . variations in the timing, cancellation, or rescheduling of customer orders and shipments;
  . variations in manufacturing costs, capacities and efficiencies;
  . capacity and production constraints, including constraints associated with single-source component suppliers;
  . delays in qualification by customers of new products or redesigns or delays in qualification of new production facilities;
  . product failures and associated in-field service support costs;
  . cancellations or reductions of customer orders and shipments due to economic slowdowns in the  customers' operating regions;
  . cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer;
  . competitive factors, including pricing, availability and demand for competing amplification products;
  . warranty expenses;
  . the availability and cost of components;
  . the timing, availability and sale of new products by us or our competitors; . changes in the mix of products having differing gross margins;
  . changes in average sales prices;
  . long sales cycles associated with our products;
  . variations in product development and other operating expenses;
  . discounts given to certain customers for large volume purchases;
  . interruptions in the supply of electricity and significant increases in the cost of electricity; and
  . high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall.

  In addition, while we periodically receive order forecasts from our major customers, such customers generally have no binding obligation to purchase the forecasted amounts. See "--A Significant Amount of Our Revenues Comes From a Few Customers." Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have in the past adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future.

  Our sales to customers are usually made under purchase orders with short delivery requirements. While we receive periodic order forecasts, customers generally have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. In spite of these limitations, we maintain significant work-in-progress and raw materials inventory as well as increased levels of technical production staff to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we will have higher levels of inventory that face a greater risk of obsolescence and excess production staff. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may lack the inventory or manufacturing capacity to fill their orders. Either situation could have a material adverse effect upon our business, financial condition and results of operations and future business with such customers.

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

  Sales of single carrier RF power amplifiers have been subject to intense price competition and historically have carried lower gross profit margins than our multi-carrier RF power amplifier products. If we cannot reduce manufacturing costs on our single carrier RF power amplifiers and such RF power amplifiers continue to account for a significant percentage of our net sales, our overall gross profit margins will fall. In addition, we currently expect that 3G multi-carrier RF power amplifiers will have lower gross margins than our 2G multi-carrier products. If we are unable to continue to reduce our manufacturing costs on all of our products, our gross margins will decline.

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

  Our Facilities are Located in the State of California Which is Experiencing an Electricity Shortage

  The two largest investor owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have been experiencing electricity generation shortages due to the collapse of California's deregulation strategy. The inability of these companies to continue purchasing electricity has resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas and Electric. As of February 28, 2001 we have not experienced any interruption in electrical service to our facilities.

We currently do not have backup power generators or alternate sources of power in the extent of a blackout and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of interruptions of power supply. We are not able to guarantee that we will not experience any interruptions in electrical service to our facilities in the future. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may cause us to re-calibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

  Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected
to compete aggressively on price.   Instead, due in part to a shortage of
supply, wholesale prices have skyrocketed over the past year. If wholesale prices continue to increase and these increases are passed on to end users, the operating expenses associated with our facilities will likely increase, which could harm our results of operations.

  We Recently Acquired a New Facility and are Currently Consolidating our Manufacturing Operations, Engineering, Sales and Headquarters Facility to This New Location

  On May 31, 2000 we acquired a 360,000 square foot facility located in Santa Ana, California. Approximately 85,000 square feet are being sublet to an unrelated third party, with the remaining 275,000 square feet available for us. This facility has required substantial re-design and building improvements before we can relocate our operations to it. We began the capital improvements to this facility and the initial transition of certain manufacturing operations to this new facility in fiscal 2000, and we currently expect to have our operations relocated to this facility by the end of the first quarter of 2001. Moving our manufacturing operations to a new facility entails numerous risks to our business operations, including the risk that:

  .  we will not complete the moves on schedule;
  . we will not obtain requalification of our production lines in a timely manner from our customers who require production line qualifications;
  . the costs to re-design and improve the facility will escalate and exceed our current expectations;
  . the new facility will not function properly and that we will not achieve the desired benefits from consolidating our operations at one facility; and
  . the move will result in manufacturing downtime, resulting in the inability to produce products in the time frame demanded by our customers.

   If any of these or other risks occur, they could have a material adverse affect on our business, financial condition and results of operations.

 Our Success is Tied to the Growth of the Wireless Services Market

  Almost all of our revenues come from the sale of RF power amplifiers for wireless communications networks. Our future success depends to a considerable extent upon the continued growth and increased availability of wireless communications services. Wireless communications services may not continue to grow and create demand for our products. We believe that continued growth in the use of wireless communications services depends, in part, on lowering the cost per subscriber by reducing the costs of the infrastructure capital equipment and thereby enabling reductions in wireless service pricing.
Although FCC regulations require local phone companies to reduce the rates charged to wireless carriers for connection to their wireline networks, wireless service rates will probably remain higher than rates charged by traditional wireline companies.

  The expansion of wireless communications services depends on developed countries, such as the United States, continuing to allow deployment of new networks and upgrades to existing networks, and on less developed countries deploying wireless communications networks.

  Our performance could be adversely affected by any of the following risks:

  . failure of local governments or foreign countries to allow construction of new wireless communications systems;
  . lack of demand for new wireless services;
  . termination or delays by local governments or foreign countries of existing construction of wireless communications systems;
  . imposition of moratoriums by local governments or foreign countries on building new base stations for existing wireless communications systems; and . foreign authorities may disfavor wireless communications systems because of environmental concerns, political unrest, economic downturns, favorable prices for other communications services or delays in implementing wireless communications systems.

 We Depend on Single Sources for Key Components

  A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single sources. We have experienced, and expect to continue to experience, shortages of single-sourced components. Shortages have compelled us to adjust our product designs and production schedules. If single-sourced components become unavailable in sufficient quantities or available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and "retune" our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced components exposes us to quality control issues if such suppliers experience a failure in their production process. A failure in a single-sourced component could force us to repair or replace a product utilizing replacement components. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we can not obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

  Due to our reliance on certain single-sourced customized components, if we experience an abrupt reduction in customer demand, we may end up with excess inventories of such components due to the nature of the volume purchasing agreements that we enter to obtain component cost reductions. If we are unable to utilize such components in a timely manner and are unable to sell such components due to their customized nature, the resulting negative impact on our liquidity and resulting increased inventory levels could have a material adverse effect on our business, results of operations and financial condition.

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

  Our current competitors include AML Communications, Inc., and Spectrian Corporation, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the RF power amplifier market. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF power amplifier market.

  Our future success depends largely upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from us. During 2000, Ericsson purchased Microwave Power Devices, one of our competitors. We cannot predict the ultimate impact this purchase will have on our business with Ericsson. Any potential reduction in our business with Ericsson could have a negative impact on our business, financial condition and results of operations. In addition, various companies could also directly compete with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, there would be a material adverse effect on our business, financial condition and results of operations.

 We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change

  The markets in which we compete are characterized by:

  . rapidly changing technology;
  . constant pricing pressure;
  . evolving industry standards and communications protocols; and . frequent improvements in products and services.

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

  We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our overall relationship with our customers is good and that they consider our products to be of good quality. We also believe that our customers will demand increasingly stringent product performance and reliability. We cannot provide any assurance that our product designs will remain successful or that they will keep pace with technological developments, evolving industry standards and new communications protocols. We may fail to adequately improve product quality and meet the quality standards of our customers, which could cause us to lose such customers. Design problems could damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality RF power amplifiers and have stringent quality control standards. See "--Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities."

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

 There are Many Risks Associated With International Operations

  For fiscal years 2000, 1999 and 1998, international revenues (excluding North American sales) accounted for approximately 21%, 33% and 41% respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

  . compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, and health and safety requirements;
  . differences in intellectual property protections;
  . difficulties in staffing and managing foreign operations;

  . longer accounts receivable collection cycles;
  . currency fluctuations;
  . economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;
  . competition from foreign based suppliers;
  . restrictions against the repatriation of earnings from a foreign country; . overlapping or differing tax structures; and . political or civil turmoil.

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

 Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities

  Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers regularly produce RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. Recently, Ericsson, one of our OEM customers, purchased Microwave Power Devices, Inc., one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely, or expand their reliance, on us as an external source of supply for their RF power amplifiers.

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

 Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

  We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 10 U.S. patents, and we currently have 15 separate U.S. patent applications filed. All of these efforts along with the knowledge and experience of our management and technical personnel strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

 Our Stock Price Has Been and May Continue to Be Volatile

  The price of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock not suitable for all investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of our Common Stock. Our stock price may be affected by the factors discussed above as well as:

  . fluctuations in our results of operations or the operations of our competitors;
  . failure of such results of operations to meet the expectations of stock market analysts and investors;
  . reductions in demand or expectations of future demand by our customers;
  . delays or postponement of wireless infrastructure deployments, including new
    3G deployments;
  . changes in the political or economic outlook of the markets into which we sell our products;
  . changes in stock market analyst recommendations regarding us, our competitors or our customers;
  . the timing and announcements of technological innovations or new products by us or our competitors;
  . changes in the wireless communications industry; and . general market conditions.

 Risk of Litigation

  We are subject to various legal proceedings from time to time as part of our business. In September 1999, a former customer filed a lawsuit against us. The lawsuit alleged, among other things, that we sold defective LMR products to this customer from 1994 to 1998. We denied these allegations of wrongdoing. In December 2000, the parties settled this lawsuit. The settlement did not have a material adverse effect on the Company.

  Powerwave is not currently party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. In addition, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations. Such diversion could have an adverse impact on our business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our financial instruments include cash and cash equivalents and long-term debt. At December 31, 2000, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

    It is our current policy to not enter into derivative financial instruments. We do not currently have any significant direct foreign currency exposure since aside from operating costs of our South Korean repair operation, we do not transact business in foreign currencies. Due to this, we do not have any significant direct foreign currency exposure at December 31, 2000.

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

    Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our "Disclosure About Foreign Currency Risk" in this Form 10-K for a more detailed description of the various risks involved in our international sales.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements/Schedule:


Consolidated Financial Statements                                                                 Page
---------------------------------                                                                 ----
Independent Auditors' Report...................................................................... 33
Consolidated Balance Sheets--December 31, 2000 and January 2, 2000................................ 34
Consolidated Statements of Operations--Three years ended December 31, 2000........................ 35
Consolidated Statements of Comprehensive Operations--Three years ended December 31, 2000.......... 36
Consolidated Statements of Shareholders' Equity--Three years ended December 31, 2000.............. 37
Consolidated Statements of Cash Flows--Three years ended December 31, 2000........................ 38
Notes to Consolidated Financial Statements........................................................ 40

Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts--Three years ended December 31, 2000............... 63

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Powerwave Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the Company) as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP

Costa Mesa, California
January 23, 2001

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                              December 31,    January 2,
                                                                                  2000           2000
                                                                              ------------    ----------
                                     ASSETS
Current Assets:
  Cash and cash equivalents................................................     $128,733       $ 76,671
  Accounts receivable, net of allowance for doubtful accounts of $3,021 and
   $2,988 at December 31, 2000 and January 2, 2000, respectively...........       80,006         47,476

  Inventories, net.........................................................       51,275         31,696
  Prepaid expenses and other current assets................................        5,387          2,449
  Notes receivable.........................................................           26          7,045
  Deferred tax assets......................................................        8,553          5,888
                                                                                --------       --------
     Total current assets..................................................      273,980        171,225

Property and equipment.....................................................      128,638         45,286
Less accumulated depreciation and amortization.............................      (26,980)       (12,354)
                                                                                --------       --------
  Property and equipment, net..............................................      101,658         32,932
                                                                                --------       --------
Intangible assets, net.....................................................       10,777         14,344
Deferred tax assets........................................................        5,436          4,507
Other non-current assets...................................................        1,946             30
                                                                                --------       --------
     Total assets..........................................................     $393,797       $223,038
                                                                                ========       ========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable.........................................................     $ 50,829       $ 30,128
  Accrued expenses and other current liabilities...........................       24,023         19,399
  Current portion of long-term debt........................................           96            125
  Income taxes payable.....................................................        2,299          3,007
                                                                                --------       --------
     Total current liabilities.............................................       77,247         52,659

Long-term debt, net of current portion.....................................           42             --
Other non-current liabilities..............................................          236            600
                                                                                --------       --------
     Total liabilities.....................................................       77,525         53,259
                                                                                --------       --------

Commitments and contingencies (Note 12)....................................           --             --

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
    issued and outstanding.................................................           --             --
  Common Stock, $.0001 par value, 135,000 shares authorized, 63,509 shares issued and outstanding at December 31, 2000 and  60,489 shares issued
    and outstanding at January 2, 2000.....................................      221,349        120,785
  Accumulated other comprehensive income...................................          276             --
  Retained earnings........................................................       94,647         48,994
                                                                                --------       --------
     Total shareholders' equity............................................      316,272        169,779
                                                                                --------       --------
     Total liabilities and shareholders' equity............................     $393,797       $223,038
                                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                           Years Ended
                                             --------------------------------------
                                             December 31,   January 2,   January 3,
                                                 2000          2000         1999
                                             ------------   ----------   ----------

Net sales...................................   $447,422      $292,547     $100,231
Cost of sales...............................    305,095       210,305       66,056
                                               --------      --------     --------
Gross profit................................    142,327        82,242       34,175
Operating expenses:
  Sales and marketing.......................     21,217        15,179        9,533
  Research and development..................     41,054        26,250       13,472
  General and administrative................     15,339        12,088        5,771
  In-process research and development.......         --            --       12,400
                                               --------      --------     --------
     Total operating expenses...............     77,610        53,517       41,176
                                               --------      --------     --------
Operating income (loss).....................     64,717        28,725       (7,001)
Other income, net...........................      6,063         2,846        2,330
                                               --------      --------     --------
Income (loss) before income taxes...........     70,780        31,571       (4,671)
Provision (benefit) for income taxes........     25,127        11,306       (1,705)
                                               --------      --------     --------
Net income (loss)...........................   $ 45,653      $ 20,265     $ (2,966)
                                               ========      ========     ========

Basic earnings (loss) per share.............    $   0.75     $   0.34     $  (0.06)
                                                ========     ========     ========
Diluted earnings (loss) per share...........    $   0.71     $   0.33     $  (0.06)
                                                ========     ========     ========
Basic weighted average common shares........      61,953       58,480       51,534
                                                ========     ========     ========
Diluted weighted average common shares......      65,313       60,671       51,534
                                                ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)

                                                                   Years Ended
                                                     --------------------------------------
                                                     December 31,   January 2,   January 3,
                                                         2000          2000         1999
                                                     ------------   ----------   ----------
Net income (loss)..................................     $45,653       $20,265     $(2,966)
Other comprehensive income net of tax:
Unrealized gain on available-for-sale securities...         276            --          --
                                                        -------       -------     -------
Comprehensive income (loss)........................     $45,929       $20,265     $(2,966)
                                                        =======       =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                         Accumulated
                                                                       Treasury             Other                        Total
                                              Common Stock              Stock           Comprehensive    Retained    Shareholders'
                                           Shares     Amount      Shares     Amount        Income        Earnings        Equity
                                           ------    --------    --------   --------       ------        --------        ------
Balance at December 28, 1997.............  51,792     $64,801      16,722   $(21,016)      $      --     $ 31,695      $ 75,480

Issuance of Common Stock related to the
exercise of stock options................     687        (728)       (210)     1,392              --           --           664

Tax benefit related to stock option
exercises................................      --         893          --         --              --           --           893

Compensation expense related to stock
option grants............................      --          33          --         --              --           --            33

Issuance of Common Stock related to the
Employee Stock Purchase Plan.............     171         (27)       (102)       679              --           --           652

Tax benefit related to the sale of shares
purchased under the Employee Stock
Purchase Plan............................      --          --          55         --              --           --            55

Repurchases of Common Stock..............    (900)         --         900     (3,741)             --           --        (3,741)

Net loss.................................      --          --          --         --              --       (2,966)       (2,966)
                                           ------    --------    --------   --------       ---------     --------      --------
Balance at January 3, 1999...............  51,750     $65,027      17,310   $(22,686)      $      --     $ 28,729      $ 71,070

Issuance of Common Stock related to the
exercise of stock options................   1,665       1,685        (576)     3,495              --           --         5,180

Tax benefit related to stock option
exercises................................      --      14,258          --         --              --           --        14,258

Compensation expense related to stock
option grants............................      --          52          --         --              --           --            52

Issuance of Common Stock related to the
Employee Stock Purchase Plan.............     174         369         (96)       551              --           --           920

Tax benefit related to the sale of
shares purchased under the Employee
Stock Purchase Plan......................      --         229          --         --              --           --           229

Issuance of Common Stock related to the
third offering, net......................   6,900      51,396      (1,446)     6,409              --           --        57,805

Retirement of treasury shares............      --     (12,231)    (15,192)    12,231              --           --            --

Net income...............................      --          --          --         --              --       20,265        20,265
                                           ------    --------    --------   --------       ---------     --------      --------
Balance at January 2, 2000...............  60,489    $120,785          --   $     --       $      --     $ 48,994      $169,779

Issuance of Common Stock related to the
exercise of stock options................   1,417       8,403          --         --              --           --         8,403

Tax benefit related to stock option
exercises................................      --      28,454          --         --              --           --        28,454

Compensation expense related to stock
option grants............................      --          78          --         --              --           --            78

Issuance of Common Stock related to the
Employee Stock Purchase Plan.............     103       1,647          --         --              --           --         1,647

Tax benefit related to the sale of
shares purchased under the Employee
Stock Purchase Plan......................      --         297          --         --              --           --           297

Issuance of Common Stock, net............   1,500      61,685          --         --              --           --        61,685

Net income...............................      --          --          --         --              --       45,653        45,653

Unrealized gain on available-for-sale
securities...............................      --          --          --         --             276           --           276
                                           ------   ---------    --------   --------       ---------     --------      --------
Balance at December  31, 2000............  63,509    $221,349          --   $     --       $     276     $ 94,647      $316,272
                                           ======   =========    ========   ========       =========     ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                  Years Ended
                                                               ----------------------------------------------
                                                                  December 31,     January 2,     January 3,
                                                                      2000           2000             1999
                                                               ----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..........................................      $ 45,653       $ 20,265         $ (2,966)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:

    Depreciation and amortization............................        19,009         10,331            4,106
    Write off of in-process research and development.........           --             --            12,400
    Provision for doubtful accounts..........................           256          1,756              525
    Provision  for excess and obsolete inventory.............         4,211          2,432              829
    Deferred income taxes....................................        (3,786)        (2,838)          (4,763)
    Compensation expense related to stock options............            78             52               33
    Loss on disposal of property, plant and equipment........            99            422              --

  Changes in operating assets and liabilities (net of effects of the acquisition for the year ended January 3, 1999):

    Accounts receivable......................................       (32,786)       (18,020)         (19,770)
    Inventories..............................................       (23,791)        (5,545)          (4,065)
    Prepaid expenses and other current assets................        (2,468)          (816)            (411)
    Accounts payable.........................................        20,701         11,461            9,060
    Accrued expenses and other current liabilities...........         4,624          5,481           (3,982)
    Income taxes payable.....................................        28,043         13,779              (11)
    Other non-current assets.................................        (1,916)           677               50
    Other non-current liabilities............................          (364)           134              248
                                                                   --------       --------         --------
      Net cash provided by (used in) operating activities....        57,563         39,571           (8,717)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment.........................       (84,060)       (20,632)          (4,933)
  Payment received on notes receivable.......................         7,019            500              --
  Proceeds from sale of property and equipment...............           --           1,544              --
  Cash paid for business acquisition and related costs.......           --             --           (58,534)
  Redemption (purchase) of long-term investments.............           --           2,500           (2,500)
                                                                   --------       --------         --------
      Net cash used in investing activities..................       (77,041)       (16,088)         (65,967)

CASH FLOW FROM FINANCING ACTIVITIES:

  Proceeds from issuance of long-term debt...................           --             --            25,000
  Principal payments on long-term debt.......................          (195)       (24,024)          (2,017)
  Proceeds from issuance of Common Stock, net................        63,332         58,725              652
  Repurchase of Common Stock.................................           --             --            (3,741)
  Proceeds from exercise of stock options....................         8,403          5,180              664
                                                                   --------       --------         --------
      Net cash provided by financing activities..............        71,540         39,881           20,558
                                                                   --------       --------         --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........        52,062         63,364          (54,126)

CASH AND CASH EQUIVALENTS, beginning of year.................        76,671         13,307           67,433
                                                                   --------       --------         --------
CASH AND CASH EQUIVALENTS, end of year.......................      $128,733       $ 76,671         $ 13,307
                                                                   ========       ========         ========

                         POWERWAVE TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                (in thousands)

                                                                                  Years Ended
                                                                  -----------------------------------------
                                                                   December 31,    January 2,   January 3,
                                                                       2000          2000         1999
                                                                  -----------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:

  Cash paid for:
    Interest.....................................................   $     47      $    999      $    218
                                                                    ========      ========      ========
    Income taxes.................................................   $    869      $    367      $  3,069
                                                                    ========      ========      ========

NON CASH ITEMS:

  Acquisition of property and equipment through capital lease....   $    208      $     --      $     --
                                                                    ========      ========      ========
  Tax benefit related to stock option exercises..................   $ 28,454      $ 14,258      $    893
                                                                    ========      ========      ========
  Tax benefit related to sale of shares purchased under the
   Employee Stock Purchase Plan..................................   $    297      $    229      $     55
                                                                    ========      ========      ========
  Notes received in conjunction with sale of property, plant
   and equipment.................................................   $     --      $  7,545      $     --
                                                                    ========      ========      ========
  Unrealized gain on available-for-sale securities, net of
   tax of $192...................................................   $    276      $     --      $
                                                                    ========      ========      ========

DETAIL OF HP BUSINESS ACQUIRED IN PURCHASE BUSINESS COMBINATION:

  Tangible assets acquired.......................................                               $ 34,711
  Intangible assets acquired.....................................                                 31,133
  Cash paid for acquisition and related costs....................                                (58,534)
                                                                                                --------
  Liabilities assumed............................................                               $  7,310
                                                                                                ========



The accompanying notes are an integral part of these consolidated financial statements.

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


Note 2.  Summary of Significant Accounting Policies

 Basis of Presentation

  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Powerwave Technologies, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

 Fiscal Year

  The Company's fiscal year ends on the Sunday closest to December 31. Fiscal year 1998 ended on January 3, 1999, fiscal year 1999 ended on January 2, 2000 and fiscal year 2000 ended on December 31, 2000. Fiscal year 2001 will end on December 30, 2001.

 Foreign Currency Translation

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, the United States Dollar is considered to be the functional currency for the Company's foreign subsidiaries and translation adjustments are included in other income, net in the Company's consolidated statements of operations.

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

 Accounts Receivable

  The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for estimated credit losses and such losses have been within management's expectations.

 Inventories

  Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company periodically reviews inventory quantities on hand and provides reserves for slow moving and obsolete inventory based primarily on current production requirements and forecasted product demand.

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Property and Equipment

  Property and equipment are stated at cost. The Company depreciates these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

   Machinery and equipment.....................           2 to 5 years
   Office furniture and equipment..............           3 to 5 years
   Leasehold improvements......................           Life of lease
   Property under capital leases...............           3 to 5 years
   Buildings...................................             30 years
   Building improvements.......................    Remaining life of building

 Goodwill

  Goodwill arising from the HP Acquisition (See Notes 6 and 17) is amortized over ten years on a straight-line basis. The Company annually evaluates the carrying value of goodwill for any impairment of value based on an undiscounted cash flow analysis. At December 31, 2000, the Company believes there has been no impairment of the value of goodwill.

 Other Intangible Assets

  Other intangible assets arising from the HP Acquisition (See Notes 6 and 17) are amortized on a straight-line basis over periods ranging from three to ten years.

 Long-Lived Assets

  The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether or not an impairment to such value has occurred based on an undiscounted cash flow analysis. As of December 31, 2000, no such impairment was noted.

 Accounting for Stock-Based Compensation

  SFAS No. 123, Accounting for Stock-Based Compensation, requires the fair value method of accounting for stock options and other equity instruments and requires certain disclosures. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period which is usually the vesting period. The Company has chosen, under the provisions of SFAS No. 123, to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed in Note 11 to the consolidated financial statements pro forma basic and diluted earnings
(loss) per share as if the Company had applied the fair value method of accounting.

 Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Revenue Recognition

  The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company also offers certain of its customers, on a limited basis, a right of return on sales and records an estimate of such returns at the time of product delivery based on historical experience.

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

 Earnings (Loss) Per Share

  In accordance with SFAS No. 128, Earnings per Share, basic earnings (loss) per share amounts are based upon the weighted average number of common shares outstanding. Diluted earnings per share amounts are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Outstanding stock options were excluded from the calculation of diluted earnings per share for the year ended January 3, 1999, as they were anti-dilutive.

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

 Customer Concentrations

  The Company's product sales have historically been concentrated in a small number of customers. During the years ended December 31, 2000, January 2, 2000 and January 3, 1999, sales to four customers totaled approximately $347.6 million, $212.6 million and $68.7 million, respectively. Those same four customers for fiscal 2000 accounted for approximately 82% of the Company's accounts receivable at December 31, 2000. For fiscal 2000, two customers each accounted for over 10% of total revenue, with one of those customers accounting for approximately 47% of total revenue. This same customer accounted for approximately 41% of total revenue for fiscal 1999 while two other customers each accounted for over 10% of total revenue. For fiscal 1998, four customers each accounted for over 10% of total revenue. The loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

 Comprehensive Income

  The Company has adopted SFAS No. 130, Reporting Comprehensive Income. For the years ended December 31, 2000, January 2, 2000 and January 3, 1999, the Company had other comprehensive income of $276, $0 and $0, respectively, all of which reflects the change in unrealized gains on available-for-sale securities, net of tax.

 New Accounting Pronouncements

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001 and such adoption will not have a material impact on the Company's consolidated financial statements.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which the Company adopted in the fourth fiscal quarter of 2000. Adoption of SAB No. 101 did not have a material impact on the Company's consolidated financial statements.

  In March 2000, the FASB issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("FIN 44"). FIN 44 clarifies the application of APB No. 25 for the following: the definition of employee for purposes of applying APB No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence for various modifications to the terms of a previously fixed stock option or award; and the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000 and such adoption did not have a material impact on the Company's consolidated financial statements.


Note 3.  Inventories

  Inventories, net, consist of the following:

                                                   December 31,   January 2,
                                                      2000           2000
                                                   ------------   ----------
   Parts and components......................         $29,023       $16,816
   Work-in-process...........................          12,824         6,278
   Finished goods............................           9,428         8,602
                                                      -------       -------
   Total.....................................         $51,275       $31,696
                                                      =======       =======

  Inventories are net of an allowance for excess and obsolete inventory of $9,449 and $6,192 as of December 31, 2000 and January 2, 2000, respectively.

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 4.  Notes Receivable

  On July 15, 1999 the Company sold the Folsom facility acquired in the HP Acquisition for $8.4 million. The Company received $0.925 million in cash (before expenses) and an interest free note for $7.475 million due December 31, 1999. The note was secured by the land, land improvements and building. In exchange for the interest free note, the buyer entered into a rent-free lease with the Company covering the Folsom facility through December 31, 1999. The buyer of the Folsom facility made a principal payment of $0.5 million on this interest-free note on December 30, 1999. On December 31, 1999, the terms of this interest-free note were amended to extend the maturity date to January 27, 2000 and to apply an annual interest rate of 8% beginning December 31, 1999. The remaining balance of $6.975 million was repaid on January 27, 2000 along with all accrued interest.


Note 5.  Property and Equipment

  Net property and equipment consist of the following:

                                                        December 31,  January 2,
                                                           2000          2000
                                                        ------------  ----------
   Machinery and equipment.............................   $ 70,766     $ 34,793
   Buildings and improvements..........................     20,516           --
   Land................................................     14,838           --
   Office furniture and equipment......................      8,480        4,639
   Leasehold improvements..............................      6,027        5,854
   Construction in progress............................      8,011           --
                                                         ---------     --------
                                                           128,638       45,286
   Less accumulated depreciation and amortization......    (26,980)     (12,354)
                                                         ---------     --------
   Net property and equipment..........................   $101,658     $ 32,932
                                                         =========     ========

  In May 2000, the company purchased a 360,000 square foot facility located on approximately 22 acres of land for $35.3 million. Based on an independent appraisal, approximately $20.5 million of the purchase price was allocated to the building, with the remaining $14.8 million allocated to land. Construction in progress at December 31, 2000 represents capital improvements to this facility that have not been placed into service as of December 31, 2000. Included in property and equipment are assets under capital lease of $219 and $805 at December 31, 2000 and January 2, 2000, respectively. Accumulated amortization of assets under capital lease was $23 and $482 at December 31, 2000 and January 2, 2000, respectively.


Note 6.  Intangible Assets

  Intangible assets consist of the following:

                                                         December 31,    January 2,
                                                             2000          2000
                                                         ------------    ----------
     Developed technology, net of accumulated
      amortization of $5,143 and $2,843, respectively...    $ 6,357       $ 8,657

     Goodwill, net of accumulated amortization of $1,018
      and $563, respectively............................      3,535         3,990

     Customer list, net of accumulated amortization of
      $1,491 and $824, respectively.....................        509         1,176

     Non-compete agreement, net of accumulated
      amortization of $279 and $154, respectively.......        221           346

     Workforce, net of accumulated amortization of $45
      and $25, respectively.............................        155           175
                                                            -------       -------
                                                            $10,777       $14,344
                                                            =======       =======

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Amortization periods are as follows (in years):
   Developed technology........................................    5
   Goodwill....................................................   10
   Customer list...............................................    3
   Non-compete agreement.......................................    4
   Workforce...................................................   10


Note 7.  Financing Arrangements

  On June 16, 2000 the Company entered into an unsecured revolving credit agreement with Comerica Bank-California, dated as of May 26, 2000. The credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). The Company is required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (9.5% at December 31, 2000) or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon the Company's debt leverage ratio. There were no amounts outstanding as of December 31, 2000. The revolving credit facility terminates on May 31, 2001. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. The Company was in compliance with all covenants contained in the revolving credit facility at December 31, 2000. The full $20 million of the Revolving Commitment Amount was available to the Company at December 31, 2000.

  The debt repayment schedules for commitments under Capital Leases at December 31, 2000 are as follows:

                                                              Capital
                                                               Leases
                                                            ------------
Fiscal Year:
     2001................................................        $101
     2002................................................          16
     2003................................................          16
     2004................................................          16
     2005................................................           3
                                                                 ----
  Total..................................................         152
  Less amounts representing interest.....................         (14)
                                                                 ----
  Present value of future minimum payments...............         138
  Less current portion...................................         (96)
                                                                 ----
                                                                 $ 42
                                                                 ====


Note 8.  Income Taxes

  The provision (benefit) for income taxes for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, consists of the following:

                                             2000           1999          1998
                                           -------        -------       -------
  Current:
     Federal.............................  $24,807        $11,742       $ 2,982
     State...............................    4,106          2,402            76
                                           -------        -------       -------
     Total current provision.............   28,913         14,144         3,058
                                              2000           1999          1998
                                           -------        -------       -------

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                         2000           1999          1998
                                                       -------        -------       -------
 Deferred:
     Federal......................................      (3,850)        (1,928)       (3,760)
     State........................................          64           (910)       (1,003)
                                                       -------        -------       -------
     Total deferred benefit.......................      (3,786)        (2,838)       (4,763)
                                                       -------        -------       -------
  Provision (benefit) for income taxes............     $25,127        $11,306       $(1,705)
                                                       =======        =======       =======

  The difference between income taxes provided in the financial statements and as required by the federal statutory rate of 35% for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, is as follows:

                                                         2000           1999          1998
                                                       -------        -------       -------
   Taxes at federal statutory rate................     $24,773        $11,050       $(1,635)
   State taxes, net...............................       2,712            971          (602)
   Other..........................................      (2,358)          (715)          532
                                                       -------        -------       -------
   Provision (benefit) for income taxes...........     $25,127        $11,306       $(1,705)
                                                       =======        =======       =======

  The Company's net deferred tax asset was comprised of the following major components:

                                                              December 31,    January 2,
                                                                  2000           2000
                                                              ------------    ----------
   Depreciation of property and equipment..................     $(2,099)       $(1,823)
   Accruals and reserves...................................       5,419          4,017
   Costs capitalized into inventories......................       3,939          2,108
   State taxes.............................................        (836)          (850)
   Amortization of intangible assets.......................       6,233          6,071
   Credit carryforwards....................................       1,333            872
                                                                -------        -------
   Net deferred tax asset..................................     $13,989        $10,395
                                                                =======        =======

  As of December 31, 2000, the Company has a California Manufacturer's Investment Credit carryforward of approximately $725 which expires in various years through 2008, and has federal and state alternative minimum tax credit carryforwards of approximately $530 and $69 respectively, which have no expiration date.


Note 9.  Pension and Profit-Sharing Plans

  The Company sponsors a 401(k) pension and profit-sharing plan covering all eligible employees and provides for Company matching on participant contributions. Employees may contribute up to 15% of base salary. During fiscal 1998, fiscal 1999 and the first half of fiscal 2000 the Company matched 10% of the first 20% of eligible compensation contributed by an employee. Starting in the second half of fiscal 2000, the Company matched 100% of the first 2% of eligible compensation contributed by an employee. Employer matching contributions for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 were $381, $243, and $157, respectively. There were no profit sharing contributions authorized for the years ended December 31, 2000 January 2, 2000 and January 3, 1999. Effective in January 2001, the Company will match 100% on the first 3% of eligible compensation contributed and 50% on the next 2% of eligible compensation contributed.


Note 10.  Shareholders' Equity

   In March 1999, the Company completed the sale of six million shares of its Common Stock in a public offering at an offering price of $8.92 per share. The Company's underwriters also exercised their right to purchase an additional 900,000 shares at the $8.92 offering price. Of these shares, 1,446,459 were reissued from treasury

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

shares repurchased as part of a stock purchase program. The remaining 5,453,541 shares were newly issued shares. Total net proceeds after underwriting discount and offering expenses were approximately $57.8 million.

  In August 2000, the Company sold a total of 1.5 million shares of its Common Stock at a price per share of $41.19 pursuant to a previously filed shelf registration. Total net proceeds after offering expenses were approximately $61.7 million.


Note 11.  Stock Option Plans

  1995 Stock Option Plan--The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors. The 1995 Plan provides for the grant of nonstatutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company's Board of Directors. In addition, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company's Board of Directors, for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Options generally vest at the rate of 25% on the first anniversary date and 2% per month thereafter and expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder's Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a pro rata redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company's
Common Stock.   As of December 31, 2000, a total of 5,316,225 options have been
exercised under the 1995 Plan.   A total of 2,031,225 shares of Common Stock
have been funded from those shareholders party to the amended Stockholder's Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At December 31, 2000 there were 499,551 options outstanding under the 1995 Plan at a weighted average exercise price of $3.87 per share. There are 69 shares available for grant under the 1995 Plan at December 31, 2000.

  1996 Stock Incentive Plan--The Company's 1996 Stock Incentive Plan (the "1996 Plan"), as amended, provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company's Common Stock are reserved for issuance under the 1996 Plan. As of December 31, 2000, all of the options granted under the 1996 Plan have been nonstatutory options. The 1996 Plan provides that for nonstatutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The purpose of the 1996 Plan is to provide participants with incentives which will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. Authority to control and manage the 1996 Plan is vested with the Company's Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. As of December 31, 2000, a total of 2,322,099 options have been exercised under the 1996 Plan and there were 6,660,071 options outstanding under the 1996 Plan at a weighted

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

average exercise price of $15.37 per share. There are 17,830 shares available for grant under the 1996 plan at December 31, 2000.

  1996 Director Stock Option Plan--The Company's 1996 Director Stock Option Plan (the "Director Plan"), as amended, provides that a total of 1,200,000 shares of the Company's Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, which option shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 5,000 shares of Common Stock. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. As of December 31, 2000, a total of 30,000 options have been exercised under the Director Plan. There were 570,000 options outstanding under the Director Plan as of December 31, 2000 at a weighted average exercise price of $19.37 per share. There are 600,000 shares available for grant under the Director Plan at December 31, 2000.

  2000 Stock Option Plan--The Company's 2000 Stock Option Plan (the "2000 Plan") was approved by the shareholders of the Company on April 26, 2000. The 2000 Plan provides that a total of 2,640,000 shares of the Company's Common Stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only nonstatutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2000 Plan shall have a maximum term of no more than five (5) years from the grant date. Authority to control and manage the 2000 Plan is vested with the Company's Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two (2) or more members of the Board of Directors or two (2) or more executive officers of the Company (the "Administrator"). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a "re-pricing" of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company's capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. As of December 31, 2000, no options have been exercised under the 2000 Plan. There were 536,900 options outstanding under the 2000 Plan as of December 31, 2000 at a weighted average exercise price of $37.62 per share. There are 2,103,100 shares available for grant under the 2000 plan at December 31, 2000.

  Employee Stock Purchase Plan--On October 7, 1996, the shareholders of the Company approved the Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on December 5, 1996. The Purchase Plan covers an aggregate of 1,500,000 shares of Common Stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The Purchase Plan administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The Purchase Plan permits

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee's compensation. The price of Common Stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically on termination of employment. The Board may at any time amend or terminate the Purchase Plan, except that no such amendment or termination may adversely affect shares previously granted under the Purchase Plan. During fiscal 2000, the sixth and seventh purchases under the Purchase Plan occurred on January 31, 2000 and July 31, 2000, respectively. A total of 64,611 shares were purchased in the sixth purchase at $10.13 per share and 38,934 shares were
purchased in the seventh purchase at $25.50 per share.   At December 31, 2000,
there were rights to purchase approximately 55,000 shares outstanding under the Purchase Plan and there were 927,678 shares available for purchase under the plan.

  The following table summarizes activity under the Company's 1995 Plan, 1996 Plan, Director Plan and 2000 Plan:

                                                                                                  Number of
                                                                                                   Options
                                                                                Weighted       Exercisable as       Weighted
                                         Number of           Price Per           Average             of              Average
                                           Shares              Share         Exercise Price    Fiscal Year End   Exercise Price
                                        -----------       --------------     --------------    ---------------   --------------
Balance at December 28, 1997.......       5,095,842        $ 0.82-$13.52         $ 2.99           1,308,768          $1.19
                                                                                                  =========          =====
  Granted..........................       5,172,150        $ 2.19-$ 6.52         $ 4.26
  Exercised........................        (685,689)       $ 0.82-$ 5.42         $ 0.97
  Canceled.........................      (1,436,997)       $ 0.82-$13.52         $ 7.10
                                         ----------
Balance at January 3, 1999.........       8,145,306        $ 0.82-$10.58         $ 3.22           2,211,327          $1.88
                                                                                                  =========          =====
  Granted..........................       2,755,950        $ 6.13-$25.65         $10.27
  Exercised........................      (3,096,726)       $ 0.82-$10.67         $ 2.35
  Canceled.........................        (340,977)       $ 1.33-$ 9.19         $ 5.42
                                         ----------
Balance at January 2, 2000.........       7,463,553        $ 0.82-$25.65         $ 6.12           1,455,429          $3.28
                                                                                                  =========          =====
  Granted..........................       2,913,100        $15.42-$73.56         $34.68
  Exercised........................      (2,017,407)       $ 0.82-$25.65         $ 4.77
  Canceled.........................         (92,724)       $ 1.33-$50.92         $16.50
                                         ----------
Balance at December 31, 2000              8,266,522        $ 0.82-$73.56         $16.40           2,046,696          $5.31
                                         ==========                                               =========          =====

  At December 31, 2000, a total of 2,720,999 options were available for grant under all of the Company's option plans.

                                                                                                 Options Exercisable at
                                       Options Outstanding at December 31, 2000                    December 31, 2000
                              --------------------------------------------------------       -----------------------------
                                                   Weighted           Weighted Average                         Weighted
                                Options             Average               Remaining            Options          Average
Range of Exercise Prices      Outstanding       Exercise Price        Contractual Life       Exercisable    Exercise Price
------------------------      -----------       --------------        ----------------       -----------    --------------
                                                                          (years)
$ 0.82-$ 2.29............       1,015,726           $ 2.04                  7.11                 522,473          $ 1.81
$ 2.83-$ 5.67............       1,928,464           $ 4.58                  6.91                 874,008          $ 4.59
$ 5.85-$10.67............       1,722,738           $ 7.69                  7.42                 499,255          $ 7.22
$11.00-$15.42............         798,652           $13.69                  8.82                  95,061          $11.96
$15.67-$31.50............       1,719,192           $29.01                  8.22                  55,899          $20.76
$33.29-$45.63............         588,650           $37.94                  8.77                      --              --
$46.08-$73.56............         493,100           $57.32                  8.24                      --              --
                                ---------                                                      ---------
  Total..................       8,266,522           $16.40                  7.71               2,046,696          $ 5.31
                                =========                                                      =========

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   The Company is recording compensation expense relating to the difference between fair market value and the exercise price of options granted. The Company recorded a total of $78, $52, and $33 as compensation expense during fiscal 2000, 1999, and 1998, respectively. The remaining unamortized compensation expense as of December 31, 2000 was approximately $156 and will be amortized through September 2003.

   The estimated weighted average fair value of options granted during 2000 was $21.37 per share. The estimated weighted average fair value of options granted during 1999 was $5.66 per share and during 1998 was $2.68 per share. Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and Related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, would have been changed to the pro forma amounts indicated in the following table:

                                                                                    2000           1999           1998
                                                                                  --------       --------       --------
  Net income (loss) before income taxes
     As reported............................................................      $ 70,780       $ 31,571       $ (4,671)
  Less: Net expense per SFAS No. 123........................................       (25,041)        (8,553)        (4,631)
                                                                                  --------       --------       --------
  Pro forma operating income (loss) before income taxes.....................        45,739         23,018         (9,302)
  Less: Pro forma provision (benefit) for income taxes......................        16,237          8,240         (3,395)
                                                                                  --------       --------       --------
  Pro forma net income (loss)...............................................      $ 29,502       $ 14,778       $ (5,907)
                                                                                  ========       ========       ========
  Net income (loss) as reported.............................................      $ 45,653       $ 20,265       $ (2,966)
                                                                                  ========       ========       ========

                                                                                    2000           1999           1998
                                                                                  --------       --------       --------
  Basic earnings (loss) per share:
     As reported............................................................      $   0.75       $   0.34       $  (0.06)
     Pro forma..............................................................      $   0.48       $   0.25       $  (0.11)
  Diluted earnings (loss) per share:
     As reported............................................................      $   0.71       $   0.33       $  (0.06)
     Pro forma..............................................................      $   0.45       $   0.24       $  (0.11)
  Basic weighted average common shares (in thousands).......................        61,953         58,480         51,534
  Diluted weighted average common shares (in thousands).....................        65,313         60,671         51,534

  The fair value of options granted under the Company's stock option plans and its stock purchase plan during 2000, 1999 and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach with the following weighted-average assumptions used:

                                                                                      2000           1999           1998
                                                                                      ----           ----           ----
   Weighted average risk-free interest rate.................................          5.01%          6.33%          4.88%
   Expected years from vest date to exercise date...........................           0.3            0.5            0.4
   Expected stock volatility................................................           101%            80%           100%
   Dividend yield...........................................................           None           None           None

  For the years ended December 31, 2000, January 2, 2000 and January 3, 1999, the expected life of an option was 5.1 years, 5.1 years and 5.2 years respectively.

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 12.  Commitments and Contingencies

  The Company leases its manufacturing and headquarters facility and its Southern California sales and engineering facility from a limited liability company owned by Alfonso G. Cordero, the founder and former Chairman of the Company, a former employee, and a current employee, all of whom are shareholders of the Company. The lease term for the manufacturing and headquarters facility commenced on July 15, 1996, and had an original expiration date of July 15, 2006. The Company paid $1.0 million to the limited liability company at the initiation of the lease as payment for additional tenant improvements made to the facility at the request of the Company. During 1999, the Company leased an additional 34,000 square foot facility for its sales and engineering departments from the same limited liability company. This second facility lease term commenced on October 1, 1999, and had an original expiration date of July 15,
2006.   In August 2000, the Company entered into an agreement with the limited liability company to terminate the leases of both facilities effective March 31, 2001. The agreement also allowed for an option to extend the termination date until June 30, 2001. The Company exercised this option in September 2000. In consideration for the termination of the remaining lease periods and for any costs to repair the facility to its original condition after the Company relocates, the Company is required to pay a net amount of approximately $740,000 to the limited liability company at the termination date.

   The Company leases 20,000 square feet for its engineering staff in a facility in El Dorado Hills, California from an unrelated third party. The lease commenced December 1, 1999 and has an expiration date of January 31, 2005. In November 2000, the Company agreed to lease an additional 11,500 square feet in another facility in El Dorado Hills. The lease commences on February 1, 2001 and has expiration date of January 31, 2007.

  The Company leases 61,300 square feet of warehouse space in Irvine, California. The lease commenced on April 1, 2000 and has an expiration date of March 31, 2002. The Company intends to vacate this property during the first quarter of 2001. The Company has also entered into an agreement to lease a 115,000 square foot warehouse facility in Santa Ana, California. The lease commences on April 15, 2001 and has an expiration date of March 31, 2007.

  The Company also leases equipment from unrelated parties. Commitments to shareholders and future minimum lease payments required under other operating leases at December 31, 2000 are as follows:

                                                                      Other
                                              Commitment to         Operating
                                               Shareholders           Leases            Total
                                             ----------------      -------------     ------------
  Fiscal Year:
     2001.................................        $ 1,240             $ 1,650          $ 2,890
     2002.................................             --               1,499            1,499
     2003.................................             --               1,350            1,350
     2004.................................             --               1,324            1,324
     2005.................................             --               1,080            1,080
     Thereafter...........................             --               1,248            1,248
                                                  -------             -------          -------
  Total future minimum lease payments.....        $ 1,240             $ 8,151          $ 9,391
                                                  =======             =======          =======

  Total rent expense was $3,179, $3,707 and $2,616 for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively.

    The Company is subject to various legal proceedings from time to time as part of the its business. In September 1999, a former customer filed a lawsuit against the Company. The lawsuit alleged, among other things, that the Company sold defective LMR products to this customer from 1994 to 1998. The Company denied these allegations of wrongdoing. In December 2000, the parties settled this lawsuit. The settlement did not have a material adverse effect on the Company.

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 13.  Earnings (Loss) Per Share

                                                                       2000          1999          1998
                                                                     -------       -------       -------
  Basic:
     Basic weighted average common shares (in thousands).........      61,953        58,480        51,534
     Net income (loss)...........................................    $ 45,653      $ 20,265      $ (2,966)
                                                                     --------      --------      --------
     Basic earnings (loss) per share.............................    $   0.75      $   0.34      $  (0.06)
                                                                     ========      ========      ========

  Diluted:
     Basic weighted average common shares (in thousands).........      61,953        58,480        51,534
     Potential common shares (in thousands)......................       3,360         2,191            --
                                                                     --------      --------       -------
     Diluted weighted average common shares (in thousands).......      65,313        60,671        51,534
     Net income (loss)...........................................    $ 45,653      $ 20,265      $ (2,966)
                                                                     --------      --------      --------
     Diluted earnings (loss) per share...........................    $   0.71      $   0.33      $  (0.06)
                                                                     ========      ========      ========


Note 14.  Segments

  Utilizing the management approach, the Company has broken down its business based upon the RF frequency in which the product is utilized in, i.e., 800-1000 MHz, 1800-1900 MHz, 2000+ MHz and 400-450 MHz. The Company does not allocate operating expenses to these segments, nor does it allocate specific assets to these segments. Therefore, segment information reported includes only net sales, cost of sales and gross profit (loss).

                                                        Business Segments
                             ------------------------------------------------------------------------
                                 800-1000       1800-2000         2000+        400-450
                                   MHz             MHz             MHz           MHz          Total
                             ------------------------------------------------------------------------
2000
Net sales                        $ 348,368      $   96,092      $  2,962    $        --     $ 447,422
Cost of sales                      224,858          75,627         4,610             --       305,095
                                 ---------      ----------      --------    -----------     ---------
Gross profit (loss)              $ 123,510      $   20,465      $ (1,648)   $        --     $ 142,327
                                 =========      ==========      ========    ===========     =========

1999
Net sales....................    $ 215,012      $   76,801      $     --    $       734     $ 292,547
Cost of sales................      144,644          62,706            --          2,955       210,305
                                 ---------      ----------      --------    -----------      --------
Gross profit (loss)..........    $  70,368      $   14,095      $     --    $    (2,221)     $ 82,242
                                 =========      ==========      ========    ===========      ========

1998
Net sales....................    $  77,355      $   18,835      $    970    $     3,071      $100,231
Cost of sales................       45,543          15,885           842          3,786        66,056
                                 ---------      ==========      --------    -----------      --------
Gross profit (loss)..........    $  31,812      $    2,950      $    128    $      (715)     $ 34,175
                                 =========      ==========      ========    ===========      ========

  The following schedule presents an analysis of the Company's net sales based upon the geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. International sales include sales to all other foreign countries. Sales to Canada were $140.1 million, $88.0 million, and $22.4 million for the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Sales to Mexico for the fiscal years ended December 31, 2000 and January 2, 2000 were $8.2 million and $2.9 million, while sales for the year ended January 3, 1999 were insignificant. For the fiscal years ended December 31, 2000, January 2, 2000 and January 3, 1999 sales to South Korea were $34.2 million, $62.2 million and $30.1 million, respectively. Sales to France for these periods were $40.3 million, $25.9 million and $6.1 million, respectively.

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                                            North American     International       Total
                                                            --------------     --------------   ------------
   Net sales for the year ended December 31, 2000.........     $ 352,733         $ 94,689        $ 447,422
   Net sales for the year ended January 2, 2000...........     $ 195,265         $ 97,282        $ 292,547
   Net sales for the year ended January 3, 1999...........     $  59,012         $ 41,219        $ 100,231

  Total accounts receivable as of December 31, 2000, include 78% from United States based customers and 10% from customers located in France.

  The majority of the Company's assets are located in the United States, in the State of California.

  The Company's product sales have historically been concentrated in a small number of customers. During the years ended December 31, 2000, January 2, 2000 and January 3, 1999 sales to four customers totaled $347.6 million, $212.6 million, and $68.7 million, respectively.


Note 15.  Other Information

  Accrued expenses and other current liabilities consist of the following:

                                                          December 31,      January 2,
                                                             2000             2000
                                                          ------------      ----------
   Accrued warranty costs...........................        $ 8,748          $ 7,264
   Accrued payroll and employee benefits............          8,716            9,216
   Other accrued expenses...........................          6,559            2,919
                                                            -------          -------
                                                            $24,023          $19,399
                                                            =======          =======


Note 16.  Related Party Transactions

  As disclosed in Note 12, the Company leases its manufacturing and headquarters facility and its Southern California sales and engineering facility from a limited liability company owned by Alfonso G. Cordero, the founder and former Chairman of the Company, a former employee, and a current employee, all of whom are shareholders of the Company. The Company also leases additional parking spaces on a short-term basis from this limited liability company. Rent paid to this limited liability company was $1.1 million $0.8 million and $0.7 million for the years ended December 31, 2000, January 2, 2000 and January 3, 1999, respectively. Also, as discussed in Note 12, in August 2000, the Company entered into an agreement with the limited liability company to terminate the leases of both facilities effective March 31, 2001. The agreement also allowed for an option to extend the termination date until June 30, 2001. In September 2000, the Company exercised the option to extend the termination date to June 30, 2001. In consideration for the termination of the remaining lease periods and for any costs to repair the facility to its original condition after the Company relocates, the Company is required to pay a net amount of approximately $740,000 to the limited liability company at the termination date.

  On April 28, 1998, the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation ("Metawave"), a supplier of "smart" antennas to the wireless communications market and a customer of the Company, in a private offering. The President of the Company joined the Board of Directors of Metawave in May 1998. The total amount raised in this private offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave and were repaid in full on April 28, 1999. Upon the issuance of the Notes, the Company received related warrants to purchase 53,576 shares of Metawave Series D Preferred Stock at $0.01 per share. The Company exercised these warrants in April

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

1999. These shares of Series D Preferred Stock were converted into 51,420 shares of Metawave Common Stock upon Metawave's initial public offering in May 2000. The market value of these securities is approximately $0.5 million at December 31, 2000, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

  In June 1997, the Company entered into an agreement to purchase 45% of the capital stock of Teletransfer, S.A. de C.V., ("Teletransfer") a private Mexican company operating several two-way dispatch radio services in Mexico. The Company invested a total of $600,000 for its 45% interest in the Teletransfer. Due to ongoing operating losses at Teletransfer since 1997, the Company had expensed the majority of its investment in Teletransfer. Beginning in 1998, the Company undertook efforts to sell its investment in Teletransfer. In June 1999, the Company sold its entire investment in Teletransfer to Mr. Alfonso G. Cordero for $300,000. Pursuant to the terms of the sale agreement, if within eighteen
(18) months of the sale Mr. Cordero was able to sell the investment in Teletransfer at a price greater than $300,000, Mr. Cordero would pay to the Company the amount the investment was sold for greater than $300,000 up to a maximum additional amount of $300,000. The eighteen months expired as of December 31, 2000 and no additional amounts were received by the Company.


Note 17.  The HP Acquisition

  On October 9, 1998 the Company completed the acquisition of the Hewlett-Packard Company's ("HP") RF power amplifier business and its manufacturing and research and development facility in Folsom, California for approximately $65.9 million (the "HP Acquisition"). This business was part of HP's Wireless Infrastructure Division and focused on the design and manufacture of RF power amplifiers for wireless communications, including cellular, PCS and WLL. The HP Acquisition included certain assets, liabilities, operations and business related to the design, manufacture and marketing of RF power amplifiers for use in wireless communications. Powerwave purchased all intellectual property rights to the products as well as in-process research and development activities. The Company also assumed certain existing orders for the products acquired. The products acquired cover a broad range of wireless transmission protocols, including CDMA, TDMA and GSM. The total purchase price of approximately $65.9 million, consisted of approximately $57.4 million paid to HP in cash and the balance related to acquisition costs and assumed liabilities. Powerwave financed the acquisition utilizing borrowings of $25 million under a $35 million secured credit facility which was dated as of September 30, 1998. The Company utilized its existing cash balances for the remainder of the cash purchase price paid. This acquisition was accounted for in the fourth quarter of fiscal 1998.

  The HP Acquisition was accounted for as a purchase and, accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed at their estimated fair values. The purchase price was allocated to tangible assets acquired of approximately $34.7 million, developed technology of $11.5 million, in-process research and development of $12.4 million, other intangible assets of $2.7 million and goodwill of approximately $4.6 million. The Company's consolidated financial statements for the year ended January 3, 1999 include a charge of $12.4 million for the write-off of acquired in-process research and development expenses associated with the HP Acquisition. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

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

                         POWERWAVE TECHNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

  As part of the HP Acquisition, the Company assumed certain specific liabilities from HP related to the acquired business, including certain warranty obligations. Since the date of the acquisition, the Company has incurred approximately $1.3 million of warranty expenses which were offset against specific liabilities assumed in the acquisition. As of December 31, 2000 approximately $1.2 million remains of the assumed liability.

  As an additional part of the HP Acquisition, the Company assumed certain specific liabilities related to the acquired business, including certain retention bonuses for contracted HP employees. Since the date of the acquisition the Company has paid approximately $1.8 million for these retention bonuses. As of December 31, 2000, no amounts remain of the assumed liability.

  As part of the purchase price allocation, the Company recorded liabilities related to moving and relocation costs associated with the planned closure of the Folsom manufacturing facility. During fiscal 1999, the Company paid approximately $0.4 million related to these moving and relocation costs. The final closure of the Folsom facility occurred in December 1999. As of December 31, 2000, no amounts remain of this liability.

  The Company's consolidated financial statements for the year ended January 3, 1999 reflect the one-time charge of $12.4 million related to the allocation of a portion of the purchase price to in-process research and development expenses associated with the HP Acquisition. The total purchase price for the HP Acquisition was allocated as follows:

                                                                  Purchase Price
                                                                    Allocation
                                                                -----------------
        Purchase Price Allocation
        Property, plant and equipment.......................        $ 18,211
        Inventory...........................................          16,500
        In-process research and development.................          12,400
        Developed technology................................          11,500
        Customer list.......................................           2,000
        Non-compete agreement...............................             500
        Workforce...........................................             200
        Goodwill............................................           4,553
                                                                    --------
                                                                    $ 65,864
                                                                    ========

    The following unaudited pro forma condensed consolidated results of operations assumes that the HP Acquisition had occurred on the first day of the Company's fiscal year ended January 3, 1999. The pro forma condensed consolidated results of operations is presented for information purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined enterprise.

                                                                   Year Ended
                                                                January 3, 1999
                                                                ---------------
     Net sales..............................................      $ 165,324
     Net loss...............................................         (8,793)
     Loss per share:
        Basic...............................................           (.17)
        Diluted.............................................           (.17)

                         POWERWAVE TECHNNOLOGIES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 18.  Selected Quarterly Financial Data (Unaudited)

                                                                   Quarters Ended
                                               ------------------------------------------------------------
                                               April 2,        July 2,         October 1,      December 31,
                                                 2000           2000              2000              2000
                                               --------       --------          --------          --------
                                                      (in thousands, except per share amounts)
Fiscal 2000:
  Net sales................................... $103,854       $110,458          $111,877          $121,233
  Cost of sales...............................   71,397         74,504            75,337            83,857
                                               --------       --------          --------          --------
  Gross profit................................   32,457         35,954            36,540            37,376
  Operating expenses:
     Sales and marketing......................    5,065          5,382             5,122             5,648
     Research and development.................    9,008         10,627            11,009            10,410
     General and administrative...............    3,585          3,622             3,980             4,152
                                               --------       --------          --------          --------
  Total operating expenses....................   17,658         19,631            20,111            20,210
                                               --------       --------          --------          --------
  Operating income............................   14,799         16,323            16,429            17,166
  Other income, net...........................    1,210          1,332             1,529             1,992
                                               --------       --------          --------          --------
  Income before income taxes..................   16,009         17,655            17,958            19,158
  Provision for income taxes..................    5,683          6,267             6,375             6,802
                                               --------       --------          --------          --------
  Net income.................................. $ 10,326       $ 11,388          $ 11,583          $ 12,356
                                               ========       ========          ========          ========

  Basic earnings per share.................... $   0.17       $   0.19          $   0.19          $   0.20
  Diluted earnings per share.................. $   0.16       $   0.18          $   0.18          $   0.19
  Basic weighted average common shares........   60,936         61,332            62,230            63,313
  Diluted weighted average common shares......   64,284         64,784            65,402            66,784


                                                                  Quarters Ended
                                               -----------------------------------------------------------
                                               April 4,        July 4,          October 3,     January 2,
                                                 1999            1999              1999           2000
                                               -------         -------           -------         -------
                                                     (in thousands, except per share amounts)
Fiscal 1999:
  Net sales................................... $56,024         $68,493           $76,900         $91,130
  Cost of sales...............................  41,010          50,353            54,698          64,244
                                               -------         -------           -------         -------
  Gross profit................................  15,014          18,140            22,202          26,886
  Operating expenses:
     Sales and marketing......................   3,578           3,411             3,620           4,570
     Research and development.................   5,295           6,376             7,311           7,268
     General and administrative...............   2,691           2,654             3,464           3,279
                                               -------         -------           -------         -------
  Total operating expenses....................  11,564          12,441            14,395          15,117
                                               -------         -------           -------         -------
  Operating income............................   3,450           5,699             7,807          11,769
  Other income (expense), net.................    (219)            919               904           1,242
                                               -------         -------           -------         -------
  Income before income taxes..................   3,231           6,618             8,711          13,011
  Provision for income taxes..................   1,179           2,416             3,092           4,619
                                               -------         -------           -------         -------
  Net income.................................. $ 2,052         $ 4,202           $ 5,619         $ 8,392
                                               =======         =======           =======         =======

  Basic earnings per share....................   $0.04           $0.07             $0.09           $0.14
  Diluted earnings per share..................   $0.04           $0.07             $0.09           $0.13
  Basic weighted average common shares........  54,015          59,601            59,913          60,393
  Diluted weighted average common shares......  55,752          61,500            62,229          63,201

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

  John L. Clendenin, 66, has been non-executive Chairman of the Company's Board of Directors since January 3, 1999 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Coca-Cola Enterprises, Inc., Equifax Inc., National Service Industries, Inc., The Kroger Company, Springs Industries, Inc., and The Home Depot, Inc.

  Gregory M. Avis, 42, has been a member of the Company's Board of Directors since October 1995. Mr. Avis has been a managing partner of Summit Partners, a venture capital investment firm, since January 1990. Mr. Avis also serves on the Board of Directors of Ditech Communications Corp. and MCK Communications Corp.

  Bruce C. Edwards, 47, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation and Metawave Communications Corporation.

  David L. George, 47, has been a member of the Company's Board of Directors since November 1995. Mr. George is Executive Vice President of Operations at Securicor Wireless, Inc. Mr. George is a co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company, from February 1994 to June 2000. Mr. George also serves on the Board of Directors of ComSpace Corporation. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America. Mr. George has been a member of the Institute of Electrical and Electronic Engineers (I.E.E.E.) for more than 20 years.

  Eugene L. Goda, 64, has been a member of the Company's Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda has served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

  Carl W. Neun, 57, has been a member of the Company's Board of Directors since February 2000. Mr. Neun is the Chairman of Wirex Communications, Inc. a provider of server appliance software. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993 he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun currently serves on the Board of Directors of Planar Systems, RadiSys Corp, and Speed Fam-IPEC, Inc.

  Safi U. Qureshey, 50, has been a member of the Company's Board of Directors since February 2000. Mr. Qureshey was the cofounder and former Chief Executive Officer and Chairman of AST Research, Inc. a personal computer manufacturer. Mr. Qureshey is president of Skyline Ventures, which focuses on early stage technology companies in Southern California. Mr. Qureshey currently serves on the Board of Directors of NextCard. Mr. Qureshey is also President of the Southern California Chapter of The Indus Entrepreneurs (TiE-SC) which is a networking and mentoring organization for entrepreneurs. Mr. Qureshey was also a member of former President Clinton's Export Council and was a Regent's Professor at the Graduate School of Management, University of California, Irvine.

  Andrew J. Sukawaty, 45, has been a member of the Company's Board of Directors since May 1998. Mr. Sukawaty is President and Chief Operating Officer of Callahan Associates International (UK), a global communications development and operating company. From September 1996 to June 2000, Mr. Sukawaty served as President and Chief Executive Officer of Sprint PCS. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited, a British diversified broadcast transmission and communications company, since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., AT&T and Northwestern Bell.

Executive Officers

  Kevin T. Michaels, 42, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995 Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

  Anthony J. Zuanich, 57, joined the Company in June 1998 as Senior Vice President, Sales and Marketing. Prior to joining the Company, Mr. Zuanich was employed at Gregory Associates as Senior Vice President, Global Sales and Marketing from July 1995 to December 1997. From December 1973 to October 1994, Mr. Zuanich held various executive positions with Triad Systems Corporation, an integrated computer systems manufacturer.

Section 16(a) Beneficial Ownership Reporting Compliance

  Form 3 for Mr. Neun and Form 3 for Mr. Qureshey were filed on March 15, 2000, which was subsequent to the initial due date of February 21, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Security Ownership of Beneficial Owners," which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  There is incorporated herein by reference the information required by this
Item included in the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation" which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 2000.

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

3.5          Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of Powerwave Technologies, Inc., a Delaware
             Corporation (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q as filed with the Securities and Exchange
             Commission on August 15, 2000).

4.1 Stockholders' Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form-S-1 (File No. 333-
             13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2          Amendment to Stockholders Agreement (incorporated by reference to
             Exhibit 4.2 to the Company's Registration Statement on Form-S-1
             (File No. 333-13679) as filed with the Securities and Exchange
             Commission on October 8, 1996).

10.1         Milcom International, Inc. 1995 Stock Option Plan (the "1995 Plan")
             (incorporated by reference to Exhibit 10.1 to the Company's
             Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.2 Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3.1       Amendment No. 2 to the 1995Plan (incorporated by reference to
             Exhibit 10.3.1 to the Company's Registration Statement on Form-S-1
             (File No. 333-28463) as filed with the Securities and Exchange
             Commission on June 4, 1997).*

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

10.6.1       Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit
             10.6.1 to the Company's Registration Statement on Form-S-1 (File
             No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.6.2       Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit
             4.6 to the Company's Registration Statement on Form S-8 (File No.
             333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.7         Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the
             "Director Plan") (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8,
             1996).*

10.7.1       Amendment No.1 to Director Plan (incorporated by reference to
             Exhibit 4.7 to the Company's Registration Statement on Form S-8
             (File No. 333-20549) as filed with the Securities and Exchange
             Commission on October 8, 1998).*

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

10.9.1 Amendment No. 1 to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9.1 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.11 Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form-S-1 (File No. 333-
             13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.14        Form of Indemnification Agreement (incorporated by reference to
             Exhibit 10.14 to the Company's Registration Statement on Form-S-1
             (File No. 333-13679) as filed with the Securities and Exchange
             Commission on October 8, 1996).*

10.16        Standard Industrial/Commercial Single-Tenant Lease-Net, dated July
             1, 1996, between the Company and CNH, LLC, a California limited liability company (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form-S-1 (File No. 333-
             13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.24        Powerwave Technologies, Inc. 2000 Stock Option Plan (the "2000
             Plan") (incorporated by reference to Exhibit 4.1 to the Company's
             Form S-8 (File No. 333-38568) as filed with the Securities and
             Exchange Commission on June 5, 2000.)*

10.25 Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company's Form S-8 (File No. 333-
             38568) as filed with the Securities and Exchange Commission on June
             5, 2000.)*

10.26        Agreement for Purchase and Sale of Property and Joint Escrow
             Instructions by and between Boeing Realty Corporation and Powerwave
             Technologies, Inc., dated as of May 9, 2000 (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000.)

10.27        First Amendment to Agreement for Purchase and Sale of Property and
             Escrow Instruction by and between Boeing Realty Corporation and
             Powerwave Technologies, Inc., dated May 12, 2000 (incorporated by reference to Exhibit 2.2 to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000.)

10.28 Loan Agreement dated as of May 26, 2000, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto
             (incorporated by reference to Exhibit 10.3 to the Company's Form
             10-Q as filed with the Securities and Exchange Commission on August
             15, 2000.)

10.29        Revolving Note dated as of May 26, 2000, pursuant to the Loan
             Agreement dated as of May 26, 2000 by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto
             (incorporated by reference to Exhibit 10.4 to the Company's Form 10-
             Q as filed with the Securities and Exchange Commission on August
             15, 2000.)

21.1         Subsidiaries of the registrant

23.1         Independent Auditors' Consent

99.1         Press release dated June 1, 2000 (incorporated by reference to
             Exhibit 99.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000.)

* Indicates Item 14(a)(3) exhibit (management contract or compensation plan or arrangement).

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

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 23rd day of March 2001.

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

            Signature                      Title                            Date
            ---------                      -----                            ----
    /s/ BRUCE C. EDWARDS         President, Chief Executive Officer      March 23, 2001
------------------------------    and Director (Principal
        Bruce C. Edwards          Executive Officer)


    /s/ KEVIN T. MICHAELS        Senior Vice President, Finance and      March 23, 2001
------------------------------    Chief Financial Officer
        Kevin T. Michaels         (Principal Accounting Officer)


    /s/ JOHN L. CLENDENIN        Chairman of the Board                   March 23, 2001
------------------------------
        John L. Clendenin

    /s/ GREGORY M. AVIS          Director                                March 23, 2001
------------------------------
        Gregory M. Avis

    /s/ EUGENE L. GODA           Director                                March 23, 2001
------------------------------
        Eugene L. Goda

    /s/ DAVID L. GEORGE          Director                                March 23, 2001
------------------------------
        David. L. George

    /s/ ANDREW J. SUKAWATY       Director                                March 23, 2001
------------------------------
        Andrew J. Sukawaty

    /s/ CARL W. NEUN             Director                                March 23, 2001
------------------------------
        Carl W. Neun

    /s/ SAFI U. QURESHEY         Director                                March 23, 2001
------------------------------
        Safi U. Qureshey

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Balance at   Charges to                  Balance at
                                                 Beginning    Costs and                     End of
             Description                         of Period     Expenses     Deductions      Period
             -----------                         ---------     --------     ----------      ------
Year ended December 31, 2000:
  Allowance for doubtful accounts...............   $2,988         256        $  (223)       $3,021
  Allowance for excess and obsolete inventory...   $6,192       4,211        $  (954)       $9,449

Year ended January 2, 2000:
  Allowance for doubtful accounts...............   $1,270      $1,756        $   (38)       $2,988
  Allowance for excess and obsolete inventory...   $5,084      $2,432        $(1,324)       $6,192

Year ended January 3, 1999:
  Allowance for doubtful accounts...............   $  769      $  525        $   (24)       $1,270
  Allowance for excess and obsolete inventory...   $2,518      $3,468(1)     $  (902)       $5,084

(1) Includes inventory reserves recorded as part of the HP Acquisition.