Form 10-K/A
period 2000-12-31
POWERWAVE TECHNOLOGIES INC
filed 2001-04-30
CIK 1023362

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

[X] AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

         For the transition period from________________ to______________

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

       Registrant's telephone number, including area code (714) 466-1000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             Title of each class:
                             --------------------
                        Common stock, par value $.0001

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

     Eugene L. Goda, 65, has been a member of the Company's Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

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

Item 11.  Executive Compensation

Summary Compensation

     The following table sets forth summary information concerning compensation paid by, or accrued for services rendered to, the Company in all capacities during the past three fiscal years to the Company's Chief Executive Officer and to each of the three additional executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                                                   Summary Compensation Table
                                                   --------------------------
                                                                                      Other        Long-term
                                                                Annual               Annual       Compensation
                                                             Compensation         Compensation       Awards           All Other
                                                             ------------         ------------       ------
Name and Principal Position                        Year   Salary ($)   Bonus ($)      ($)       Options (#)/(1)/    Compensation ($)
---------------------------                        ----   ----------   ---------      ---       ----------------    ----------------
Bruce C. Edwards                                    2000    296,000      150,000          /(2)/       650,000          --
  President and Chief Executive Officer             1999    242,500      250,000          /(2)/            --          --
                                                    1998    179,230           --          /(2)/       225,000          --

Stephen C. Cooper                                   2000    223,000       80,000          /(2)/            --          --
  Executive Vice President, Operations/(3)/         1999    169,525      175,000          /(2)/       480,000          --
                                                    1998         --           --           --              --          --

Kevin T. Michaels                                   2000    172,000       75,000          /(2)/        50,000          --
  Senior Vice President, Finance,                   1999    150,000      150,000          /(2)/            --          --
  Chief Financial Officer and Secretary             1998    124,230           --          /(2)/       150,000          --

Anthony J. Zuanich/(4)/                             2000    184,000       65,000    80,086/(5)/            --          --
  Senior Vice President, Sales and                  1999    175,000      125,000    78,989/(5)/        60,000     170,000/(6)/
  Marketing                                         1998     94,230           --    41,177/(7)/       300,000      80,000/(8)/

/(1)/ All option awards prior to May 15, 2000 have been adjusted to reflect the Company's three-for-one stock split that was effective May 15, 2000.

/(2)/ Miscellaneous perquisites which, in the aggregate, are less than 10% of base salary and bonus.

/(3)/ Mr. Cooper left the Company in March of 2001 and will receive salary continuation for twelve months. The total value of this salary continuation is $225,000. Mr. Cooper joined the Company in February of 1999 as Executive Vice President, Operations at an annual salary of $210,000.

/(4)/ Mr. Zuanich joined the Company as Senior Vice President, Sales and Marketing in June of 1998 at a base salary of $175,000 and an annual commission of $75,000.

/(5)/ Consists of $75,000 in annual commission and 401(k) matching contributions and health care coverage payments.

/(6)/  Consists of reimbursement of additional relocation costs.

/(7)/ Consists of $40,385 in prorated annual commission and 401(k) matching contributions and health care coverage payments.

/(8)/  Consists of reimbursement of relocation costs.


Option Grants in Last Fiscal Year

     The following table sets forth certain information concerning grants of options to each of the Company's Named Executive Officers during the fiscal year ended December 31, 2000. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent the Company's estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

                                         Option Grants During Fiscal 2000


                          Number of       % of Total                                           Potential Realizable Value
                          Securities       Options                                             at Assumed Annual Rates of
                          Underlying       Granted to        Exercise                          Stock Price Appreciation
                          Options         Employees in        Price            Expiration           for  Option Term
                                                                                                    ----------------
      Name                Granted (#)     Fiscal Year/(1)/  ($/Share)/(2)/      Date/(3)/           5%             10%
      ----                -----------     ---------------   -------------       ---------         -----           ----
Bruce C. Edwards           350,000/(4)/        12.9%          $31.50           08/01/2010       $6,933,563     $17,571,011
Bruce C. Edwards           300,000/(4)/        11.1%          $31.50           08/01/2005       $2,610,861     $ 5,769,320
Kevin T. Michaels           50,000/(5)/         1.8%          $31.50           08/01/2010       $  990,509     $ 2,510,144
Stephen C. Cooper               --              --               --                   --               --              --
Anthony J. Zuanich              --              --               --                   --               --              --

     /(1)/ Options to purchase an aggregate of 2,703,100 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended December 31, 2000.

     /(2)/ The exercise price of each option is equal to the fair market value of common stock on the date of the grant.

     /(3)/ Options granted have a term of 5 or 10 years, subject to earlier termination in certain events related to termination of employment.

     /(4)/ Subject to continued employment with the Company, the options become exercisable as to one twenty-fourth per month beginning January 1, 2001.

     /(5)/ Subject to continued employment with the Company, the options become exercisable as to one twenty-fourth per month beginning January 1, 2002.

Aggregated Option Exercises in Last Fiscal Year and Year End Value Table

     The following table sets forth certain information concerning the exercise of options by each of the Company's Named Executive Officers during the fiscal year ended December 31, 2000, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 31, 2000. Also reported are the values for "in-the-money" options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of common stock.

                 Aggregated Option Exercises during Fiscal 2000
                     and Option Values at December 31, 2000

                                                                Number of Securities                     Value of
                                Shares                         Underlying Unexercised            Unexercised In-the-Money
                               Acquired           Value         Options at 12/31/2000             Options at 12/31/2000/(2)/
                                                                ---------------------             -------------------------
    Name                     on Exercise       Realized/(1)/  Exercisable    Unexercisable     Exercisable     Unexercisable
    ----                     -----------       ------------   -----------    -------------     -----------     -------------
Bruce C. Edwards                93,750          $2,838,222      103,125         762,500         $5,560,156      $23,615,625
Stephen C. Cooper              125,000          $4,061,698      105,000         250,000         $5,481,875      $13,052,083
Kevin T. Michaels               75,000          $2,606,696       70,500         125,000         $3,835,186      $ 5,393,750
Anthony J. Zuanich             172,000          $6,072,579       44,250         143,750         $2,321,775      $ 7,539,193

(1) Market value on the date of exercise of shares, less option exercise price.

(2) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value per share is deemed to be $58.50, the Company's closing Common Stock price reported by Nasdaq on December 31, 2000.

Compensation of Directors

     For fiscal 2000, the Company's non-employee directors, other than Gregory
M. Avis who waived his fees, received a retainer fee of $20,000 per year payable in quarterly installments and $1,000 per meeting attended (excluding phone meetings) of the Board of Directors. The non-executive Chairman of the Board of Directors receives an additional retainer fee of $20,000 per year payable in quarterly installments. Directors of the Company who are also employees receive no additional compensation for their services as a director.

     Effective December 5, 2000, each of the following non-employee directors (Messrs. Clendenin, George, Goda Neun, Qureshey and Sukawaty) were granted an option to purchase 5,000 shares of Common Stock at an exercise price of $65.75 per share under the 1996 Director Stock Option Plan. Upon their appointment as directors in February of 2000, Messrs. Neun and Qureshey were each granted an option to purchase 90,000 shares of Common Stock at an exercise price of $33.29 per share under the 1996 Director Stock Option Plan.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2000,the Compensation Committee consisted of Eugene L. Goda, Safi U. Qureshey and Andrew J. Sukawaty, none of whom served as an employee of the Company.


Board Compensation Committee Report on Executive Compensation

     The Company's compensation policies applicable to its executive officers are administered by the Compensation Committee (the "Committee") of the Board of Directors. The Committee is made up of three non-employee directors. For the fiscal year ended December 31, 2000, the Committee was composed of Messrs. Goda, Qureshey and Sukawaty. The Company's executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize shareholder value. The programs are designed to enhance shareholder value by aligning the financial interests of the executive officers of the Company with those of its shareholders.

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

     There are three primary components of executive compensation: base salary, bonus plan, and stock option grants. While the elements of compensation are considered separately, the Committee takes into account the total compensation package afforded by the Company to the individual executive.

     Base Salary. Salaries paid to executive officers (other than the Chief Executive Officer) are reviewed annually by the Chairman and the Chief Executive Officer and are adjusted based upon an assessment of the nature of the position and the individual's contribution to corporate goals, experience and Company tenure of the executive officer, comparable market salary data, growth in the Company's size and complexity and changes in the executive's responsibilities. The Chairman and the Chief Executive Officer review all salary recommendations with the Committee. The Chairman reviews any salary recommendations for the Chief Executive Officer with the Committee, which then approves or disapproves such recommendations. The base salaries of Messrs. Cooper, Michaels and Zuanich increased by approximately 7%, 15% and 6% over 1999 levels based on an assessment of the above factors.

     Annual Management Bonus. The Company has established a cash bonus plan for all employees including executive management. Payment of bonuses is dependent on the Company achieving specific performance criteria for the fiscal year. Eighty percent of the bonus is tied to objective performance criteria related to operating revenue, profit before taxes, customer satisfaction and on time delivery metrics. The remaining twenty percent is tied to objective individual performance targets. The Company performance targets are established at the beginning of the fiscal year on the basis of an annual budget developed by management and approved by the Board of Directors. The individual performance targets are also established at the beginning of the fiscal year by the individual's manager and these targets are designed to further the Company's corporate goals. Performance against bonus targets and goals are measured on a bi-annual basis. The size of the overall cash bonus pool is subject to the approval of the Board of Directors. Annual bonuses for fiscal 2000 were paid from a Company-wide bonus pool which totaled approximately $6.2 million. Once the overall bonus pool is approved, the Company's employees are eligible for their individual target bonuses based upon the Company's overall achievement of its performance goals, and an additional percentage based upon individual achievement of their objectives. The Compensation Committee reviews and approves all bonuses for executive officers, based upon an evaluation of their individual performance and contribution to the Company's overall performance.

     Stock Options. Stock options are designed to align the interests of executives with those of the shareholders. Stock option grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance or as an incentive for continued service with the Company as well as continued superior performance. The Chairman or the Chief Executive Officer recommends the number of options to be granted, within a range associated with the individual executive's salary level, and presents this to the Compensation Committee and the entire Board of Directors for their review and approval. The Committee takes into account the total compensation offered to its executives when considering the number of options awarded. The Chief Executive Officer and the Chief Financial Officer comprise the members of the Company's Option Committee, and are empowered by the Board of Directors and the Compensation Committee to grant options to non-officer employees of the Company up to a grant amount of 20,000 shares per employee. All grants for employees of the Company in excess of this amount are submitted to the Compensation Committee or the Board of Directors for approval. All grants for officers of the Company are submitted to both the Compensation Committee and the entire Board of Directors for approval. In fiscal 2000, Mr. Michaels received one option grant. See "Executive Compensation - Option Grants in Last Fiscal Year." This grant was in recognition of Mr. Michaels' promotion to Senior Vice President and increased responsibilities associated with the Company's move to a new location and to provide Mr. Michaels with continued incentive for superior performance.

CEO Compensation

     The principal components of compensation for the Chief Executive Officer for fiscal 2000 included base salary, bonus and stock option grants. The Committee increased Mr. Edwards' base salary from $250,000 to $290,000, effective February 1, 2000, and from $290,000 to $340,000, effective August 1, 2000. The increases in base salary were in recognition of Mr. Edwards significant contributions to the Company's performance in fiscal 2000 and were intended to make Mr. Edwards salary equivalent to the base salaries for Chief Executives at similarly situated companies. For fiscal 2000, Mr. Edwards was paid a cash bonus of $150,000 from the Company's bonus pool. Eighty percent of the bonus was tied to the Company meeting its performance targets related to operating revenue, profit before taxes, customer satisfaction and on time deliveries and the remaining twenty percent was tied to meeting individual objective performance targets set by the Compensation Committee and approved by the Chairman of the Board. For fiscal 2000, the Company fulfilled all of its performance targets and Mr. Edwards fulfilled his individual performance targets. In August 2000, Mr. Edwards was granted two options to purchase, in the aggregate, 650,000 shares of common stock of the Company at an exercise price of $31.50 per share. The options vest as to one twenty-fourth per month beginning January 1, 2001. The option grants reflect a desire to reward Mr. Edwards for the Company's performance as well as provide further incentive for continued superior performance going forward.

Policy Regarding Section 162(m) of the Internal Revenue Code

     The Committee has reviewed the Company's executive compensation plans to determine if revisions may be necessary due to provisions of Section 162(m) of the Internal Revenue Code which generally disallows a tax deduction to public corporations for compensation paid to any of the corporation's executive officers in excess of $1,000,000 during any fiscal year. It is the current policy of the Committee to preserve, to the extent reasonably possible, the Company's ability to obtain a corporate tax deduction for compensation paid to executive officers of the Company to the extent consistent with the best interests of the Company and its shareholders. The Committee continually reviews the Company's existing executive compensation plans and will propose changes, if necessary and reasonable, to ensure compliance with the provisions of Section 162(m) which allow performance-based compensation to be excluded from the deduction limits.

    The Compensation Committee of the Board of Directors:

    Eugene L. Goda
    Safi U. Qureshey
    Andrew J. Sukawaty

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

                       [PERFORMANCE GRAPH APPEARS HERE]


                            POWERWAVE                         S&P
Measurement Period          TECHNOLOGIES,          S&P 500    COMMUNICATIONS
(Fiscal Year Covered)       INC.                   INDEX      EQUIPMENT
---------------------       -------------          -----      ---------
Measurement Pt-12/06/96      $   100               $100       $100
FYE 12/96                    $   130               $ 98       $ 99
FYE 12/97                    $   122               $131       $129
FYE 12/98                    $   162               $168       $227
FYE 12/99                    $   508               $203       $497
FYE 12/00                    $ 1,526               $185       $218

     Notwithstanding anything to the contrary set forth in the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form10-K, in whole or in part, the Board Compensation Committee Report on Executive Compensation and the Stock Performance Comparison graph shall not be incorporated by reference into any such filings.

Item 12. Security Ownership of Certain Beneficial Owners, Directors and Executive Officers

     The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of April 1, 2001, except as otherwise noted, by persons who are directors, Named Executive Officers (as defined under the heading "Summary Compensation"), nominees or persons known to the Company to be beneficial owners of five percent or more of its outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and Named Executive Officers of the Company as a group.

                                                                              Percentage of
                                                      Number of Shares           Shares
Name and Address of Beneficial Owner                Beneficially Owned/(1)/    Outstanding/(1)/
------------------------------------                ------------------         -----------
AIM MANAGEMENT GROUP INC.........................     5,204,106/(2)/                 8.1%
    11 Greenway Plaza Suite 100
    Houston, TX 77046

MORGAN STANLEY DEAN WITTER & CO..................     4,512,079/(3)/                 7.1.%
    1585 Broadway
    New York, NY 10036

Bruce C. Edwards/(14)/...........................       810,416/(4)/                 1.3%
Stephen C. Cooper/(14)/..........................       135,000/(5)/                   *
Kevin T. Michaels/(14)/..........................       104,767/(6)/                   *
Anthony J. Zuanich/(14)/.........................        90,750/(7)/                   *
John L. Clendenin/(14)/..........................       112,750/(8)/                   *
Gregory M. Avis/(14)/............................             -                        -
David L. George/(14)/............................        20,625                        *
Eugene L. Goda/(14)/.............................        15,000/(9)/                   *
Carl W. Neun/(14)/...............................        28,925/(10)/                  *
Safi U. Qureshey/(14)/...........................        35,625/(11)/                  *
Andrew J. Sukawaty/(14)/.........................        67,500/(12)/                  *
All Executive Officers and Directors as a Group
(10 persons) ....................................     1,423,893/(13)/                2.2%

* Less than 1%

   /(1)/ Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 1, 2001, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. As of April 1, 2001, the Company had a total of 63,916,034 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

   /(2)/ Based on a Schedule 13G dated December 31, 2000, filed with the Securities and Exchange Commission by AIM Management Group Inc., on behalf of its wholly-owned subsidiaries AIM Advisors, Inc., AIM Capital Management, Inc. and AIM Private Asset Management, Inc.

   /(3)/ Based on a Schedule 13G dated December 31, 2000, filed with the Securities and Exchange Commission by Morgan Stanley Dean Witter and Co. The 13G states that Morgan Stanley Dean Witter and Co. has shared voting power as to 4,483,829 shares and shared dispositive power as to 4,512,079 shares.

   /(4)/ Includes options exercisable for 185,416 shares within 60 days of April 1, 2001.

   /(5)/ Consists of options exercisable for 135,000 shares within 60 days of April 1, 2001.

   /(6)/ Includes options exercisable for 101,750 shares within 60 days of April 1, 2001.

   /(7)/ Includes options exercisable for 81,750 shares within 60 days of April 1, 2001.

   /(8)/ Includes options exercisable for 43,750 shares within 60 days of April 1, 2001.

   /(9)/ Consists of options exercisable for 15,000 shares within 60 days of April 1, 2001.

   /(10)/ Includes options exercisable for 28,125 shares within 60 days of April
          1, 2001.

   /(11)/ Includes options exercisable for 28,125 shares within 60 days of April
          1, 200 and 7,500 shares owned by Skyline Nevada, LLC, a limited liability company of which Mr. Qureshey is a majority owner. Mr. Qureshey disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of Skyline Nevada, LLC is 15941 Red Hill Avenue, Suite 205, Tustin, CA 92780.

   /(12)/ Consists of options exercisable for 67,500 shares within 60 days of April 1, 2001

   /(13)/ Includes options exercisable for 686,416 shares within 60 days of April 1, 2001 (see notes 4-12).

   /(14)/ The business address of this individual is 1801 E. St. Andrew Place,
          Santa Ana, CA 92705.

Item 13.  Certain Relationships and Related Transactions

Transactions with Management and Others

    The Company has entered into indemnification agreements with its directors, certain executive officers and certain affiliated entities. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by Delaware law.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 27th day of April, 2001.

                    POWERWAVE TECHNOLOGIES, INC.

                    By:  /s/  Kevin T. Michaels
                    ---------------------------------------------------
                              Kevin T. Michaels
                    Senior Vice President, Finance and Chief Financial Officer