Form 10-Q
period 2001-04-01
POWERWAVE TECHNOLOGIES INC
filed 2001-05-15
CIK 1023362

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended April 1, 2001

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________ to ___________


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


      Registrant's telephone number, including area code: (714) 466-1000

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

     As of May 14, 2001 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 63,998,641.

================================================================================

                         POWERWAVE TECHNOLOGIES, INC.
                                     INDEX


                                                                            Page
                                                                            ----
Part I.  Financial Information

   Item 1.  Financial Statements

            Consolidated Balance Sheets at April 1, 2001 (Unaudited)
             and December 31, 2000                                            3

            Consolidated Statements of Operations (Unaudited) for the
             three months ended April 1, 2001 and April 2, 2000               4

            Consolidated Statements of Comprehensive Operations (Unaudited)
             for the three months ended April 1, 2001 and April 2, 2000       5

            Consolidated Statements of Cash Flows (Unaudited) for the
             three months ended April 1, 2001 and April 2, 2000               6

            Notes to Consolidated Financial Statements (Unaudited)          7-9

   Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                    10-25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk       26

Part II.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K                                 27

Signatures                                                                   28

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the level of expected capital expenditures and 3G product trends. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to, the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. The actual results of Powerwave Technologies, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 10-25. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

                          POWERWAVE TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                              April 1,      December 31,
                                                                                2001           2000
                                                                            ------------    ------------
                                      ASSETS                                 (Unaudited)
Current Assets:
  Cash and cash equivalents.................................................    $109,994        $128,733
  Accounts receivable, net of allowance for doubtful accounts of $2,968
   and $3,021 at April 1, 2001 and December 31, 2000, respectively..........      55,390          80,006
  Inventories, net..........................................................      69,903          51,275
  Prepaid expenses and other current assets.................................       3,577           5,387
  Notes receivable..........................................................          --              26
  Prepaid income taxes......................................................       4,678              --
  Deferred tax assets.......................................................       8,745           8,553
                                                                                --------        --------
     Total current assets...................................................     252,287         273,980

Property and equipment......................................................     145,305         128,638
Less accumulated depreciation and amortization..............................     (33,325)        (26,980)
                                                                                --------        --------
  Net property and equipment................................................     111,980         101,658
                                                                                --------        --------
Intangible assets, net......................................................       9,899          10,777
Deferred tax assets.........................................................       5,436           5,436
Other non-current assets....................................................       1,782           1,946
                                                                                --------        --------
TOTAL ASSETS................................................................    $381,384        $393,797
                                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................................    $ 49,314        $ 50,829
  Accrued expenses and other liabilities....................................      19,637          24,023
  Current portion of long-term debt.........................................         167              96
  Income taxes payable......................................................          --           2,299
                                                                                --------        --------
     Total current liabilities..............................................      69,118          77,247

Long-term debt, net of current portion......................................          39              42
Other non-current liabilities...............................................          56             236
                                                                                --------        --------
     Total liabilities......................................................      69,213          77,525
                                                                                --------        --------

Contingencies...............................................................          --              --

Shareholders' Equity:
  Preferred Stock, $.0001 par value, 5,000 shares authorized and
    no shares issued and outstanding........................................          --              --
  Common Stock, $.0001 par value, 135,000 shares authorized,
    63,916 shares issued and outstanding at April 1, 2001 and
    63,509 shares issued and outstanding at December 31, 2000...............     227,055         221,349
  Accumulated other comprehensive income....................................          --             276
  Retained earnings.........................................................      85,116          94,647
                                                                                --------        --------
     Total shareholders' equity.............................................     312,171         316,272
                                                                                --------        --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................    $381,384        $393,797
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

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)

                                                   Three Months Ended
                                                -----------------------
                                                April 1,       April 2,
                                                  2001           2000
                                                --------       --------
Net sales....................................   $ 72,976       $103,854
Cost of sales................................     68,383         71,397
                                                --------       --------
Gross profit.................................      4,593         32,457
Operating expenses:
  Sales and marketing........................      4,976          5,065
  Research and development...................     10,897          9,008
  General and administrative.................      6,158          3,585
                                                --------       --------
Total operating expenses.....................     22,031         17,658

Operating income (loss)......................    (17,438)        14,799
Other income, net............................      2,546          1,210
                                                --------       --------

Income (loss) before income taxes............    (14,892)        16,009
Provision (benefit) for income taxes.........     (5,361)         5,683
                                                --------       --------

Net income (loss)............................   $ (9,531)      $ 10,326
                                                ========       ========
Basic earnings (loss) per share..............     $(0.15)         $0.17
                                                ========       ========
Diluted earnings (loss) per share............     $(0.15)         $0.16
                                                ========       ========
Basic weighted average common shares.........     63,697         60,936
                                                ========       ========
Diluted weighted average common shares.......     63,697         64,284
                                                ========       ========

   The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                  (Unaudited)
                                (in thousands)


                                                             Three Months Ended
                                                           ----------------------
                                                           April 1,      April 2,
                                                             2001          2000
                                                           --------      --------
Net income (loss)........................................  $(9,531)      $10,326
Other comprehensive income (loss) net of tax:
Reclassification adjustment for realized gains on
 available-for-sale securities included in net income....     (276)           --
                                                           -------       -------
Comprehensive income (loss)..............................  $(9,807)      $10,326
                                                           =======       =======

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                          Three Months Ended
                                                                     -----------------------------
                                                                        April 1,         April 2,
                                                                          2001             2000
                                                                     --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................  $     (9,531)    $     10,326
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization..................................         7,363            3,401
    Provision for doubtful accounts................................            71              201
    Provision for excess and obsolete inventories..................         5,466            1,750
    Compensation costs related to stock options....................            15               22
    Loss on disposal of property, plant and equipment..............            --               57
    Gain on sale of available-for-sale securities..................          (568)              --
  Changes in operating assets and liabilities:
    Accounts receivable............................................        24,545          (12,609)
    Inventories....................................................       (24,094)          (1,575)
    Prepaid expenses and other current assets......................         1,341             (336)
    Income taxes...................................................        (4,822)          (2,943)
    Accounts payable...............................................        (1,515)          (1,656)
    Accrued expenses and other liabilities.........................        (4,386)          (1,510)
    Other non-current assets.......................................           164           (2,369)
    Other non-current liabilities..................................          (180)              28
                                                                     ------------     ------------
      Net cash provided by (used in) operating activities..........        (6,131)             488

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment...............................       (16,679)          (3,984)
  Proceeds from sale of available-for-sale securities..............           568               --
  Payment received on notes receivable.............................            26            6,975
                                                                     ------------     ------------
      Net cash provided by (used in)  investing activities.........       (16,085)           2,991

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt.............................           (60)             (89)
  Issuance of Common Stock.........................................         1,623              654
  Proceeds from exercise of stock options..........................         1,914            3,080
                                                                     ------------     ------------
      Net cash provided by financing activities....................         3,477            3,645
                                                                     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............       (18,739)           7,124
CASH AND CASH EQUIVALENTS, beginning of period.....................       128,733           76,671
                                                                     ------------     ------------
CASH AND CASH EQUIVALENTS, end of period...........................  $    109,994     $     83,795
                                                                     ============     ============
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) for:
    Interest.......................................................  $         32     $          9
                                                                     ============     ============
    Income taxes...................................................  $       (539)    $        925
                                                                     ============     ============
NON CASH ITEMS:
  Tax benefit related to stock option exercises....................  $      2,116     $     10,492
                                                                     ============     ============
  Tax benefit related to issuance of Common Stock under the
   Employee Stock Purchase Plan....................................  $         39     $        216
                                                                     ============     ============
  Reversal of deferred tax liability on available-for-
   sale-securities.................................................  $        192     $         --
                                                                     ============     ============
  Reclassification adjustment for realized gains on available-for-
   sale securities.................................................  $        276     $         --
                                                                     ============     ============
  Acquisition of property and equipment through capital leases.....  $        128     $         60
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

                         POWERWAVE TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
             (in thousands except for share and per share amounts)


Basis of Presentation

  The accompanying consolidated financial statements have been prepared by Powerwave Technologies, Inc. ("Powerwave" or the "Company") without audit (except for balance sheet information as of December 31, 2000) in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The accounting policies followed by the Company are set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

  The results of operations for the three months ended April 1, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2001 (fiscal year 2001). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Earnings (loss) Per Share

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Potential common shares have been excluded from diluted weighted average common shares for the three months ended April 1, 2001, as the effect would be anti-dilutive.

   The following details the calculation of basic and diluted earnings (loss) per share:

                                                           April 1,        April 2,
                                                             2001            2000
                                                           --------        --------
                                                           (In thousands except for
                                                               per share amounts)
  Basic:..............................................
    Basic weighted average common shares..............      63,697          60,936
    Net income (loss).................................     $(9,531)        $10,326
                                                           -------         -------
    Basic earnings (loss) per share...................     $ (0.15)        $  0.17
                                                           =======         =======

  Diluted:
    Basic weighted average common shares..............      63,697          60,936
    Potential common shares...........................          --           3,348
                                                           -------         -------
    Diluted weighted average common shares............      63,697          64,284
    Net income (loss).................................     $(9,531)        $10,326
                                                           -------         -------
    Diluted earnings (loss) per share.................     $ (0.15)        $  0.16
                                                           =======         =======

New Accounting Pronouncements

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001 and such adoption did not have a material impact on the Company's consolidated financial statements.

Inventories

  Inventories, net, consist of the following:

                                                           April 1,     December 31,
                                                             2001           2000
                                                           -------      ------------
   Parts and components..............................      $32,306         $29,023
   Work-in-process...................................       17,131          12,824
   Finished goods....................................       20,465           9,428
                                                           -------         -------
   Total.............................................      $69,902         $51,275
                                                           =======         =======

  Inventories are net of an allowance for excess and obsolete inventory of $14,479 and $9,449 as of April 1, 2001 and December 31, 2000, respectively.

Segment Information

  Utilizing the management approach, the Company has broken down its business based upon the RF frequency in megahertz ("MHz"), within which the product operates, i.e., 800-1000 MHz, 1800-2000 MHz, and over 2000 MHz. Neither operating expenses nor specific assets are allocated to these segments. Therefore, the segment information reported only includes net sales, cost of sales and gross profit (loss).

                                                      Business Segments
                                                      -----------------
                                                        (in thousands)
                                       800-1000     1800-2000       2000+
                                         MHz           MHz           MHz         Total
                                    ----------------------------------------------------
Three months ended April 1, 2001
Net sales..........................    $46,373       $11,942       $14,661      $ 72,976
Cost of sales......................    $38,584        15,841        13,958        68,383
                                       -------       -------       -------      --------
Gross profit (loss)................    $ 7,789       $(3,899)      $   703      $  4,593
                                       =======       =======       =======      ========

Three months ended April 2, 2000
Net sales..........................    $75,586       $28,268       $    --      $103,854
Cost of sales......................    $48,824        22,573            --        71,397
                                       -------       -------       -------      --------
Gross profit (loss)................    $26,762       $ 5,695       $    --      $ 32,457
                                       =======       =======       =======      ========

  The following schedule presents an analysis of Powerwave's net sales based upon the geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to South Korea and all locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Shipments to Canada were $10,226 and $24,304 for the three months ended April 1, 2001 and April 2, 2000, respectively. There were no shipments to Mexico for the three months ended April 1, 2001, compared to $2,559 for the three months ended April 2, 2000. For the three months ended April 1, 2001 and April 2, 2000, shipments to South Korea were $12,879 and $7,831, respectively.

                                          North                    Europe and Other
                                         American       Asia        International        Total
                                         --------   ------------   ----------------   -----------
   Net sales for the three
    months ended April 1, 2001........    $40,792      $14,351          $17,833          $ 72,976
   Net sales for the three
    months ended April 2, 2000........    $81,678      $ 7,831          $14,345          $103,854

     The majority of the Company's assets are located in the United States.

     Total accounts receivable as of April 1, 2001, include 56% from United States based customers, 23% from customers located in France and 12% from customers located in South Korea.

     The Company's product sales have historically been concentrated in a small number of customers. During the three months ended April 1, 2001 sales to one customer accounted for approximately 37% of net sales and sales to three other customers each accounted for at least 10% of net sales. For the three months ended April 2, 2000 sales to one customer accounted for approximately 41% of net sales and sales to two other customers each accounted for over 10% of net sales.

Stock Option Plans

     The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, 1996 Director Stock Option Plan and the 2000 Stock Option Plan for the three months ended April 1, 2001:

                                                                     Number of       Number of
                                                                      Options         Options
                                                                    Exercisable    Available for
                                   Number of        Price per          as of        Grant as of
                                     Shares           Share        April 1, 2001   April 1, 2001
                                   ----------     --------------   -------------   -------------
     Balance at January 1, 2001    8,266,522      $ 0.82-$73.56
      Granted                        436,350      $15.19-$50.00
      Exercised                     (365,155)     $ 0.82-$17.71
      Cancelled                     (272,364)     $ 4.58-$44.75
                                   ---------
     Balance at April 1, 2001      8,065,353      $ 0.82-$73.56        2,535,113       2,557,013
                                   =========                           =========       =========


     During the three months ended April 1, 2001 and April 2, 2000, the Company recorded compensation costs related to stock options of approximately $15 and $22, respectively. The remaining unamortized compensation expense as of April 1, 2001 was approximately $141 and will be amortized through September 2003.

Employee Stock Purchase Plan

     The eighth offering under the Powerwave's Employee Stock Purchase Plan (the "Purchase Plan") concluded on January 31, 2001, with 60,595 shares of the Company's Common Stock purchased under the Purchase Plan at a price per share of $26.775. At April 1, 2001, there were rights to purchase approximately 23,000 shares of Common Stock outstanding under the Purchase Plan's ninth offering, based on a purchase price of 85% of the closing price of the Company's stock at February 1, 2001. The ninth offering will conclude on July 31, 2001.

Contingencies

     The Company is subject to various legal proceedings from time to time as part of its business. As of April 1, 2001, the Company is not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would have a material adverse effect on the Company's business, financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in "Additional Factors That May Affect Our Future Results."

Results of Operations

     The following table summarizes our results of operations as a percentage of net sales for the three months ended April 1, 2001 and April 2, 2000.

                                           As a Percentage of Net Sales
                                                Three Months Ended
                                           ----------------------------
                                            April 1,          April 2,
                                              2001              2000
                                           ----------        ----------
Net sales                                     100.0%            100.0%
Cost of sales                                  93.7              68.8
                                             ------             -----
Gross profit                                    6.3              31.2
Operating expenses:
     Sales and marketing                        6.8               4.9
     Research and development                  14.9               8.7
     General and administrative                 8.5               3.4
                                             ------             -----
Total operating expenses                       30.2              17.0
                                             ------             -----

Operating income (loss)                       (23.9)             14.2
Other income, net                               3.5               1.2
                                             ------             -----

Income (loss) before income taxes             (20.4)             15.4
Provision (benefit) for income taxes           (7.3)              5.5
                                             ------             -----

Net income (loss)                            (13.1)%              9.9%
                                             =====              =====


Three months ended April 2, 2001 and April 1, 2000

Net Sales

     Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 29.7% to $73.0 million for the quarter ended April 1, 2001 from $103.9 million for the quarter ended April 2, 2000. The decline in net sales was due to a significant reduction in demand for our single-carrier products which are sold through our original equipment manufacturer ("OEM') customers, as well as a reduction in demand from our direct operator customers for multi-carrier products. The reduction in demand occurred in our products covering both the 800-1000 MHz and the 1800-2000 MHz ranges. We believe that this reduction in demand was due in large part to the current economic slowdown occurring in the United States as well as the slowdown occurring in the worldwide wireless communications markets. We currently anticipate that both the economic slowdown in the United States and the slowdown in the worldwide wireless communications markets will negatively impact our revenues for the remainder of the current fiscal year. For the quarter ended April 1, 2001, total sales of products for networks in the 800-1000 MHz range (including both single and multi-carrier RF power amplifiers and racks) accounted for approximately 64% of sales or $46.4 million, compared to approximately 73% of sales or $75.6 million for the quarter ended April 2, 2000. Sales of RF power amplifiers and associated products for networks in the 1800-2000 MHz range (consisting mainly of single carrier RF power amplifiers) accounted for approximately 16% of sales or $11.9 million for the first quarter of 2001, compared to approximately 27% or $28.3 million for the first quarter of 2000. The decline in sales of 800-1000 MHz and 1800-2000 MHz products was partially offset by sales of products for use in networks over 2000 MHz, which largely consist of third generation or 3G products. For the quarter ended April 1, 2001 sales of products for use in networks over 2000 MHz accounted for approximately 20% of revenues or $14.7 million, as compared to no revenues for the quarter ended April 2, 2000.

     We track the geographic location of our sales based upon the location to which we ship products. Since many of our customers receive products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are not able to identify the final installation location of our products. Based upon the location to which we ship our products, North America has accounted for the majority of our sales. Sales to customers in North America accounted for approximately 56% of revenue or $40.8 million for the quarter ended April 1, 2001, compared to approximately 79% of revenue or $81.7 million for the quarter ended April 2, 2000. Total international sales (excluding North American sales) accounted for approximately 44% of revenues or $32.2 million for the quarter ended April 1, 2001, compared to approximately 21% or $22.2 million for the quarter ended April 2, 2000. Total Asian sales increased to $14.4 million for the quarter ended April 1, 2001 from $7.8 million for the quarter ended April 2, 2000. Total Asian sales accounted for approximately 20% of revenues in the first quarter of 2001 compared to approximately 8% of sales in the first quarter of 2000. See "Additional Factors That May Affect Our Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations."

     For the first quarter ended April 1, 2001, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 37% of revenues and sales to Cingular Wireless, Verizon Wireless and Samsung Electronics Co. Ltd. ("Samsung") each accounted for at least 10% of the revenues for the quarter. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent") and Nortel, is dependent upon the development schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. A number of factors may cause delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Europe, Asia, South America and other areas. Such factors include economic slowdowns in the wireless operator's operating region, delays in government approvals required for system deployment, reduced subscriber demand for wireless services, high prices for new spectrum licenses, increased competition and bidding between OEMs for infrastructure contracts and delays in the development and delivery of telephone handsets which are compatible with new wireless protocols. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations have caused and may continue to cause significant reduction in our revenues and/or operating income which has harmed and may continue to harm our business, financial condition and results of operations. See "Additional Factors That May Affect Our Future Results--A Significant Amount of Our Revenues Comes from a Few
Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the first quarter of fiscal 2001 and 2000 were 6.3% and 31.2%, respectively. The decrease in our gross profit margins during the first quarter of 2001 as compared to the first quarter of 2000 is due to several factors, the most significant being the unanticipated reduction in revenues which resulted in lower absorption of manufacturing overhead expense and increased labor costs, when viewed as a percentage of revenue. Additionally, during the first quarter of 2001, we incurred costs to ramp up several new production lines in our new Santa Ana facility, as well as additional depreciation expenses associated with the additional capital equipment purchased to support our new production lines which we have planned for this fiscal year. We also incurred approximately $1.4 million in one-time expenses associated directly with our manufacturing operations related to the move and consolidation of our facilities during the first quarter of 2001. We anticipate that in the near-term, due to our reduced sales level, we will continue to experience lower labor and overhead absorption rates, which increases cost of sales as a percentage of revenues. For the first quarter of 2001, our gross profit margins were also impacted by a $5.5 million provision for excess and obsolete inventories. We have taken this additional inventory provision to reflect the additional amount of excess and obsolete raw material and finished goods we had in inventory at April 1, 2001. The increase in the amount of excess and obsolete inventories was due to the significant order quantity reductions and delivery cancellation and push outs of our products that we experienced in the quarter ended April 1, 2001.

     While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability may be adversely affected. For a discussion of the effects of declining average sales prices on our business, see "Additional Factors That May Affect Our Future Results--Our Average Sales Prices are Declining."

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease. We have introduced new products at lower sales prices. These lower sales prices have impacted the average sales prices of our products. Future pricing actions by us and our competitors may also adversely impact our gross profit margins and profitability, which could also result in decreased liquidity and adversely affect our business, financial condition and results of operations. For a discussion of the impact of new products on our business, see "Additional Factors That May Affect Our Future Results--We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change."

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses, and trade show expenses. Sales and marketing expenses decreased by 2% to $5.0 million for the quarter ended April 1, 2001, from $5.1 million for the quarter ended April 2, 2000. As a percentage of sales, sales and marketing expenses were 6.8% and 4.9% for the quarters ended April 1, 2001 and April 2, 2000, respectively. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to decreased sales commissions related to lower product sales, partially offset by increased trade show expenses and charges for customer demonstration units. For both the quarters ended April 1, 2001 and April 2, 2000, approximately $0.2 million in sales and marketing expenses represents the amortization of a customer list and non-compete agreement acquired as part of our acquisition of Hewlett-Packard Company's RF power amplifier business in October 1998 (the "HP Acquisition").

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, and next generation "2.5G" and "3G" products. Research and development expenses increased by 21% to $10.9 million for the quarter ended April 1, 2001 from $9.0 million for the quarter ended April 2, 2000. Research and development expenses as a percentage of sales for the quarters ended April 1, 2001 and April 2, 2000 were 14.9% and 8.7%, respectively. The increase in research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 72% to $6.2 million for the quarter ended April 1, 2001, from $3.6 million for the quarter ended April 1, 2000. General and administrative expenses as a percentage of sales for the quarters ended April 1, 2001 and April 2, 2000 were 8.5% and 3.4%, respectively. The increase in general and administrative expenses was primarily attributable to increased staffing costs which resulted from the growth we experienced during fiscal year 2000. In addition we incurred approximately $2.2 million in one-time expenses during the quarter ended April 1, 2001, related to the move to our new Southern California headquarters and manufacturing facility.

     As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired was capitalized on our balance sheet. This amount is being amortized over ten years and is included in general and administrative expenses. For both the quarter ended April 1, 2001 and the quarter ended April 2, 2000, approximately $0.1 million of goodwill was amortized and included in general and administrative expenses.

Other Income (Expense)

     We earned $2.5 million of other income, net, during the first quarter of 2001 compared to $1.2 million of other income, net, earned in the first quarter of 2000. Other income consists primarily of interest income, net of any interest expense. The increase in other income is primarily due to increased cash balances. In addition, during the first quarter of 2001, we recognized a gain of approximately $568,000 on the sale of available-for-sale securities.

Provision (Benefit) for Income Taxes

     During the quarter ended April 1, 2001, we recorded a tax benefit at a rate of 36.0% as a result of the availability of net operating loss carryforwards. During the quarter ended April 2, 2000, we recorded a tax provision at our effective rate of 35.5%.

Liquidity and Capital Resources

     We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of April 1, 2001, we had working capital of $183.2 million, including $110.0 million in cash and cash equivalents as compared to working capital of $196.7 million at December 31, 2000, which included $128.7 million in cash and cash equivalents.

     Net accounts receivable decreased to $55.4 million at April 1, 2001 from $80.0 million at December 31, 2000, and net inventories increased to $69.9 million at April 1, 2001 from $51.3 million at December 31, 2000, primarily due to the significant decrease in sales volume during the first quarter of 2001 as compared to the fourth quarter of 2000. Net cash used by operating activities was approximately $6.1 million for the three months ended April 1, 2001, compared with net cash provided by operations of $0.5 million for the three months ended April 2, 2000. The decrease in cash flow from operating activities is primarily due to our net loss from operations.

     Capital expenditures were approximately $16.7 million and $4.0 million for the first quarter of 2001 and 2000, respectively. The majority of the capital spending during the first quarter of 2001 was for capital improvements to our new Southern California manufacturing and headquarters facility, as well as spending on electronic test equipment utilized in our manufacturing and research and development areas.

     On April 28, 1998, we purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation ("Metawave"), a supplier of "smart" antennas to the wireless communications market and a customer, in a private offering. The total amount raised in this private offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave and were redeemed in full on April 28, 1999. Upon the issuance of the Notes, we received related warrants to purchase 53,576 shares of Metawave Series D Preferred Stock at a price of $.01 per share. We exercised these warrants in April 1999. These shares of Series D Preferred Stock were converted into 51,420 shares of Metawave Common Stock upon Metawave's initial public offering in May 2000. We sold these shares in February 2001, at an average price per share, net of commissions of $11.06, and recognized a gain of approximately $568,000. This gain is included in other income, net.

     Net cash provided by financing activities was approximately $3.5 million for the first quarter of 2001 compared to $3.7 million for the first quarter of 2000. Net cash provided by financing activities primarily represents proceeds from stock option exercises as well as proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

     We had cash and cash equivalents of $110.0 million at April 1, 2001, compared with $128.7 million at December 31, 2000. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

     We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next 12 months. For the remainder of fiscal 2001, we currently anticipate capital spending on property and equipment to be in the range of $5 million to $15 million, and we currently we plan to fund these expenditures from our existing cash balances. However, we have utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and expect to continue to do so selectively in the future. We may require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.


New Accounting Pronouncements

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 as amended, establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not previously considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133 effective January 1, 2001 and such adoption did not have a material impact on our consolidated financial statements.

Disclosure About Foreign Currency Risk

     A significant portion of our revenues have been derived from international sources, with our international customers accounting for approximately 44% of our first quarter fiscal 2001 revenues, 21% of our fiscal 2000 revenues and 33% of our fiscal 1999 revenues. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Asia, Europe and South America. International locations have a history of instability in the value of their currencies. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

     Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and equity markets in the last few years. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers currently pay for our products with U.S. Dollars. The past strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Such a significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see "Additional Factors That May Affect Our Future Results--There are Many Risks Associated With International Operations."

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


Additional Factors That May Affect Our Future Results

     Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated herein, which reflect our current expectations. These factors include the following:

     . the ability to add new customers to reduce our dependence on any one customer;
     .  the ability to maintain our existing customers;
     . industry specific factors, including a slowdown in the demand for wireless communications and RF power amplifiers;
     .  the impact of any reduction in demand for our products;
     . the ability to increase demand for our products from major wireless infrastructure OEMs;
     . the ability to produce both new and existing products which meet the quality standards of both our existing and potential new customers;
     . the ability to ramp-up production of new products in both a timely and cost effective manner;
     . the ability to timely develop and produce commercially viable products at competitive prices;
     . the ability to maintain a stable and reliable source of electricity to support our operations at a reasonable cost;
     .  the ability to manage rapid change in demand for our products;
     .  the availability and cost of components;

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

A Significant Amount of Our Revenues Comes from a Few Customers

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless OEMs, such as Ericsson, LG Electronics ("LG"), Lucent, Motorola Inc. ("Motorola"), Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung as well as major operators of wireless networks, such as AT&T Wireless, Cingular Wireless and Verizon Wireless.

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

     For the three months ended April 1, 2001, our largest customer was Nortel, which accounted for approximately 37% of our net sales. For fiscal 2000, Nortel accounted for approximately 47% of our net sales. During the first quarter of fiscal 2001, Nortel announced that it was lowering its expectations for wireless infrastructure demand for the year 2001. The resulting significant reduction in demand by Nortel had and will continue to have an adverse effect on our business, results of operations and financial condition. Also, for the first quarter of 2001, our next three largest customers (in alphabetical order), Cingular Wireless, Samsung and Verizon Wireless, each accounted for at least 10% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition.

     The risks related to our customer concentration were magnified in 1998 due to certain of our customer's geographic concentration in South Korea, which experienced an economic and financial crisis during 1998. For fiscal 1998, our South Korean customers accounted for $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million, or approximately 83% of our total net sales. During fiscal 2000 our South Korean customers accounted for approximately 8% of total sales or $34.1 million and in fiscal 1999 they accounted for approximately 21% of our total net sales or $62.2 million. For the first quarter of fiscal 2001, our South Korean customers accounted for approximately 18% of our net sales or $12.9 million.

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

  In addition, from time to time OEMs may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other possible uncertainties associated with wireless infrastructure deployments and OEMs' purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand which could exceed our production capacity and could negatively impact our ability to meet customers' demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

 Our Quarterly Results Fluctuate Significantly

  We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, any of which could have a material adverse effect on our business, results of operations and financial condition. Factors that could cause our results of operations to vary include the following:

  . variations in the timing, cancellation, or rescheduling of customer orders and shipments;
  . variations in manufacturing costs, capacities and efficiencies;
  . capacity and production constraints, including constraints associated with single-source component suppliers;
  . delays in qualification by customers of new products or redesigns;
  . product failures and associated in-field service support costs;
  . cancellations or reductions of customer orders and shipments due to economic slowdowns in the  customers' operating regions;
  . cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer;
  . competitive factors, including pricing, availability and demand for competing amplification products;
  . warranty expenses;
  . the availability and cost of components;
  . the timing, availability and sale of new products by us or our competitors; . changes in the mix of products having differing gross margins;
  . changes in average sales prices;
  . long sales cycles associated with our products;
  . variations in product development and other operating expenses;
  . discounts given to certain customers for large volume purchases;
  . interruptions in the supply of electricity and significant increases in the cost of electricity; and
  . high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall.

  In addition, while we periodically receive order forecasts from our major customers, such customers generally have no binding obligation to purchase the forecasted amounts. See "A Significant Amount of Our Revenues Comes From a Few Customers." Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have in the past adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future.

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

  Our Facilities are Located in the State of California Which is Experiencing an Electricity Shortage

  The two largest investor owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have been experiencing electricity generation shortages due to the collapse of California's deregulation strategy. Pacific Gas & Electric has declared voluntary bankruptcy in order to restructure its outstanding obligations, and Southern California Edison continues to operate with the potential risk of a future bankruptcy filing. The inability of these companies to continue purchasing electricity has resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas and Electric. As of May 5, 2001 we have not experienced any interruption in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of interruptions of power supply. We are not able to guarantee that we will not experience any interruptions in electrical service to our facilities in the future. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to re-calibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

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

  As a result of our reliance on certain single-sourced customized components, an abrupt reduction in customer demand could result in excess inventories of such components due to the nature of the volume purchasing agreements that we utilize to obtain component cost reductions. If we are unable to utilize such components in a timely manner and are unable to sell such components due to their customized nature, the resulting negative impact on our liquidity and resulting increased inventory levels could have a material adverse effect on our business, results of operations and financial condition.

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

  While we believe that we currently compete favorably with respect to these characteristics, this may change in the future. If we fail to address our competitive challenges, there could be a material adverse effect on our business, financial condition and results of operations.

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

  Our future success depends largely upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from us. During 2000, Ericsson purchased Microwave Power Devices, one of our competitors. We cannot predict the ultimate impact this purchase will have on our business with Ericsson. Any potential reduction in our business with Ericsson could have a negative impact on our business, financial condition and results of operations. In addition, various companies could also compete directly with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, there would be a material adverse effect on our business, financial condition and results of operations.

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

 We May Fail to Develop Products that are Sufficiently Manufacturable or of Adequate Quality and Reliability

  Manufacturing our products is a complex process and requires significant time and expertise to meet customers' specifications. Successful manufacturing is substantially dependent upon our ability to tune these products to meet specifications in an efficient manner. In this regard, we depend on our staff of trained technicians. If we cannot design our products to minimize the manual tuning process, if we are unable to attract additional trained technicians, or if we lose a number of our trained technicians, it would have a material adverse effect on our business, financial condition and results of operations.

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

 There are Many Risks Associated With International Operations

  For the first quarter of fiscal 2001, fiscal years 2000, 1999 and 1998, international revenues (excluding North American sales) accounted for approximately 44%, 21%, 33% and 41% respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

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

 Many Wireless Infrastructure Manufacturers have Internal RF Power Amplifier Production Capabilities

  Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers regularly produce RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. Recently, Ericsson, one of our OEM customers, purchased Microwave Power Devices, Inc., one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely or expand their reliance on us as an external source of supply for their RF power amplifiers.

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

 Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

  We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 10 U.S. patents, and we currently have 15 separate U.S. patent applications filed. All of these efforts along with the knowledge and experience of our management and technical personnel strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

  We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors in the past. While we believe that we have adequately protected our proprietary technology, and we will take all legal measures to protect it, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

 Actual or Alleged Defects in Our Products May Create Liability to Those Claiming Injury

  Any of the following could have a material adverse effect on our business, financial condition and results of operations:

   . a determination or allegation that systems or devices relying on or incorporating our products create a health risk, causing us to be named as a defendant, and held liable, in a product liability lawsuit;
   . delays or prohibitions on the installation of wireless communications networks due to alleged health or environmental risks; and . our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability lawsuits.

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

 Our Stock Price Has Been and May Continue to Be Volatile

  The price of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for some investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of our Common Stock. Our stock price may be affected by the factors discussed above as well as:

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

 Risk of Litigation

  Powerwave is not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. Any potential litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations. Such diversion could have an adverse impact on our business, results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

  Our financial instruments include cash and cash equivalents and long-term debt. At April 1, 2001, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

  Currently, we do not enter into derivative financial instruments and we do not currently have any significant direct foreign currency exposure. Aside from operating costs of our South Korean repair operation, we do not transact business in foreign currencies. As a result , we do not have any significant direct foreign currency exposure at April 1, 2001.

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

  We require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. We therefore are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements. If we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In such an event, our business, results of operations and financial condition could be adversely affected. In addition, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers' demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could adversely effect our business, results of operations and financial condition.

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Documents filed as a part of this report:

None

        (b) No reports have been filed on Form 8-K for the quarter for which this report is filed.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  POWERWAVE TECHNOLOGIES, INC.


Date:     May 15, 2001                        By: /s/  Kevin T. Michaels
          ------------                        ----------------------------------
                                                       Kevin T. Michaels
                                              Senior Vice President, Finance and
                                              Chief Financial Officer