Form 10-Q
period 2001-07-01
POWERWAVE TECHNOLOGIES INC
filed 2001-08-07
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended July 1, 2001

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from _________ to ________


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

                             --------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     As of August 1, 2001 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 64,386,951.

================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                     INDEX

                                                                                                                Page
                                                                                                                ----
Part I.  Financial Information

          Item 1.  Condensed Financial Statements

                              Condensed Consolidated Balance Sheets at July 1, 2001 (Unaudited) and
                                 December 31, 2000                                                               3

                              Condensed Consolidated Statements of Operations (Unaudited) for the three and
                                 six months ended July 1, 2001 and July 2, 2000                                  4

                              Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                                 for the three and six months ended July 1, 2001 and July 2, 2000                5

                              Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months
                                 ended July 1, 2001 and July 2, 2000                                             6

                              Notes to Condensed Consolidated Financial Statements (Unaudited)                   7-10

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         11-27

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    28


Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                                                              29

Signatures                                                                                                       30

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the level of expected capital expenditures and 3G product trends. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to, the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. The actual results of Powerwave Technologies, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 11-27. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

                         POWERWAVE TECHNOLOGIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (in thousands)

                                                                                         July 1,          December 31,
                                                                                          2001               2000
                                                                                      -------------      -------------
                                     ASSETS
Current Assets:
     Cash and cash equivalents....................................................       $ 99,190           $128,733
     Accounts receivable, net of allowance for doubtful accounts of  $3,277 and
      $3,021 at July 1, 2001 and December 31, 2000, respectively..................         63,184             80,006
     Inventories, net.............................................................         61,053             51,275
     Prepaid expenses and other current assets....................................          3,071              5,387
     Notes receivable.............................................................             --                 26
     Prepaid income taxes.........................................................          7,259                 --
     Deferred tax assets..........................................................          8,745              8,553
                                                                                         --------           --------
        Total current assets......................................................        242,502            273,980

Property and equipment............................................................        147,475            128,638
Less accumulated depreciation and amortization....................................        (38,462)           (26,980)
                                                                                         --------           --------
     Net property and equipment...................................................        109,013            101,658
                                                                                         --------           --------
Intangible assets, net............................................................          8,944             10,777
Deferred tax assets...............................................................          5,436              5,436
Other non-current assets..........................................................          1,617              1,946
                                                                                         --------           --------
TOTAL ASSETS......................................................................       $367,512           $393,797
                                                                                         ========           ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable.............................................................       $ 32,752           $ 50,829
     Accrued expenses and other liabilities.......................................         21,758             24,023
     Current portion of long-term debt............................................             66                 96
     Income taxes payable.........................................................             --              2,299
                                                                                         --------           --------
        Total current liabilities.................................................         54,576             77,247

Long-term debt, net of current portion............................................             36                 42
Other non-current liabilities.....................................................             61                236
                                                                                         --------           --------
        Total liabilities.........................................................         54,673             77,525
                                                                                         --------           --------

Contingencies.....................................................................             --                 --

Shareholders' Equity:
     Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
       issued and outstanding.....................................................             --                 --
     Common Stock, $.0001 par value, 135,000 shares authorized, 64,198 shares issued and outstanding at July 1, 2001 and 63,509 shares issued and
       outstanding at December 31, 2000...........................................        230,102            221,349
     Accumulated other comprehensive income.......................................             --                276
     Retained earnings............................................................         82,737             94,647
                                                                                         --------           --------
        Total shareholders' equity................................................        312,839            316,272
                                                                                         --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........................................       $367,512           $393,797
                                                                                         ========           ========

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                             Three Months Ended       Six Months Ended
                                            --------------------    --------------------
                                            July 1,      July 2,     July 1,     July 2,
                                             2001         2000        2001        2000
                                            --------------------    --------------------
Net sales.................................  $78,248     $110,458    $151,224    $214,312
Cost of sales.............................   67,910       74,504     136,293     145,901
                                            -------     --------    --------    --------
Gross profit..............................   10,338       35,954      14,931      68,411
Operating expenses:
     Sales and marketing..................    3,602        5,382       8,578      10,447
     Research and development.............    8,359       10,627      19,256      19,635
     General and administrative...........    3,426        3,622       9,584       7,207
                                            -------     --------    --------    --------
Total operating expenses..................   15,387       19,631      37,418      37,289
                                            -------     --------    --------    --------

Operating income (loss)...................   (5,049)      16,323     (22,487)     31,122
Other income, net.........................    1,332        1,332       3,878       2,542
                                            -------     --------    --------    --------

Income (loss) before income taxes.........   (3,717)      17,655     (18,609)     33,664
Provision (benefit) for income taxes......   (1,338)       6,267      (6,699)     11,950
                                            -------     --------    --------    --------

Net income (loss).........................  $(2,379)    $ 11,388    $(11,910)   $ 21,714
                                            =======     ========    ========    ========

Basic earnings (loss) per share...........  $  (.04)    $   0.19    $   (.19)   $   0.36
                                            =======     ========    ========    ========
Diluted earnings (loss) per share.........  $  (.04)    $   0.18    $   (.19)   $   0.34
                                            =======     ========    ========    ========
Basic weighted average common shares......   64,061       61,332      63,879      61,134
                                            =======     ========    ========    ========
Diluted weighted average common shares....   64,061       64,784      63,879      64,534
                                            =======     ========    ========    ========

   The accompanying notes are an integral part of these financial statements

                         POWERWAVE TECHNOLOGIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)
                                (in thousands)


                                              Three Months Ended         Six Months Ended
                                            ----------------------    ----------------------
                                              July 1,      July 2,      July 1,     July 2,
                                               2001         2000         2001        2000
                                            ----------------------    ----------------------

Net income (loss).........................    $(2,379)     $11,388      $(11,910)    $21,714
                                              -------      -------      --------     -------
Other comprehensive income (loss), net of
 tax:
 Unrealized gain (loss) on available-for-
  sale securities.........................         --          809          (276)        809
                                              -------      -------      --------     -------
Other comprehensive income (loss).........         --          809          (276)        809
                                              -------      -------      --------     -------
Comprehensive income (loss)...............    $(2,379)     $12,197      $(12,186)    $22,523
                                              =======      =======      ========     =======

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                        Six Months Ended
                                                                   --------------------------
                                                                     July 1,        July 2,
                                                                      2001           2000
                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................    $(11,910)      $ 21,714
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization................................      13,772          8,483
    Provision for doubtful accounts..............................         169            618
    Compensation costs related to stock options..................          30             45
    Loss on disposal of property, plant and equipment............           2             71
    Gain on sale of available-for-sale securities................        (568)            --
  Changes in operating assets and liabilities:
    Accounts receivable..........................................      16,652        (16,080)
    Inventories..................................................      (9,778)        (7,600)
    Prepaid expenses and other current assets....................       1,847           (554)
    Income taxes.................................................      (6,082)        11,002
    Accounts payable.............................................     (18,077)         8,069
    Accrued expenses and other liabilities.......................      (2,265)         2,718
    Other non-current assets.....................................          29         (2,704)
    Other non-current liabilities................................        (175)          (103)
                                                                     --------       --------
      Net cash provided by (used in) operating activities........     (16,354)        25,679

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment.............................     (18,867)       (45,682)
  Proceeds from the sale of available-for-sale securities........         568             --
  Payment received on notes receivable...........................          26          7,020
                                                                     --------       --------
      Net cash used in investing activities......................     (18,273)       (38,662)

CASH FLOW FROM FINANCING ACTIVITIES:
  Principal payments on long-term debt...........................        (164)          (128)
  Proceeds from the sale of stock under employee stock
   purchase plans................................................       1,622            654
  Proceeds from exercise of stock options........................       3,626          4,496
                                                                     --------       --------
      Net cash provided by financing activities..................       5,084          5,022
                                                                     --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS........................     (29,543)        (7,961)
CASH AND CASH EQUIVALENTS, beginning of period...................     128,733         76,671
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, end of period.........................    $ 99,190       $ 68,710
                                                                     ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest.....................................................    $     46       $     12
                                                                     ========       ========
    Income taxes.................................................    $   (627)      $    949
                                                                     ========       ========

NON CASH ITEMS:
    Tax benefit related to stock option exercises................    $  3,419       $ 18,827
                                                                     ========       ========
    Tax benefit related to the issuance of Common Stock
     under employee stock purchase plans.........................    $     57       $    232
                                                                     ========       ========

  Acquisition of property and equipment through capital leases...    $    128       $     60
                                                                     ========       ========

  The accompanying notes are an integral part of these financial statements.

                         POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                     (in thousands, except per share data)


Basis of Presentation

     The accompanying condensed consolidated financial statements of Powerwave Technologies, Inc. ("Powerwave" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Certain prior period amounts in the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current period financial presentation.

     The results of operations for the six months ended July 1, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2001 (fiscal year 2001). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Earnings (loss) Per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Potential common shares of 1,423 and 1,945 have been excluded from diluted weighted average common shares for the three month and the six month periods ended July 1, 2001, respectively, as the effect would be anti-dilutive.

     The following details the calculation of basic and diluted earnings (loss) per share:

                                                    Three Months Ended        Six Months Ended
                                                   --------------------    ----------------------
                                                    July 1,     July 2,      July 1,     July 2,
                                                     2001        2000         2001        2000
                                                   --------------------    ----------------------
  Basic:........................................
    Basic weighted average common shares........     64,061      61,332       63,879      61,134
    Net income (loss)...........................    $(2,379)    $11,388     $(11,910)    $21,714
                                                    -------     -------     --------     -------
    Basic earnings (loss) per share.............    $  (.04)    $  0.19     $   (.19)    $  0.36
                                                    =======     =======     ========     =======

  Diluted:
    Basic weighted average common shares........     64,061      61,332       63,879      61,134
    Potential common shares.....................         --       3,452           --       3,400
                                                    -------     -------     --------     -------
    Diluted weighted average common shares......     64,061      64,784       63,879      64,534
    Net income (loss)...........................    $(2,379)    $11,388     $(11,910)    $21,714
                                                    -------     -------     --------     -------
    Diluted earnings (loss) per share...........    $  (.04)    $  0.18     $   (.19)    $  0.34
                                                    =======     =======     ========     =======

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements -- SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 provides for, among other things, the discontinuance of goodwill amortization, the reassessment of the useful lives for existing recognized intangibles, and the potential reclassification of amounts between recognized intangibles and goodwill. The standard is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its June 30, 2001 financial statements.

Inventories

     Inventories consist of the following:

                                                    July 1,       December 31,
                                                     2001             2000
                                                    -------       ------------
     Parts and components.........................  $28,416         $29,023
     Work-in-process..............................   15,327          12,824
     Finished goods...............................   17,310           9,428
                                                    -------         -------
     Total........................................  $61,053         $51,275
                                                    =======         =======

Segment Information

     Utilizing the management approach, the Company has broken down its business based upon the RF frequency in megahertz ("MHz"), within which the product operates, i.e., 800-1000 MHz , 1800-2000 MHz, and over 2000 MHz. Neither operating expenses nor specific assets are allocated to these segments. Therefore, the segment information reported only includes net sales, cost of sales and gross profit (loss).


                                                                         Business Segments
                                                                         -----------------
                                                                           (in thousands)

                                                            800-1000     1800-2000        2000+
                                                               MHz          MHz            MHz         Total
                                                        -------------------------------------------------------
Three months ended July 1, 2001
Net sales...............................................    $52,375       $ 8,097       $17,776      $ 78,248
Cost of sales...........................................     44,989         8,545        14,376        67,910
                                                            -------       -------       -------      --------
Gross profit (loss).....................................    $ 7,386       $  (448)      $ 3,400      $ 10,338
                                                            =======       =======       =======      ========
Three months ended July 2, 2000
Net sales...............................................    $82,446       $28,012       $    --      $110,458
Cost of sales...........................................     52,726        21,778            --        74,504
                                                            -------       -------       -------      --------
Gross profit............................................    $29,720       $ 6,234       $    --      $ 35,954
                                                            =======       =======       =======      ========

                                                                         Business Segments
                                                                         -----------------
                                                                           (in thousands)

                                                            800-1000     1800-2000        2000+
                                                               MHz          MHz            MHz         Total
                                                        -------------------------------------------------------
Six months ended July 1, 2001
Net sales...............................................    $ 98,748      $20,039       $32,437      $151,224
Cost of sales...........................................      83,573       24,387        28,333       136,293
                                                            --------      -------       -------      --------
Gross profit (loss).....................................    $ 15,175      $(4,348)      $ 4,104      $ 14,931
                                                            ========      =======       =======      ========
Six months ended July 2, 2000
Net sales...............................................    $158,032      $56,280       $    --      $214,312
Cost of sales...........................................     101,550       44,351            --       145,901
                                                            --------      -------       -------      --------
Gross profit............................................    $ 56,482      $11,929       $    --      $ 68,411
                                                            ========      =======        ======      ========

     The following schedule presents an analysis of Powerwave's net sales based upon the geographic location of our customers. North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to South Korea and all locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $23,525 and $61,682 for the six months ended July 1, 2001 and July 2, 2000, respectively. For the quarters ended July 1, 2001 and July 2, 2000, sales to
Canada were $13,299 and $37,378 respectively.   Sales to Mexico were $846 for
the six months ended July 1, 2001, compared to $5,353 for the six months ended July 2, 2000. For the quarters ended July 1, 2001 and July 2, 2000, sales to Mexico were $846 and $2,794 respectively. Sales to South Korea were $33,701 for the six months ended July 1, 2001, compared to $14,911 for the six months ended July 2, 2000. For the quarters ended July 1, 2001 and July 2, 2000, sales to South Korea were $20,882 and $7,080, respectively.

                                                               North                         Europe and  Other
                                                             American          Asia           International        Total
                                                             --------          ----           -------------        -----
   Net sales for the three months ended July 1, 2001....      $ 33,148        $24,224            $20,876          $ 78,248
   Net sales for the three months ended July 2, 2000....      $ 92,128        $ 7,080            $11,250          $110,458

   Net sales for the six months ended July 1, 2001......      $ 73,940        $38,575            $38,709          $151,224
   Net sales for the six months ended July 2, 2000......      $173,806        $14,911            $25,595          $214,312


     The majority of the Company's assets are located in the United States.

     Total accounts receivable as of July 1, 2001, include 41% from United States based customers, 44% from customers located in France and 10% from customers located in South Korea.

     The Company's product sales have historically been concentrated in a small number of customers. During the quarter ended July 1, 2001, sales to one customer accounted for approximately 45% of net sales and sales to two other customers each accounted for more than 10% of net sales. For the quarter ended July 2, 2000, sales to one customer accounted for approximately 47% of net sales and sales to one other customer accounted for more than 10% of net sales.

     During the six months ended July 1, 2001, sales to one customer accounted for 41% of net sales and sales to another customer accounted for more than 10% of net sales. During the six months ended July 2, 2000 sales to one customer accounted for 44% of net sales and sales to two other customers accounted for more than 10% of net sales.

Stock Option Plans

     The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, 1996 Director Stock Option Plan and the 2000 Stock Option Plan for the six months ended July 1, 2001:

                                                                           Number of       Number of
                                                                         Option shares   Option shares
                                       Number of                          Exercisable    Available for
                                     Option shares       Price per           as of        Grant as of
                                      Outstanding          Share          July 1, 2001    July 1, 2001
                                     --------------    -------------     -------------   -------------
     Balance at January 1, 2001           8,266        $ 0.82-$73.56
        Granted                           1,375        $10.52-$50.00
        Exercised                          (678)       $ 0.82-$17.71
        Cancelled                          (695)       $ 2.29-$73.56
                                          -----
     Balance at July 1, 2001              8,268        $ 0.82-$73.56           2,881           2,041
                                          =====                                =====           =====

     During the quarters ended July 1, 2001 and July 2, 2000, the Company recorded compensation expense related to stock options of approximately $15 and $22 respectively. For the six months ended July 1, 2001 and July 2, 2000, compensation expense related to stock options was $30 and $45, respectively. The remaining unamortized compensation expense as of July 1, 2001 was approximately $126 and will be amortized through September 2003.

Employee Stock Purchase Plan

     The eighth offering under Powerwave's Employee Stock Purchase Plan (the "Purchase Plan") concluded on January 31, 2001, with 61 shares of the Company's Common Stock purchased under the Purchase Plan at a price per share of $26.775. The ninth offering under the Purchase Plan concluded on July 31, 2001, with 85 shares of the Company's Common Stock purchased under the Purchase Plan at a price per share of $14.586.


Stockholder Rights Plan

     On May 31, 2001, the Board of Directors adopted a Stockholder Rights Plan to protect stockholder interests against takeover strategies that may not provide maximum stockholder value. A dividend of one preferred stock purchase right ("Right") for each share of the Company's Common Stock was distributed to stockholders of record on June 18, 2001. The Rights automatically attached to outstanding shares so no separate certificates were issued. Each Right allows its holder to purchase one one-hundredth of a share of Series A Jr. Participating Preferred Stock at an exercise price of $115.00 per share. This portion of a preferred share gives the stockholder approximately the same dividend, voting and liquidation rights as one share of Common Stock. The Rights are not currently exercisable, but will become exercisable if certain events occur relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of Common Stock. The Rights expire on June 1, 2011, unless redeemed or exchanged by the Company earlier.


Contingencies

     The Company is subject to various legal proceedings from time to time as part of its business. As of July 1, 2001, the Company is not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Results of Operations

     The following table summarizes our results of operations as a percentage of net sales for the three and six months ended July 1, 2001 and July 2, 2000.

                                                 As a Percentage of Net Sales
                                           ----------------------------------------
                                           Three Months Ended     Six Months Ended
                                           ------------------    ------------------
                                           July 1,    July 2,    July 1,    July 2,
                                            2001       2000       2001       2000
                                           ------------------    ------------------
Net sales..............................     100.0%     100.0%     100.0%     100.0%
Cost of sales..........................      86.8       67.5       90.1       68.1
                                            -----      -----      -----      -----
Gross profit...........................      13.2       32.5        9.9       31.9
Operating expenses:
     Sales and marketing...............       4.6        4.8        5.7        4.9
     Research and development..........      10.7        9.6       12.7        9.1
     General and administrative........       4.4        3.3        6.4        3.4
                                            -----      -----      -----      -----
Total operating expenses...............      19.7       17.7       24.8       17.4

Operating income (loss)................      (6.5)      14.8      (14.9)      14.5
Other income, net......................       1.7        1.2        2.6        1.2
                                            -----      -----      -----      -----

Income (loss) before income taxes......      (4.8)      16.0      (12.3)      15.7
Provision (benefit) for income taxes...      (1.7)       5.7       (4.4)       5.6
                                            -----      -----      -----      -----

Net income (loss)......................      (3.1)%     10.3%      (7.9)%     10.1%
                                            =====      =====      =====      =====

Three months ended July 1, 2001 and July 2, 2000

Net Sales

     Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 29% to $78.2 million for the quarter ended July 1, 2001 from $110.5 million for the quarter ended July 2, 2000. The decline in net sales was due to continued lower demand for the majority of our single-carrier products which are sold through our original equipment manufacturer ("OEM') customers, as well as continued weakness in demand from the network operator market for our multi-carrier products. The weakness in demand occurred in our products covering both the 800-1000 MHz and our 1800-2000 MHz ranges. We believe that the global economic slowdown is contributing to the weakness in demand that we are experiencing by delaying purchasing decisions at the network operator level which, in turn, has led to purchasing delays at the OEM level. We currently anticipate that the economic slowdown in the United States and the slowdown in the worldwide wireless communications markets will negatively impact our revenues for the remainder of the current fiscal year. For the quarter ended July 1, 2001, total sales of products for networks in the 800-1000 MHz range accounted for approximately 67% of sales or $52.3 million, compared to approximately 75% of sales or $82.4 million for the quarter ended July 2, 2000. Sales of RF power amplifiers and associated products for networks in the 1800-2000 MHz range accounted for approximately 10% of sales or $8.1 million for the second quarter of 2001, compared to approximately 25% or $28.0 million for the second quarter of 2000. For the quarter ended July 1, 2001, sales of products for use in networks over 2000 MHz (generally referred to as 3G products) accounted for approximately 23% of revenues or $17.8 million, as compared to no revenues for the quarter ended July 2, 2000.

     We track the geographic location of our sales based upon the location of our customers. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are not able to identify the final installation location of our products. Sales to customers in North America accounted for the majority of our sales, comprising approximately 42% of revenue or $33.1 million for the quarter ended July 1, 2001, compared to approximately 83% of revenue or $92.1 million for the quarter ended July 2, 2000. Total international sales (excluding North American sales) accounted for approximately 58% of revenues or $45.1 million for the quarter ended July 1, 2001, compared to approximately 17% or $18.3 million for the quarter ended July 2, 2000. Total Asian sales increased to $24.2 million for the quarter ended July 1, 2001 from $7.1 million for the quarter ended July 2, 2000. Total Asian sales accounted for approximately 31% of revenues in the second quarter of 2001 compared to approximately 6% of sales in the second quarter of 2000. See "Additional Factors That May Affect Our Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations."

     For the second quarter ended July 1, 2001, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 45% of revenues and sales to LG Information & Communications, Ltd. ("LGIC"), and Samsung Electronics Co. Ltd. ("Samsung") each accounted for at least 10% of the revenues for the quarter. Total sales to Nortel accounted for approximately 47% of revenues for the quarter ended July 2, 2000 and sales to LM Ericsson Telephone Company ("Ericsson") accounted for more than 10% of revenues. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent Technologies, Inc. ("Lucent"), Motorola, Inc. ("Motorola"), Nokia Telecommunications. Inc. ("Nokia") and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. During the first half of fiscal 2001, several major OEMs announced that they had lowered their expectations for wireless infrastructure demand for the remainder of 2001. A number of factors have caused delays and may cause future delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Europe, Asia, South America and other areas. Such factors include economic slowdowns in the wireless operator's operating region, delays in government approvals required for system deployment, reduced subscriber demand for wireless services, high prices for new spectrum licenses, increased competition and bidding between OEMs for infrastructure contracts and delays in the development and delivery of telephone handsets which are compatible with new wireless protocols. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations have caused and may continue to cause significant reduction in our revenues and/or operating income which has harmed and may continue to harm our business, financial condition and results of operations. See "Additional Factors That May Affect Our Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the second quarter of fiscal 2001 and 2000 were 13.2% and 32.5%, respectively. The decrease in our gross profit margins during the second quarter of 2001 as compared to the second quarter of 2000 is due to several factors, the most significant being the large decline in revenues which resulted in lower absorption of manufacturing overhead expenses and increased labor costs, when viewed as a percentage of revenue. Additionally, during the second quarter of 2001 we continued to incur additional depreciation expenses associated with newly acquired capital equipment that we purchased to support new production lines in our Santa Ana facility. We anticipate that in the near-term, due to our reduced sales level, we will continue to experience lower labor and overhead absorption rates, which increases our cost of sales as a percentage of revenues.

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

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. Future pricing actions by us and our competitors may also adversely impact our gross profit margins and profitability, which could also result in decreased liquidity and adversely affect our business, financial condition and results of operations. For a discussion of the impact of new products on our business, see "Additional Factors That May Affect Our Future Results--We Must Develop and Sell New Products in Order to Keep Up With Rapid Technological Change."

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, reserves for credit losses, and trade show expenses. Sales and marketing expenses decreased by 33% to $3.6 million for the quarter ended July 1, 2001, from $5.4 million for the quarter ended July 2, 2000. As a percentage of sales, sales and marketing expenses were 4.6% and 4.8% for the quarters ended July 1, 2001 and July 2, 2000, respectively. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to decreased sales commissions resulting from lower product sales and reduced personnel costs. For each of the quarters ended July 1, 2001 and July 2, 2000, approximately $0.2 million in sales and marketing expenses represents the amortization of a customer list and non-compete agreement acquired as part of our acquisition of Hewlett-Packard Company's RF power amplifier business in October 1998 (the "HP Acquisition").

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, and next generation "2.5G" and "3G" products. Research and development expenses decreased by 21% to $8.4 million for the quarter ended July 1, 2001 from $10.6 million for the quarter ended July 2, 2000. Research and development expenses as a percentage of sales for the quarters ended July 1, 2001 and July 2, 2000 were 10.7% and 9.6%, respectively. The decrease in research and development expenses in absolute dollars was primarily due to reductions in material and engineering expenditures as several of our design projects entered the production stage.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses decreased by 5% to $3.4 million for the quarter ended July 1, 2001, from $3.6 million for the quarter ended July 2, 2000. General and administrative expenses as a percentage of sales for the quarters ended July 1, 2001 and July 2, 2000 were 4.4% and 3.3%, respectively. The decrease in general and administrative expenses in absolute dollars was primarily attributable to tighter cost controls and reduced personnel costs.

     As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired at the time of the acquisition was capitalized on our balance sheet. This amount is being amortized over ten years and is included in general and administrative expenses. For both the quarter ended July 1, 2001 and the quarter ended July 2, 2000, approximately $0.1 million of goodwill was amortized and included in general and administrative expenses. The Company will continue to assess the recoverability of the amounts recorded for goodwill in future periods.

Other Income (Expense)

     We earned $1.3 million of other income, net, during the second quarter of 2001 and the second quarter of 2000. Other income consists primarily of interest income, net of any interest expense.

Provision (Benefit) for Income Taxes

     During the quarter ended July 1, 2001, we recorded a tax benefit at a rate of 36.0% as a result of the availability of net operating loss carrybacks and carryforwards. During the quarter ended July 2, 2000, we recorded a tax provision at an effective rate of 35.5%.

Six months ended July 1, 2001 and July 2, 2000

Net Sales

     Net sales decreased by 29.4% to $151.2 million for the six months ended July 1, 2001 from $214.3 million for the six months ended July 2, 2000. The decrease in revenue was primarily attributed to reduced sales of our products covering both the 800-1000 MHz and the 1800-2000 MHz ranges resulting from the significant slowdown in demand within the global wireless communications market. For the six months ended July 1, 2001, total sales of products for networks in the 800-1000 MHz range accounted for approximately 64% of revenues or $98.7 million, compared to approximately 74% of revenues or $158.0 million for the six months ended July 2, 2000. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 13% of revenues or $20.0 million for the first six months of 2001, compared to approximately 26% of revenues or $56.3 million for the first six months of 2000. The decline in sales of 800-1000 MHz and 1800-2000 MHz products was partially offset by sales of products for use in networks over 2000 MHz. For the six months ended July 1, 2001, sales of such products accounted for approximately 22% of revenues or $32.4 million, as compared to no revenues in the six months ended July 2, 2000.

     Total sales to North American customers accounted for approximately 49% or
73.9 million of revenues for the six months ended July 1, 2001, compared with approximately 81% or $173.8 million for the six months ended July 2, 2000. Our total international sales (excluding North American sales) accounted for approximately 51% of revenues or $77.3 million for the six months ended July 1, 2001, compared with approximately 19% or $40.5 million for the six months ended July 2, 2000. Total Asian sales accounted for approximately 26% or $38.6 million of revenues in the first six months of 2001 compared to approximately 7% or $14.9 million in the first six months of 2000.

     For the first six months of 2001, total sales to Nortel accounted for approximately 41% of revenues and sales to Samsung accounted for over 10% of revenues. For the first six months of 2000, Nortel accounted for approximately 44% of revenues and sales to Ericsson and Verizon Wireless accounted for over 10% of revenues for this period. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; -- There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Gross profit margins for the first six months of fiscal 2001 and 2000 were 9.9% and 31.9%, respectively. The decrease in gross margins during the first six months of 2001 as compared to the first six months of 2000 was primarily due to the unanticipated reduction in revenues resulting from the global economic slowdown which led to lower absorption of manufacturing overhead expenses and increased labor costs, as a percentage of our revenues. See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; and - Our Success is Tied to the Growth of the Wireless Services Market."

Operating Expenses

     Sales and marketing expenses decreased by 17% to $8.6 million for the six months ended July 1, 2001 from $10.4 million for the six months ended July 2, 2000. As a percentage of sales, sales and marketing expenses were 5.7% and 4.9% for the six months ended July 1, 2001 and July 2, 2000, respectively. The decrease in actual sales and marketing expenses was primarily attributable to decreased sales commissions resulting from decreased product sales.

     Research and development expenses decreased slightly to $19.3 million for the six months ended July 1, 2001 from $19.6 million for the six months ended July 2, 2000. Research and development expenses as a percentage of sales for the six months ended July 1, 2001 and July 2, 2000 were 12.7% and 9.1%, respectively.

     General and administrative expenses increased to $9.6 million for the six months ended July 1, 2001, from $7.2 million for the six months ended July 2, 2000. General and administrative expenses as a percentage of sales were 6.4% and 3.4%, respectively. The increase in general and administrative expenses was primarily attributable to approximately $2.2 million in one-time expenses related to the move to our new Southern California headquarters and manufacturing facility in March 2001.

Other Income (Expense)

     We earned $3.9 million of other income, net, during the first six months of 2001 compared to $2.5 million of other income, net, earned in the first six months of 2000. Other income consists primarily of interest income, net of any interest expense. In addition, during the first quarter of 2001, we recognized a gain of approximately $0.6 million on the sale of available-for-sale securities.

Provision for Income Taxes

     We recorded a tax benefit at a rate of 36.0% for the six months ended July 1, 2001 and a tax provision at a rate of 35.5% for the six months ended July 2, 2000.

Liquidity and Capital Resources

     We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of July 1, 2001, we had working capital of $187.9 million, including $99.2 million in cash and cash equivalents as compared to working capital of $196.7 million at December 31, 2000, which included $128.7 million in cash and cash equivalents.

     Net accounts receivable decreased to $63.2 million at July 1, 2001 from $80.0 million at December 31, 2000, and net inventories increased to $61.1 million at July 1, 2001 from $51.3 million at December 31, 2000, primarily due to the significant unanticipated decrease in sales volume during the first six months of 2001 as compared to the fourth quarter of 2000. Net cash used by operating activities was approximately $16.4 million for the six months ended July 1, 2001, compared with net cash provided by operations of $25.7 million for the six months ended July 2, 2000. The decrease in cash flow from operating activities is primarily due to our net loss from operations coupled with a sharp reduction in sales, which contributed to our higher inventory balances.

     Capital expenditures were approximately $19.0 million and $30.9 million for the first six months of 2001 and 2000, respectively. For the second quarter of 2001, our total capital spending was $2.2 million, which included tooling, electronic test equipment and a security system upgrade for our new Santa Ana facility.

     On May 31, 2001, we renewed our revolving credit agreement with Comerica Bank-California. The credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (6.75% at July 1, 2001) or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility terminates on May 31, 2002. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At July 1, 2001 we were in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us at July 1, 2001.

     On April 28, 1998, we purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave Communications Corporation ("Metawave"), a supplier of "smart" antennas to the wireless communications market and a customer, in a private offering. The total amount raised in this private offering was $29 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave and were redeemed in full on April 28, 1999. Upon the issuance of the Notes, we received related warrants to purchase 53,576 shares of Metawave Series D Preferred Stock at a price of $.01 per share. We exercised these warrants in April 1999. These shares of Series D Preferred Stock were converted into 51,420 shares of Metawave Common Stock upon Metawave's initial public offering in May 2000. We sold these shares in February 2001, at an average price per share, net of commissions of $11.06, and recognized a gain of approximately $0.6 million. This gain was included in other income, net during the first quarter of 2001.

     Net cash provided by financing activities was approximately $5.1 million for the first six months of 2001 compared to $5.0 million for the first six months of 2000. Net cash provided by financing activities primarily represents proceeds from our employee's stock option exercises as well as proceeds from the issuance of common stock under our Employee Stock Purchase Plan.

     We had cash and cash equivalents of $99.2 million at July 1, 2001, compared with $128.7 million at December 31, 2000. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

     We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next 12 months. For the remainder of fiscal 2001, we currently anticipate capital spending on property and equipment to be in the range of $3 to $6 million, and we currently plan to fund these expenditures from our existing cash balances. In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and expect to continue to do so selectively in the future. We may require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our stockholders when we may require it.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements -- SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 provides for, among other things, the discontinuance of goodwill amortization, the reassessment of the useful lives for existing recognized intangibles, and the potential reclassification of amounts between recognized intangibles and goodwill. The standard is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its June 30, 2001 financial statements.

Disclosure About Foreign Currency Risk

     A significant portion of our revenues is derived from international sources, with our international customers accounting for approximately 51% of our revenues for the first six months of fiscal 2001, 19% of our fiscal 2000 revenues and 33% of our fiscal 1999 revenues. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Asia, Europe and South America. International locations have a history of instability in the value of their currencies. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

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

A Significant Amount of Our Revenues Comes from a Few Customers

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless OEMs, such as Ericsson, LGIC, Lucent, Motorola, Nokia, Nortel and Samsung, as well as major operators of wireless networks, such as AT&T Wireless, Cingular Wireless and Verizon Wireless.

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

     For the six months ended July 1, 2001, our largest customer, Nortel, accounted for approximately 41% of our net sales. For fiscal 2000, Nortel accounted for approximately 47% of our net sales. During the first half of fiscal 2001, a number of major OEMs have announced that they have lowered their expectations for wireless infrastructure demand for the remainder of 2001. The resulting significant reductions in demand by our OEM customers has and will continue to have an adverse effect on our business, results of operations and financial condition. For the second quarter of 2001, our next two largest customers (in alphabetical order), LGIC and Samsung, each accounted for at least 10% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition.

     An example of the risks related to our customer concentration was demonstrated in 1998. At that time, we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis during 1998. For fiscal 1998, our South Korean customers accounted for $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million or approximately 83% of our total net sales. During fiscal 2000, our South Korean customers accounted for approximately 8% of total sales or $34.1 million, and in fiscal 1999, they accounted for approximately 21% of our total net sales or $62.2 million. For the second quarter of fiscal 2001, our South Korean customers accounted for approximately 26% of our net sales or $20.9 million.

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

     In addition, from time to time OEMs may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with wireless infrastructure deployments and OEMs' purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand which could exceed our production capacity and could negatively impact our ability to meet customers' demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

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

 Our Average Sales Prices are Declining

     Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins. Wireless service providers are placing increasing price pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. Competition among third-party suppliers has also increased the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will continue to decline.

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

     Our Facilities are Located in the State of California Which is Experiencing an Electricity Shortage

     The two largest investor owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have been experiencing electricity generation shortages due to the collapse of California's deregulation strategy. Pacific Gas & Electric has declared voluntary bankruptcy in order to restructure its outstanding obligations, and Southern California Edison continues to operate with the potential risk of a future bankruptcy filing. The inability of these companies to continue purchasing electricity has resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas and Electric. As of July 31, 2001 we have not experienced any significant interruptions in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of interruptions of power supply. We are not able to guarantee that we will not experience any significant interruptions in electrical service to our facilities in the future. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to re-calibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. As a result, we have begun to incur significant increases in our electricity costs which are negatively impacting our results of operations. If wholesale prices continue to increase and these increases are passed on to end users, the operating expenses associated with our facilities will increase, which could further harm our results of operations.


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

     Our current competitors include Allen Telecom, Inc., Andrew Corporation and Spectrian Corporation, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the RF power amplifier market. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF power amplifier market.

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

     To develop new products, we invest in the research and development of RF power amplifiers for wireless communications networks. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for third and fourth generation networks as well as development projects for products requested by our customers. In spite of our efforts, the deployment of a wireless network may be delayed which could cause a particular research or development effort to not generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be manufacturable at competitive prices in sufficient volumes. We cannot guarantee the success of our research and development efforts.

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

 There are Many Risks Associated With International Operations

     For the first six months of fiscal 2001, fiscal years 2000, 1999 and 1998, international revenues (excluding North American sales) accounted for approximately 51%, 21%, 33% and 41%, respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

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

     We have traditionally invoiced all of our international sales in U.S. Dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we may be paid in foreign currencies and, therefore, would become exposed to possible losses in foreign currency transactions. Since we sell our products in many countries, when the U.S. Dollar becomes more expensive relative to the currency of our foreign customers, the price of our products in those countries rises and our sales into those countries may fall. This happened to us in South Korea during 1998. In addition, as we sell our products into foreign countries, our products can become subject to tariffs and import duties which raise the overall price of our products to such a level that our products are no longer competitive in price to locally based suppliers. If any of the above risks actually occurs, there may be a material adverse effect on our business, financial condition and results of operations.

 The Sales Cycle for Our Products is Lengthy

     The sales cycle associated with our products is typically lengthy, often lasting from six to eighteen months. Our customers normally conduct significant technical evaluations of our products and our competitors' products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into any OEM's product. This qualification process involves a significant investment of time and resources from us and the OEMs to ensure that our product designs are fully qualified to perform with each OEM's equipment. Also, individual wireless network operators can subject our products to field and evaluation trials, which can last anywhere from one to nine months, before making a purchase. The qualification and evaluation process and the customer field trials may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for that quarter could be materially adversely affected.

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


 Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

     We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 13 U.S. patents, and we currently have 15 separate U.S. patent applications filed. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

 Risk of Litigation

     We are not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. Any potential litigation, regardless of its merits, could result in substantial costs to us and divert our attention from our operations. Such diversion could have an adverse impact on our business, results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents and long-term debt. At July 1, 2001, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

     Currently, we do not enter into derivative financial instruments and we do not currently have any significant direct foreign currency exposure. Aside from operating costs of our South Korean repair operation, we do not transact business in foreign currencies. As a result , we do not have any significant direct foreign currency exposure at July 1, 2001.

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

     We currently do not have any material debt outstanding, so we do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates can be volatile. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. During the first six months of 2001, we have seen significant interest rate reductions as the U.S. Federal Reserve has aggressively lowered the short-term interest rate. This has contributed to a reduction in interest income from our cash investments. We currently anticipate that our interest income will continue to decline as a result of this lower interest rate environment.

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

                          PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)  Documents filed as a part of this report:

Exhibit
Number
------
                                  Description
                                  -----------

10.30 Amendment No. 1 to Loan Agreement dated as of May 31, 2001, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto.


        (b) The Company filed a Current Report on Form 8-K dated June 1, 2001 to report under item 5:(i) the declaration of a dividend of one preferred share purchase right for each outstanding share of Common Stock to be paid on June 18, 2001; and (ii) the adoption of a Stockholder Rights Plan to protect the Company's stockholders from coercive or otherwise unfair takeover tactics.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               POWERWAVE TECHNOLOGIES, INC.


Date: August 1, 2001                 By: /s/  Kevin T. Michaels
                                     ------------------------------------------
                                              Kevin T. Michaels
                                     Senior Vice President, Finance and
                                     Chief Financial Officer