Form 10-Q
period 2001-09-30
POWERWAVE TECHNOLOGIES INC
filed 2001-10-31
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended September 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _______________  to __________


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

                               _________________


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     As of October 26, 2001 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 64,509,127.

===============================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
Part I.  Financial Information

         Item 1.  Condensed Financial Statements

                           Condensed Consolidated Balance Sheets at September 30, 2001 (Unaudited) and
                                December 31, 2000                                                                          3

                           Condensed Consolidated Statements of Operations (Unaudited) for the three and
                                nine months ended September 30, 2001 and October 1, 2000                                   4

                           Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                                for the three and nine months ended September 30, 2001 and October 1, 2000                 5

                           Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months
                                ended September 30, 2001 and October 1, 2000                                               6

                           Notes to Condensed Consolidated Financial Statements (Unaudited)                                7-10

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   11-28

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              29

Part II.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                                        30

Signatures                                                                                                                31

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the level of expected capital expenditures and 3G product trends. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. The actual results of Powerwave Technologies, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors which are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 11-28. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

                          POWERWAVE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   September 30,      December 31,
                                                                                        2001              2000
                                                                                   -------------     -------------
                        ASSETS                                                      (Unaudited)
Current Assets:
     Cash and cash equivalents ..................................................    $ 108,097          $ 128,733
     Accounts receivable, net of allowance for doubtful accounts of  $3,337 and $3,021 at September 30, 2001 and December 31,
     2000, respectively .........................................................       54,879             80,006
     Inventories, net ...........................................................       43,956             51,275
     Prepaid expenses and other current assets ..................................        3,541              5,387
     Notes receivable ...........................................................           --                 26
     Deferred tax assets ........................................................        6,766              8,553
                                                                                     ---------          ---------
          Total current assets ..................................................      217,239            273,980

Property, plant and equipment ...................................................      143,310            128,638
Less accumulated depreciation and amortization ..................................      (37,851)           (26,980)
                                                                                     ---------          ---------
     Net property, plant and equipment ..........................................      105,459            101,658
                                                                                     ---------          ---------
Intangible assets, net ..........................................................        8,051             10,777
Deferred tax assets .............................................................       20,931              5,436
Other non-current assets ........................................................        1,465              1,946
                                                                                     ---------          ---------
TOTAL ASSETS ....................................................................    $ 353,145          $ 393,797
                                                                                     =========          =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ...........................................................    $  22,900          $  50,829
     Accrued expenses and other liabilities .....................................       16,713             24,023
     Current portion of long-term debt ..........................................           36                 96
     Income taxes payable .......................................................        2,273              2,299
                                                                                     ---------          ---------
          Total current liabilities .............................................       41,922             77,247

Long-term debt, net of current portion ..........................................           33                 42
Other non-current liabilities ...................................................           66                236
                                                                                     ---------          ---------
          Total liabilities .....................................................       42,021             77,525
                                                                                     ---------          ---------

Commitments and Contingencies ...................................................           --                 --

Shareholders' Equity:
     Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
        issued and outstanding...................................................           --                 --
     Common Stock, $.0001 par value, 135,000
     shares authorized, 64,479 shares issued and outstanding at September 30,
        2001 and 63,509 shares issued and outstanding at December 31, 2000 ......      233,372            221,349
     Accumulated other comprehensive income .....................................           --                276
     Retained earnings ..........................................................       77,752             94,647
                                                                                     ---------          ---------
          Total shareholders' equity ............................................      311,124            316,272
                                                                                     ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................    $ 353,145          $ 393,797
                                                                                     =========          =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                  Three Months Ended             Nine Months Ended
                                            ------------------------------   --------------------------
                                             September 30,    October 1,     September 30,   October 1,
                                                 2001            2000            2001           2000
                                            ------------------------------   --------------------------
Net sales.................................  $       64,667  $      111,877   $    215,891  $    326,190
Cost of sales ............................          60,147          75,337        196,440       221,238
                                            --------------  --------------   ------------  ------------
Gross profit .............................           4,520          36,540         19,451       104,952
Operating expenses:
     Sales and marketing .................           2,565           5,122         11,143        15,569
     Research and development ............           7,719          11,009         26,975        30,644
     General and administrative ..........           2,920           3,980         12,504        11,188
                                            --------------  --------------   ------------  ------------
Total operating expenses .................          13,204          20,111         50,622        57,401
                                            --------------  --------------   ------------  ------------

Operating income (loss) ..................          (8,684)         16,429        (31,171)       47,551
Other income, net ........................             895           1,529          4,773         4,072
                                            --------------  --------------   ------------  ------------

Income (loss) before income taxes ........          (7,789)         17,958        (26,398)       51,623
Provision (benefit) for income taxes .....          (2,804)          6,375         (9,503)       18,326
                                            --------------  --------------   ------------  ------------

Net income (loss) ........................  $       (4,985) $       11,583   $    (16,895) $     33,297
                                            ==============  =============    ============  ============

Basic earnings (loss) per share ..........  $         (.08) $         0.19   $       (.27) $       0.55
                                            ==============  ==============   ============  ============

Diluted earnings (loss) per share ........  $         (.08) $         0.18   $       (.27) $       0.52
                                            ==============  ==============   ============  ============

Basic weighted average common shares .....          64,386          62,230         64,048        61,499
                                            ==============  ==============   ============  ============

Diluted weighted average common shares ...          64,386          65,402         64,048        64,823
                                            ==============  ==============   ============  ============

   The accompanying notes are an integral part of these condensed consolidated financial statements

                          POWERWAVE TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                                  Three Months Ended            Nine Months Ended
                                              --------------------------    --------------------------
                                              September 30,   October 1,    September 30,   October 1,
                                                  2001          2000           2001           2000
                                              --------------------------    --------------------------
Net income (loss) ..........................  $  (4,985)       $  11,583    $  (16,895)     $   33,297
                                              ---------        ---------    ----------      ----------
Other comprehensive income (loss), net of
tax:

   Unrealized gain (loss) on available-for-
     sale securities .......................         --             (254)         (276)            555
                                              ---------        ---------    ----------      ----------
Other comprehensive income (loss) ..........         --             (254)         (276)            555
                                              ---------        ---------    ----------      ----------
Comprehensive income (loss) ................  $  (4,985)       $  11,329    $  (17,171)     $   33,852
                                              =========        =========    ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               Nine Months Ended
                                                                                         -----------------------------
                                                                                         September 30,      October 1,
                                                                                             2001              2000
                                                                                         -------------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .................................................................      $ (16,895)      $  33,297
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
        Depreciation and amortization .................................................         19,988          13,639
        Change in provision for doubtful accounts .....................................            236             523
        Compensation costs related to stock options ...................................             45              64
        Loss on disposal of property, plant and equipment .............................            202              66
        Gain on sale of available-for-sale securities .................................           (568)             --
    Changes in operating assets and liabilities:
        Accounts receivable ...........................................................         24,891         (25,780)
        Inventories ...................................................................          7,320         (11,489)
        Prepaid expenses and other current assets .....................................          1,376            (615)
        Accounts payable ..............................................................        (27,929)            900
        Accrued expenses and other liabilities ........................................         (7,309)          3,551
        Income taxes ..................................................................         (9,104)         17,320
           Other non-current assets ...................................................             31          (2,430)
           Other non-current liabilities ..............................................           (169)           (366)
                                                                                             ---------       ---------
            Net cash provided by (used in) operating activities .......................         (7,885)         28,680

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment .........................................        (20,692)        (56,814)
    Proceeds from the sale of property, plant and equipment ...........................              4              12
    Proceeds from the sale of available-for-sale securities ...........................            568              --
    Payment received on notes receivable ..............................................             26           7,020
                                                                                             ---------       ---------
            Net cash used in investing activities .....................................        (20,094)        (49,782)

CASH FLOW FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt ..............................................           (197)           (136)
    Proceeds from issuance of Common Stock ............................................             --          61,701
    Proceeds from the sale of stock under employee stock purchase plans ...............          2,857           1,647
    Proceeds from exercise of stock options ...........................................          4,683           5,873
                                                                                             ---------       ---------
            Net cash provided by financing activities .................................          7,343          69,085
                                                                                             ---------       ---------
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS .................................        (20,636)         47,983
CASH AND CASH EQUIVALENTS, beginning of period ........................................        128,733          76,671
                                                                                             ---------       ---------
CASH AND CASH EQUIVALENTS, end of period ..............................................      $ 108,097       $ 124,654
                                                                                             =========       =========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
        Interest ......................................................................      $      60       $      27
                                                                                             =========       =========
        Income taxes ..................................................................      $    (410)      $   1,005
                                                                                             =========       =========

NON CASH ITEMS:
     Tax benefit related to stock option exercises ....................................      $   4,329        $  21,648
                                                                                             =========        =========
     Tax benefit related to the issuance of Common Stock under employee
        stock purchase plans ..........................................................      $     109        $     254
                                                                                             =========        =========
    Acquisition of property and equipment through capital leases ......................      $     128        $     189
                                                                                             =========        =========

    Unrealized gain on available for sale securities, restricted, net of tax of $386...      $      --        $     555
                                                                                             =========        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (in thousands, except share and per share data)



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

     The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2001 (fiscal year 2001). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.



Earnings (loss) Per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Potential common shares of 1,396,434 and 1,762,333 have been excluded from diluted weighted average common shares for the three month and the nine month periods ended September 30, 2001, respectively, as the effect would be anti-dilutive.

      The following details the calculation of basic and diluted earnings (loss) per share:

                                                        Three Months Ended                  Nine Months Ended
                                                  --------------------------------    ------------------------------
                                                   September 30,    October 1,         September 30,   October 1,
                                                       2001            2000                2001           2000
                                                  --------------------------------    ------------------------------
    Basic (share amounts in thousands):
        Basic weighted average common shares.....         64,386         62,230               64,048        61,499
        Net income (loss)........................     $   (4,985)     $  11,583           $  (16,895)    $  33,297
                                                      ----------      ---------           ----------     ---------
        Basic earnings (loss) per share..........     $     (.08)     $    0.19           $     (.27)    $    0.55
                                                      ==========      =========           ==========     =========

    Diluted (share amounts in thousands):
        Basic weighted average common shares.....         64,386         62,230               64,048        61,499
        Potential common shares..................             --          3,172                   --         3,324
                                                      ----------      ---------           ----------     ---------
        Diluted weighted average common shares...         64,386         65,402               64,048        64,823
        Net income (loss)........................     $   (4,985)     $  11,583           $  (16,895)    $  33,297
                                                      ----------      ---------           ----------     ---------
        Diluted earnings (loss) per share........     $     (.08)     $    0.18           $     (.27)    $    0.52
                                                      ==========      =========           ==========     =========

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements -- SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 provides for, among other things, the discontinuance of goodwill amortization, the reassessment of the useful lives for existing recognized intangibles, the potential reclassification of amounts between recognized intangibles and goodwill, and new requirements for the impairment of goodwill. The standard is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its September 30, 2001 financial statements.


Inventories

     Net inventories consist of the following:

                                                        September 30,   December 31,
                                                             2001           2000
                                                          ----------     ----------
          Parts and components........................     $ 18,680       $ 29,023
          Work-in-process.............................       12,691         12,824
          Finished goods..............................       12,585          9,428
                                                           --------       --------
          Total.......................................     $ 43,956       $ 51,275
                                                           ========       ========

Segment Information

     Subsequent to the quarter ended July 1, 2001, the Company discontinued the reporting of gross margin information for product segments to the Company's chief operating decision maker for purposes of evaluating segment performance and resource allocation. Accordingly the Company now operates in a single business segment as a designer and manufacturer of radio frequency (RF) power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the RF frequency in megahertz ("MHz"), within which its products operate, i.e., 800-1000 MHz, 1800-2000 MHz and over 2000 MHz. Cost of sales, operating expenses and specific assets are not tracked or allocated to these RF frequency ranges. The following schedule presents an analysis of Powerwave's net sales based upon RF frequency range.

                                                             800-1000      1800-2000     2000+
                                                                MHz           MHz         MHz          Total
                                                           ------------- ------------ ------------ -------------
Net sales for the three months ended September 30, 2001...   $ 33,801      $ 13,564      $17,302     $  64,667
Net sales for the three months ended October  1, 2000.....   $ 88,561      $ 23,120      $   196     $ 111,877

Net sales for the nine months ended September 30, 2001....   $132,448      $ 33,587      $49,856     $ 215,891
Net sales for the nine months ended October  1, 2000......   $246,593      $ 79,401      $   196     $ 326,190

     See previously filed quarterly reports on Form 10-Q for segment disclosures through July 1, 2001.

The following schedule presents an analysis of Powerwave's net sales based upon the geographic location of our customers. North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to South Korea and all locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $33,806 and $104,603 for the nine months ended September 30, 2001 and October 1, 2000, respectively. For the quarters ended September 30, 2001 and October 1, 2000, sales to Canada were $10,281 and $42,921 respectively. Sales to Mexico were $846 for the nine months ended September 30, 2001, compared to $5,353 for the nine months ended October 1, 2000. Sales to South Korea were $34,763 for the nine months ended September 30, 2001, compared to $26,698 for the nine months ended October 1, 2000. For the quarters ended September 30, 2001 and October 1, 2000, sales to South Korea were $1,063 and $11,787, respectively.

                                                                  North                Europe and Other
                                                                American       Asia     International       Total
                                                                --------       ----     -------------       -----
   Net sales for the three months ended September 30, 2001...  $   40,260    $  1,063     $   23,344      $  64,667
   Net sales for the three months ended October 1, 2000......  $   83,280    $ 14,912     $   13,685      $ 111,877

   Net sales for the nine months ended September 30, 2001....  $  114,203    $ 39,627     $   62,061      $ 215,891
   Net sales for the nine months ended October 1, 2000.......  $  257,086    $ 29,823     $   39,281      $ 326,190

     While certain expenses for sales and marketing activities are incurred in, various geographic regions, substantially all of the Company's assets are located, and the Company's operating expenses are incurred in the United States.

     Total accounts receivable as of September 30, 2001, include 59% from United States based customers, 27% from customers located in France and 8% from customers located in Finland.

     The Company's product sales have historically been concentrated in a small number of customers. During the quarter ended September 30, 2001, sales to one customer accounted for approximately 50% of net sales and sales to three other customers each accounted for 10% or more of net sales. For the quarter ended October 1, 2000, sales to one customer accounted for approximately 55% of net sales and sales to one other customer accounted for 10% or more of net sales.

     During the nine months ended September 30, 2001, sales to one customer accounted for 44% of net sales and sales to two other customers each accounted for 10% or more of net sales. During the nine months ended October 1, 2000 sales to one customer accounted for 48% of net sales and sales to one other customer accounted for 10% or more of net sales.

Employee Stock Purchase Plan

     The ninth offering under Powerwave's Employee Stock Purchase Plan (the "Purchase Plan") concluded on July 31, 2001, with 84,662 shares of the Company's Common Stock purchased under the Purchase Plan at a price per share of $14.586. At September 30, 2001, there were rights to purchase approximately 55,000 shares of Common Stock outstanding under the Purchase Plan's tenth offering, which will conclude on January 31, 2002.

Shareholder Rights Plan

     On May 31, 2001, the Board of Directors adopted a Shareholder Rights Plan to protect shareholder interests against takeover strategies that may not provide maximum shareholder value. A dividend of one preferred stock purchase right ("Right") for each share of the Company's Common Stock was distributed to shareholders of record on June 18, 2001. The Rights automatically attached to outstanding shares so no separate certificates were issued. Each Right allows its holder to purchase one one-hundredth of a share of Series A Jr. Participating Preferred Stock at an exercise price of $115.00 per share. This portion of a preferred share gives the shareholder approximately the same dividend, voting and liquidation rights as one share of Common Stock. The Rights are not currently exercisable, but will become exercisable if certain events occur relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of Common Stock. The Rights expire on June 1, 2011, unless redeemed or exchanged by the Company earlier.

Stock Option Plans

     The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, 1996 Director Stock Option Plan and the 2000 Stock Option Plan for the nine months ended September 30, 2001:

                                           Number of                         Number of Options        Weighted
                                         Option Shares      Price Per        Exercisable as of        Average
                                          Outstanding         Share         September 30, 2001     Exercise Price
                                          -----------         -----         ------------------     --------------
    Balance at January 1, 2001.........     8,265,922     $  0.82-$73.56
         Granted.......................     2,162,560     $10.52-$ 50.00
         Exercised.....................      (897,119)    $  0.82-$17.71
         Canceled......................    (1,107,536)    $  2.29-$73.56
                                          -----------
    Balance at September 30, 2001           8,423,827     $  0.82-$73.56          3,163,143             $16.92
                                          ===========                             =========             ======

     At September 30, 2001 a total of 1,666,575 options were available for grant under all of the Company's option plans.

     During the quarters ended September 30, 2001 and October 1, 2000, the Company recorded compensation expense related to stock options of approximately $15 and $19 respectively. For the nine months ended September 30, 2001 and October 1, 2000, compensation expense related to stock options was $45 and $64, respectively. The remaining unamortized compensation expense as of September 30, 2001 was approximately $111 and will be amortized through September 2003.

Contingencies

     The Company is subject to various legal proceedings from time to time as part of its business. As of September 30, 2001, the Company is not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Results of Operations

     The following table summarizes our results of operations as a percentage of net sales for the three and nine months ended September 30, 2001 and October 1, 2000.

                                                                As a Percentage of Net Sales
                                            --------------------------------    -------------------------------
                                                  Three Months Ended                  Nine Months Ended
                                            --------------------------------    -------------------------------
                                             September 30,    October 1,         September 30,   October 1,
                                                  2001           2000                2001           2000
                                            --------------------------------    -------------------------------
Net sales.................................         100.0%          100.0%              100.0%         100.0%
Cost of sales.............................          93.0            67.3                91.0           67.8
                                                   -----           -----               -----          -----
Gross profit..............................           7.0            32.7                 9.0           32.2
Operating expenses:
     Sales and marketing..................           4.0             4.6                 5.1            4.8
     Research and development.............          11.9             9.8                12.5            9.4
     General and administrative...........           4.5             3.6                 5.8            3.4
                                                   -----           -----               -----          -----
Total operating expenses..................          20.4            18.0                23.4           17.6

Operating income (loss)...................         (13.4)           14.7               (14.4)          14.6
Other income, net.........................           1.4             1.4                 2.2            1.2
                                                   -----           -----               -----          -----

Income (loss) before income taxes.........         (12.0)           16.1               (12.2)          15.8
Provision (benefit) for income taxes......          (4.3)            5.7                (4.4)           5.6
                                                   ------          -----               -----          -----

Net income (loss).........................          (7.7)%          10.4%               (7.8)%         10.2%
                                                   ======          =====               =====          =====

Three months ended September 30, 2001 and October 1, 2000

Net Sales

     Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 42% to $64.7 million for the quarter ended September 30, 2001 from $111.9 million for the quarter ended October 1, 2000. We believe that the decline in net sales was due to the continued affects of the global economic recession that has impacted the wireless communications industry which is continuing to experience delays in wireless infrastructure spending. We have continued to experience lower demand for the majority of our products which are sold through our original equipment manufacturer ("OEM') customers, as well as continued weakness in demand from the network operator market. The weakness in demand occurred in our products covering both the 800-1000 MHz and our 1800-2000 MHz ranges. This weakness was offset partially by an increase in sales of products in the over 2000 MHz bands. We currently anticipate that the global economic slowdown in the worldwide wireless communications markets will negatively impact our revenues for the remainder of the current fiscal year and potentially the next fiscal year. For the quarter ended September 30, 2001, total sales of products for networks in the 800-1000 MHz range accounted for approximately 52% of sales or $33.8 million, compared to approximately 79% of sales or $88.6 million for the quarter ended October 1, 2000. Sales of RF power amplifiers and associated products for networks in the 1800-2000 MHz range accounted for approximately 21% of sales or $13.6 million for the third quarter of 2001, compared to approximately 21% or $23.1 million for the third quarter of 2000. For the quarter ended September 30, 2001, sales of products for use in networks over 2000 MHz

(generally referred to as 3G products) accounted for approximately 27% of revenues or $17.3 million, as compared less than 1% of revenues for the quarter ended October 1, 2000.

     We track the geographic location of our sales based upon the location of our customers. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are not able to identify the final installation location of our products. Sales to customers in North America accounted for the majority of our sales, comprising approximately 62% of revenue or $40.3 million for the quarter ended September 30, 2001, compared to approximately 74% of revenue or $83.3 million for the quarter ended October 1, 2000. Total international sales (excluding North American sales) accounted for approximately 38% of revenues or $24.4 million for the quarter ended September 30, 2001, compared to approximately 26% or $28.6 million for the quarter ended October 1, 2000. Total Asian sales decreased to $1.1 million for the quarter ended September 30, 2001 from $14.9 million for the quarter ended October 1, 2000. Total Asian sales accounted for approximately 2% of revenues in the third quarter of 2001 compared to approximately 13% of sales in the third quarter of 2000. Total sales to Europe and other international locations increased to 36% or $23.3 million for the quarter ended September 30, 2001, as compared to 12% or $13.7 million for the quarter ended October 1, 2000. The mix of sales in geographic locations is due primarily to orders placed by different customers and can vary significantly from quarter to quarter based on customer demand. See "Additional Factors That May Affect Our Future Results--A Significant Amount of Our Revenues Comes from a Few Customers; --Our Success is Tied to the Growth of the Wireless Service Market; and --There are Many Risks Associated With International Operations."

     For the third quarter ended September 30, 2001, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 50% of revenues and sales to ALLTEL Corporation, Cingular Wireless and Nokia Networks ("Nokia") each accounted for 10% or more of revenues for the quarter. Total sales to Nortel accounted for approximately 55% of revenues for the quarter ended October 1, 2000 and sales to LM Ericsson Telephone Company ("Ericsson") accounted for 10% or more of revenues. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent Technologies, Inc. ("Lucent"), Motorola, Inc. ("Motorola"), Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. During fiscal 2001, several major OEMs have made multiple announcements that they are lowering their expectations for wireless infrastructure demand for the remainder of 2001 and for 2002. A number of factors have caused delays and may cause future delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Europe, Asia, South America and other areas. Such factors include economic slowdowns in the wireless operator's operating region, delays in government approvals required for system deployment, reduced subscriber demand for wireless services, high prices for new spectrum licenses, increased competition and bidding between OEMs for infrastructure contracts and delays in the development and delivery of telephone handsets and base station equipment that are compatible with new wireless protocols. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM customers. Such fluctuations have caused and may continue to cause significant reduction in our revenues and/or operating income which has harmed and may continue to harm our business, financial condition and results of operations. See "Additional Factors That May Affect Our Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the third quarter of fiscal 2001 and 2000 were 7.0% and 32.7%, respectively. The decrease in our gross profit margins during the third quarter of 2001 as compared to the third quarter of 2000 is due to several factors, the most significant being the large decline in revenues which resulted in lower absorption of manufacturing overhead expenses and increased labor costs, when viewed as a percentage of revenues. Additionally, during the third quarter of 2001, we continued to incur additional depreciation expenses associated with capital equipment that was purchased and placed in service during 2001 to support new production lines in our Santa Ana facility. We anticipate that in the near-term, due to our reduced sales level, we will continue to experience lower labor and overhead absorption rates, which increases our cost of sales as a percentage of revenues.

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

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, provisions for credit losses, and trade show expenses. Sales and marketing expenses decreased by 49% to $2.6 million for the quarter ended September 30, 2001, from $5.1 million for the quarter ended October 1, 2000. As a percentage of sales, sales and marketing expenses were 4.0% and 4.6% for the quarters ended September 30, 2001 and October 1, 2000, respectively. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to decreased sales commissions resulting from lower product sales and reduced personnel costs. For each of the quarters ended September 30, 2001 and October 1, 2000, approximately $0.2 million in sales and marketing expenses represents the amortization of a customer list and non-compete agreement acquired as part of our acquisition of Hewlett-Packard Company's RF power amplifier business in October 1998 (the "HP Acquisition").

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, and next generation "2.5G" and "3G" products. Research and development expenses decreased by 30% to $7.7 million for the quarter ended September 30, 2001 from $11.0 million for the quarter ended October 1, 2000. Research and development expenses as a percentage of sales for the quarters ended September 30, 2001 and October 1, 2000 were 11.9% and 9.8%, respectively. The decrease in research and development expenses in absolute dollars was primarily due to reductions in material and engineering expenditures as several of our design projects entered the production stage.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses decreased by 28% to $2.9 million for the quarter ended September 30, 2001, from $4.0 million for the quarter ended October 1, 2000. General and administrative expenses as a percentage of sales for the quarters ended September 30, 2001 and October 1, 2000 were 4.5% and 3.6%, respectively. The decrease in general and administrative expenses in absolute dollars was primarily attributable to cost reduction efforts and reduced personnel costs.

     As part of the purchase price allocation of the HP Acquisition, an allocation of approximately $4.6 million, reflecting the value of goodwill acquired at the time of the acquisition was capitalized on our balance sheet. This amount is being amortized over ten years and is included in general and administrative expenses. For both the quarter ended September 30, 2001 and the quarter ended October 1, 2000, approximately $0.1 million of goodwill was amortized and included in general and administrative expenses. The Company will continue to assess the recoverability of the amounts recorded for goodwill in future periods.

Other Income (Expense)

     We earned $0.9 million of other income, net, during the third quarter of 2001 compared to $1.5 million of other income, net, earned in the third quarter of 2000. Other income consists primarily of interest income, net of any interest expense. The decrease in other income was primarily due to a decline in interest income resulting from declining interest rate yields on the Company's short-term cash investments.

Provision (Benefit) for Income Taxes

     During the quarter ended September 30, 2001, we recorded a tax benefit at a rate of 36.0% as a result of the availability of net operating loss carrybacks and carryforwards. During the quarter ended October 1, 2000, we recorded a tax provision at an effective rate of 35.5%.

Nine months ended September 30, 2001 and October 1, 2000

Net Sales

     Net sales decreased by 34% to $215.9 million for the nine months ended September 30, 2001 from $326.2 million for the nine months ended October 1, 2000. The decrease in revenue was primarily attributed to reduced sales of our products covering both the 800-1000 MHz and the 1800-2000 MHz ranges resulting from the significant slowdown in demand within the global wireless communications market. For the nine months ended September 30, 2001, total sales of products for networks in the 800-1000 MHz range accounted for approximately 61% of revenues or $132.4 million, compared to approximately 76% of revenues or $246.6 million for the nine months ended October 1, 2000. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 16% of revenues or $33.6 million for the first nine months of 2001, compared to approximately 24% of revenues or $79.4 million for the first nine months of 2000. The decline in sales of 800-1000 MHz and 1800-2000 MHz products was partially offset by sales of products for use in networks over 2000 MHz. For the nine months ended September 30, 2001, sales of such products accounted for approximately 23% of revenues or $49.9 million, as compared to less than 1% of revenues for the nine months ended October 1, 2000. Total sales to Europe and other international locations increased to $62.1 million or approximately 32% of revenues for the nine months ended September 30, 2001, as compared to $39.3 million or approximately 12% of revenues for the nine months ended October 1, 2000.

     Total sales to North American customers accounted for approximately 53% or $114.2 million of revenues for the nine months ended September 30, 2001, compared with approximately 79% or $257.1 million for the nine months ended October 1, 2000. Our total international sales (excluding North American sales) accounted for approximately 47% of revenues or $101.7 million for the nine months ended September 30, 2001, compared with approximately 21% or $69.1 million for the nine months ended October 1, 2000. Total Asian sales accounted for approximately 18% or $39.6 million of revenues in the first nine months of 2001 compared to approximately 9% or $29.8 million in the first nine months of 2000.

     For the first nine months of 2001, total sales to Nortel accounted for approximately 44% of revenues and sales to Cingular Wireless and Samsung Electronics Co. Ltd. ("Samsung") each accounted for 10% or more of revenues. For the first nine months of 2000, Nortel accounted for approximately 48% of revenues and sales to Ericsson accounted for 10% or more of revenues for this period. See "Additional Factors That May Affect Future Results --A Significant Amount of Our Revenues Comes from a Few Customers; --There are Many Risks Associated With International Operations; and --Our Quarterly Results Fluctuate Significantly."

Gross Profit

     Gross profit margins for the first nine months of fiscal 2001 and 2000 were 9.0% and 32.2%, respectively. The decrease in gross margins during the first nine months of 2001 as compared to the first nine months of 2000 was primarily due to the unanticipated reduction in revenues resulting from the global economic slowdown which led to lower absorption of manufacturing overhead expenses and increased labor costs, as a percentage of our revenues.

See "Additional Factors That May Affect Future Results - A Significant Amount of Our Revenues Comes from a Few Customers; and - Our Success is Tied to the Growth of the Wireless Services Market."

Operating Expenses

     Sales and marketing expenses decreased by 29% to $11.1 million for the nine months ended September 30, 2001 from $15.6 million for the nine months ended October 1, 2000. As a percentage of sales, sales and marketing expenses were 5.1% and 4.8% for the nine months ended September 30, 2001 and October 1, 2000, respectively. The decrease in actual sales and marketing expenses was primarily attributable to decreased sales commissions resulting from decreased product sales.

     Research and development expenses decreased by 12% to $27.0 million for the nine months ended September 30, 2001 from $30.6 million for the nine months ended October 1, 2000. Research and development expenses as a percentage of sales for the nine months ended September 30, 2001 and October 1, 2000 were 12.5% and 9.4%, respectively.

     General and administrative expenses increased by 12% to $12.5 million for the nine months ended September 30, 2001, from $11.2 million for the nine months ended October 1, 2000. General and administrative expenses as a percentage of sales were 5.8 % and 3.4%, respectively. The increase in general and administrative expenses was primarily attributable to approximately $2.2 million in one-time expenses related to the move to our new Southern California headquarters and manufacturing facility in March 2001.

Other Income (Expense)

     We earned $4.8 million of other income, net, during the first nine months of 2001 compared to $4.0 million of other income, net, earned in the first nine months of 2000. Other income consists primarily of interest income, net of any interest expense. In addition, during the first quarter of 2001, we recognized a gain of approximately $0.6 million on the sale of available-for-sale securities.

Provision for Income Taxes

     We recorded a tax benefit at a rate of 36.0% for the nine months ended September 30, 2001 and a tax provision at a rate of 35.5% for the nine months ended October 1, 2000.

Liquidity and Capital Resources

     We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of September 30, 2001, we had working capital of $175.3 million as compared to working capital of $196.7 million at December 31, 2000.

     Net accounts receivable decreased to $54.9 million at September 30, 2001 from $80.0 million at December 31, 2000, primarily due to the significant reduction in revenues during 2001. Net inventories decreased to $43.9 million at September 30, 2001, as compared to $51.3 million at December 31, 2000, primarily due to a reduction in purchases as well as a focus on sales of existing products in inventory. Net cash used by operating activities was approximately $7.9 million for the nine months ended September 30, 2001, compared with net cash provided by operations of $28.7 million for the nine months ended October 1, 2000. The decrease in cash flow from operating activities is primarily due to our net loss from operations, as well as the paydown of accounts payable and accrued expenses.

     Capital expenditures were approximately $20.7 million and $56.8 million for the first nine months of 2001 and 2000, respectively. For the third quarter of 2001, our total capital spending was $1.8 million, which included tooling, electronic test equipment and building improvements for our new Santa Ana facility.

     On May 31, 2001, we renewed our revolving credit agreement with Comerica Bank-California. The credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (6.75% at September 30, 2001) or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility terminates on May 31, 2002. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At September 30, 2001 we were in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us at September 30, 2001.

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

     Net cash provided by financing activities was approximately $7.3 million for the first nine months of 2001 compared to $69.1 million for the first nine months of 2000. For the nine months ended September 30, 2001, net cash provided by financing activities primarily represents proceeds from our employee's stock option exercises as well as proceeds from the issuance of common stock under our Employee Stock Purchase Plan. On August 23, 2000 we sold 1.5 million shares of our Common Stock at a price per share of $41.1875 to Deutsche Banc Alex Brown pursuant to a previously filed shelf registration. Total net proceeds after offering expenses were approximately $61.7 million.

     We had cash and cash equivalents of $108.1 million at September 30, 2001, compared with $128.7 million at December 31, 2000. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

     We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next 12 months. For the remainder of fiscal 2001, we currently anticipate capital spending on property and equipment to be in the range of $1 to $2 million, and we currently plan to fund these expenditures from our existing cash balances. In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and expect to continue to do so selectively in the future. We may require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our shareholders when we may require it.

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

     In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements -- SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and eliminates the pooling-of-interest method for business combinations initiated after June 30, 2001. SFAS No. 142 provides for, among other things, the discontinuance of goodwill amortization, the reassessment of the useful lives for existing recognized intangibles, the potential reclassification of amounts between recognized intangibles and goodwill, and new requirements for the impairment testing of goodwill. The standard is effective for fiscal years beginning after December 15, 2001 and applies to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not adopted such provisions in its September 30, 2001 financial statements.

Disclosure About Foreign Currency Risk

     A significant portion of our revenue is derived from international sources, with our international customers accounting for approximately 47% of our revenues for the first nine months of fiscal 2001, 19% of our fiscal 2000 revenues and 33% of our fiscal 1999 revenues. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Asia, Europe and South America. International locations have a history of instability in the value of their currencies. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

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

Disclosure About Terrorist Risk

     We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are not able to estimate or guess what long-term impact these events will have on our customers, suppliers and market demand for our products. Since all of our manufacturing capability is located in the State of California, we may be exposed to risks which could include production delays or shutdowns due to terrorist attacks. Any reduction in demand or loss of customers could have a negative impact on our results of operations and future sales.

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

Additional Factors That May Affect Our Future Results

     Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated herein, which reflect our current expectations. These factors include the following:

     . the ability to add new customers to reduce our dependence on any one customer;
     .   the ability to maintain our existing customers;
     . industry specific factors, including a slowdown in the demand for wireless communications and RF power amplifiers;
     .   the impact of any reduction in demand for our products;
     .   the ability to manage expense levels given reductions in demand;
     . the ability to increase demand for our products from major wireless infrastructure OEMs;
     . the ability to produce both new and existing products which meet the quality standards of both our existing and potential new customers;
     . the ability to ramp-up production of new products in both a timely and cost effective manner;
     . the ability to timely develop and produce commercially viable products at competitive prices;
     . the ability to maintain a stable and reliable source of electricity to support our operations at a reasonable cost;
     .   the ability to manage rapid change in demand for our products;
     .   the availability and cost of components;
     .   the ability to finance our activities and maintain our financial liquidity;
     . the ability of our products to operate and be compatible with various OEMs' base station equipment;
     . worldwide and regional economic downturns and unfavorable political conditions;
     .   the ability to manage future product repairs; and
     .   the ability to accurately anticipate customer demand.

A Significant Amount of Our Revenues Comes from a Few Customers

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless OEMs, such as Ericsson, LGIC, Lucent, Motorola, Nokia, Nortel and Samsung, as well as major operators of wireless networks, such as ALLTEL Corporation, AT&T Wireless, Cingular Wireless and Verizon Wireless.

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

     For the nine months ended September 30, 2001, our largest customer, Nortel, accounted for approximately 44% of our net sales or $94.7 million. For the first nine months of fiscal 2000, Nortel accounted for approximately 48% of our net sales or $155.6 million. During fiscal 2001, a number of major OEMs have made multiple announcements lowering their expectations for wireless infrastructure demand for the remainder of 2001 as well as for 2002. The resulting significant reductions in demand by our OEM customers has and will continue to have an adverse effect on our business, results of operations and financial condition. For the third quarter of 2001, our next three largest customers (in alphabetical order), ALLTEL, Cingular and Nokia, each accounted for 10% or more of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition.

     There are several examples of the risks related to our customer concentration. One example is the reduction of over $60 million in our sales to Nortel for the first nine months of 2001 compared to 2000. A second example was in 1998 when we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis during 1998. For fiscal 1998, our South Korean customers accounted for $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million or approximately 83% of our total net sales. During fiscal 2000, our South Korean customers accounted for approximately 8% of total sales or $34.1 million, and in fiscal 1999, they accounted for approximately 21% of our total net sales or $62.2 million. For the third quarter of fiscal 2001, our South Korean customers accounted for approximately 2% of our net sales or $1.1 million.

     We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs' view of utilizing third party suppliers of RF power amplifiers. During the third quarter of 2001, Lucent announced that it had split off its internal power amplifier group to a new private entity called Celiant Corporation. During fiscal 2000, Ericsson purchased Microwave Power Devices, one of our competitors. Any shift in demand by an OEM away from utilizing third party suppliers of RF amplifiers could have a negative impact on our business, results of operations and financial condition. Additionally, OEM purchases are impacted by their current view of wireless infrastructure deployments and could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

     .   economic or political problems in the wireless operator's operating region;
     .   delays in government approvals required for system deployment;
     .   higher than anticipated network infrastructure costs;
     . technical delays in the development of new wireless protocols, such as 3G, and;
     .   reduced subscriber demand for wireless services.

     In addition, from time to time, OEMs may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with wireless infrastructure deployments and OEMs' purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand which could exceed our production capacity and could negatively impact our ability to meet customers' demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues which could have a material adverse effect on our business, results of operations and financial condition.

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

   Our Facilities are Located in the State of California Which is Experiencing an Electricity Shortage

     The two largest investor owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have been experiencing electricity generation shortages due to the collapse of California's deregulation strategy. Pacific Gas & Electric has declared voluntary bankruptcy in order to restructure its outstanding obligations, and Southern California Edison continues to operate with the potential risk of a future bankruptcy filing. The inability of these companies to continue purchasing electricity has resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas and Electric. As of October 26, 2001, we have not experienced any significant interruptions in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of interruptions of power supply. We are not able to guarantee that we will not experience any significant interruptions in electrical service to our facilities in the future. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to re-calibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

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

   We Depend on Single Sources for Key Components

     A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single sources. We have experienced, and expect to continue to experience, shortages of single-sourced components. Shortages have compelled us to adjust our product designs and production schedules. If single-sourced components become unavailable in sufficient quantities, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and "retune" our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced components exposes us to quality control issues if such suppliers experience a failure in their production process. A failure in a single-sourced component could force us to repair or replace a product utilizing replacement components. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we can not obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

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

     Our current competitors include Allen Telecom, Inc., Andrew Corporation, Celiant Corporation, and Spectrian Corporation, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the RF power amplifier market. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF power amplifier market.

     Our future success depends largely upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from us. During 2000, Ericsson purchased Microwave Power Devices, one of our competitors. We cannot predict the ultimate impact this purchase will have on our business with Ericsson. Any potential reduction in our business with Ericsson could have a negative impact on our business, financial condition and results of operations. In addition, various companies could also compete directly with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. In the third quarter of 2001, Lucent announced that it had formed a new company called Celiant Corporation which consisted of its former power amplifier design group with the intended purpose of competing directly in the independent power amplifier marketplace. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, there would be a material adverse effect on our business, financial condition and results of operations.

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

   There are Many Risks Associated With International Operations

     For the first nine months of fiscal 2001, fiscal years 2000, 1999 and 1998, international revenues (excluding North American sales) accounted for approximately 47%, 21%, 33% and 41%, respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future. Therefore, the following risks associated with international operations could have a material adverse effect on our performance:

     .   terrorists attacks on American companies;
     . compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, and health and safety requirements;
     .   differences in intellectual property protections;
     .   difficulties in staffing and managing foreign operations;
     .   longer accounts receivable collection cycles;
     .   currency fluctuations;
     . economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;
     .   competition from foreign based suppliers;
     .   restrictions against the repatriation of earnings from a foreign country;
     .   overlapping or differing tax structures; and
     .   political or civil turmoil.

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

The Sales Cycle for Our Products is Lengthy

     The sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months. Our customers normally conduct significant technical evaluations of our products and our competitors' products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into any OEM's product. This qualification process involves a significant investment of time and resources from us and the OEMs to ensure that our product designs are fully qualified to perform with each OEM's equipment. Individual wireless network operators can also subject our products to field and evaluation trials, which can last anywhere from one to nine months, before making a purchase. The qualification and evaluation process and the customer field trials may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for that quarter could be materially adversely affected.

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

     Wireless infrastructure equipment manufacturers with internal manufacturing capabilities could also sell RF power amplifiers externally to other manufacturers, thereby competing directly with us. During the third quarter of 2001, Lucent announced the formation of Celiant Corporation for the specific purpose of competing directly in the independent power amplifier marketplace. Even if we are successful in selling our products to OEM customers, we believe that such customers will demand price and other concessions based on their ability to manufacture RF power amplifiers internally. If, for any reason, our major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require us to participate in joint venture manufacturing with them, our business, results of operations and financial condition could be materially adversely affected.

   Protection of Our Intellectual Property is Limited; Risk of Third-Party Claims of Infringement

     We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 14 U.S. patents, and we currently have 16 separate U.S. patent applications filed. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

   Our Stock Price Has Been and May Continue to Be Volatile

     The price of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of our Common Stock. Our stock price may be affected by the factors discussed above as well as:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents and long-term debt. At September 30, 2001, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

     Currently, we do not enter into derivative financial instruments and we do not currently have any significant direct foreign currency exposure. Aside from operating costs of our South Korean repair operation, we do not transact business in foreign currencies. As a result , we do not have any significant direct foreign currency exposure at September 30, 2001.

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

     We currently do not have any material debt outstanding, so we do not have interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates have fallen significantly during 2001. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. During the first nine months of 2001, we have seen significant interest rate reductions as the U.S. Federal Reserve has aggressively lowered short-term interest rates. This has contributed to a significant reduction in interest income from our cash investments. We currently anticipate that our interest income will continue to decline as a result of this lower interest rate environment.

     Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our "Disclosure About Foreign Currency Risk" in this Form 10-Q for a more detailed description of the various risks involved in our international sales.

     We require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. We therefore are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements. If we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In addition, certain transistors and semi-conductors are regularly revised or changed by their manufactures, which may result in a requirement for us to redesign a product which utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. In addition, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers' demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could adversely effect our business, results of operations and financial condition.

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

                                               POWERWAVE TECHNOLOGIES, INC.


Date:  October 31, 2001                     By: /s/  Kevin T. Michaels
       ----------------                    -------------------------------------
                                                    Kevin T. Michaels
                                            Senior Vice President, Finance and
                                            Chief Financial Officer