Form 10-K
period 2001-12-30
POWERWAVE TECHNOLOGIES INC
filed 2002-02-12
CIK 1023362

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  ___________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________  to  ____________

                        Commission File Number 000-21507
                                  ___________

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

                                 (714) 466-1000
              (Registrant's telephone number, including area code)
                                  ___________
           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class:
                              -------------------
                         Common Stock, Par Value $.0001
                                  ___________
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_]

     As of February 1, 2002, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1,154,670,288 computed using the closing price of $17.71 per share of Common Stock on February 1, 2002 as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 1, 2002 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 65,198,774.

     Information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 fiscal year.

================================================================================

This Annual Report on Form 10-K includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the timing of and demand for 3G products and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by and information currently available to, the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward looking statements. The actual results of Powerwave Technologies, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important factors which are discussed in "Additional Factors That May Affect Future Results" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 14-32. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

General

     Powerwave Technologies, Inc. ("Powerwave" or the "Company" or "our" or "we") was incorporated in Delaware in January 1985 under the name Milcom International, Inc., and we changed our name to Powerwave Technologies, Inc. in June 1996. Powerwave designs, manufactures and markets ultra-linear radio frequency ("RF") power amplifiers for use in the wireless communications market. RF power amplifiers, which are key components of wireless communications networks, increase the signal strength of wireless transmissions from the base station to the handset while reducing interference, or "noise." Less noise enables wireless service providers to deliver clearer call connections and reduces the number of interrupted or dropped calls.

     Powerwave manufactures both single and multi-carrier RF power amplifiers for a variety of frequency ranges and transmission protocols. Single carrier RF power amplifiers ("SCPA") typically amplify a specific radio channel. Multi-carrier RF power amplifiers ("MCPA") are capable of amplifying several radio channels at one time by integrating the functions of several SCPA units and cavity filters within a single MCPA unit. Powerwave's products are currently being utilized in wireless networks operating in the 800-1000 megahertz (MHz), 1800-2000 MHz and over 2000 MHz frequency ranges. Our products support a wide range of transmission protocols including analog protocols such as AMPS and TACS and digital protocols such as CDMA, TDMA, and GSM. We also have developed and introduced RF power amplifiers for third generation ("3G') transmission protocols such as UMTS, W-CDMA and cdma2000.

     We believe that our future success depends upon our ability to broaden our customer base and continued growth in demand for wireless services. For the fiscal year ended December 30, 2001, our largest customer was Nortel Networks Corporation and related entities ("Nortel"), which accounted for approximately 44% of our net sales. Also, for fiscal year 2001, our next five largest customers (in alphabetical order), Cingular Wireless, LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent"), Samsung Electronics Co. Ltd. ("Samsung"), and Verizon Wireless each accounted for 5% or more of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues...; -- Our success is tied to the growth of the wireless services market; and --There are many risks associated with international operations..." under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     A limited number of large original equipment manufacturers ("OEMs") account for a majority of RF power amplifier purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. We have previously experienced significant reductions in demand from customers, such as the significant reductions in demand from Nortel during fiscal 2001 as compared to fiscal 2000. That reduction in demand coupled with the industry-wide reduction in demand for fiscal 2001 had an adverse effect on our business and results of operations. Any future such reductions by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See "Additional Factors That May Affect Future Results-- "We rely upon a few customers for a significant amount of our revenues..." under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have experienced, and expect to continue to experience, declining average sales prices for both our multi-carrier and single carrier amplifier products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the RF power amplifier market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins will decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions and develop new products that incorporate advanced features that may generate higher gross margins. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues...; --Our success is tied to the growth of the wireless services market...; --Our average sales prices have declined...; and --There are many risks associated with international operations..." under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Significant Business Developments in Fiscal 2001

     During the first quarter of fiscal 2001, we completed the retrofitting and relocation to our new 360,000 square foot Southern California headquarters and manufacturing facility located in Santa Ana, California.

     Powerwave received TL-9000 Quality System Certification in March of 2001. The TL 9000 Quality System is a set of requirements established specifically by the telecommunications industry to help ensure uniform standards of quality and performance for the design, development, production, delivery, installation and maintenance of products and services.

     On May 31, 2001, the Board of Directors adopted a Shareholder Rights Plan to protect shareholder interests against takeover strategies that may not provide maximum shareholder value. See "Note 9 to Notes to Consolidated Financial Statements."

     On December 28, 2001, Powerwave completed the acquisition of Toracomm Limited, a private engineering research and development company located in Bristol, United Kingdom. Toracomm has been providing design and development services to the wireless and mobile communications industries since 1997. Toracomm offers a broad range of RF, digital signal processing (DSP), system design and simulation expertise covering 2G, 2.5G and 3G wireless applications. The total purchase price, including capitalized acquisition costs, was $5.3 million.

     As a result of continuing poor economic conditions and reductions in the forecasted future demand fo products acquired through our 1998 acquisition of the RF amplifier group of Hewlett Packard Company ("the HP Acquisition"), we determined that the majority of the intangible assets associated with the HP Acquisition were impaired during the fourth quarter of fiscal 2001, and therefore, recorded a one-time non-cash charge of $6.5 million. This amount included approximately $3.6 million recorded in cost of sales related to the writedown of developed technology and approximately $2.9 million recorded in general and administrative expenses related to the writedown of goodwill. This non-cash charge is included in our fourth quarter and year-end 2001 operating results. See "Impairment Charges" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Industry Segments and Geographic Information

     Powerwave currently operates in one industry segment: the design, manufacture and marketing of RF power amplifiers for use in wireless communication networks. We currently market our products through our own internal sales force as well as independent sales representatives. For the purposes of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, we have provided a breakdown of our sales utilizing the management approach in Note 16 of the "Notes to Consolidated Financial Statements" under Item 8, "Financial Statements and Supplementary Data." Utilizing the management approach, we have broken down our sales based upon the RF frequency in which the product is utilized in, i.e. 800-1000 MHz commonly referred to as "Cellular", 1800-2000 MHz, commonly referred to as "PCS" and over 2000 MHz, which includes third generation ("3G") frequency bands. A summary of our sales by geographic region is incorporated herein by reference from Note 16 of the "Notes to Consolidated Financial Statements" under Item 8, "Financial Statements and Supplementary Data."

Business Strategy

     Powerwave's strategy is to become the leading supplier of advanced RF power amplifier solutions to the wireless communications industry and includes the following key elements:

 .    provide leading technology to the RF power amplifier industry through research and development that continues to improve our product's technical performance and establishes new levels of technical performance;
 .    utilize our research and development efforts to raise our productivity and to lower our costs;
 .    leverage our position as a leading supplier of both single carrier and multi-carrier RF power amplifiers to increase our market share and expand our relationships with our existing customers;
 .    continue to expand our customer base of wireless network OEMs and leading wireless network operators; and
 .    maintain our focus on the quality, reliability and manufacturability of our
     RF power amplifier products.

     Our focus on RF power amplifier technology and the experience we have gained through the implementation of our products in both analog and digital wireless networks throughout the world has enabled us to develop substantial expertise in both multi-carrier and single carrier RF power amplifier technology. We intend to continue to research and develop new methods to improve RF power amplifier performance, including efforts to support future generation transmission standards. We believe that both our existing products and new products in development will enable us to continue to expand our customer base by offering a broad range of products to meet the diverse requirements of wireless OEMs and network operators. We also intend to leverage our product lines in an attempt to expand our relationships with our existing customers and to add new customers. Powerwave has developed the ability to manufacture both multi-carrier and single carrier RF power amplifiers in a standard, repeatable manner, which allows for increased production levels. We believe that we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies. We also believe that our focus on the manufacturability of our RF power amplifier designs should help us to increase our manufacturing productivity while reducing our product costs. We believe that this ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of RF power amplifiers.

     If we are unsuccessful in designing new products or improving and reducing the costs of our products, such inability to fulfill these objectives would have a negative effect on our gross profit margins, business, results of operations and financial condition. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of purchasing volume could also adversely affect our cost competitive advantage, which would negatively affect our gross profit margins, business, results of operations and financial condition. See "Additional Factors That May Affect Future Results-- Our average sales prices have declined...; and --We may fail to develop products that are sufficiently manufacturable" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Markets

     Powerwave provides RF power amplifiers that are located in base stations and work to increase the signal strength of outgoing transmissions. Our single carrier and multi-carrier RF power amplifiers work in base stations with a variety of other sophisticated electronic equipment, including receivers, radios and oscillators.

     Wireless networks typically utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or "cells." Each cell has its own base station that uses wireless technology to receive and transmit calls via base stations (BTS) and the wireline public switched telephone network ("PSTN"). Cellular networks typically operate within the 800 and 900 MHz bandwidths of the radio spectrum and utilize either analog or digital protocols. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks typically operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Third generation networks typically operate in the over 2000 MHz range utilizing only digital transmissions. Transmissions at the higher frequencies utilized by PCS and 3G networks have shorter transmission waves as compared to cellular frequency transmissions, which tends to limit the distances transmissions can travel without significant degradation. Lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, wireless networks operating at high frequency ranges may require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic area.

     In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. Originally, cellular base stations in analog networks used single carrier RF power amplifiers for each frequency channel allocated to the cell. With the use of MCPA technology, transmission signals can be amplified simultaneously through a single multi-carrier RF power amplifier that allows for the simultaneous amplification of all channels within a base station. Multi-carrier RF power amplifiers require significantly higher linearity than do single carrier designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for cavity filters for each channel, multi-carrier RF power amplifiers reduce overall deployment and maintenance costs associated with base stations. Many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to move from analog networks to digital networks.

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

Products

     Powerwave offers both single and multi-carrier RF power amplifiers for use in cellular networks, including ultra-linear multi-carrier RF power amplifiers for CDMA, cdma2000, TDMA and GSM digital cellular systems as well as analog systems utilizing AMPS and TACS protocols. We also offer both single and multi-carrier RF power amplifiers for use in PCS networks that operate in the international DCS-1800 frequency (1800 MHz) and the United States PCS band at 1900 MHz and multi-carrier RF power amplifiers for UMTS networks (3G) operating at 2100 MHz. Typical system applications include CDMA, cdma 2000, W-CDMA, TDMA, and GSM protocols with output power ranging from 5 to 140 Watts (W).

     Our ultra-linear multi-carrier RF power amplifiers utilize feedforward technology, and typically pre-distortion techniques. Our multi-carrier designs also utilize an actively switched output combiner (3 or 4 way), which allows any number of RF power amplifiers to be "hot-swapped", or interchanged, without a significant loss of power. This design also allows for true cold standby switching of a standby RF power amplifier, thereby providing network operators with a backup redundancy solution for even greater reliability. These RF power amplifiers are designed to be installed in racks of three or four RF power amplifiers. Smart combiner paralleling units allow for both higher power as well as system redundancy, which is the ability of the system to remain operational in the event of the failure of one or more of the paralleled RF power amplifiers.

     We offer various versions of our multi-carrier RF power amplifiers providing from 25W to 140W or more of average power with maximum distortion of up to -65dBc or better. Up to 4 units can be combined in parallel utilizing our fully redundant smart combiner racks for various effective average power ratings.

     We also offer single carrier RF power amplifiers for GSM, CDMA and TDMA operating systems. Products are available in a wide range of RF output levels. These products are available in versions ranging from complete stand-alone units to highly integrated RF power amplifiers for tower-top applications.

     Our multi-carrier RF power amplifiers range in price from $3,000 to over $12,000 per RF power amplifier, based upon the specification requirements. Our single carrier RF power amplifiers range in price from $500 to $3,000 per RF power amplifier depending upon product type and specifications. We also sell rack systems, cabinets and combiners for multiple RF power amplifiers, ranging in price from $400 to over $100,000, depending upon specifications.

Customers

     We sell our products to customers worldwide, including a variety of wireless OEMs, such as Ericsson, LG Electronics ("LG"), Lucent, Metawave Communications Corporation ("Metawave"), Motorola Corporation ("Motorola"), Nokia Telecommunications Inc. ("Nokia"), Nortel and Samsung. We also sell our products to operators of wireless networks, such as ALLTEL Corporation, AT&T Wireless Services ("AT&T Wireless"), Cingular Wireless and Verizon Wireless.

     For the fiscal year ended December 30, 2001, our largest customer was Nortel, which accounted for approximately 44% of our net sales. Also, for fiscal year 2001, our next five largest customers (in alphabetical order), Cingular Wireless, Ericsson, Lucent, Samsung and Verizon Wireless, each accounted for 5% or more of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues...; --Our success is tied to the growth of the wireless services market...; and --There are many risks associated with international operations..." under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


     Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. Sales cycles for certain of our products, particularly our base station RF power amplifiers, are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. While certain customers provide us with estimated forecasts of their future requirements, they are not typically bound by such forecasts.

     International sales (excluding North American sales) of our products amounted to approximately 41%, 21%, and 33% of net sales for the years ended December 30, 2001, December 31, 2000, January 2, 2000, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any material difficulty in obtaining required permits or licenses. Foreign sales also subject us to risks related to political upheaval and economic downturns in foreign nations and regions, such as the economic downturn in the South Korean and Asian markets in fiscal 1998 and the Brazilian market during 1999. Since our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer's local currency effectively increases the cost of our products for that customer, thereby making our products less attractive to such customers. See "Additional Factors That May Affect Future Results--There are many risks associated with international operations..." under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Product Development

     We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased power in the RF amplification process. We also invest significant resources in the development of new amplifier products to support new transmission protocols, including EDGE and third generation protocols such as W-CDMA and cdma2000. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. In an effort to strengthen our research and development skills, we acquired Toracomm Limited in December 2001. This acquisition added a total of 23 employees, 19 of which are engineers. Our total research and development staff consisted of 208 people as of December 30, 2001. Expenditures for research and development amounted to approximately $34.8 million in 2001, $41.1 million in 2000, $26.3 million in 1999. See "Additional Factors That May Affect Future Results--The wireless communications infrastructure equipment industry is extremely competitive" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. While we believe that we compete favorably with respect to the foregoing characteristics, there can be no assurance that we will be able to continue to do so.

     Our current competitors include Allen Telecom, Inc., Andrew Corporation, Celiant Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and Spectrian Corporation. We also compete with a number of other foreign and privately held companies throughout the world, the subsidiaries of certain multinational corporations and the amplifier manufacturing operations captive within certain of the leading wireless infrastructure OEMs such as Ericsson, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the RF amplifier marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF amplifier marketplace.

     Powerwave's success depends in large part upon the rate at which wireless infrastructure OEMs incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Lucent, Motorola, Nokia and Samsung. Some of these companies regularly evaluate whether to manufacture their own RF power amplifiers rather than purchase them from third-party vendors such as Powerwave. During 2000, Ericsson purchased Microwave Power Devices, Inc., one of our competitors. We cannot predict the ultimate impact this purchase will have on our business with Ericsson. In the third quarter of 2001, Lucent announced that it had formed a new company called Celiant Corporation, which consisted of its former power amplifier design group, with the intended purpose of competing directly in the independent power amplifier marketplace. Any potential reduction in business from Ericsson or Lucent could have a negative impact on our business, financial condition and results of operations. In addition, various companies could also directly compete with Powerwave by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure OEMs, there will be a material adverse effect on our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--Many wireless infrastructure manufactures have internal RF production capabilities; and --The wireless communications infrastructure equipment industry is extremely competitive" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We have experienced significant price competition and we expect price competition in the sale of RF power amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future. See "Additional Factors That May Affect Future Results--Our average sales prices have declined..." under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Backlog

     Our backlog of orders was approximately $134.1 million on December 30, 2001 compared to approximately $84.5 million on December 31, 2000. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Product orders in our backlog are frequently subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a six-month period, we cannot make any guarantee that such orders will actually be shipped or that such orders will not be cancelled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that although somewhat useful for scheduling production, backlog as of any particular date should not be considered a reliable indicator of sales for any future period.

Manufacturing and Suppliers

     We purchased our headquarters and manufacturing facility located in Santa Ana, California in the second quarter of 2000 and completed the relocation of our operations to this facility during the first quarter of 2001. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials used by us consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays, and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors. The majority of our subassemblies and all printed circuit boards are made by third parties to our specifications and are generally delivered to us for final assembly, testing, and tuning in the completed product.

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

     We have been ISO 9001 certified since 1996 and received our TL-9000 certification in March of 2001. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many such customers require that their suppliers purchase components only from subcontractors that are ISO certified.

Intellectual Property

     We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 15 U.S. patents, and as of December 30, 2001 we have 23 separate additional U.S. patent applications filed, with multiple additional international patents filed. All of these efforts along with the knowledge and experience of our management and technical personnel strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

     We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to protect it, we will continue to pursue all legal measures available to protect it and to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

     The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such litigation or claims of infringement could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customers' ability to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

Employees

     As of December 30, 2001, Powerwave had 1,233 full and part-time employees, including 838 in manufacturing, 70 in quality, 208 in research and development, 42 in sales and marketing and 75 in general and administration. None of our employees are represented by a union. We believe that employee relations are good.

Contract Personnel

     Powerwave also utilizes contract personnel hired from third party agencies. As of December 30, 2001, Powerwave was utilizing approximately 344 contract personnel, primarily in our manufacturing operations.

ITEM 2.  PROPERTIES

     Our Southern California headquarters and manufacturing facility is located in Santa Ana, California. This facility has approximately 360,000 square feet, of which 275,000 is available to us. The remaining 85,000 square feet is being sublet to an unrelated third party. We also lease an additional 115,000 square foot warehouse facility in Santa Ana, California. The lease on this warehouse facility commenced on April 15, 2001 and has a expiration date of March 31, 2007. In addition, we lease a 61,300 square foot warehouse in Irvine, California under a lease expiring in March 2002, which we vacated during the first quarter of 2001. In connection with the move to our new headquarters, we terminated the leases of our two former Irvine facilities as of June 30, 2001.

     We lease 20,000 square feet in El Dorado Hills, California under a lease expiring in January 2005 for our Northern California research and development staff. In addition, we also lease an additional 11,500 square feet adjacent to our El Dorado Hills facility. This lease expires on January 01, 2007. Our European research and development staff are located in a 6,000 square foot facility in Bristol, United Kingdom under a lease expiring in October 2009.

     Powerwave also leases four office suites for our regional sales and support staff. Theses leases cover approximately 8,000 square feet and expire from 2003 through 2006.

     We believe that our headquarters and manufacturing facility, as well as our remaining leased facilities, provide adequate space for our operations.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. Powerwave is not currently party to any legal proceedings nor aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management's attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's 2001 Annual Meeting of Shareholders was held on October 17, 2001 in Irvine, California. A quorum was declared present for the meeting. The following matters were submitted to a vote of security holders, and all proposals were approved by the majority of those voting:

     (1) The election of the following eight directors to hold office until the next annual meeting or until their successors are duly elected and qualified. All of the nominated directors were elected.

         Gregory M. Avis       There were 56,987,541 votes for 278,159 votes withheld and no broker non-votes.
         John L. Clendenin     There were 57,211,581 votes for 49,219 votes withheld, and no broker non-votes.
         Bruce C. Edwards      There were 51,024,542 votes for 6,236,258 votes withheld, and no broker non-votes.
         David L. George       There were 57,215,302 votes for 45,498 votes withheld, and no broker non-votes.
         Eugene Goda           There were 57,212,883 votes for 47,917 votes withheld, and no broker non-votes.
         Carl W. Neun          There were 57,212,932 votes for 47,868 votes withheld, and no broker non-votes.
         Safi U. Qureshey      There were 57,207,263 votes for 53,537 votes withheld, and no broker non-votes.
         Andrew J. Sukawaty    There were 56,933,402 votes for 321,398 votes withheld, and no broker non-votes.



     (2) The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the 2001 fiscal year. The proposal was approved by the shareholders.


          There were 57,133,427 votes cast for, 110,804 votes opposed, 16,574 votes abstaining and no broker non-votes.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Powerwave's Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave's Common Stock for the periods indicated.

                                                           High          Low
                                                           ----          ---
     Fiscal Year 2001
          First Quarter Ended April 1, 2001 .........   $   60.5625   $ 11.8750
          Second Quarter Ended July 1, 2001 .........   $   22.2900   $  8.7500
          Third Quarter Ended September 30, 2001 ....   $   21.0000   $ 10.1500
          Fourth Quarter Ended December 30, 2001 ....   $   21.3000   $  9.6500

     Fiscal Year 2000
          First Quarter Ended April 2, 2000 .........   $   68.3333   $ 15.2917
          Second Quarter Ended July 2, 2000 .........   $   74.0000   $ 27.1667
          Third Quarter Ended October 1, 2000 .......   $   52.0000   $ 27.1875
          Fourth Quarter Ended December 31, 2000 ....   $   75.3750   $ 30.3750

     There were approximately 104 stockholders of record as of February 1, 2002. We believe there are approximately 30,000 stockholders of Powerwave's Common Stock held in street name. We have not paid any dividends to date and do not anticipate paying any dividends on the Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

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

     On December 28, 2001, we issued a total of 250,000 shares of our common stock to the shareholder's of Toracomm Limited in connection with our acquisition of the company. Based on a closing price of $18.19 on that day, these shares had a value of approximately $4.5 million when issued. Exemption from the registration provisions of the Securities Act of 1933 (the "Act") is claimed among other exemptions, with respect to the issuance of the shares of Common Stock, on the basis that such transaction met the requirements of Regulation S under the Act.

     All compensation plans under which Powerwave's Common Stock is reserved for issuance have been approved by our shareholders. The following table provides summary information as of December 30, 2001 for all equity compensation plans of Powerwave.

                                                                                                          No. of Shares of
                                                                                                            Common Stock
                                                    Number of                                          Remaining Available for
                                              Shares of Common Stock                                    Future Issuance  under
                                            to be Issued upon Exercise   Weighted Average Exercise     the Equity Compensation
                                               of Outstanding Options   Price of Outstanding Options  Plans (excluding shares
                                                 Warrants and Rights      Warrants and Rights           reflected in column 1)
                                                 -------------------      -------------------         -------------------------
Equity Compensation Plans Approved by
Shareholders ..............................           8,022,211                  $ 17.39                   1,672,158

Equity Compensation Plans not Approved
by Shareholders ...........................                  --                       --                          --
                                                   ------------                  -------                  ----------

Total .....................................           8,022,211                  $ 17.39                   1,672,158
                                                   ============                  =======                  ==========

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data have been derived from Powerwave's consolidated statements of operations for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, and consolidated balance sheets as of December 30, 2001 and December 31, 2000 which are included herein, and have been audited by Deloitte & Touche LLP, independent auditors. Powerwave's consolidated statements of operations for the fiscal years ended January 3, 1999 and December 28, 1997 and consolidated balance sheets as of January 2, 2000, January 3, 1999, and December 28, 1997 which are not included herein, have also been audited by Deloitte & Touche LLP, independent auditors. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                                        Fiscal Years Ended
                                                --------------------------------------------------------------------
                                                December 30,   December 31,   January 2,    January 3,  December 28,
                                                     2001         2000          2000          1999         1997
                                                -------------------------------------------------------------------
                                                              (in thousands, except per share data)
Consolidated Statements of Operations Data:

Net sales .....................................   $ 300,293    $ 447,422    $ 292,547      $  100,231    $ 119,709
Operating income (loss) .......................   $ (37,615)   $  64,717    $  28,725      $   (7,001)   $  23,257
Net income (loss) .............................   $ (20,512)   $  45,653    $  20,265      $   (2,966)   $  16,191
Basic earnings (loss) per share ...............   $    (.33)   $    0.75    $    0.34      $    (0.06)   $    0.32
Diluted earnings (loss) per share .............   $    (.33    $    0.71    $    0.33      $    (0.06)   $    0.31
Basic weighted average common shares ..........      64,197       61,953       58,480          51,534       50,874
Diluted weighted average common shares ........      64,197       65,313       60,671          51,534       52,308

Consolidated Balance Sheet Data:
Cash and cash equivalents .....................   $ 123,171    $ 128,733    $  76,671      $   13,307    $  67,433
Working capital ...............................   $ 186,255    $ 196,733    $ 118,566      $   35,210    $  67,512
Total assets ..................................   $ 363,017    $ 393,797    $ 223,038      $  131,985    $ 101,683
Long-term debt, net of current portion ........   $     239    $      42           --      $   17,621    $     659
Total shareholders' equity ....................   $ 316,235    $ 316,272    $ 169,779      $   71,070    $  75,480

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Significant Accounting Policies

     We prepare the consolidated financial statements of Powerwave in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

   Revenue Recognition

     Powerwave recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return products that do not function properly within a limited time after delivery. We continuously monitor and track such product returns and we record a provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

   Accounts Receivable

     We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues..."

   Inventories

     We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. As demonstrated during 2001, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. See "Additional Factors That May Affect Future Results--We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter... and --The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change..."

   Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Powerwave regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

   Warranties

     We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependant upon the product involved and the type of customer. We also offer certain customers various warranty options which impacts the quoted price that we charge customers for our product. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Results of Operations

     The following table summarizes Powerwave's results of operations as a percentage of net sales for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000.

                                                       As a Percentage of Net Sales
                                                 ---------------------------------------
                                                          Fiscal Years Ended
                                                 ---------------------------------------
                                                  December 30,   December 31, January 2,
                                                     2001          2000         2000
                                                 ---------------------------------------
Net sales .................................        100.0%         100.0%      100.0%
Cost of sales .............................         90.1           68.2        71.9
                                                  ------         ------      ------
Gross profit ..............................          9.9           31.8        28.1
Operating expenses:
     Sales and marketing ..................          4.6            4.7         5.2
     Research and development .............         11.6            9.2         9.0
     General and administrative ...........          6.3            3.4         4.1
                                                  ------         ------      ------
Total operating expenses ..................         22.5           17.3        18.3
                                                  ------         ------      ------
Operating income (loss) ...................        (12.6)          14.5         9.8
Other income, net .........................          1.9            1.3         1.0
                                                  ------         ------      ------
Income (loss) before income taxes .........        (10.7)          15.8        10.8
Provision (benefit) for income taxes ......         (3.9)           5.6         3.9
                                                  ------         ------      ------
Net income (loss) .........................         (6.8%)         10.2%        6.9%
                                                  ======         ======      ======

Impairment Charges

     As a result of continuing poor economic conditions and reductions in the forecasted future demand for products acquired through our HP Acquisition, we recorded a non-cash charge of $6.5 million during the fourth quarter of fiscal year 2001 for the impairment of intangible assets associated with the HP Acquisition. This amount included approximately $3.6 million recorded in cost of sales related to the writedown of developed technology and approximately $2.9 million recorded in general and administrative expenses related to the writedown of goodwill. The amount of this impairment charge was determined by comparing the carrying value of these intangible assets to the net present value of the estimated future cash flows, based on our best estimates using appropriate judgments and assumptions, from the operations to which these assets relate. Powerwave did not record any similar impairment charges in fiscal years 2000 or 1999. Excluding this non-cash impairment charge and the related tax benefit of $2.3 million, Powerwave would have reported a net loss of $16.3 million and a basic loss per share of 26 cents for the fiscal year ending December 30, 2001.

Years ended December 30, 2001 and December 31, 2000

   Net Sales

     Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 33% to $300.3 million for the year ended December 30, 2001 from $447.4 million for the year ended December 31, 2000. We believe that the decline in net sales for fiscal year 2001 compared to fiscal year 2000 was predominantly due to the affects of the global economic recession that has impacted the wireless communications industry resulting in reductions and delays in wireless infrastructure spending during 2001. During 2001, we experienced lower demand for the majority of our products which are sold through our original equipment manufacturer ("OEM") customers, as well as weakness in demand from our direct network operator customers. The weakness in demand occurred in both the 800-1000 MHz and the 1800-2000 MHz ranges. For the year ended December 30, 2001, total sales of products for networks in the 800-1000 MHz range accounted for approximately 60% of revenues or $181.1 million, compared to approximately 78% or $348.3 million for the year ended December 31, 2000. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 19% of revenues or $57.1 million for the year ended December 30, 2001, compared to approximately 21% or $96.1 million for the year ended December 31, 2000. The decline in sales of 800-1000 MHz and 1800-2000 MHz products was partially offset by increased sales of products for use in networks over 2000 MHz or the new 3G networks as they are commonly known. Sales of products for use in networks over 2000 MHz accounted for approximately 21% of sales or $62.1 million for the year ended December 30, 2001 compared to approximately 1% or $3.0 million for the year ended December 31, 2000. We currently are unable to predict when the global economic slowdown in the wireless communications industry will cease to have a negative impact on our revenues and results of operations.

     We track the geographic location of our sales based upon the location of our customers. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are not able to identify the final installation location of our products. Sales to customers in North America accounted for the majority of our sales, comprising approximately 59% of revenues or $176.3 million for the year ended December 30, 2001, compared to approximately 79% of revenues or $352.7 million for the year ended December 31, 2000. Total international sales (excluding North American sales) accounted for approximately 41% of revenues or $124.0 million for the year ended December 30, 2001, compared with approximately 21% or $94.7 million for the year ended December 31, 2000. Total Asian sales accounted for approximately 15% of revenues or $46.0 million for the year ended December 30, 2001 compared to approximately 10% of revenues or $44.6 million for the year ended December 31, 2000. Total sales to Europe increased to $77.3 million or approximately 26% of revenues for the year ended December 30, 2001, as compared to $48.2 million or approximately 11% of revenues for the year ended December 31, 2000. The increase in European sales is due primarily to the beginning of shipments for new 3G products. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues...; --Our success is tied to the growth of the wireless services market: and --There are many risks associated with international operations...."

     For fiscal 2001, total sales to Nortel accounted for approximately 44% of revenues and sales to the following customers (in alphabetical order), Cingular Wireless, Ericsson, Lucent, Samsung and Verizon Wireless each accounted for 5% or more of revenues for the year. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as Ericsson, Lucent, Motorola, Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. During fiscal 2001, several major OEMs made multiple announcements that they were lowering their expectations for wireless infrastructure demand for 2002. A number of factors have caused delays and may cause future delays in wireless infrastructure deployment schedules for both North American and international deployments, including deployments in Europe, Asia, South America and other areas. Such factors include economic slowdowns in the wireless operator's operating region, delays in government approvals required for system deployment, reduced subscriber demand for wireless services, high prices for new spectrum licenses, increased competition and bidding between OEMs for infrastructure contracts and delays in the development and delivery of telephone handsets and base station equipment that are compatible with new wireless protocols. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Some OEMs, such as Ericsson, have acquired our competitors to strengthen their vertical integration. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in revenues and/or reduction in operating income, which has harmed and may continue to harm our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --There are many risks associated with international operations...; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter...."

   Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for fiscal 2001 and 2000 were 9.9% and 31.8%, respectively. The decrease in our gross profit margins during fiscal 2001 as compared to fiscal 2000 is due to several factors, the most significant being the large decline in revenues which resulted in lower absorption of manufacturing overhead expenses and increased labor costs, when viewed as a percentage of revenues. During the second half of 2000 we began to significantly ramp up our production capacity to support anticipated increases in demand for our products. While this demand did not materialize during 2001, we incurred additional depreciation expenses associated with new capital equipment that was purchased and placed in service during 2001 to support our previously expected increases in demand. We continue to be negatively impacted by the additional depreciation costs associated with the capital equipment purchased to support the anticipated growth in demand. In addition, our 2001 gross profit margins were also impacted by $12.5 million in provisions for and disposals of excess and obsolete inventories as a result of the reduction in demand during fiscal 2001. For both fiscal 2001 and 2000, approximately $2.3 million of cost of goods sold represented the amortization of developed technology acquired as part of the HP Acquisition. Our 2001 gross profit margin was further reduced by a non-cash charge of $3.6 million during the fourth quarter relating to the writedown of developed technology acquired through the HP Acquisition. See "Impairment Charges."

     While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. Our third generation multi-carrier products have not obtained the level of gross margins that our high powered multi-carrier products have historically obtained. If we are unable to reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability may continue to be adversely affected. For a discussion of effects of declining average sales prices on our business, see "Additional Factors That May Affect
Future Results--Our average sales prices have declined....."

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that average sales prices of our products will continue to decrease. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. Future pricing actions by us and our competitors may also adversely impact our gross profit margins and profitability, which could also result in decreased liquidity and adversely affect our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--The wireless communications infrastructure equipment industry is extremely competitive....."

   Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, provisions for credit losses and trade show expenses. Sales and marketing expenses decreased by 35% to $13.7 million for the year ended December 30, 2001 from $21.2 million for the year ended December 31, 2000. As a percentage of sales, sales and marketing expenses were 4.6% and 4.7% for the years ended December 30, 2001 and December 31, 2000, respectively. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to decreases in sales commissions and reduced personnel costs. For fiscal 2001 and 2000, approximately $0.6 million and $0.8 million, respectively, in sales and marketing expenses represented the amortization of a customer list and non-compete agreement acquired as part of the HP Acquisition.

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as those design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, and next generation "2.5G" and "3G" products. Research and development expenses can fluctuate from year to year depending on several factors including new product introduction schedules, prototype developments, hiring patterns and depreciation of capital equipment. For the year ended December 30, 2001, research and development expenses decreased by 15% to $34.8 million for the year ended December 30, 2001 from $41.1 million. Research and development expenses as a percentage of sales for the years ended December 30, 2001 and December 31, 2000 were 11.6% and 9.2%, respectively. The decrease in research and development expenses in absolute dollars was primarily due to reductions in material and engineering expenditures as several of our design projects entered the production stage during 2001.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 23.3% to $18.9 million for the year ended December 30, 2001 from $15.3 million for the year ended December 31, 2000. General and administrative expenses as a percentage of sales for the years ended December 30, 2001 and December 31, 2000 were 6.3% and 3.4%, respectively. The increase in general and administrative expenses in absolute dollars during 2001 was primarily attributable to approximately $5.1 million in one time expenses, of which $2.2 million related to the move to our new Southern Californian headquarters and manufacturing facility during the first quarter of 2001 and $2.9 million related to a non-cash charge for the write-down of goodwill associated with the HP Acquisition during the fourth quarter of 2001. See "Impairment Charges."

   Other Income

     We earned other income, net, of $5.6 million in fiscal 2001 compared to $6.1 million for fiscal 2000. Other income consists primarily of interest income, net of any interest expense. The decrease in other income is primarily due to the decline in short-term interest rates on our cash investments.

   Provision (Benefit) for Income Taxes

     Our effective tax rate was 36.0% and 35.5% for the years ended December 30, 2001 and December 31, 2000, respectively. The slight increase in our effective tax rate was the result of the availability of net operating loss carrybacks and carryforwards.

Years ended December 31, 2000 and January 2, 2000

   Net Sales

     Sales increased by 53% to $447.4 million for the year ended December 31, 2000 from $292.5 million for the year ended January 2, 2000. The increase in revenue was primarily attributable to increased demand for our products. For the year ended December 31, 2000, total sales of products for networks in the 800-1000 MHz accounted for approximately 78% of revenues or $348.3 million, compared to approximately 74% or $215.0 million for the year ended January 2, 2000. Sales of RF power amplifiers and associated products for networks in the 1800-2000 MHz range accounted for approximately 21% of revenues or $96.1 million for the year ended December 31, 2000, compared to approximately 26% or $76.8 million for the year ended January 2, 2000. Sales of amplifiers for use in networks over 2000 MHz accounted for approximately 1% of sales or $3.0 million for the year ended December 31, 2000 and no revenue for the prior year.

     Total North American sales accounted for approximately 79% of revenues or $352.7 million for the year ended December 31, 2000, compared to approximately 67% of revenue or $195.3 million for the year ended January 2, 2000. Total international sales (excluding North American sales), accounted for approximately 21% of revenues or $94.7 million for the year ended December 31, 2000, compared with approximately 33% or $97.3 million for the year ended January 2, 2000. Total Asian sales accounted for approximately 10% of revenues or $44.6 million for the year ended December 31, 2000, compared to approximately 21% of revenues or $62.2 million for the year ended January 2, 2000.

     For fiscal 2000, total sales to Nortel accounted for approximately 47% of revenues and sales to (in alphabetical order), Cingular Wireless, Ericsson, and Verizon Wireless each accounted for 5% or more of revenues for the year. For fiscal 1999, total sales to Nortel accounted for approximately 41% of our revenues. In addition, sales to (in alphabetical order), Ericsson, LG, Lucent and Samsung, each accounted for 5% of more of revenues for fiscal 1999.

   Gross Profit

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

   Operating Expenses

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

     Research and development programs included PCS, cellular and third generation "3G" products. Research and development expenses increased by 56% to $41.1 million for the year ended December 31, 2000, from $26.3 million for the year ended January 2, 2000. Research and development expenses as a percentage of sales for the years ended December 31, 2000 and January 2, 2000 were 9.2% and 9.0%, respectively. The increase in actual research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development and existing product enhancement efforts.

     General and administrative expenses increased by 27% to $15.3 million for the year ended December 31, 2000, from $12.1 million for the year ended January 2, 2000. General and administrative expenses as a percentage of sales for the years ended December 31, 2000 and January 2, 2000 were 3.4% and 4.1%, respectively. The increase in general and administrative expenses in absolute dollars is primarily attributable to increased staffing costs associated with supporting our increased revenues and personnel.

   Other Income

     The Company earned other income, net, of $6.1 million in fiscal 2000 compared to $2.8 million for fiscal 1999. The increase in other income is primarily due to increased net interest income as a result of higher average cash balances during fiscal 2000 as compared to fiscal 1999, as well as the addition of net tenant rental income of approximately $0.5 million.

   Provision (Benefit) for Income Taxes

     Our effective tax rate was 35.5% and 35.8% for the years ended December 31, 2000 and January 2, 2000, respectively. The slight decrease in our effective tax rate was due to tax benefits from international sales and research and development tax credits.

Liquidity and Capital Resources

     We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of December 30, 2001, we had working capital of $186.3 million, including $123.2 million in cash and cash equivalents as compared with working capital of $196.7 million at December 31, 2000, which included $128.7 million in cash and cash equivalents.

     Our net accounts receivable decreased to $59.7 million at December 30, 2001 from $80.0 million at December 31, 2000, consistent with the significant decreases in our revenues during fiscal 2001 as compared to fiscal 2000. Net inventory decreased to $33.5 million at December 30, 2001, from $51.3 million at December 31, 2000 consistent with our decreased volume. Also consistent with our decreased volume, net accounts payable decreased to $22.7 million at December 31, 2001 from $50.8 million at December 31, 2000. Cash provided by operations was approximately $6.3 million in fiscal 2001, compared with cash provided by operations of $57.6 million in fiscal 2000 and cash provided by operations of $39.6 million in fiscal 1999. The decrease in cash flow from operating activities from 2000 to 2001 is primarily due to our net loss from operations.

     Total capital spending for fiscal 2001 was approximately $21.6 million. During 2001, we spent approximately $9.0 million on capital improvements for our Santa Ana facility. The majority of the remaining amount of capital spending during fiscal 2001 represents spending on electronic test equipment utilized in our manufacturing and research and development areas. Total capital spending for fiscal 2000 was approximately $84.1 million including $35.3 million for the original purchase of, and approximately $8.0 million in capital improvements for, our Santa Ana facility. The majority of the remaining amount of capital spending during fiscal 2000 represents spending on electronic test equipment utilized in our manufacturing and research and development areas.

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

     Net cash provided by financing activities was $9.2 million for fiscal 2001, compared with $71.5 million for fiscal 2000. For year ended December 30, 2001, net cash provided by financing activities primarily represents proceeds from our employee's stock option exercises as well as proceeds from the issuance of common stock under our Employee Stock Purchase Plan. On August 23, 2000 we sold 1.5 million shares of our Common Stock at a price per share of $41.1875 to Deutsche Banc Alex.Brown pursuant to a previously filed shelf registration. Total net proceeds after expenses were approximately $61.7 million.

     We currently have a $20 million revolving credit agreement with Comerica Bank-California. The credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (4.75% at December 30, 2001) or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility terminates on May 31, 2002. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At December 30, 2001 we were in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us at December 30, 2001.

     We had cash and cash equivalents of $123.2 million at December 30, 2001, compared with $128.7 million at December 31, 2000. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand, cash provided by operations, available borrowings under any credit facilities, financing through equipment lease transactions, and possible future public or private debt and/or equity offerings. We invest our excess cash in short-term, investment-grade money market instruments.

     We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next 12 months. For fiscal 2002, we currently anticipate capital spending on property and equipment to be in the range of approximately $10 million, and we plan to fund these expenditures from our existing cash balances. In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and expect to continue to do so selectively in the future. We may require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings as well as from other sources. No assurance can be given that additional financing will be available in the future or that if available, such financing will be obtainable on terms favorable to us or our shareholders when we may require it.

Disclosure About Foreign Currency Risk

     We have operations in France, South Korea and England that incur foreign currency expenses. These expenses expose us to foreign currency transactions and result in gains and losses from such transactions. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 41% of fiscal 2001 net sales, 21% of fiscal 2000 net sales, and 33% of our fiscal 1999 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real and Argentine Peso. Although we currently invoice all of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as current financial performance and overall economic conditions. We may decide in the future to offer certain foreign customers extended payment terms and/or sell certain products or services in the local currency of such customers. If we sell products or services in a foreign currency, our results of operations and gross margins may be affected by changes in currency exchange rates.

     Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and equity markets in the last few years. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers currently pay for our products with U.S. Dollars. The past strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Such a significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see "Additional Factors That May Affect Future Results--There are many risks associated with international operations...."

Disclosure About Terrorist Risk

     We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are not able to estimate or predict what long-term impact these events will have on us, our customers, our suppliers and market demand for our products. Since all of our manufacturing capability is located in the State of California, we may be exposed to risks which could include production delays or shutdowns due to terrorist attacks. Any reduction in demand or loss of customers could have a negative impact on our results of operations and future sales.

European Monetary Union

     Within Europe, the European Economic and Monetary Union (the "EMU") introduced a new currency, the euro, on January 1, 1999. The new currency is in response to the EMU's policy of economic convergence to harmonize trade policy, eliminate business costs associated with currency exchange and to promote the free flow of capital, goods and services.

     On January 1, 1999, the participating countries adopted the euro as their local currency, initially available for currency trading on currency exchanges and non-cash transactions such as banking. The existing local currencies, or legacy currencies, remained legal tender through December 31, 2001. Beginning on January 1, 2002, euro-denominated bills and coins are now issued for cash transactions. For a period of up to six months from this date, both legacy currencies and the euro will be legal tender. On or before July 1, 2002, the participating countries will withdraw all legacy currencies and exclusively use the euro.

     Currently most of our transactions are recorded in U.S. Dollars and we do not currently anticipate future sales transactions being recorded in the euro. Based on the lack of transactions recorded in the euro, we do not believe that the euro will have a material effect on our financial position, results of operations or cash flows. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our business, financial condition and results of operations.

     We have not experienced any significant operational disruptions to date due to the euro and do not currently expect the continued implementation of the euro to cause any significant operational disruptions.

New Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), in August and October 2001, respectively.

     SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 but expects that the provisions of SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company is currently evaluating the provisions of SFAS 144 but expects that the provisions of SFAS 144 will not have a material impact on its consolidated results of operations and financial position upon adoption.

Additional Factors That May Affect Our Future Results

     Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated in this document, which reflect our current expectations. These factors include the following:

          . the ability to add new customers to reduce our dependence on any one customer;
          .  the ability to maintain our existing customers;
          . industry specific factors, including a slowdown in the demand for wireless communications and RF power amplifiers;
          .  the impact of any reduction in demand for our products;
          .  the ability to manage expense levels given reductions in demand;
          . the ability to increase demand for our products from major wireless infrastructure original equipment manufacturers, or OEMs;
          . the ability to produce both new and existing products which meet the quality standards of both our existing and potential new customers;
          . the ability to ramp-up production of new products in both a timely and cost effective manner;
          . the ability to timely develop and produce commercially viable products at competitive prices;
          . the ability to maintain a stable and reliable source of electricity to support our operations at a reasonable cost;
          .  the ability to manage rapid change in demand for our products;
          .  the availability and cost of components;
          . the ability to finance our activities and maintain our financial liquidity;
          . the ability of our products to operate and be compatible with various OEMs' base station equipment;
          . worldwide and regional economic downturns and unfavorable political conditions;
          . the ability to manage future product repairs; and . the ability to accurately anticipate customer demand.

   We rely upon a few customers for a significant amount of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition.

     We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless OEMs, such as Ericsson, LG, Lucent, Motorola, Nokia, Nortel and Samsung, as well as major operators of wireless networks, such as ALLTEL Corporation, AT&T Wireless, Cingular Wireless and Verizon Wireless.

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

     For the year ended December 30, 2001, our largest customer, Nortel, accounted for approximately 44% of our net sales or $130.7 million. During fiscal 2001, a number of major OEMs have made multiple announcements lowering their expectations for wireless infrastructure demand for 2002. The resulting significant reductions in demand by our OEM customers has and will continue to have an adverse effect on our business, results of operations and financial condition. For the fourth quarter of 2001, our next two largest customers (in alphabetical order) Cingular Wireless and Ericsson, each accounted for 10% or more of our net sales.

     There are several examples of the risks related to our customer concentration. One example is the reduction of $80 million in our sales to Nortel for fiscal 2001 compared to 2000. A second example was in 1998 when we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis during 1998. For fiscal 1998, our South Korean customers accounted for $30.2 million, or approximately 30% of total net sales. This was a significant drop from 1997, when our South Korean customers accounted for $99.3 million or approximately 83% of our total net sales. During fiscal 2000, our South Korean customers accounted for approximately 8% of total sales or $34.1 million, and in fiscal 1999, they accounted for approximately 21% of our total net sales or $62.2 million. For fiscal 2001, our South Korean customers accounted for approximately 13% of our net sales or $39.5 million.

     We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs' view of utilizing third party suppliers of RF power amplifiers. During the third quarter of 2001, Lucent announced that it had split off its internal power amplifier group to a new private entity called Celiant Corporation. During fiscal 2000, Ericsson purchased Microwave Power Devices, Inc., one of our competitors. Any shift in demand by an OEM away from utilizing third party suppliers of RF amplifiers could have a negative impact on our business, results of operations and financial condition. Additionally, OEM purchasers are impacted by their current view of wireless infrastructure deployments and orders for our products could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

        .   economic or political problems in the wireless operator's operating region;
        .   delays in government approvals required for system deployment;
        .   higher than anticipated network infrastructure costs;
        .   technical delays in the development of new wireless protocols, such as 3G; and
        .   reduced subscriber demand for wireless services.

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

   We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, including:

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

     Our sales to customers are usually made under purchase orders with short delivery requirements. While we receive periodic order forecasts from our major customers, such customers generally have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have in the past adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future. In spite of these limitations, we maintain significant work-in-progress and raw materials inventory as well as increased levels of technical production staff to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we will have higher levels of inventory that face a greater risk of obsolescence and excess production staff. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may lack the inventory or manufacturing capacity to fill their orders. Either situation could have a material adverse effect upon our business, financial condition and results of operations and future business with such customers.

     Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of public market analysts and investors. In either case, the price of our Common Stock could be materially adversely affected. See "Our stock price has been and may continue to be volatile and you may not be able to resell shares of our stock at or above the price you paid for such shares."

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

   Our success is tied to the growth of the wireless services market, and if there is a slower than expected increase in the size of this market, sales of our products would be materially adversely affected.

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

   We depend on single sources for key components, and a failure by any of these sources to provide components of sufficient quality and quantity, on a timely basis, would cause us to delay product shipments, which could result in delayed or lost revenues or customer dissatisfaction.

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

   The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, frequent new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. If we are unable to compete effectively, our business would be harmed.

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

     Our current competitors include Allen Telecom, Inc., Andrew Corporation, Celiant Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and Spectrian Corporation, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. We may not be able to successfully increase our market penetration or our overall share of the RF power amplifier market. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the RF power amplifier market.

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

   Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products.

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

     We also continue efforts to improve our existing cellular, PCS and 3G lines of RF power amplifier products. Any delays in the shipment of these products may cause customer dissatisfaction and delay or loss of product revenues. In addition, it is possible that a significant number of development projects will not result in manufacturable new products or product improvements.

     If we fail to develop new products or improve existing products in a timely manner, there will be a material adverse effect on our business, financial condition and results of operations.

   We may fail to develop products that are sufficiently manufacturable or of adequate quality and reliability, which would adversely impact our ability to sell our products.

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

     We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our overall relationship with our customers is good and that they consider our products to be of good quality. We also believe that our customers will demand increasingly stringent product performance and reliability. We cannot provide any assurance that our product designs will remain successful or that they will keep pace with technological developments, evolving industry standards and new communications protocols. We may fail to adequately improve product quality and meet the quality standards of our customers, which could cause us to lose such customers. Design problems could damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality RF power amplifiers and have stringent quality control standards. See "Many wireless infrastructure manufactures have internal RF power amplifier production capabilities and if these manufacturers begin offering their own RF power amplifiers, demand for our products would be reduced, and our business, financial condition and results of operations would be materially adversely affected."

   If we are unable to hire and retain highly qualified technical and managerial personnel, we may not be able to sustain or grow our business.

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

     We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. We do not have non-compete agreements with our employees who are employed on an at-will-basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to protect it, we will continue to pursue all legal measures available to protect it and to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

     There are many risks associated with international operations, including the following:

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

     For fiscal years 2001, 2000, and 1999, international revenues (excluding North American sales) accounted for approximately 41%, 21%, and 33%, respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

     We have traditionally invoiced all of our international sales in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we may be paid in foreign currencies and, therefore, would become exposed to possible losses in foreign currency transactions. In addition, in December 2001, we acquired Toracomm Limited, a company located in Bristol, United Kingdom. Due to this acquisition, we will incur foreign currency expenses that will expose us to foreign currency transactions and resulting gains and losses from such transactions which will be included in our operating results.

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

   Our facilities are located in the State of California which is experiencing an electricity shortage and we are not able to guarantee that we or any of our suppliers located in California will not experience any significant interruptions in electrical service to our or their facilities in the future.

     The two largest investor owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have been experiencing electricity generation shortages due to the collapse of California's deregulation strategy. Pacific Gas & Electric has declared voluntary bankruptcy in order to restructure its outstanding obligations, and Southern California Edison continues to operate with the potential risk of a future bankruptcy filing. The inability of these companies to continue purchasing electricity has resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas and Electric. As of February 1, 2002, we have not experienced any significant interruptions in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages we or our customers may suffer as a result of interruptions of power supply. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to re-calibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past year. As a result, we have incurred significant increases in our electricity costs which are negatively impacting our results of operations. If wholesale prices continue to increase and these increases are passed on to end users, the operating expenses associated with our facilities will increase, which could further harm our results of operations.

   The sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months, which could cause delays in forecasted sales and cause us to incur substantial expense before we earn associated revenues.

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

   Many wireless infrastructure manufacturers have internal RF power amplifier production capabilities and if these manufacturers begin offering their own RF power amplifiers, demand for our products would be reduced and our business, financial condition and results of operations would be materially adversely affected.

     Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers regularly produce RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. In 2000, Ericsson, one of our OEM customers, purchased Microwave Power Devices, Inc., one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely or expand their reliance on us as an external source of supply for their RF power amplifiers.

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

   Protection of our intellectual property is limited and we are at risk of third-party claims of infringement that could harm our competitive position.

     We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 15 U.S. patents, and we currently have 23 separate U.S. patent applications filed. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

     We do not have non-compete agreements with our employees who are employed on an "at-will" basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors in the past. While we believe that we have adequately protected our proprietary technology, and we believe that we have taken all legal measures to protect it, we may not be successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor. Any such unauthorized use of our proprietary technology could have a material adverse effect on our business, financial condition and results of operations.

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

     As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such claims, whether or not valid, could result in substantial costs and diversion of our resources. See "We are at risk of litigation which could result in substantial costs to us and adversely impact our operations."

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

   Actual or alleged defects in our products may create liability to those claiming injury.

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

   The communications industry is heavily regulated and we must obtain regulatory approvals to manufacture and sell our products and our customers must obtain approvals to operate our products. Any failure or delay by us or any of our customers to obtain such approvals, would adversely impact our ability to sell our products.

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

   Our stock price has been and may continue to be volatile and you may not be able to resell shares of our stock at or above the price you paid for such shares.

     The price of shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of shares of our Common Stock. Our stock price may be affected by the factors discussed above as well as:

       .     fluctuations in our results of operations or the operations of our competitors or customers;
       .     failure of such results of operations to meet the expectations of stock market analysts and investors;
       .     reductions in demand or expectations of future demand by our customers;
       .     delays or postponement of wireless infrastructure deployments, including new 3G deployments;
       .     changes in the political or economic outlook of the markets into which we sell our products;
       .     changes in stock market analyst recommendations regarding us, our competitors or our customers;
       .     the timing and announcements of technological innovations or new products by us or our competitors; o changes in the wireless communications industry; and
       .     general market conditions.

   We are at risk of litigation which could result in substantial costs to us and adversely impact our operations.

     We are not currently party to any legal proceedings or threatened proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. Any potential litigation, regardless of its merits, could result in substantial costs to us and divert our attention from our operations. Such diversion could have an adverse impact on our business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents and long-term debt. At December 30, 2001, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

     Currently, we do not enter into derivative financial instruments and we do not currently have any significant direct foreign currency exposure. Aside from operating costs of our foreign operations in South Korea, France and England, we do not transact business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at December 30, 2001.

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

     We currently do not have any material debt outstanding, so we do not have significant interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates have fallen significantly during 2001. Given the short-term maturity structure of our investment portfolio, and the high-grade investment quality of our portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. During fiscal 2001, we have seen significant interest rate reductions as the U.S. Federal Reserve has aggressively lowered short-term interest rates. This has contributed to a significant reduction in interest income from our cash investments. We currently anticipate that our interest income will continue to decline as a result of this lower interest rate environment.

     Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our "Disclosure About Foreign Currency Risk" in this Form 10-K for a more detailed description of the various risks involved in our international sales.

     We require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. We therefore are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements. If we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In addition, certain transistors and semi-conductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product which utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. In addition, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers' demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could adversely affect our business, results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements/Schedule:

Consolidated Financial Statements                                                         Page
---------------------------------                                                         ----
Independent Auditors' Report ...........................................................   35
Consolidated Balance Sheets--December 30, 2001 and December 31, 2000 ...................   36
Consolidated Statements of Operations--Three years ended December 30, 2001 .............   37
Consolidated Statements of Comprehensive Operations--Three years ended December 30, 2001   38
Consolidated Statements of Shareholders' Equity--Three years ended December 30, 2001 ...   39
Consolidated Statements of Cash Flows--Three years ended December 30, 2001 .............   40
Notes to Consolidated Financial Statements .............................................   42

Financial Statement Schedule
Schedule II--Valuation and Qualifying Accounts--Three years ended December 30, 2001 ....   63



ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the Company) as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, comprehensive operations, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP




Costa Mesa, California
January 17, 2002

                          POWERWAVE TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                  December 30,   December 31,
                                                                                      2001           2000
                                                                                  ------------   ------------
                                      ASSETS

Current Assets:
     Cash and cash equivalents ..................................................   $ 123,171    $ 128,733
     Accounts receivable, net of allowance for doubtful accounts of $3,143 and
       $3,021 at December 30, 2001 and December 31, 2000, respectively ..........      59,732       80,006
     Inventories ................................................................      33,525       51,275
     Prepaid expenses and other current assets ..................................       5,595        5,413
     Deferred tax assets ........................................................      10,707        8,553
                                                                                    ---------    ---------
          Total current assets ..................................................     232,730      273,980

Property, plant and equipment ...................................................     144,540      128,638
Less accumulated depreciation and amortization ..................................     (42,748)     (26,980)
                                                                                    ---------    ---------
     Net property, plant and equipment ..........................................     101,792      101,658
                                                                                    ---------    ---------
Intangible assets, net ..........................................................       5,961       10,777
Deferred tax assets .............................................................      21,194        5,436
Other non-current assets ........................................................       1,340        1,946
                                                                                    ---------    ---------
TOTAL ASSETS ....................................................................   $ 363,017    $ 393,797
                                                                                    =========    =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable ...........................................................   $  22,692    $  50,829
     Accrued expenses and other current liabilities .............................      20,928       24,023
     Current portion of long-term debt ..........................................         659           96
     Income taxes payable .......................................................       2,196        2,299
                                                                                    ---------    ---------
          Total current liabilities .............................................      46,475       77,247

Long-term debt, net of current portion ..........................................         239           42
Other non-current liabilities ...................................................          68          236
                                                                                    ---------    ---------
          Total liabilities .....................................................      46,782       77,525
                                                                                    ---------    ---------

Commitments and Contingencies (Note 11) .........................................          --           --

Shareholders' Equity:
     Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
        issued and outstanding ..................................................          --           --
     Common Stock, $.0001 par value, 135,000 shares authorized, 65,081 and
     63,509 shares issued and outstanding at December 30, 2001 and December 31,
     2000, respectively .........................................................     242,100      221,349
     Accumulated other comprehensive income .....................................          --          276
     Retained earnings ..........................................................      74,135       94,647
                                                                                    ---------    ---------
          Total shareholders' equity ............................................     316,235      316,272
                                                                                    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................   $ 363,017    $ 393,797
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

                          POWERWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                Years Ended
                                                                  -----------------------------------------
                                                                  December 30,  December 31,     January 2,
                                                                     2001          2000            2000
                                                                  ------------  ------------    -----------
Net sales ...................................................     $ 300,293      $ 447,422      $ 292,547
Cost of sales ...............................................       270,507        305,095        210,305
                                                                  ---------      ---------      ---------
Gross profit ................................................        29,786        142,327         82,242
Operating expenses:
     Sales and marketing ....................................        13,733         21,217         15,179
     Research and development ...............................        34,750         41,054         26,250
     General and administrative .............................        18,918         15,339         12,088
                                                                  ---------      ---------      ---------
          Total operating expenses ..........................        67,401         77,610         53,517
                                                                  ---------      ---------      ---------
Operating income (loss) .....................................       (37,615)        64,717         28,725
Other income, net ...........................................         5,565          6,063          2,846
                                                                  ---------      ---------      ---------
Income (loss) before income taxes ...........................       (32,050)        70,780         31,571
Provision (benefit) for income taxes ........................       (11,538)        25,127         11,306
                                                                  ---------      ---------      ---------
Net income (loss) ...........................................     $ (20,512)     $  45,653      $  20,265
                                                                  =========      =========      =========

Basic earnings (loss) per share .............................     $    (.33)     $    0.75      $    0.34
                                                                  =========      =========      =========
Diluted earnings (loss) per share ...........................     $    (.33)     $    0.71      $    0.33
                                                                  =========      =========      =========
Basic weighted average common shares ........................        64,197         61,953         58,480
                                                                  =========      =========      =========
Diluted weighted average common shares ......................        64,197         65,313         60,671
                                                                  =========      =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
                                 (in thousands)

                                                                                          Years Ended
                                                                           -----------------------------------------
                                                                           December 30,   December 31,    January 2,
                                                                              2001           2000           2000
                                                                           ------------  -------------    ----------
Net income (loss) .....................................................    $(20,512)         $ 45,653     $ 20,265

Other comprehensive income (loss), net of tax:

   Unrealized gain on available-for-sale securities ...................          --               276           --
   Reclassification of unrealized gains for amounts included in
     net income .......................................................        (276)               --           --
                                                                           --------          --------     --------
Other comprehensive income (loss) .....................................        (276)              276           --
                                                                           --------          --------     --------
Comprehensive income (loss) ...........................................    $(20,788)         $ 45,929     $ 20,265
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

                          POWERWAVE TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (in thousands)

                                                                                              Accumulated
                                                                            Treasury              Other                   Total
                                                  Common Stock                Stock           Comprehensive  Retained  Shareholders'
                                               Shares      Amount       Shares       Amount       Income     Earnings     Equity
                                               ------      ------       ------       ------       ------     --------     ------
Balance at January 3, 1999 ...............     51,750   $  65,027       17,310    $ (22,686)   $      --    $  28,729    $  71,070
Issuance of Common Stock related to
the exercise of stock options ............      1,665       1,685         (576)       3,495           --           --        5,180
Tax benefit related to stock option
exercises ................................         --      14,258           --           --           --           --       14,258
Compensation expense related to stock
option grants ............................         --          52           --           --           --           --           52
Issuance of Common Stock related to the
Employee Stock Purchase Plan .............        174         369          (96)         551           --           --          920
Tax benefit related to the sale of
shares purchased under the Employee
Stock Purchase Plan ......................         --         229           --           --           --           --          229
Issuance of Common Stock related to
the third offering, net ..................      6,900      51,396       (1,446)       6,409           --           --       57,805
Retirement of treasury shares ............         --     (12,231)     (15,192)      12,231           --           --           --
Net income ...............................         --          --           --           --           --       20,265       20,265
                                            ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance at January 2, 2000 ...............     60,489   $ 120,785           --    $      --    $      --    $  48,994    $ 169,779
Issuance of Common Stock related to
the exercise of stock options ............      1,417       8,403           --           --           --           --        8,403
Tax benefit related to stock option
exercises ................................         --      28,454           --           --           --           --       28,454
Compensation expense related to stock
option grants ............................         --          78           --           --           --           --           78
Issuance of Common Stock related to
the Employee Stock Purchase Plan .........        103       1,647           --           --           --           --        1,647
Tax benefit related to the sale of
shares purchased under the Employee
Stock Purchase Plan ......................         --         297           --           --           --           --          297
Issuance of Common Stock, net ............      1,500      61,685           --           --           --           --       61,685
Net income ...............................         --          --           --           --           --       45,653       45,653
Unrealized gain on available-for-sale
securities ...............................         --          --           --           --          276           --          276
                                            ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 31, 2000 .............     63,509   $ 221,349           --    $      --    $     276    $  94,647    $ 316,272
Issuance of Common Stock related to
the exercise of stock options ............      1,177       6,605           --           --           --           --        6,605
Tax benefit related to stock option
exercises ................................         --       6,536           --           --           --           --        6,536
Compensation expense related to stock
option grants ............................         --          59           --           --           --           --           59
Issuance of Common Stock related to
the Employee Stock Purchase Plan .........        145       2,857           --           --           --           --        2,857
Tax benefit related to the sale of
shares purchased under the Employee
Stock Purchase Plan ......................         --         146           --           --           --           --          146
Issuance of Common Stock, net ............        250       4,548           --           --           --           --        4,548
Net loss .................................         --          --           --           --           --      (20,512)     (20,512)
Reclassification of unrealized gains
for amounts included in net income .......         --          --           --           --         (276)          --         (276)
                                            ---------   ---------    ---------    ---------    ---------    ---------    ---------
Balance at December 30, 2001 .............     65,081   $ 242,100           --    $      --    $      --    $  74,135    $ 316,235
                                            =========   =========    =========    =========    =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                 Years Ended
                                                                                  -------------------------------------------
                                                                                  December 30,    December 31,    January 2,
                                                                                      2001            2000           2000
                                                                                  ------------    -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .......................................................     $ (20,512)      $  45,653       $  20,265
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization .......................................        25,922          19,009          10,331
        Impairment charges ..................................................         6,547              --              --
        Provision for excess and obsolete inventories .......................         8,828           4,211           2,432
        Provision for doubtful accounts .....................................           384             256           1,756
        Deferred income taxes ...............................................       (11,240)         (3,786)         (2,838)
        Compensation costs related to stock options .........................            59              78              52
        Loss on disposal of property, plant and equipment ...................           267              99             422
        Gain on sale of available-for-sale securities .......................          (568)             --              --
    Changes in operating assets and liabilities:
        Accounts receivable .................................................        20,030         (32,786)        (18,020)
        Inventories .........................................................         8,922         (23,791)         (5,545)
        Prepaid expenses and other current assets ...........................          (587)         (2,468)           (816)
        Accounts payable ....................................................       (28,525)         20,701          11,461
        Accrued expenses and other liabilities ..............................        (3,183)          4,624           5,481
        Income taxes payable ................................................            90          28,043          13,779
        Other non-current assets ............................................             6          (1,916)            677
        Other non-current liabilities .......................................          (168)           (364)            134
                                                                                  ---------       ---------       ---------
            Net cash provided by operating activities .......................         6,272          57,563          39,571

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ...............................       (21,608)        (84,060)        (20,632)
    Proceeds from sale of property, plant and equipment .....................             4              --           1,544
    Proceeds from sale of available-for-sale securities .....................           568              --              --
    Payment received on notes receivable ....................................            26           7,019             500
    Cash paid for acquisition, net of cash acquired .........................           (68)             --              --
    Redemption of long-term investments .....................................            --              --           2,500
                                                                                  ---------       ---------       ---------
            Net cash used in investing activities ...........................       (21,078)        (77,041)        (16,088)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt ....................................          (218)           (195)        (24,024)
    Proceeds from issuance of Common Stock ..................................            --          61,685          57,805
    Proceeds from sale of stock under employee stock purchase plans .........         2,857           1,647             920
    Proceeds from exercise of stock options .................................         6,605           8,403           5,180
                                                                                  ---------       ---------       ---------
            Net cash provided by financing activities .......................         9,244          71,540          39,881
                                                                                  ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................        (5,562)         52,062          63,364
CASH AND CASH EQUIVALENTS, beginning of year ................................       128,733          76,671          13,307
                                                                                  ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of year ......................................     $ 123,171       $ 128,733       $  76,671
                                                                                  =========       =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                                 (in thousands)

                                                                                                 Years Ended
                                                                                  ------------------------------------------
                                                                                  December 30,   December 31,   January 2,
                                                                                      2001           2000          2000
                                                                                  ------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for:
        Interest ................................................................ $        82   $        47    $       999
                                                                                  ===========   ===========    ===========
        Income taxes ............................................................ $       400   $       869    $       367
                                                                                  ===========   ===========    ===========


NON CASH ITEMS:
    Acquisition of property and equipment through capital lease ................. $       128   $       208    $        --
                                                                                  ===========   ===========    ===========
    Tax benefit related to stock option exercises ............................... $     6,536   $    28,454    $    14,258
                                                                                  ===========   ===========    ===========
    Tax benefit related to sale of shares purchased under the Employee Stock
    Purchase Plan ............................................................... $       146   $       297    $       229
                                                                                  ===========   ===========    ===========

    Notes received in conjunction with sale of property, plant and equipment .... $        --   $        --    $     7,545
                                                                                  ===========   ===========    ===========

    Unrealized gain on available-for-sale securities, net of tax, of  $192 ...... $        --   $       276    $        --
                                                                                  ===========   ===========    ===========

    Reclassification of unrealized gains for amounts included in net
    income, net of tax of  $192 ................................................. $       276            --             --
                                                                                  ===========   ===========    ===========
    Business acquisitions (Note 13) ............................................. $     5,256   $        --    $        --
                                                                                  ===========   ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (in thousands, except share and per share amounts)


Note 1.  Nature of Operations

     Powerwave Technologies, Inc. ("Powerwave" or the "Company") is a Delaware corporation engaged in the design, manufacture and marketing of radio frequency ("RF") power amplifiers and related equipment for use in the wireless communications market. The Company manufactures both single and multi-carrier RF power amplifiers for a variety of frequency ranges and a wide range of digital and analog transmission protocols. The Company's products are currently being utilized in cellular, PCS and 3G base stations throughout the world.

Note 2.  Summary of Significant Accounting Policies

   Basis of Presentation

     The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Powerwave Technologies, Inc. and its wholly- owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

   Fiscal Year

     The Company operates on a 52-53 week fiscal year that ends on the Sunday closest to December 31. Fiscal year 1999 ended on January 2, 2000, fiscal year 2000 ended on December 31, 2000 and fiscal year 2001 ended on December 30, 2001. Fiscal year 2002 will end on December 29, 2002.

   Foreign Currency Translation

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, the United States Dollar is considered to be the functional currency for the Company's foreign subsidiaries and translation adjustments are included in other income, net, in the Company's consolidated statements of operations. Translation adjustments have not had a significant impact on the Company's financial results.

   Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company also offers certain of its customers a right to return products that do not function properly within a limited time after delivery. The Company continuously monitors and tracks such returns and records a provision, as a charge to revenues, to reflect the Company's estimate of such returns, based on historical experience and any notification received by the Company of such a return. Such returns have historically been within management's expectations.

   Cash and Cash Equivalents

     Cash and cash equivalents generally consist of cash, time deposits, commercial paper, money market funds and other money market instruments. The Company invests its excess cash in only investment grade money market instruments from companies in a variety of industries and, therefore, believes that it bears minimal principal risk. Securities with maturity dates all have original maturity dates of three months or less. Such investments are stated at cost, which approximates fair value.

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

   Accounts Receivable

     The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company continuously monitors collections and payments from its customers and regularly adjusts credit limits of customers based upon payment history and a customer's current credit worthiness, as judged by the Company. The Company maintains a provision for estimated credit losses and such losses have been within management's expectations.

   Inventories

     Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on current production requirements and forecasted product demand.

   Property, Plant and Equipment

     Property, plant and equipment are stated at cost. The Company depreciates or amortizes these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

               Machinery and equipment .................................          2 to 5 years
               Office furniture and equipment ..........................          3 to 5 years
               Leasehold improvements ..................................          Life of lease
               Property under capital leases ...........................          3 to 5 years
               Buildings ...............................................            30 years
               Building improvements ...................................   Remaining life of building

   Goodwill and Other Intangible Assets

     Goodwill acquired in business combinations initiated before July 1, 2001 and other intangible assets are amortized under the straight-line method over the estimated useful lives:

               Developed technology ....................................           3-5 years
               Goodwill ................................................            10 years
               Customer list ...........................................            3 years
               Non-compete agreement ...................................            4 years
               Workforce ...............................................           10 years
               Developed technology ....................................           3-5 years

     Goodwill acquired in business combinations initiated after June 30, 2001 is not amortized in accordance with the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     The Company periodically reviews the recoverability of the carrying value of goodwill, intangibles and other long-lived assets using the methodology prescribed in SFAS No. 121. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management's best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cashflows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


   Warranties

     The Company offers warranties of various lengths depending on the product and negotiated terms of purchase agreements with its customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty related costs based on it's actual historical experience is recorded at the time of sale. Such costs have been within management's expectations.

   Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all or any deferred tax assets will not be realized.

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

   Earnings (Loss) Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Potential common shares of 1,688,536 have been excluded from diluted weighted average common shares for fiscal year 2001, as the effect would be anti-dilutive.

   Comprehensive Income

     For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, the Company had other comprehensive income (loss) of $(276), $276 and $0, respectively, all of which reflect the change in unrealized gains on available-for-sale securities, net of tax. Accumulated other comprehensive income presented in the accompanying consolidated balance sheets consists solely of the accumulated net unrealized gain on available-for-sale securities.

   Use of Estimates

     The preparation of the consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting years. Actual results could differ from those estimates.

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


   New Accounting Pronouncements

     In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), in August and October 2001, respectively.

     SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 superseded APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises and is effective for all business combinations initiated after June 30, 2001.

     SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 142 but expects that the provisions of SFAS 142 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company is currently evaluating the provisions of SFAS 143 but expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption.

     SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company is currently evaluating the provisions of SFAS 144 but expects that the provisions of SFAS 144 will not have a material impact on its consolidated results of operations and financial position upon adoption.

   Reclassifications

     Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

Note 3.  Inventories

     Inventories, net, consist of the following:

                                                                        December 30, December 31,
                                                                            2001         2000
                                                                        -----------  ------------
          Parts and components ........................................   $ 14,436     $ 29,023
          Work-in-process .............................................      9,612       12,824
          Finished goods ..............................................      9,477        9,428
                                                                          --------     --------
          Total .......................................................   $ 33,525     $ 51,275
                                                                          ========     ========

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


     Inventories are net of an allowance for excess and obsolete inventory of $11,114 and $9,449 as of December 30, 2001 and December 31, 2000, respectively.

Note 4.  Property, Plant and Equipment

     Net property, plant and equipment consist of the following:

                                                                                    December 30,  December 31,
                                                                                       2001          2000
                                                                                   ------------- -------------
          Machinery and equipment ................................................   $  78,031     $  70,766
          Buildings and improvements .............................................      37,912        20,516
          Land ...................................................................      14,838        14,838
          Office furniture and equipment .........................................      12,786         8,480
          Leasehold improvements .................................................         919         6,027
          Construction in progress ...............................................          54         8,011
                                                                                     ---------     ---------
                                                                                       144,540       128,638
          Less accumulated depreciation and amortization .........................     (42,748)      (26,980)
                                                                                     ---------     ---------
          Net property, plant and equipment ......................................   $ 101,792     $ 101,658
                                                                                     =========     =========

     In May 2000, the Company purchased a 360,000 square foot headquarters and manufacturing facility located in Santa Ana, California, on approximately 22 acres of land for $35.3 million. Based on an independent appraisal, approximately $20.5 million of the purchase price was allocated to the building, with the remaining $14.8 million allocated to the land.

     Included in property and equipment are assets under capital lease of $363 and $219 at December 30, 2001 and December 31, 2000, respectively. Accumulated amortization of assets under capital lease was $36 and $23 at December 30, 2001 and December 31, 2000, respectively.

Note 5. Intangible Assets

     Intangible assets consist of the following:

                                                                                    December 30,  December 31,
                                                                                        2001         2000
                                                                                    ------------  ------------
          Developed technology ..................................................    $   8,490     $  11,500
          Goodwill ..............................................................        6,218         4,553
          Customer list .........................................................        2,000         2,000
          Non-compete agreement .................................................          500           500
          Workforce .............................................................          178           200
                                                                                     ---------     ---------
                                                                                        17,386        18,753
          Less accumulated amortization .........................................      (11,425)       (7,976)
                                                                                     ---------     ---------
          Net Intangible assets .................................................    $   5,961     $  10,777
                                                                                     =========     =========

     As a result of continuing poor economic conditions and reductions in the forecasted future demand for products acquired through the Company's 1998 acquisition of the RF amplifier group of Hewlett Packard Company, Powerwave recorded a non-cash charge of $6,547 during fiscal year 2001 for the impairment of intangible assets associated with such acquisition. This charge included approximately $3,580 recorded in cost of sales related to the writedown of developed technology and approximately $2,945 recorded in general and administrative expenses related to the writedown of goodwill. Powerwave did not record any similar impairment charges in fiscal years 2000 or 1999.

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 6.  Financing Arrangements

     On May 31, 2001, the Company renewed its unsecured revolving credit agreement with Comerica Bank-California ("Comerica"). The credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). The Company is required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (4.75% at December 30, 2001) or Comerica's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon the Company's debt leverage ratio. The revolving credit facility terminates on May 31, 2002. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. In December 2001, the Company and Comerica amended the covenant terms in the credit agreement to allow for the losses reported during fiscal 2001. At December 30, 2001 the Company was in compliance with all covenants contained in the amended revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to the Company at December 30, 2001.

     The debt repayment schedules for commitments under Capital Leases at December 30, 2001 are as follows:

                                                               Capital
                                                               Leases
                                                              ---------
         Fiscal Year:
             2002 ..........................................    $ 129
             2003 ..........................................       60
             2004 ..........................................       42
             2005 ..........................................        3
                                                                -----
         Total .............................................      234
         Less amounts representing interest ................      (32)
                                                                -----
         Present value of future minimum payments ..........      202
         Less current portion ..............................     (108)
                                                                -----
         Long term portion .................................    $  94
                                                                =====


Note 7.  Income Taxes

     The provision (benefit) for income taxes for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 consists of the following:

                                                                                   2001        2000        1999
                                                                                 ---------   --------   ----------
     Current:
          Federal ............................................................   $   (483)   $ 24,807   $  11,742
          State ..............................................................        174       4,106       2,402
          Foreign ............................................................         11          --          --
                                                                                ---------    --------   ---------
          Total current provision (benefit) ..................................       (298)     28,913      14,144
                                                                                ---------    --------   ---------
     Deferred:
          Federal ............................................................    (10,353)     (3,850)     (1,928)
          State ..............................................................       (887)         64        (910)
                                                                                ---------    --------   ---------
          Total deferred benefit .............................................    (11,240)     (3,786)     (2,838)
                                                                                ---------     -------   ---------
     Provision (benefit) for income taxes ....................................   $(11,538)   $ 25,127   $  11,306
                                                                                =========    ========   =========


        The provision (benefit) for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 as follows:

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

                                                                                   2001        2000       1999
                                                                                 --------    --------   --------
     Taxes at federal statutory rate ..........................................  $(11,217)   $ 24,773   $ 11,050
     State taxes, net .........................................................      (463)      2,712        971
     Other ....................................................................       142      (2,358)      (715)
                                                                                 --------    --------   --------
     Provision (benefit) for income taxes .....................................  $(11,538)   $ 25,127   $ 11,306
                                                                                 ========    ========   ========

     Deferred income taxes reflect the net tax effects of tax carryforwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company's deferred tax assets and liabilities were comprised of the following major components:

                                                                                 December 30,  December 31,
                                                                                     2001         2000
                                                                                   --------   ----------
     Depreciable property and equipment .........................................  $(3,167)     $(2,234)
     Accruals and provisions ....................................................    6,895        4,593
     Costs capitalized into inventories .........................................    5,510        3,939
     State taxes ................................................................   (1,450)        (836)
     Amortizable intangible assets ..............................................    9,461        6,233
     Tax credit carryforwards ...................................................    8,214        7,332
     Net operating loss carryforwards ...........................................   14,376        1,087
     Other ......................................................................      116          (70)
     Valuation allowance ........................................................   (8,054)      (6,055)
                                                                                   --------   ----------
     Net deferred tax assets ....................................................  $31,901      $13,989
                                                                                   ========   ==========

     As of December 30, 2001, Powerwave had combined federal and state operating loss carryforwards of approximately $36.2 million and $33.2 million, respectively, that expire from 2016 to 2021. The Company also had federal and California tax credit carryforwards of $1.7 million and $6.5 million, respectively. The federal tax credits will begin to expire in 2019 and the California tax credits will begin to expire in 2006.

     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Powerwave has recorded a valuation allowance of $8,054 at December 30, 2001 against tax credit carryforwards that are not expected to be realized prior to their expiration. Based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences, management believes that it is more likely than not that the remaining net deferred tax assets at December 30, 2001 will be realized by the Company.

Note 8.  401(k)  and Profit-Sharing Plans

     The Company sponsors a 401(k) and profit-sharing plan covering all eligible employees and provides for a Company match in cash on a portion of participant contributions. The Company's 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. During fiscal 1999 and the first half of fiscal 2000, the Company matched 10% of the first 20% of eligible compensation contributed by an employee. Starting in the second half of fiscal 2000, the Company matched 100% of the first 2% of eligible compensation contributed by an employee. During fiscal 2001, the Company matched 100% of the first 3% of eligible compensation contributed and 50% of the next 2% of eligible compensation contributed. The Company's matching contributions are invested in the same percentage among the various funds offered as selected by the employee. Employer matching contributions for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 were $1,143, $381, and $243, respectively. There were no profit sharing contributions authorized for the years ended December 30, 2001, December 31, 2000 and January 2, 2000.

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


Note 9.  Shareholders' Equity

      In March 1999, the Company completed the sale of six million shares of its Common Stock in a public offering at an offering price of $8.92 per share. The Company's underwriters also exercised their right to purchase an additional 900,000 shares at the $8.92 offering price. Of these shares, 1,446,459 were reissued from treasury shares repurchased as part of a stock purchase program. The remaining 5,453,541 shares were newly issued shares. Total net proceeds after underwriting discount and offering expenses were approximately $57.8 million.

     In August 2000, the Company sold a total of 1,500,000 shares of its Common Stock at a price per share of $41.19 pursuant to a previously filed shelf registration. Total net proceeds after offering expenses were approximately $61.7 million.

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

     In December 2001, the Company issued a total of 250,000 shares of its Common Stock valued at $4.5 million in connection with the acquisition of Toracomm Limited.

Note 10.  Stock Incentive Plans

       1995 Stock Option Plan--The Company's 1995 Stock Option Plan (the "1995 Plan"), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company's Board of Directors. The 1995 Plan provides for the grant of nonstatutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company's Board of Directors. In addition, for any individual possessing 10% or more of the voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company's Board of Directors. Options generally vest at the rate of 25% on the first anniversary of the grant date and 2% per month thereafter. All options expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company's Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder's Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company's Common Stock. As of December 30, 2001, a total of 5,432,640 options have been exercised under the 1995 Plan, of which a total of 2,147,640 shares of Common Stock have been funded from those shareholders party to the amended Stockholder's Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At December 30, 2001 there were 383,112 options outstanding under the 1995 Plan at a weighted average exercise price of $3.98 per share. There are 93 shares available for grant under the 1995 Plan at December 30, 2001 and there is a total of 383,205 shares of Common Stock held in escrow by the Company on behalf of those shareholders party to the Stockholder's Agreement to fund all future exercises under the 1995 Plan.

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)


       1996 Stock Incentive Plan--The Company's 1996 Stock Incentive Plan (the "1996 Plan"), as amended, provides for the granting of "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonstatutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company's Common Stock are reserved for issuance under the 1996 Plan. As of December 30, 2001, all of the options granted under the 1996 Plan have been nonstatutory options. The 1996 Plan provides that for nonstatutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. The purpose of the 1996 Plan is to provide participants with incentives that will encourage them to acquire a proprietary interest in, and continue to provide services to, the Company. Authority to control and manage the 1996 Plan is vested with the Company's Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than ten years after the grant date. As of December 30, 2001, a total of 3,405,644 options have been exercised under the 1996 Plan and there were 5,308,270 options outstanding under the 1996 Plan at a weighted average exercise price of $17.17 per share. There are 286,086 shares available for grant under the 1996 Plan at December 30, 2001.

       1996 Director Stock Option Plan--The Company's 1996 Director Stock Option Plan (the "Director Plan"), as amended, provides that a total of 1,200,000 shares of the Company's Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of the Company's Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive nonstatutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 5,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 30, 2001, a total of 120,000 options have been exercised under the Director Plan. There were 510,000 options outstanding under the Director Plan as of December 30, 2001 at a weighted average exercise price of $21.80 per share. There are 570,000 shares available for grant under the Director Plan at December 30, 2001.

       2000 Stock Option Plan--The Company's 2000 Stock Option Plan (the "2000 Plan") was approved by the shareholders of the Company on April 26, 2000. The 2000 Plan provides that a total of 2,640,000 shares of the Company's Common Stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only nonstatutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company's Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two (2) or more members of the Board of Directors or two (2) or more executive officers of the Company (the "Administrator"). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to

                           POWERWAVE TECHLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a "re-pricing" of the exercise price of an option either by
(i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company's capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of December 30, 2001, 3,192 shares have been exercised under the 2000 Plan. There were 1,820,829 options outstanding under the 2000 Plan as of December 30, 2001 at a weighted average exercise price of $19.61 per share. There are 815,979 shares available for grant under the 2000 plan at December 30, 2001.

     At December 30, 2001, a total of 1,672,158 options were available for grant under all of the Company's option plans. The following table summarizes activity under the Company's stock plans.

                                                                                        Number of
                                                                        Weighted         Options         Weighted
                                        Number of       Price Per        Average     Exercisable as of    Average
                                         Shares           Share       Exercise Price  Fiscal Year End  Exercise Price
                                         ------           -----       --------------  ---------------  --------------
Balance at January 3, 1999 ..........    8,145,306     $ 0.82-$10.58      $ 3.22          2,211,327        $ 1.88
                                                                                          =========        ======
     Granted ........................    2,755,950     $ 6.13-$25.65      $10.27
     Exercised ......................   (3,096,726)    $ 0.82-$10.67      $ 2.35
     Canceled .......................     (340,977)    $ 1.33-$ 9.19      $ 5.42
                                       -----------
Balance at January 2, 2000 ..........    7,463,553     $ 0.82-$25.65      $ 6.12          1,455,429        $ 3.28
                                                                                          =========        ======
     Granted ........................    2,913,100     $15.42-$73.56      $34.68
     Exercised ......................   (2,017,407)    $ 0.82-$25.65      $ 4.77
     Canceled .......................      (92,724)    $ 1.33-$50.92      $16.50
                                       -----------
Balance at December 31, 2000 ........    8,266,522     $ 0.82-$73.56      $16.40          2,046,696        $ 5.31
                                                                                          =========        ======
     Granted ........................    2,292,460     $10.50-$50.00      $14.03
     Exercised ......................   (1,293,152)    $ 0.82-$17.71      $ 5.46
     Canceled .......................   (1,243,619)    $ 2.29-$73.56      $17.01
                                       -----------
Balance at December 30, 2001 ........    8,022,211     $ 0.82-$73.56      $17.39          3,319,001        $13.54
                                       ===========                                        =========        ======

     The following table summarizes information about all stock options outstanding at December 30, 2001 under the 1995 Plan, 1996 Plan, Director Plan and 2000 Plan.

                                                                                         Options Exercisable at
                                   Options Outstanding at December 30, 2001                 December 30, 2001
                               ------------------------------------------------------    ---------------------------
                                                   Weighted         Weighted Average                    Weighted
                                 Options            Average            Remaining           Options       Average
Range of Exercise Prices       Outstanding       Exercise Price     Contractual Life     Exercisable  Exercise Price
------------------------       -----------       --------------     -----------------    -----------  ---------------
                                                                        (years)
$ 0.82-$ 4.58 ..............     1,750,649           $ 3.39               5.98            1,452,055       $ 3.46
$ 4.65-$10.67 ..............     1,404,341           $ 8.52               5.74              682,727       $ 7.43
$10.87-$15.42 ..............     1,931,294           $12.60               7.16              342,374       $13.64
$15.50-$31.50 ..............     1,936,477           $26.18               6.94              475,279       $28.45
$33.29-$45.63 ..............       551,475           $37.87               6.19              216,297       $37.33
$46.08-$73.56 ..............       447,975           $57.33               6.97              150,269       $57.09
                               -----------                                               ----------
     Total .................     8,022,211           $17.39               6.53            3,319,001       $13.54
                               ===========                                               ==========

       The Company records compensation expense for options granted with an exercise price below the market value of the Company's common stock at the date of grant. This compensation expense is calculated as the

                           POWERWAVE TECHLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

difference between the market value of the stock and the option exercise price at the grant date and is amortized over the option vesting period. The Company recorded a total of $59, $78, and $52 as compensation expense during fiscal 2001, 2000, and 1999, respectively. The remaining unamortized compensation expense as of December 30, 2001 was approximately $97 and will be amortized through September 2003.

       Employee Stock Purchase Plan--The Company's Employee Stock Purchase Plan (the "ESPP") provides that a total of 1,500,000 shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee's compensation. The price of Common Stock purchased under the ESPP will be 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During fiscal 2001, the eighth and ninth purchases under the ESPP occurred on January 31, 2001 and July 31, 2001, respectively. A total of 60,595 shares were purchased in the eighth purchase at $26.775 per share and 84,662 shares were purchased in the ninth purchase at $14.586 per share. At December 30, 2001, there were rights to purchase approximately 66,000 shares outstanding under the ESPP and there were 782,421 shares available for purchase under the plan.

      The estimated weighted average fair value of options granted during 2001, 2000 and 1999 were $9.01 per share, $21.37 per share, and $5.66 per share, respectively. Pursuant to SFAS No. 123, the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with APB Opinion No. 25 and Related Interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan other than that described above. Had compensation cost for the Company's stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company's net income (loss) and basic and diluted earnings (loss) per share for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, would have been changed to the pro forma amounts indicated in the following table:

                                                                                   2001       2000         1999
                                                                                --------    --------     ---------
     Income (loss) before income taxes as reported ..........................   $(32,050)   $ 70,780     $ 31,571
     Net expense per SFAS No. 123 ...........................................    (27,473)    (25,041)      (8,553)
                                                                                --------    --------     --------
     Pro forma income (loss) before income taxes ............................    (59,523)     45,739       23,018
     Pro forma provision (benefit) for income taxes .........................    (21,428)     16,237        8,240
                                                                                --------    --------     --------
     Pro forma net income (loss) ............................................   $(38,095)   $ 29,502     $ 14,778
                                                                                ========    ========     ========
     Net income (loss) as reported ..........................................   $(20,512)   $ 45,653     $ 20,265
                                                                                ========    ========     ========

                                                                                   2001       2000         1999
                                                                                --------    --------     --------
     Basic earnings (loss) per share:
          As reported ......................................................    $   (.33)   $   0.75     $   0.34
          Pro forma ........................................................    $   (.59)   $   0.48     $   0.25
     Diluted earnings (loss) per share:
          As reported ......................................................    $   (.33)   $   0.71     $   0.33
          Pro forma ........................................................    $   (.59)   $   0.45     $   0.24
     Basic weighted average common shares (in thousands) ...................      64,197      61,953       58,480
     Diluted weighted average common shares (in thousands) .................      64,197      65,313       60,671

                           POWERWAVE TECHLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

       The fair value of options granted under the Company's stock incentive plans during 2001, 2000 and 1999 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach with the following weighted-average assumptions used:

                                                                                   2001        2000            1999
                                                                                 ---------   ----------    --------
     Weighted average risk-free interest rate ..................................    3.35%        5.01%       6.33%
     Expected years from vest date to exercise date ............................     0.3          0.3         0.5
     Expected stock volatility .................................................     105%         101%         80%
     Dividend yield ............................................................    None         None        None

     For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, the expected life of an option was 5.2 years, 5.1 years and 5.1 years respectively.

Note 11.  Commitments and Contingencies

     The Company has various equipment and real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 6,000 square feet of engineering and office space in Bristol, United Kingdom.

       Future minimum lease payments required under these operating leases at December 30, 2001 are payable as follows:

     Fiscal Year:
          2002 ...................................................   $ 1,614
          2003 ...................................................     1,468
          2004 ...................................................     1,439
          2005 ...................................................     1,176
          2006 ...................................................     1,124
          Thereafter .............................................       494
                                                                     -------
     Total future minimum lease payments .........................   $ 7,315
                                                                     =======

     Total rent expense was $2,845, $3,179 and $3,707 for the years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively.

     The Company is subject to various legal proceedings from time to time as part of its business. The Company does not believe that it is currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on its business, financial condition and results of operations.

Note 12.  Earnings (Loss) Per Share

                                                                             2001          2000          1999
                                                                          --------       --------      --------
   Basic:
          Basic weighted average common shares (in thousands) .........     64,197         61,953        58,480
          Net income (loss) ...........................................   $(20,512)      $ 45,653      $ 20,265
                                                                          --------       --------      --------
          Basic earnings (loss) per share .............................   $  (0.33)      $   0.75      $   0.34
                                                                          ========       ========      ========

   Diluted:
          Basic weighted average common shares (in thousands) .........     64,197         61,953        58,480
          Potential common shares (in thousands) ......................         --          3,360         2,191
                                                                          --------       --------      --------
          Diluted weighted average common shares (in thousands) .......     64,197         65,313        60,671
          Net income (loss) ...........................................   $(20,512)      $ 45,653      $ 20,265
                                                                          --------       --------      --------
          Diluted earnings (loss) per share ...........................   $  (0.33)      $   0.71      $   0.33
                                                                          ========       ========      ========

                           POWERWAVE TECHLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Note 13.  Acquisitions

     On December 28, 2001, the Company acquired the net assets of Toracomm Limited in exchange for 250,000 shares of the Company's Common Stock valued at $4.5 million, a cash payment of $0.1 million, and a short-term promissory note in the amount of $0.5 million. The acquisition was accounted for under the purchase method of accounting and the total purchase price of approximately $5.3 million, was allocated based on the estimated fair value at the date of acquisition as follows: $0.1 million to net assets (including cash acquired of $54), $0.6 million to developed technology, $40 to in-process research and development (expensed immediately), and $4.6 million to goodwill.

Note 14.  Customer Concentrations

     The Company's product sales have historically been concentrated in a small number of customers. During the years ended December 30, 2001, December 31, 2000 and January 2, 2000, sales to four customers totaled approximately $216.8 million, $347.6 million and $212.6 million, respectively. Those same four customers for fiscal 2001 accounted for approximately 61% of the Company's accounts receivable at December 30, 2001. For fiscal 2001, two customers each accounted for 10% or more of total revenues, with one of those customers, Nortel Networks ("Nortel"), accounting for approximately 44% of total revenues. Nortel accounted for approximately 47% of total revenues for fiscal 2000 while one other customer accounted for 10% or more of total revenues. For fiscal 1999, Nortel accounted for 41% of total revenues while two other customers each accounted for 10% or more of total revenues. The loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Note 15.  Supplier Concentrations

       Certain of the Company's products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single sources. Any inability to obtain single-sourced components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions or interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Note 16.  Segments

       The Company currently operates in a single business segment as a designer and manufacturer of radio frequency (RF) power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the RF frequency in which the product is utilized in, i.e. 800-1000 MHz commonly referred to as "Cellular", 1800-2000 MHz, commonly referred to as "PCS" and over 2000 MHz, which includes "3G" frequency bands. Cost of sales, operating expenses and specific assets are not tracked or allocated to these RF frequency ranges. The following schedule presents an analysis of Powerwave's net sales based upon RF frequency range.

                                                                             RF Frequency Ranges
                                                        ------------------------------------------------------------
                                                        400-450      800-1000    1800-2000      2000+
                                                          MHz          MHz          MHz          MHz        Total
                                                        ------------------------------------------------------------
Net sales for the year ended December 30, 2001 .......  $     --    $ 181,083      $ 57,142    $ 62,068   $ 300,293
Net sales for the year ended December 31, 2000 .......  $     --    $ 348,368      $ 96,092    $  2,962   $ 447,422
Net sales for the year ended January 3, 1999 .........  $    734    $ 215,012      $ 76,801    $     --   $ 292,547

     The following schedule presents an analysis of the Company's net sales based upon the geographic location to which a product was shipped. North American sales include sales to the United States, Canada and Mexico.

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

International sales include sales to all other foreign countries. Sales to Canada were $53.1 million, $140.1 million, and $88.0 million for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, respectively. Sales to Mexico for the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000, were $ 0.8 million, $8.2 million, and $2.9 million, respectively. For the fiscal years ended December 30, 2001, December 31, 2000 and January 2, 2000 sales to South Korea were $39.5 million, $34.2 million and $62.2 million, respectively. Sales to France for these periods were $62.3 million, $40.3 million and $25.9 million, respectively.

                                                                  North American      International       Total
                                                                  --------------      -------------     ----------
     Net sales for the year ended December 30, 2001 .............    $ 176,295           $123,998       $  300,293
     Net sales for the year ended December 31, 2000 .............    $ 352,733           $ 94,689       $  447,422
     Net sales for the year ended January 2, 2000 ...............    $ 195,265           $ 97,282       $  292,547

     Total accounts receivable as of December 30, 2001, include 61% from United States based customers and 19% from customers located in France.

     The majority of the Company's assets are located in the United States, in the State of California.

Note 17. Other Information

     Accrued expenses and other current liabilities consist of the following:

                                                             December 30,     December 31,
                                                                  2001             2000
                                                               ----------      -----------
     Accrued warranty costs ...............................     $  6,669         $  8,748
     Accrued payroll and employee benefits ................        4,469            8,716
     Accrued vendor cancellation costs ....................        4,969               --
     Other accrued expenses ...............................        4,821            6,559
                                                                --------         --------
                                                                $ 20,928         $ 24,023
                                                                ========         ========

Note 18. Related Party Transactions

     As of December 30, 2001, Powerwave had an outstanding unsecured note receivable from an officer of the Company in the amount of approximately $1.4 million that relates to a bridge loan in connection with such officer's relocation to Southern California. The note bears no interest and is payable the earlier of (1) the sale of the officer's former principal residence, (2) termination of employment, or (3) August 20, 2002. The Company had no significant transactions with, receivables from or payables to, shareholders or officers of the Company other than that described above.

     The President and CEO of the Company, Bruce Edwards, joined the Board of Directors of Metawave Communications Corporation ("Metawave"), a supplier of "smart" antennas to the wireless communications market and a customer of the Company, in May 1998. During the years ended December 30, 2001, December 31, 2000, and January 2, 2000, the Company had net sales to Metawave in the amounts of $5.0 million, $19.7 million and $6.4 million, respectively.

     On April 28, 1998, the Company purchased $2.5 million of 13.75% Senior Secured Bridge Notes due April 28, 2000 (the "Notes") from Metawave in a private offering. The total amount raised in this private offering was $29.0 million. The Notes initially accrued interest at a rate of 13.75% per annum and interest was payable semi-annually. The Notes contained provisions to increase the rate of interest during the life of the Notes if the Notes were not repaid prior to maturity. The Notes were secured by certain assets of Metawave and were repaid in full on April 28, 1999. Upon the issuance of the Notes, the Company received related warrants to purchase 53,576 shares of Metawave Series D Preferred Stock at $0.01 per share. The Company exercised these warrants in April 1999. These shares of Series D Preferred Stock were converted into 51,420 shares of Metawave Common Stock upon Metawave's initial public offering in May 2000. The Company sold these shares in February 2001, at an average

                          POWERWAVE TECHNOLOGIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

price per share, net of commissions of $11.06, and recognized a gain of approximately $0.6 million. This gain was included in other income, net, during the first quarter of 2001.

Note 19. Selected Quarterly Financial Data (Unaudited)

                                                                                Quarters Ended
                                                           --------------------------------------------------------
                                                             April 1,      July 1,    September 30,   December 30,
                                                            ----------    ---------  --------------- -------------
                                                               2001         2001           2001          2001
                                                                   (in thousands, except per share amounts)
Fiscal 2001:
     Net sales ...........................................   $ 72,976     $  78,248     $   64,667     $   84,402
     Cost of sales .......................................     68,383        67,910         60,147         74,067
                                                             --------     ---------     ----------     ----------
     Gross profit ........................................      4,593        10,338          4,520         10,335
     Operating expenses:
          Sales and marketing ............................      4,976         3,602          2,565          2,590
          Research and development .......................     10,897         8,359          7,719          7,775
          General and administrative .....................      6,158         3,426          2,920          6,414
                                                             --------     ---------     ----------     ----------
     Total operating expenses ............................     22,031        15,387         13,204         16,779
                                                             --------     ---------     ----------     ----------
     Operating loss ......................................    (17,438)       (5,049)        (8,684)        (6,444)
     Other income, net ...................................      2,546         1,332            895            792
                                                             --------     ---------     ----------     ----------
     Loss before income taxes ............................    (14,892)       (3,717)        (7,789)        (5,652)
     Benefit for income taxes ............................     (5,361)       (1,338)        (2,804)        (2,035)
                                                             --------     ---------     ----------     ----------
     Net loss ............................................   $ (9,531)    $  (2,379)      $ (4,985)    $   (3,617)
                                                             ========     =========     ==========     ==========

     Basic loss per share ................................   $  (0.15)     $  (0.04)     $   (0.08)    $    (0.06)
     Diluted loss per share ..............................   $  (0.15)     $  (0.04)     $   (0.08)    $    (0.06)
     Basic weighted average common shares ................     63,697        64,061         64,386         64,644
     Diluted weighted average common shares ..............     63,697        64,061         64,386         64,644

                                                                               Quarters Ended
                                                           --------------------------------------------------------
                                                             April 2,      July 2,     October 1,     December 31,
                                                               2000          2000          2000           2000
                                                            ----------    ---------    ----------     ------------
                                                                   (in thousands, except per share amounts)
Fiscal 2000:
     Net sales                                               $103,854     $ 110,458     $  111,877     $  121,233
     Cost of sales .......................................     71,397        74,504         75,337         83,857
                                                             --------     ---------     ----------     ----------
     Gross profit ........................................     32,457        35,954         36,540         37,376
     Operating expenses:
          Sales and marketing ............................      5,065         5,382          5,122          5,648
          Research and development .......................      9,008        10,627         11,009         10,410
          General and administrative .....................      3,585         3,622          3,980          4,152
                                                             --------     ---------     ----------     ----------
     Total operating expenses ............................     17,658        19,631         20,111         20,210
                                                             --------     ---------     ----------     ----------
     Operating income ....................................     14,799        16,323         16,429         17,166
     Other income, net ...................................      1,210         1,332          1,529          1,992
                                                             --------     ---------     ----------     ----------
     Income before income taxes ..........................     16,009        17,655         17,958         19,158
     Provision for income taxes ..........................      5,683         6,267          6,375          6,802
                                                             --------     ---------     ----------     ----------
     Net income ..........................................   $ 10,326     $  11,388     $   11,583     $   12,356
                                                             ========     =========     ==========     ==========

     Basic earnings per share ............................   $   0.17     $    0.19     $     0.19      $    0.20
     Diluted earnings per share ..........................   $   0.16     $    0.18     $     0.18      $    0.19
     Basic weighted average common shares ................     60,936        61,332         62,230         63,313
     Diluted weighted average common shares ..............     64,284        64,784         65,402         66,784

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     Gregory M. Avis, 43, has been a member of the Company's Board of Directors since October 1995. Mr. Avis has been a managing partner of Summit Partners, a venture capital and private equity firm, since January 1990. Mr. Avis also serves on the Board of Directors of Ditech Communications Corp. and MCK Communications Corp.

     John L. Clendenin, 67, has been non-executive Chairman of the Company's Board of Directors since January 3, 1999 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Coca-Cola Enterprises, Inc., Equifax Inc., Acuity Brands, Inc., The Kroger Company and The Home Depot, Inc.

     Bruce C. Edwards, 48, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation and Metawave Communications Corporation.

     David L. George, 48, has been a member of the Company's Board of Directors since November 1995. Mr. George is currently in private practice providing consulting services to the wireless industry. From June 2000 to June 2001 he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George is the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers (I.E.E.E.) for more than 20 years, he holds several patents relating to wireless technology and networks.

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

     Carl W. Neun, 58, has been a member of the Company's Board of Directors since February 2000. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993 he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun currently serves on the Board of Directors of Planar Systems, RadiSys Corp, and Speed Fam-IPEC, Inc.

     Safi U. Qureshey, 50, has been a member of the Company's Board of Directors since February 2000. Mr. Qureshey is the CEO of Avaz Networks, a fabless semiconductor company that provides semiconductor and software platforms for VoP, RAS and 2.5G/3G basestations. Mr. Qureshey was the cofounder and former Chief Executive Officer and Chairman of AST Research, Inc. a personal computer company. Mr. Qureshey is also a former member of President Clinton's Export Council and was a Regent's Professor at the Graduate School of Management, University of California at Irvine.

     Andrew J. Sukawaty, 46, has been a member of the Company's Board of Directors since May 1998. Mr. Sukawaty is President and Chief Operating Officer of Callahan Associates International (UK), a global communications development and operating company. He is a Deputy Chairman of mm02, PLC, formerly BT Wireless. From September 1996 to June 2000, Mr. Sukawaty served as President and Chief Executive Officer of Sprint PCS. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited, a British diversified broadcast transmission and communications company, since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., AT&T and Northwestern Bell.

Executive Officers

     Bruce C. Edwards, 48, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation and Metawave Communications Corporation.

     Ronald J. Buschur, 38, joined the Company in June 2001 as Chief Operating Officer. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

     Kevin T. Michaels, 43, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995 Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer. Mr. Michaels currently serves on the Board of Directors of Procom Technology, Inc.


ITEM 11. EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 24, 2002 Annual Meeting of Stockholders under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Stock Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 24, 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its April 24, 2002 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation."

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

  3.6 Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant's Form 8-A dated June 4, 2001.)

  3.7 Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate
                                     ---------
            of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as
                      ---------
            Exhibit C thereto a Summary of Terms of Stockholder Rights Plan.
            ---------
            (incorporated herein by reference to Exhibit 2.1 to Registrant's Form 8-A dated June 4, 2001.)

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

 10.1 Milcom International, Inc. 1995 Stock Option Plan (the "1995 Plan") (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.2 Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

 10.3 Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

  10.3.1    Amendment No. 2 to the 1995 Plan (incorporated by reference to
            Exhibit 10.3.1 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

  10.4 Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the "1996 Plan") (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

  10.5 Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

  10.6 Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

  10.6.1    Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit
            10.6.1 to the Company's Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

  10.6.2    Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit
            4.6 to the Company's Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

  10.7 Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the "Director Plan") (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8,
            1996).*

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

  10.29 Revolving Note dated as of May 26, 2000, pursuant to the Loan Agreement dated as of May 26, 2000 by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000.)

  10.30 First Amendment to Loan Agreement dated as of May 31, 2001, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.30 to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2001.)

  10.31 Second Amendment to Loan Agreement dated as of December 26, 2001, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto.

  21.1      Subsidiaries of the registrant

  23.1      Independent Auditors' Consent

  99.1      Press release dated June 1, 2001 (incorporated by reference to
            Exhibit 99.1 to the Company's Form 8-K as filed with the Securities and Exchange Commission on June 6, 2001.)

_________________

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 8th day of February 2002.

                                       POWERWAVE TECHNOLOGIES, INC.


                                       By: /s/ BRUCE C. EDWARDS
                                          --------------------------
                                               Bruce C. Edwards
                                          President and Chief Executive Officer

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

                      Signature                                    Title                           Date
                      ---------                                    -----                           -----
                /s/ BRUCE C. EDWARDS                  President, Chief Executive Officer       February 8, 2002
      --------------------------------------------
                    Bruce C. Edwards                     and Director (Principal
                                                         Executive Officer)

                /s/ KEVIN T. MICHAELS                 Senior Vice President, Finance and       February 8, 2002
      --------------------------------------------
                    Kevin T. Michaels                      Chief Operating Officer
                                                         (Principal Accounting Officer)

                /s/ JOHN L. CLENDENIN                 Chairman of the Board                    February 8, 2002
      --------------------------------------------
                    John L. Clendenin

                /s/ GREGORY M. AVIS                   Director                                 February 8, 2002
      --------------------------------------------
                    Gregory M. Avis

                /s/ EUGENE L. GODA                    Director                                 February 8, 2002
      --------------------------------------------
                    Eugene L. Goda

                /s/ DAVID L. GEORGE                   Director                                 February 8, 2002
      --------------------------------------------
                    David. L. George

                /s/ ANDREW J. SUKAWATY                Director                                 February 8, 2002
      --------------------------------------------
                    Andrew J. Sukawaty

                /s/ CARL W. NEUN                      Director                                 February 8, 2002
      --------------------------------------------
                    Carl W. Neun

                /s/ SAFI U. QURESHEY                  Director                                 February 8, 2002
      --------------------------------------------
                    Safi U. Qureshey

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                        Balance at   Charges to                  Balance at
                                                        Beginning     Costs and                   End of
                Description                             of Period     Expenses     Deductions     Period
                -----------                             ---------     --------     ----------     ------
Year ended December 30, 2001:
     Allowance for doubtful accounts .................  $  3,021      $    384      $   (262)      $  3,143
     Allowance for excess and obsolete inventory .....  $  9,449      $  8,828      $ (7,163)      $ 11,114

Year ended December 31, 2000:
     Allowance for doubtful accounts .................  $  2,988      $    256      $   (223)      $  3,021
     Allowance for excess and obsolete inventory .....  $  6,192      $  4,211      $   (954)      $  9,449

Year ended January 2, 2000:
     Allowance for doubtful accounts .................  $  1,270      $  1,756      $    (38)      $  2,988
     Allowance for excess and obsolete inventory .....  $  5,084      $  2,432      $ (1,324)      $  6,192