Form 10-Q
period 2002-03-31
POWERWAVE TECHNOLOGIES INC
filed 2002-04-25
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from               to
                                   ---------------  -----------


                        Commission File Number 000-21507

                          POWERWAVE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                             11-2723423
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

                            1801 E. St. Andrew Place
                               Santa Ana, CA 92705
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (714) 466-1000


                             ----------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES   [X]         NO   [ ]

     As of April 23, 2002, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 65,410,265.

================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                      INDEX

Part I.  Financial Information                                                                                    Page
                                                                                                                  ----
         Item 1.  Condensed Financial Statements

                           Condensed Consolidated Balance Sheets at March 31, 2002 (Unaudited) and
                                December 30, 2001                                                                  3

                           Condensed Consolidated Statements of Operations (Unaudited) for the three months
                                ended March 31, 2002 and April 1, 2001                                             4

                           Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                                for the three months ended March 31, 2002 and April 1, 2001.                       5

                           Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months
                                ended March 31, 2002 and April 1, 2001                                             6

                           Notes to Condensed Consolidated Financial Statements (Unaudited)                        7-10

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations            11-28

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                       29

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                                                 30

Signatures                                                                                                         31

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the timing of and demand for 3G products and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, and estimates made by and information currently available to the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Powerwave Technologies, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors that are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" at pages 11-28. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. All reports filed with the SEC are available free of charge via Edgar through the SEC website at www.sec.gov. In addition, Powerwave provides copies of its Forms 8-K, 10-K and 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of such reports available through its website at www.powerwave.com/investor.html.

                          POWERWAVE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                    March 31,         December 30,
                                                                                       2002               2001
                                                                                 -----------------  -----------------
                                     ASSETS                                        (Unaudited)
Current Assets:
     Cash and cash equivalents .................................................    $  138,759         $  123,171
     Accounts receivable, net of allowance for doubtful accounts of $3,137 and
       $3,143 at March 31, 2002 and December 30, 2001, respectively ............        67,288             59,732
     Inventories ...............................................................        37,180             33,525
     Income taxes receivable ...................................................         6,805                 --
     Prepaid expenses and other current assets .................................         4,307              5,595
     Deferred tax assets .......................................................        10,707             10,707
                                                                                    ----------         ----------
          Total current assets .................................................       265,046            232,730


Property, plant and equipment ..................................................       145,241            144,540
Less accumulated depreciation and amortization .................................       (47,583)           (42,748)
                                                                                    ----------         ----------
     Net property, plant and equipment .........................................        97,658            101,792
                                                                                    ----------          ----------
Goodwill .......................................................................         4,852              4,739
Deferred tax assets ............................................................        11,910             21,194
Other non-current assets .......................................................         2,231              2,562
                                                                                    ----------         ----------
TOTAL ASSETS ...................................................................    $  381,697         $  363,017
                                                                                    ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ..........................................................    $   39,129         $   22,692
     Accrued expenses and other liabilities ....................................        19,737             20,928
     Current portion of long-term debt .........................................           529                659
     Income taxes payable ......................................................            --              2,196
                                                                                    ----------         ----------
          Total current liabilities ............................................        59,395             46,475

Long-term debt, net of current portion .........................................            35                239
Other non-current liabilities ..................................................            74                 68
                                                                                    ----------         ----------
          Total liabilities ....................................................        59,504             46,782
                                                                                    ----------         ----------

Commitments and Contingencies ..................................................            --                 --

Shareholders' Equity:
     Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
        issued and outstanding .................................................            --                 --
     Common Stock, $.0001 par value, 135,000 shares authorized, 65,389 shares issued and outstanding at March 31, 2002 and 65,081 shares issued and
        outstanding at December 30, 2001 .......................................       245,338            242,100
     Retained earnings .........................................................        76,855             74,135
                                                                                    ----------         ----------
          Total shareholders' equity ...........................................       322,193            316,235
                                                                                    ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................................    $  381,697         $  363,017
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

                          POWERWAVE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                                                      Three Months Ended
                                                                                --------------------------------
                                                                                    March 31,       April 1,
                                                                                      2002            2001
                                                                                --------------------------------
Net sales ......................................................................   $  104,085     $   72,976
Cost of sales ..................................................................       85,382         68,383
                                                                                   ----------     ----------
Gross profit ...................................................................       18,703          4,593
Operating expenses:
     Sales and marketing .......................................................        3,541          4,976
     Research and development ..................................................        8,350         10,897
     General and administrative ................................................        3,613          6,158
                                                                                   ----------     ----------
            Total operating expenses ...........................................       15,504         22,031
                                                                                   ----------     ----------
Operating income (loss) ........................................................        3,199        (17,438)
Other income, net ..............................................................          687          2,546
                                                                                   ----------     ----------
Income (loss) before income taxes ..............................................        3,886        (14,892)
Provision (benefit) for income taxes ...........................................        1,166         (5,361)
                                                                                   ----------     ----------
Net income (loss) ..............................................................   $    2,720     $   (9,531)
                                                                                   ==========     ==========

Basic earnings (loss) per share ................................................   $      .04     $    (0.15)
                                                                                   ==========     ==========
Diluted earnings (loss) per share ..............................................   $      .04     $    (0.15)
                                                                                   ==========     ==========
Basic weighted average common shares ...........................................       65,233         63,697
                                                                                   ==========     ==========
Diluted weighted average common shares .........................................       66,675         63,697
                                                                                   ==========     ==========



The accompanying notes are an integral part of these condensed consolidated financial statements

                          POWERWAVE TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                                                                      Three Months Ended
                                                                                --------------------------------
                                                                                   March 31,       April 1,
                                                                                     2002            2001
                                                                                --------------------------------
Net income (loss) ..............................................................    $   2,720      $  (9,531)
                                                                                    ---------      ----------
Other comprehensive income (loss), net of tax:
   Reclassification of unrealized gains for amounts included in net
     income. ...................................................................           --           (276)
                                                                                    ---------      ----------
Other comprehensive income (loss) ..............................................           --           (276)
                                                                                    ---------      ----------
Comprehensive income (loss) ....................................................    $   2,720      $  (9,807)
                                                                                    =========      ==========



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                      Three Months Ended
                                                                              -----------------------------------
                                                                                 March 31,          April 1,
                                                                                    2002              2001
                                                                              -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .......................................................    $  2,720           $ (9,531)
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
        Depreciation and amortization .......................................       5,272              7,363
        Provision for doubtful accounts .....................................          (3)                71
        Compensation costs related to stock options .........................          15                 15
        Loss on disposal of property, plant and equipment ...................         140                 --
        Gain on sale of available-for-sale securities .......................          --               (568)
    Changes in operating assets and liabilities:
        Accounts receivable .................................................      (7,553)            24,545
        Inventories .........................................................      (3,655)           (18,628)
        Prepaid expenses and other current assets ...........................       1,289              1,341
        Income taxes ........................................................       1,165             (4,822)
        Accounts payable ....................................................      16,437             (1,515)
        Accrued expenses and other liabilities ..............................      (1,191)            (4,386)
        Other non-current assets ............................................         (75)               164
        Other non-current liabilities .......................................           6               (180)
                                                                                 --------           --------
            Net cash provided by (used in) operating activities .............      14,567             (6,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ...............................      (1,018)           (16,679)
    Proceeds from the sale of property, plant and equipment .................          32                 --
    Proceeds from the sale of available-for-sale securities .................          --                568
    Payment received on notes receivable ....................................          --                 26
                                                                                 --------           --------
            Net cash used in investing activities ...........................        (986)           (16,085)

CASH FLOW FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt ....................................        (334)               (60)
    Proceeds from the sale of stock under Employee Stock Purchase Plan ......       1,168              1,623
    Proceeds from exercise of stock options .................................       1,173              1,914
                                                                                 --------           --------
            Net cash provided by financing activities .......................       2,007              3,477
                                                                                 --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................      15,588            (18,739)
CASH AND CASH EQUIVALENTS, beginning of period ..............................     123,171            128,733
                                                                                 --------           --------
CASH AND CASH EQUIVALENTS, end of period ....................................    $138,759           $109,994
                                                                                 ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid (received) for:
        Interest ............................................................    $     43           $     32
                                                                                 ========           ========
        Income taxes ........................................................    $     --              $(539)
                                                                                 ========           ========

NON CASH ITEMS:
     Tax benefit related to stock option exercises ..........................    $    867           $  2,116
                                                                                 ========           ========
     Tax benefit related to the issuance of Common Stock under the Employee
        Stock Purchase Plan .................................................    $     16           $     39
                                                                                 ========           ========
    Acquisition of property and equipment through capital leases ............    $     --           $    128
                                                                                 ========           ========
    Reclassification of unrealized gains for amounts included in net income,
       net of tax of $192 ...................................................    $     --           $    276
                                                                                 ========           ========
    Reversal of deferred tax liability on available-for-sale-securities .....    $     --           $    192
                                                                                 ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (in thousands, except share and per share data)

Basis of Presentation

     The accompanying condensed consolidated financial statements of Powerwave Technologies, Inc. ("Powerwave" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

     The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 29, 2002 (fiscal year 2002). For further information on additional factors that may affect future results, please refer to the "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

Earnings (Loss) Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings
(loss) per share are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Potential common shares of 2,467,982 have been excluded from diluted weighted average common shares for the three months ended April 1, 2001, as the effect would be anti-dilutive.

      The following details the calculation of basic and diluted earnings (loss) per share:

                                                                                 March 31,         April 1,
                                                                                   2002              2001
                                                                              ----------------  ----------------
                                                                                (In thousands except for per
                                                                                       share amounts)
    Basic:
        Basic weighted average common shares ................................        65,233            63,697
        Net income (loss) ...................................................     $   2,720         $  (9,531)
                                                                                  ---------         ---------
        Basic earnings (loss) per share .....................................     $     .04          $  (0.15)
                                                                                  =========         =========
    Diluted:
        Basic weighted average common shares ................................        65,233            63,697
        Potential common shares .............................................         1,442                --
                                                                                  ---------         ---------
        Diluted weighted average common shares ..............................        66,675            63,697
        Net income (loss) ...................................................     $   2,720         $  (9,531)
                                                                                  ---------         ---------
        Diluted earnings (loss) per share ...................................     $     .04          $  (0.15)
                                                                                  =========         =========

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective December 31, 2001 and such adoption did not have a material impact on the Company's consolidated financial statements.

     Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143") was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on the Company's consolidated financial statements.

Inventories

     Net inventories consist of the following:

                                                                        March 31,       December 30,
                                                                           2002             2001
                                                                     ----------------  ---------------
  Parts and components .............................................     $  19,446         $ 14,436
  Work-in-process ..................................................         8,528            9,612
  Finished goods ...................................................         9,206            9,477
                                                                         ---------         --------
  Total                                                                  $  37,180         $ 33,525
                                                                         =========         ========

     Inventories are net of an allowance for excess and obsolete inventory of $10,884 and $11,114 as of March 31, 2002 and December 30, 2001, respectively.

Employee Stock Purchase Plan

     The tenth offering under Powerwave's Employee Stock Purchase Plan (the "ESPP") concluded on January 31, 2002, with 76,400 shares of the Company's Common Stock purchased under the ESPP at a price per share of $15.30. At March 31, 2002, there were rights to purchase approximately 46,000 shares of Common Stock outstanding under ESPP's eleventh offering, which will conclude on July 31, 2002.

Stock Option Plans

     The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, 1996 Director Stock Option Plan and the 2000 Stock Option Plan for the three months ended March 31, 2002:

                                            Number of                                               Weighted
                                         Option Shares       Price Per      Number of Options        Average
                                          Outstanding          Share           Exercisable        Exercise Price
                                          -----------          -----           -----------        --------------
    Balance at December 30, 2001 .......    8,022,211     $  0.82-$73.56        3,319,001             $13.54
                                                                                =========             ======
         Granted .......................      646,100     $12.87-$ 20.10
         Exercised .....................     (232,335)    $  2.19-$11.67
         Canceled ......................     (182,656)    $  6.40-$46.85
                                          -----------
    Balance at March 31, 2002 ..........    8,253,320     $  0.82-$73.56        3,562,682             $14.88
                                          ===========                           =========             ======

     At March 31, 2002, a total of 1,208,714 shares were available for grant under all of the Company's stock option plans.

     During the three months ended March 31, 2002 and April 1, 2001, the Company recorded compensation expense related to stock options of approximately $15 and $15, respectively. The remaining unamortized compensation expense as of March 31, 2002 was approximately $82 and will be amortized through September 2003.

Commitments and Contingencies

     Powerwave has various equipment and real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 6,000 square feet of engineering and office space in Bristol, United Kingdom.

     Future minimum lease payments required under all operating leases at March 31, 2002 are payable as follows:


        Fiscal Year:
          Remainder of 2002 ........................................    $ 1,105
          2003 .....................................................      1,468
          2004 .....................................................      1,439
          2005 .....................................................      1,176
          2006 .....................................................      1,124
          Thereafter ...............................................        494
                                                                        -------
        Total future minimum lease payments ........................    $ 6,806
                                                                        =======

     The Company is subject to various legal proceedings from time to time as part of its business. As of March 31, 2002, Powerwave is not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would have a material adverse effect on its business, financial condition or results of operations.

Segment Information

       Powerwave operates in a single business segment as a designer and manufacturer of radio frequency (RF) power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the RF frequency in which the product is utilized in, i.e. 800-1000 MHz commonly referred to as "Cellular", 1800-2000 MHz, commonly referred to as "PCS" and over 2000 MHz, which includes "3G" frequency bands. Cost of sales, operating expenses and specific assets are not tracked or allocated to these RF frequency ranges. The following schedule presents an analysis of Powerwave's net sales based upon RF frequency range.

                                                             800-1000     1800-2000       2000+
                                                                MHz          MHz           MHz         Total
                                                             --------     ---------      -------     ---------
Net sales for the three months ended March 31, 2002 ......   $ 65,447      $ 20,396      $18,242     $ 104,085
Net sales for the three months ended April 1, 2001 .......   $ 46,373      $ 11,942      $14,661     $  72,976

     The following schedule presents an analysis of Powerwave's net sales based upon the geographic location of our customers. North American sales include sales to the United States and Canada. Asian sales include sales to South Korea and all locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $30,991 and $10,226 for the three months ended March 31, 2002 and April 1, 2001, respectively. For the three months ended March 31, 2002 and April 1, 2001, sales to South Korea were $1,278 and $12,879, respectively.

                                                                                          Europe and
                                                             North                           Other
                                                            American          Asia       International      Total
                                                           ----------       --------     -------------    ---------
Net sales for the three months ended March 31, 2002 ....   $   79,813       $  1,609      $   22,663      $ 104,085
Net sales for the three months ended April 1, 2001 .....   $   40,792       $ 14,351      $   17,833      $  72,976

     The majority of Powerwave's assets are located in the United States, in the State of California. Total accounts receivable as of March 31, 2002 include 43% from United States based customers, 36% from Canadian based customers, and 17% from Finland based customers.

Customer Concentrations

     Powerwave's product sales have historically been concentrated in a small number of customers. During the quarter ended March 31, 2002, sales to one customer accounted for approximately 36% of net sales and sales to three other customers each accounted for 10% or more of net sales. For the quarter ended April 1, 2001, sales to one customer accounted for approximately 37% of net sales and sales to three other customers accounted for 10% or more of net sales. The loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations

Supplier Concentrations

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

Related Party Transactions

    As of March 31, 2002, Powerwave had an outstanding unsecured note receivable from an officer of the Company in the amount of $1.4 million that relates to a bridge loan in connection with such officer's relocation to Southern California. The note bears no interest and is payable upon the earlier of (1) the sale of the officer's former principal residence, (2) termination of employment, or (3) August 20, 2002. The Company had no significant transactions with, receivables from or payables to, shareholders or officers of the Company other than that described above.

     The President and CEO of the Company, Bruce Edwards, is a member of the Board of Directors of Metawave Communications Corporation ("Metawave"), a supplier of "smart" antennas to the wireless communications market and a customer of the Company. During the quarters ended March 31, 2002 and April 1, 2001, the Company had net sales to Metawave in the amounts of $1,424 and $3,772, respectively. Total outstanding accounts receivable from Metawave were $596 and $5,036 at March 31, 2002 and April 1, 2001, respectively.

Use of Estimates

     The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassifications

    Certain prior year amounts have been reclassified to conform to the current quarter presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in "Additional Factors That May Affect Our Future Results."

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

Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Powerwave regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Warranties

     We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependant upon the product involved and the type of customer. We also offer certain customers various warranty options that impact the quoted price that we charge customers for our product. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Results of Operations

     The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2002 and April 1, 2001.

                                                          As a Percentage of Net Sales
                                                       --------------------------------
                                                             Three Months Ended
                                                       --------------------------------
                                                          March 31,       April 1,
                                                             2002           2001
                                                       --------------------------------
Net sales ............................................        100.0%          100.0%
Cost of sales ........................................         82.0            93.7
                                                              -----          ------
Gross profit .........................................         18.0             6.3
Operating expenses:
     Sales and marketing .............................          3.4             6.8
     Research and development ........................          8.0            14.9
     General and administrative ......................          3.5             8.5
                                                              -----          ------
Total operating expenses .............................         14.9            30.2
                                                              -----          ------
Operating income (loss) ..............................          3.1           (23.9)
Other income, net ....................................          0.6             3.5
                                                              -----          ------
Income (loss) before income taxes ....................          3.7           (20.4)

Provision (benefit) for income taxes .................          1.1            (7.3)
                                                              -----          ------
Net income (loss) ....................................          2.6%          (13.1)%
                                                              =====          ======

Three months ended March 31, 2002 and April 1, 2001

Net Sales

     Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 43% to $104.1 million for the quarter ended March 31, 2002, from $73.0 million for the quarter ended April 1, 2001. The increase in revenue was attributed to increased demand for wireless infrastructure products. For the quarter ended March 31, 2002, total sales of products for networks in the 800-1000 MHz range accounted for approximately 63% of sales or $65.5 million, compared to approximately 64% of sales or $46.4 million for the quarter ended April 1, 2001. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 20% of sales or $20.4 million for the first quarter of 2002, compared to approximately 16% or $11.9 million for the first quarter of 2001. For the quarter ended March 31, 2002, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 18% of sales or $18.2 million, as compared to 20% of sales or $14.7 million for the quarter ended April 1, 2001.

     We track the geographic location of our sales based upon the location of our customers. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are not able to identify the final installation location of our products. Sales to customers in North America accounted for the majority of our sales, comprising approximately 77% of revenue or $79.8 million for the quarter ended March 31, 2002, compared to approximately 56% of revenue or $40.8 million for the quarter ended April 1, 2001. Total international sales (excluding North American sales) accounted for approximately 23% of revenues or $24.3 million for the quarter ended March 31, 2002, compared to approximately 44% or $32.2 million for the quarter ended April 1, 2001. Total Asian sales decreased to approximately 1% of revenues or $1.6 million for the quarter ended March 31, 2002 from approximately 20% of revenues or $14.4 million for the quarter ended April 1, 2001. Total sales to Europe and other international locations increased to $22.7 million or 22% of revenues for the quarter ended March 31, 2002, as compared to $17.8 million or 24% for the quarter ended April 1, 2001. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues...; --Our success is tied to the growth of the wireless services market; and --There are many risks associated with international operations...."

     For the first quarter ended March 31, 2002, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 36% of revenues and sales to Cingular Wireless, Lucent Technologies, Inc. ("Lucent") and Nokia Networks ("Nokia") each accounted for 10% or more of revenues for the quarter. Total sales to Nortel accounted for approximately 37% of revenues for the quarter ended April 1, 2001 and sales to Cingular Wireless, Samsung Electronics Co. Ltd. ("Samsung") and Verizon Wireless each accounted for 10% or more of revenues. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as LM Ericsson Telephone Company ("Ericsson"), Lucent, Motorola, Inc. ("Motorola"), Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. During the first quarter of 2002, several major OEMs made announcements that they were lowering their expectations for wireless infrastructure demand for the remainder of 2002. If OEMs significantly reduce their demand for our products, our business, financial condition and results of operations would be negatively impacted.

     A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules for both North American and international deployments, including deployments in Europe, Asia, South America and other areas. Such factors include economic slowdowns in the wireless operator's operating region, the inability of wireless network operators to fund infrastructure deployment plans, delays in government approvals required for system deployment, reduced subscriber demand for wireless services, high prices for new spectrum licenses, increased competition and bidding between OEMs for infrastructure contracts, and delays in the development and delivery of telephone handsets and base station equipment that are compatible with new wireless protocols. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Some OEMs, such as Ericsson, have acquired our competitors to strengthen their vertical integration. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating income, which has harmed and may continue to harm our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --There are many risks associated with international operations...; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter...."

Gross Profit

     Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the first quarter of fiscal 2002 and 2001 were 18.0% and 6.3%, respectively. The increase in our gross profit margins during the first quarter of 2002 as compared to the first quarter of 2001 is due to several factors, the most significant being the large increase in revenues, higher absorption of manufacturing overhead expenses and improved manufacturing efficiencies associated with the increased production rates realized in the first quarter of fiscal 2002. The first quarter of fiscal 2001 was negatively impacted by an unanticipated reduction in revenues during that quarter that resulted in lower absorption of manufacturing overhead expense and increased labor costs, when viewed as a percentage of revenue. Additionally, during the first quarter of 2001, we incurred additional costs to ramp up several new production lines as well as approximately $1.4 million in one-time expenses directly associated with the move to and consolidation of our manufacturing operations in our new Santa Ana facility. Our first quarter 2001 gross profit margin was also negatively impacted by a $5.5 million provision for excess and obsolete inventories that resulted from significant order quantity reductions, delivery cancellations and push outs of demand during that quarter.

     The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. Future pricing actions by our competitors and us may also adversely impact our gross profit margins and profitability, which could also result in decreased liquidity and adversely affect our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--The wireless communications infrastructure equipment industry is extremely competitive..."

     While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability may be adversely affected. For a discussion of effects of declining average sales prices on our business, see "Additional Factors That May Affect Future
Results--Our average sales prices have declined...."

Operating Expenses

     Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, provisions for credit losses, and trade show expenses. Sales and marketing expenses decreased by 29% to $3.5 million for the quarter ended March 31, 2002, from $5.0 million for the quarter ended April 1, 2001. As a percentage of sales, sales and marketing expenses were 3.4% and 6.8% for the quarters ended March 31, 2002 and April 1, 2001, respectively. The decrease in sales and marketing expenses was primarily attributable to cost reduction efforts and reduced personnel costs. For the quarter ended March 31, 2002, approximately $0.03 million in sales and marketing expenses represents the amortization of a non-compete agreement acquired as part of our acquisition of Hewlett-Packard Company's RF power amplifier business in October 1998 (the "HP Acquisition"). This compares to approximately $0.2 million of sales and marketing expenses related to the amortization of a customer list and non-compete agreement from the HP Acquisition for the quarter ended April 1, 2001.

     Research and development expenses include ongoing RF power amplifier design and development expenses, as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, and next generation "2.5G" and "3G" products. Research and development expenses decreased by 23% to $8.4 million for the quarter ended March 31, 2002 from $10.9 million for the quarter ended April 1, 2001. Research and development expenses as a percentage of sales for the quarters ended March 31, 2002 and April 1, 2001 were 8.0% and 14.9%, respectively. The decrease in research and development expenses was primarily due to reductions in material and engineering expenditures as several of our design projects entered the production stage during the latter half of fiscal 2001.

     General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses decreased by 41% to $3.6 million for the quarter ended March 31, 2002, from $6.2 million for the quarter ended April 1, 2001. General and administrative expenses as a percentage of sales for the quarters ended March 31, 2002 and April 1, 2001 were 3.5% and 8.5%, respectively. The decrease in general and administrative expenses was primarily attributable to cost reduction efforts, reduced personnel costs, the non-recurrence of approximately $2.2 million of one-time expenses related to the move to our new Santa Ana headquarters during the first quarter of 2001, and the discontinuance of the amortization of goodwill pursuant to SFAS 142, which approximated $0.1 million during the quarter ended April 1, 2001.

Other Income (Expense)

     We earned other income, net, of $0.7 million during the first quarter of 2002, compared to $2.5 million for the first quarter of 2001. Other income consists primarily of interest income, net of any interest expense. The decrease in other income is primarily due to the decline in short-term interest rates on our cash investments and the recognition of a one-time gain of approximately $0.6 million from the sale of available-for-sale securities during the quarter ended April 1, 2001.

Provision (Benefit) for Income Taxes

     During the quarter ended March 31, 2002, we recorded a tax provision at a rate of 30.0% as compared to a tax benefit at a rate or 36.0% during the quarter ended April 1, 2001. The decrease in our effective tax rate is primarily due to the availability of various federal and state tax credits.

Liquidity and Capital Resources

     We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of March 31, 2002, we had working capital of $205.7 million, including $138.8 million in cash and cash equivalents as compared with working capital of $186.3 million at December 30, 2001, which included $123.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

     Net cash provided by operations was approximately $14.6 million during the quarter ended March 31, 2002, compared with cash used in operations of $6.1 million during the quarter ended April 1, 2001. The increase in cash flow from operating activities during the first quarter of 2002 as compared to the first quarter of 2001 is due to several factors, including our increased sales, improved inventory management and enhanced profitability. Our net accounts receivable increased to $67.3 million at March 31, 2002 from $59.7 million at December 30, 2001, consistent with the increase in our sales volume during the first quarter of 2002. Net inventories increased to $37.2 million at March 31, 2002, from $33.5 million at December 30, 2001 consistent with our increased production volume. Also consistent with our increased production volume, net accounts payable increased to $39.1 million at March 31, 2002 from $22.7 million at December 30, 2001.

     Total capital expenditures during the first quarter of 2002 and 2001 were approximately $1.0 million and $16.7 million, respectively. The majority of the capital spending during the first quarter of 2002 was for computer hardware and electronic test equipment utilized in our manufacturing and research and development areas. The majority of the capital spending during the first quarter of 2001 was for capital improvements to our new Santa Ana manufacturing and headquarters facility and the purchase of electronic test equipment to expand our manufacturing capacity.

     Net cash provided by financing activities was $2.0 million for the quarter ended March 31, 2002, compared to $3.5 million for the quarter ended April 1, 2001. Net cash provided by financing activities primarily represents proceeds from our employee's stock option exercises as well as proceeds from the issuance of common stock under our Employee Stock Purchase Plan. The amount of cash provided by employee option exercises is subject to various factors beyond our control, including the market price of our Common Stock and an individual's timing decisions regarding the exercise of such options. Therefore, we cannot be assured that this will continue to be a source of cash for Powerwave on an on-going basis.

     We currently have a $20 million revolving credit agreement with Comerica Bank-California. The credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (4.75% at March 31, 2002) or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility terminates on May 31, 2002 and is in the process of being renewed. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At March 31, 2002, we were in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us at March 31, 2002.

     We incur various obligations pursuant to capital and operating leases in our normal course of business. As of March 31, 2002, we had total short-term and long-term obligations under capital leases and operating leases of approximately $0.1 million and $6.8 million, respectively. We also incur various future purchase obligations with our vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders and, in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We estimate that the total value of our purchase obligations was approximately $31.0 million at March 31, 2002. We also issue standby letters of credit as security for liabilities related to our workers compensation insurance policies. As of March 31, 2002, our total commitments secured by standby letters of credit were approximately $0.1 million. We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and that the ultimate payments associated with these commitments will not have a material adverse impact on our liquidity position.

     We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations and fulfill our contractual commitments for at least the next 12 months. For the remainder of fiscal 2002, we currently anticipate capital spending on property and equipment to be in the range of approximately $10 million, and we plan to fund these expenditures from our existing cash balances. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We had cash and cash equivalents of $138.8 million at March 31, 2002, compared with $123.2 million at December 30, 2001, and we regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Therefore, no assurances can be given that we will continue to be able to generate positive operating cash flows or maintain/grow our existing cash balances. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --The wireless communications infrastructure equipment industry is extremely competitive; --Our average sales prices have declined; --Our success is tied to the growth of the wireless services market; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter...."

     In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may continue to do so selectively in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Although we presently have an unsecured line of credit in the amount of $20 million, no assurances can be given that we will be able to renew this line of credit under its current terms or obtain additional financing, if required in the future, on terms favorable to us and our shareholders. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependant on our credit rating and the market price for our common stock, which are both directly impacted by our ability to grow revenues and generate profits. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --The wireless communications infrastructure equipment industry is extremely competitive; --Our average sales prices have declined; --Our success is tied to the growth of the wireless services market; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter...."

Disclosure About Foreign Currency Risk

     We have operations in France, the United Kingdom and South Korea that incur expenses in foreign currencies. These expenses expose us to foreign currency transactions and result in gains and losses from such transactions. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 23% of our first quarter fiscal 2002 net sales, 41% of fiscal 2001 net sales, and 21% of fiscal 2000 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real and Argentine Peso. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers as well as their current financial performance and overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell additional products or services in the local currency of such customers. If we sell additional products or services in a foreign currency, we may be required to convert the payments received into U.S. dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

     Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and equity markets in the last few years. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers generally pay for our products with U.S. Dollars. The past strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won, effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Such a significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see "Additional Factors That May Affect Future Results--There are many risks associated with international operations..."

Disclosure About Terrorist Risk

     We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are not able to estimate or predict what long-term impact these events will have on us, our customers, our suppliers and market demand for our products. Since all of our manufacturing capability is located in the State of California, we may be exposed to risks that could include production delays or shutdowns due to terrorist attacks. Any reduction in demand or loss of customers could have a negative impact on our results of operations and future sales.

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

     Currently, most of our sales are denominated in U.S. Dollars. Based on the lack of transactions recorded in the euro, we do not believe that conversion to the euro will have a material effect on our financial position, results of operations or cash flows. In addition, we have not incurred and do not expect to incur any significant costs from the continued implementation of the euro, including any currency risk, which could materially affect our business, financial condition and results of operations.

     We have not experienced any significant operational disruptions to date due to the euro and do not currently expect the continued implementation of the euro to cause any significant operational disruptions.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to subject these assets to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

     Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143") was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

     The FASB issued Statement of Financial Accounting standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. We adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

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

     Our dependence on a small number of major customers exposes us to numerous risks, including:

     . slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;
     .    concentration of accounts receivable credit risk;
     .    changes in customer forecasts and demand;
     . customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and
     . direct competition should a customer decide to manufacture RF power amplifiers internally.

     For the quarter ended March 31, 2002, our largest customer, Nortel, accounted for approximately 36% of our net sales or $37.5 million. For fiscal 2001, Nortel accounted for approximately 44% of our net sales. For the first quarter of 2002, our next three largest customers (in alphabetical order) Cingular Wireless, Lucent and Nokia, each accounted for 10% or more of our net sales. During the first quarter of fiscal 2002, a number of major OEMs made announcements lowering their expectations for total wireless infrastructure demand for the remainder of 2002. If these forecasted reductions in overall market demand result in significant reductions in demand by our OEM customers, such reductions will have an adverse effect on our business, results of operations and financial condition. In addition, several of our customers continue to experience poor financial performance that has resulted in downgrades of their credit worthiness by outside credit rating agencies. While we perform ongoing credit evaluations and have not experienced any significant payment delays from these customers, further reductions in their financial liquidity could result in future payment delays and/or the non-payment of their accounts receivable, which in turn, could have an adverse effect on our business, results of operations and financial condition.

     There are several examples of the risks related to our customer and industry concentration. During 2001, we experienced an overall reduction in revenue of $147 million from our 2000 revenue levels, $80 million of which related to a single customer, Nortel. During 1998, we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis. As a result, our fiscal 1998 sales to South Korean customers decreased by approximately 60% to $30.2 million, or approximately 30% of total net sales, as compared to $99.3 million or approximately 83% of our total net sales for fiscal 1997.

     We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs' view of utilizing third party suppliers of RF power amplifiers. During the third quarter of 2001, Lucent announced that it had split off its internal power amplifier group to a new private entity called Celiant Corporation. During the first quarter of 2002, Andrew Corporation, a competitor, announced that it had entered into an agreement to acquire Celiant Corporation and expects to complete such acquisition by the end of the second quarter of 2002. During fiscal 2000, Ericsson purchased Microwave Power Devices, Inc., one of our competitors. Any shift in demand by an OEM away from utilizing third party suppliers of RF amplifiers could have a negative impact on our business, results of operations and financial condition. Additionally, OEM purchasers are impacted by their current view of wireless infrastructure deployments and orders for our products could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

     .    economic or political problems in the wireless operator's operating region;
     .    delays in government approvals required for system deployment;
     .    higher than anticipated network infrastructure costs;
     . technical delays in the development of new wireless protocols, such as 3G; and
     .    reduced subscriber demand for wireless services.

     In addition, from time to time, OEMs may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with wireless infrastructure deployments and OEMs' purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand that could exceed our production capacity and could negatively impact our ability to meet customers' demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.


     We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, including:

     . variations in the timing, cancellation, or rescheduling of customer orders and shipments;
     .    variations in manufacturing costs, capacities and efficiencies;
     . capacity and production constraints, including constraints associated with single-source component suppliers;
     .    delays in qualification of new products or redesigns by our customers;
     .    product failures and associated in-field service support costs;
     . competitive factors, including pricing, availability and demand for competing amplification products;
     . cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers' operating regions;
     . cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer;
     .    warranty expenses;
     .    the availability and cost of components;
     .    the timing, availability and sale of new products by us or our competitors;
     .    changes in the mix of products having differing gross margins;
     .    changes in average sales prices;

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

     A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single sources. We have experienced, and expect to continue to experience, shortages of single-sourced components. Shortages have compelled us to adjust our product designs and production schedules. If single-sourced components become unavailable in sufficient quantities, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and "retune" our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. In addition, our reliance on certain single-sourced components exposes us to quality control issues if such suppliers experience a failure in their production process. A failure in a single-sourced component could force us to repair or replace a product utilizing replacement components. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we cannot obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

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

     We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are employed on an at-will-basis and do not have non-compete agreements. Therefore, we have had, and may continue to have employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to protect it, we will continue to pursue all legal measures available to protect it and to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

     For the first quarter of fiscal 2002, fiscal years 2001, 2000, and 1999, international revenues (excluding North American sales) accounted for approximately 23%, 41%, 21%, and 33%, respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

     We have traditionally invoiced most of our international sales in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we may be paid in foreign currencies and, therefore, would become exposed to possible losses in foreign currency transactions. In addition, in December 2001, we acquired Toracomm Limited, a company located in Bristol, United Kingdom. Due to this acquisition, we will incur foreign currency expenses that will expose us to additional foreign currency transactions, and the resulting gains and losses from such transactions will be included in our operating results.

     Since we sell our products in many countries, the price of our products in those countries rises and our sales into those countries may fall when the U.S. dollar strengthens and becomes more expensive relative to the local currency of our foreign customers. This happened to us in South Korea during 1998. In addition, as we sell our products into foreign countries, our products can become subject to tariffs and import duties which raise the overall price of our products to such a level that our products are no longer competitive in price to locally based suppliers. If any of the above risks actually occurs, there may be a material adverse effect on our business, financial condition and results of operations.

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

     Our customers normally conduct significant technical evaluations of our products and our competitors' products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into any OEM's product. This qualification process involves a significant investment of time and resources from both the OEMs and us in order to ensure that our product designs are fully qualified to perform with each OEM's equipment. Individual wireless network operators can also subject our products to field and evaluation trials, which can last anywhere from one to nine months, before making a purchase. The qualification and evaluation process, as well as customer field trials, may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for that quarter could be materially adversely affected.

     Many wireless infrastructure manufacturers have internal RF power amplifier production capabilities and if these manufacturers begin offering their own RF power amplifiers, demand for our products would be reduced and our business, financial condition and results of operations would be materially adversely affected.

     Many of the leading wireless infrastructure equipment manufacturers internally manufacture their own RF power amplifiers. We believe that our existing customers continuously evaluate whether to manufacture their own RF power amplifiers. Certain of our customers regularly produce RF power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. During 2000, Ericsson, one of our OEM customers, purchased Microwave Power Devices, Inc., one of our competitors. In the event that our customers manufacture their own RF power amplifiers, such customers could reduce or eliminate their purchases of our products. We cannot guarantee that our current customers will continue to rely or expand their reliance on us as an external source of supply for their RF power amplifiers.

     Wireless infrastructure equipment manufacturers with internal manufacturing capabilities could also sell RF power amplifiers externally to other manufacturers, thereby competing directly with us. During 2001, Lucent announced the spinout of its internal amplifier group creating Celiant Corporation, and in early 2002, one of our competitors, Andrew Corporation, announced its planned acquisition of Celiant Corporation. Even if we are successful in selling our products to OEM customers, we believe that such customers will demand price and other concessions based on their ability to manufacture RF power amplifiers internally. If, for any reason, our major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require us to participate in joint venture manufacturing with them, our business, results of operations and financial condition could be materially adversely affected.

     Protection of our intellectual property is limited and we are at risk of third-party claims of infringement that could harm our competitive position.

     We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 16 U.S. patents, and we currently have 26 separate U.S. patent applications filed. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

     Our facilities are located in the State of California, which has experienced an electricity shortage, and we are not able to guarantee that we, or any of our suppliers located in California, will not experience any significant interruptions in electrical service to our or their facilities in the future.

     The two largest investor owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have experienced electricity generation shortages due to the collapse of California's deregulation strategy. Pacific Gas & Electric has declared voluntary bankruptcy in order to restructure its outstanding obligations, and Southern California Edison continues to operate with the potential risk of a future bankruptcy filing. The previous inability of these companies to purchase electricity resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas and Electric. As of April 23, 2002, we have not experienced any significant interruptions in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages that our customers or we may suffer as a result of interruptions of power supply. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to recalibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

     Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California's power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices skyrocketed over the past year. As a result, we have incurred significant increases in our electricity costs that are negatively impacting our results of operations. If wholesale prices continue to increase and these increases are passed on to end users, the operating expenses associated with our facilities will increase, which could further harm our results of operations.

     The communications industry is heavily regulated and we must obtain regulatory approvals to manufacture and sell our products and our customers must obtain approvals to operate our products. Any failure or delay by us, or any of our customers, to obtain such approvals would adversely impact our ability to sell our products.

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

     The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could adversely affect the market for our products. Deregulation of international communications industries, along with RF spectrum allocations made by the FCC, has increased the potential demand for our products. We cannot guarantee that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on us. The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may in the future cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays could have a material adverse effect on our business, results of operations and financial condition.

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


     We are at risk of litigation, which could result in substantial costs to us and adversely impact our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents and long-term debt. At March 31, 2002, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

     Currently, we do not enter into derivative financial instruments and we do not currently have any significant direct foreign currency exposure. Aside from the net operating costs of our foreign operations in South Korea, France and the United Kingdom, we do not transact business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at March 31, 2002.

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

     We currently do not have any material debt outstanding, so we do not have significant interest rate risk from a liability perspective. We do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates fell significantly during 2001 and have remained low during the first quarter of 2002. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. During fiscal 2001, we saw significant interest rate reductions as the U.S. Federal Reserve has aggressively lowered short-term interest rates. This has contributed to a significant reduction in interest income from our cash investments.

     Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our "Disclosure About Foreign Currency Risk" in this Form 10-Q for a more detailed description of the various risks involved in our international sales.

     We require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. We therefore are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements. If we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. In addition, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers' demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could adversely affect our business, results of operations and financial condition.

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

                                            POWERWAVE TECHNOLOGIES, INC.


Date:     April 23, 2002                   By: /s/  Kevin T. Michaels
          --------------                   -------------------------------------
                                                    Kevin T. Michaels
                                             Senior Vice President, Finance and
                                               Chief Financial Officer
                                               (Principal Accounting Officer)