Form 10-Q
period 2002-06-30
POWERWAVE TECHNOLOGIES INC
filed 2002-07-26
CIK 1023362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ________________ to ____________



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


                                   ----------


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[_]


       As of July 25, 2002, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 65,437,155.


================================================================================

                          POWERWAVE TECHNOLOGIES, INC.
                                      INDEX

Part I.   Financial Information                                                                                Page
                                                                                                               ----
          Item 1.  Condensed Financial Statements

                     Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited) and
                       December 30, 2001                                                                         3

                     Condensed Consolidated Statements of Operations (Unaudited) for the three and
                       six months ended June 30, 2002 and July 1, 2001                                           4

                     Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
                       for the three and six months ended June 30, 2002 and July 1, 2001                         5

                     Condensed Consolidated Statements of Cash Flows (Unaudited) for six months
                       ended June 30, 2002 and July 1, 2001                                                      6

                       Notes to Condensed Consolidated Financial Statements (Unaudited)                       7-11

          Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     12-30

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                   31

Part II.  Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders                                          32

          Item 6.  Exhibits and Reports on Form 8-K                                                             33

Signatures                                                                                                      34


This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the timing of and demand for 3G products and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to the Company's management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," or "will," or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Powerwave Technologies, Inc. 0may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors that are discussed in "Additional Factors That May Affect Future Results" under Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations", at pages 12-30. Because of these and other factors that may affect Powerwave's operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission ("SEC"), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. All reports filed with the SEC are available free of charge via Edgar through the SEC website at www.sec.gov. In addition, Powerwave provides copies of its Forms 8-K, 10-K and 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of such reports available through its website at www.powerwave.com/investor.html.

                          POWERWAVE TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                                 June 30,          December 30,
                                                                                                   2002               2001
                                                                                              --------------     --------------
                                     ASSETS                                                    (Unaudited)
Current Assets:
     Cash and cash equivalents ............................................................     $  157,025         $  123,171
     Accounts receivable, net of allowance for sales returns and doubtful accounts of  $3,169 and  $3,143 at June 30, 2002 and December 30, 2001,
       respectively .......................................................................         61,408             59,732
     Inventories ..........................................................................         41,307             33,525
     Prepaid expenses and other current assets ............................................          5,120              5,595
     Deferred tax assets ..................................................................         10,707             10,707
                                                                                                ----------         ----------
          Total current assets ............................................................        275,567            232,730

Property, plant and equipment .............................................................        146,640            144,540
Less accumulated depreciation and amortization ............................................        (52,331)           (42,748)
                                                                                                ----------         ----------
     Net property, plant and equipment ....................................................         94,309            101,792
                                                                                                ----------         ----------
Goodwill ..................................................................................          4,852              4,852
Deferred tax assets .......................................................................         10,544             21,194
Other non-current assets ..................................................................          4,045              2,449
                                                                                                ----------         ----------
TOTAL ASSETS ..............................................................................     $  389,317         $  363,017
                                                                                                ==========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable .....................................................................     $   40,000         $   22,692
     Accrued expenses and other liabilities ...............................................         18,550             20,928
     Current portion of long-term debt ....................................................            535                659
     Income taxes payable .................................................................          3,164              2,196
                                                                                                ----------         ----------
          Total current liabilities .......................................................         62,249             46,475

Long-term debt, net of current portion ....................................................             --                239
Other non-current liabilities .............................................................             77                 68
                                                                                                ----------         ----------
          Total liabilities ...............................................................         62,326             46,782
                                                                                                ----------         ----------

Commitments and Contingencies .............................................................             --                 --

Shareholders' Equity:
     Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares
        issued and outstanding ............................................................             --                 --
     Common Stock, $.0001 par value, 135,000 shares authorized, 65,428 shares issued and outstanding at June 30, 2002 and 65,081 shares issued and
        outstanding at December 30, 2001 ..................................................        245,758            242,100
     Retained earnings ....................................................................         81,233             74,135
                                                                                                ----------         ----------
          Total shareholders' equity ......................................................        326,991            316,235
                                                                                                ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................................     $  389,317         $  363,017
                                                                                                ==========         ==========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                            Three Months Ended             Six Months Ended
                                                        --------------------------     -------------------------
                                                         June 30,        July 1,       June 30,         July 1,
                                                           2002            2001          2002             2001
                                                        --------------------------     -------------------------
Net sales ..........................................    $  113,368      $   78,248     $  217,453     $  151,224
Cost of sales ......................................        91,797          67,910        177,179        136,293
                                                        ----------      ----------     ----------     ----------
Gross profit .......................................        21,571          10,338         40,274         14,931
Operating expenses:
    Sales and marketing ............................         3,396           3,602          6,937          8,578
    Research and development .......................         8,937           8,359         17,287         19,256
    General and administrative .....................         3,717           3,426          7,330          9,584
                                                        ----------      ----------     ----------     ----------
Total operating expenses ...........................        16,050          15,387         31,554         37,418
                                                        ----------      ----------     ----------     ----------

Operating income (loss) ............................         5,521          (5,049)         8,720        (22,487)
Other income, net ..................................           732           1,332          1,419          3,878
                                                        ----------      ----------     ----------     ----------

Income (loss) before income taxes ..................         6,253          (3,717)        10,139        (18,609)
Provision (benefit) for income taxes ...............         1,876          (1,338)         3,042         (6,699)
                                                        ----------      ----------     ----------     ----------

Net income (loss) ..................................    $    4,377      $   (2,379)    $    7,097     $  (11,910)
                                                        ==========      ==========     ==========     ==========

Basic earnings (loss) per share ....................    $      .07      $     (.04)    $      .11     $     (.19)
                                                        ==========      ==========     ==========     ==========

Diluted earnings (loss) per share ..................    $      .07      $     (.04)    $      .11     $     (.19)
                                                        ==========      ==========     ==========     ==========

Basic weighted average common shares ...............        65,415          64,061         65,324         63,879
                                                        ==========      ==========     ==========     ==========

Diluted weighted average common shares .............        66,223          64,061         66,449         63,879
                                                        ==========      ==========     ==========     ==========

   The accompanying notes are an integral part of these condensed consolidated financial statements

                          POWERWAVE TECHNOLOGIES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)
                                 (in thousands)

                                                       Three Months Ended             Six Months Ended
                                                  ---------------------------    --------------------------
                                                   June 30,        July 1,         June 30,        July 1,
                                                     2002           2001             2002           2001
                                                  ---------------------------    --------------------------
Net income (loss) ............................    $    4,377       $  (2,379)      $   7,097      $ (11,910)
                                                  ----------       ---------       ---------      ---------
Other comprehensive income (loss), net of
tax:
   Reclassification of unrealized gains for
      amounts included in net income (loss) ..            --              --                           (276)
                                                  ----------       ---------       ---------      ---------
Other comprehensive income (loss) ............            --              --                           (276)
                                                  ----------       ---------       ---------      ---------
Comprehensive income (loss) ..................    $    4,377       $  (2,379)      $   7,097      $ (12,186)
                                                  ==========       =========       =========      =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                          POWERWAVE TECHNOLOGIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                Six Months Ended
                                                                                        ---------------------------------
                                                                                            June 30,           July 1,
                                                                                              2002              2001
                                                                                        ---------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ................................................................     $  7,097           $(11,910)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
        Depreciation and amortization ................................................       10,485             13,772
        Provision for sales returns and doubtful accounts ............................           26                256
        Compensation costs related to stock options ..................................           30                 30
        Loss on disposal of property, plant and equipment ............................          258                  2
        Gain on sale of available-for-sale securities ................................           --               (568)
    Changes in operating assets and liabilities:
        Accounts receivable ..........................................................       (1,702)            16,565
        Inventories ..................................................................       (7,781)            (9,778)
        Prepaid expenses and other current assets ....................................          476              1,847
        Income taxes .................................................................       12,644             (6,082)
        Accounts payable .............................................................       17,308            (18,077)
        Accrued expenses and other liabilities .......................................       (2,378)            (2,265)
        Other non-current assets .....................................................       (2,206)                29
        Other non-current liabilities ................................................            9               (175)
                                                                                           --------           ---------
            Net cash provided by (used in) operating activities ......................       34,266            (16,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ........................................       (2,684)           (18,867)
    Proceeds from the sale of property, plant and equipment ..........................           33                 --
    Proceeds from the sale of available-for-sale securities ..........................           --                568
    Payment received on notes receivable .............................................           --                 26
                                                                                           --------           --------
            Net cash used in investing activities ....................................       (2,651)           (18,273)

CASH FLOW FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt .............................................         (364)              (164)
    Proceeds from the sale of stock under Employee Stock Purchase Plan ...............        1,169              1,622
    Proceeds from exercise of stock options ..........................................        1,434              3,626
                                                                                           --------           --------
            Net cash provided by financing activities ................................        2,239              5,084
                                                                                           --------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................       33,854            (29,543)
CASH AND CASH EQUIVALENTS, beginning of period .......................................      123,171            128,733
                                                                                           --------           --------
CASH AND CASH EQUIVALENTS, end of period .............................................     $157,025           $ 99,190
                                                                                           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid (received) for:
        Interest .....................................................................     $     43           $     46
                                                                                           ========           ========
        Income taxes .................................................................     $ (9,602)          $   (627)
                                                                                           ========           ========

NON CASH ITEMS:
    Tax benefit related to stock option exercises ....................................     $    996           $  3,419
                                                                                           ========           ========
    Tax benefit related to the issuance of Common Stock under the Employee
        Stock Purchase Plan ..........................................................     $     30           $     57
                                                                                           ========           ========
    Acquisition of property and equipment through capital leases .....................     $     --           $    128
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

                          POWERWAVE TECHNOLOGIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 (in thousands, except share and per share data)

Basis of Presentation

     The accompanying condensed consolidated financial statements of Powerwave Technologies, Inc. and Subsidiaries ("Powerwave" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

     The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 29, 2002 ("fiscal 2002"). For further information on additional factors that may affect future results, please refer to "Management Discussion and Analysis of Financial Condition and Results of Operations" under Item 2 and the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

Earnings (Loss) Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings
(loss) per share are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares of 1,422,582 and 1,945,282 have been excluded from diluted weighted average common shares for the three month and the six month periods ended July 1, 2001, respectively, as the effect would be anti-dilutive.

     The following details the calculation of basic and diluted earnings (loss) per share:

                                                       Three Months Ended                 Six Months Ended
                                                  -----------------------------     -----------------------------
                                                     June 30,      July 1,             June 30,       July 1,
                                                       2002          2001                2002          2001
                                                  -----------------------------     -----------------------------
     Basic:
        Basic weighted average common shares ....       65,415        64,061               65,324         63,879
        Net income (loss) .......................     $  4,377      $ (2,379)           $   7,097      $ (11,910)
                                                      --------      --------            ---------      ---------
        Basic earnings (loss) per share .........     $    .07      $   (.04)           $     .11      $    (.19)
                                                      ========      ========            =========      =========

     Diluted:
        Basic weighted average common shares ....       65,415        64,061               65,324         63,879
        Potential common shares .................          808            --                1,125             --
                                                      --------      --------            ---------      ---------
        Diluted weighted average common shares ..       66,223        64,061               66,449         63,879
        Net income (loss) .......................     $  4,377      $ (2,379)           $   7,097      $ (11,910)
                                                      --------      --------            ---------      ---------
        Diluted earnings (loss) per share .......     $    .07      $   (.04)           $     .11      $    (.19)
                                                      ========      ========            =========      =========

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

     Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"), was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on the Company's consolidated financial statements.

     The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on the Company's consolidated financial statements.

Inventories

     Net inventories consist of the following:

                                                                    June 30,        December 30,
                                                                       2002             2001
                                                                 ----------------  ---------------
  Parts and components .......................................       $  14,527         $ 14,436
  Work-in-process ............................................           7,667            9,612
  Finished goods .............................................          19,113            9,477
                                                                     ---------         --------
  Total                                                              $  41,307         $ 33,525
                                                                     =========         ========

     Inventories are net of an allowance for excess and obsolete inventory of $9,101 and $11,114 as of June 30, 2002 and December 30, 2001, respectively.

Employee Stock Purchase Plan

     The tenth offering under Powerwave's Employee Stock Purchase Plan (the "ESPP") concluded on January 31, 2002 with 76,400 shares of the Company's Common Stock purchased under the ESPP at a price per share of $15.30. At June 30, 2002, there were rights to purchase approximately 119,000 shares of common stock outstanding under the ESPP's eleventh offering, which will conclude on July 31, 2002.

Stock Option Plans

     The following is a summary of stock option transactions under Powerwave's stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, 1996 Director Stock Option Plan, 2000 Stock Option Plan and the 2002 Stock Option Plan, for the six months ended June 30, 2002:

                                             Number of                                              Weighted
                                          Option Shares      Price Per     Number of Options         Average
                                           Outstanding         Share           Exercisable        Exercise Price
                                           -----------         -----           -----------        --------------
    Balance at December 30, 2001 .......    8,022,211     $  0.82-$73.56        3,319,001             $13.54
                                                                                =========             ======
         Granted .......................      763,750     $  7.48-$20.10
         Exercised .....................     (280,122)    $  0.82-$11.67
         Canceled ......................     (331,435)    $  6.40-$63.63
                                          -----------
    Balance at June 30, 2002 ...........    8,174,404     $  0.82-$73.56        4,004,498             $15.46
                                          ===========                           =========             ======

       At June 30, 2002, a total of 3,239,843 shares were available for grant under all of the Company's stock option plans.

       During each of the six months ended June 30, 2002 and July 1, 2001, the Company recorded compensation expense related to stock options of approximately $30. The remaining unamortized compensation expense as of June 30, 2002 was approximately $67 and will be amortized through September 2003.

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

       Future minimum lease payments required under all operating leases at June 30, 2002 are payable as follows:

        Fiscal Year:
          Remainder of 2002 .......................................  $   700
          2003 ....................................................    1,433
          2004 ....................................................    1,444
          2005 ....................................................    1,181
          2006 ....................................................    1,129
          Thereafter ..............................................      507
                                                                     -------
        Total future minimum lease payments .......................  $ 6,394
                                                                     =======

       The Company is subject to various legal proceedings from time to time as part of its business. As of June 30, 2002, Powerwave is not currently party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would have a material adverse effect on its business, financial condition or results of operations.

Segment Information

       Powerwave operates in a single business segment as a designer and manufacturer of radio frequency (RF) power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the RF frequency in which the product is utilized, i.e. 800-1000 MHz commonly referred to as "Cellular," 1800-2000 MHz, commonly referred to as "PCS" and over 2000 MHz, which includes "3G" frequency bands. Cost of sales, operating expenses and specific assets are not tracked or allocated to these RF frequency ranges. The following schedule presents an analysis of Powerwave's net sales based upon RF frequency range.

                                                              800-1000    1800-2000       2000+
                                                                 MHz          MHz          MHz         Total
                                                            ---------------------------------------------------
Net sales for the three months ended June 30, 2002 ........   $ 65,265      $ 36,478    $ 11,625    $ 113,368
Net sales for the three months ended July 1, 2001 .........   $ 52,375      $  8,097    $ 17,776    $  78,248


Net sales for the six months ended June 30, 2002 ..........   $130,713      $ 56,874    $ 29,866    $ 217,453
Net sales for the six months ended July 1, 2001 ...........   $ 98,748      $ 20,039    $ 32,437    $ 151,224

       The following schedule presents an analysis of Powerwave's net sales based upon the geographic location of our customers:

                                                                  North                Europe and Other
                                                                 America       Asia      International      Total
                                                                 -------       ----      -------------      -----
Net sales for the three months ended June 30, 2002 ........     $  78,243    $ 10,871       $ 24,254      $ 113,368
Net sales for the three months ended July 1, 2001 .........     $  33,148    $ 24,224       $ 20,876      $  78,248

Net sales for the six months ended June 30, 2002 ..........     $ 158,056    $ 12,479       $ 46,918      $ 217,453
Net sales for the six months ended July 1, 2001 ...........     $  73,940    $ 38,575       $ 38,709      $ 151,224

       North American sales include sales to the United States and Canada. Asian sales include sales to South Korea and all locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. For the quarters ended June 30, 2002 and July 1, 2001, sales to Canada were $29,589 and $13,299, respectively. Sales to Canada were $60,580 and $23,525 for the six months ended June 30, 2002 and July 1, 2001, respectively. For the quarters ended June 30, 2002 and July 1, 2001, sales to South Korea were $8,414 and $20,882, respectively. Sales to South Korea were $9,767 and $33,701 for the six months ended June 30, 2002 and July 1, 2001, respectively.

       The majority of Powerwave's assets are located in the United States, within the State of California. Total accounts receivable as of June 30, 2002 include 21% from customers based in the United States, 40% from customers based in Canada, and 10% from customers based in Finland.

Customer Concentrations

       Powerwave's product sales have historically been concentrated in a small number of customers. During the quarter ended June 30, 2002, sales to one customer accounted for approximately 42% of net sales and sales to two other customers each accounted for 10% or more of net sales. For the quarter ended July 1, 2001, sales to one customer accounted for approximately 45% of net sales and sales to two other customers each accounted for 10% or more of net sales. For the six months ended June 30, 2002, sales to one customer accounted for approximately 39% of net sales and sales to three other customers each accounted for 10% or more of net sales. For the six months ended July 1, 2001, sales to one customer accounted for approximately 41% of net sales and sales to one other customer accounted for 10% or more of net sales. The loss of or reduction in sales to any of these customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Supplier Concentrations

       Certain of the Company's products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single sources. Any inability to obtain single-sourced components in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company's business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Related Party Transactions

       During the quarter ended June 30, 2002, an officer of the Company repaid a $1.4 million bridge loan that was issued by the Company in connection with such officer's relocation to Southern California. The Company has no knowledge of other significant transactions with, receivables from or payables to, officer or significant shareholders of the Company.

       The President and CEO of the Company, Bruce Edwards, is a member of the Board of Directors of Metawave Communications Corporation ("Metawave"), a supplier of "smart" antennas to the wireless communications market and a customer of the Company. During the quarter ended June 30, 2002, the Company had net sales to Metawave in the amount of $815 and no sales for the quarter ended July 1, 2001. The Company had net sales of $2,239 and $3,772 to Metawave for the six months ended June 30, 2002 and July 1, 2001, respectively. Total outstanding accounts receivable from Metawave were $332 and $1,804 at June 30, 2002 and July 1, 2001, respectively.

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

Significant Accounting Policies

       We prepare the consolidated financial statements of Powerwave in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a significant impact on the reported amounts of revenue, expenses, assets and liabilities in our financial statements. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Accounts Receivable

       We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables and our future operating results. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues..."

Inventories

       We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during 2001, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. See "Additional Factors That May Affect Future Results--We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter... and --The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change..."

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

Results of Operations

       The following table summarizes our results of operations as a percentage of net sales for the three and six months ended June 30, 2002 and July 1, 2001.

                                                            As a Percentage of Net Sales
                                            ----------------------------  ------------------------------
                                                Three Months Ended                 Six Months Ended
                                            ----------------------------  ------------------------------
                                             June 30,           July 1,         June 30,         July 1,
                                               2002              2001             2002            2001
                                            ----------------------------  ------------------------------
Net sales .................................   100.0%             100.0%          100.0%          100.0%
Cost of sales .............................    81.0               86.8            81.5            90.1
                                              -----             ------           -----           -----
Gross profit ..............................    19.0               13.2            18.5             9.9
Operating expenses:
     Sales and marketing ..................     3.0                4.6             3.2             5.7
     Research and development .............     7.9               10.7             7.9            12.7
     General and administrative ...........     3.2                4.4             3.4             6.4
                                              -----             ------           -----           -----
Total operating expenses ..................    14.1               19.7            14.5            24.8

Operating income (loss) ...................     4.9               (6.5)            4.0           (14.9)
Other income, net .........................     0.6                1.7             0.7             2.6
                                              -----             ------           -----           -----

Income (loss) before income taxes .........     5.5               (4.8)            4.7           (12.3)
Provision (benefit) for income taxes ......     1.6               (1.7)            1.4            (4.4)
                                              -----             ------           -----           -----

Net income (loss) .........................     3.9%              (3.1)%           3.3%           (7.9)%
                                              =====             ======           =====           =====

Three months ended June 30, 2002 and July 1, 2001

Net Sales

       Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 45% to $113.4 million for the quarter ended June 30, 2002 from $78.2 million for the quarter ended July 1, 2001. The increase in revenue was attributed to increased demand for wireless infrastructure products in the Cellular and PCS frequency ranges, offset by a reduction in demand for products in the over 2000 MHz frequency range. For the quarter ended June 30, 2002, total sales of products for networks in the Cellular frequency range accounted for approximately 58% of sales or $65.3 million, compared to approximately 67% of sales or $52.3 million for the quarter ended July 1, 2001. Sales of products for networks in the PCS frequency range accounted for approximately 32% of sales or $36.5 million for the second quarter of 2002, compared to approximately 10% of sales or $8.1 million for the second quarter of 2001. For the quarter ended June 30, 2002, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 10% of sales or $11.6 million, as compared to 23% of sales or $17.8 million for the quarter ended July 1, 2001.

       We track the geographic location of our sales based upon the location of our customers. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products. Sales to customers in North America accounted for the majority of our sales, comprising approximately 69% of revenue or $78.2 million for the quarter ended June 30, 2002, compared to approximately 42% of revenue or $33.1 million for the quarter ended July 1, 2001. Total international sales (excluding North American sales) accounted for approximately 31% of revenues or $35.1 million for the quarter ended June 30, 2002, compared to approximately 58% or $45.1 million for the quarter ended July 1, 2001. Total Asian sales decreased to $10.9 million for the quarter ended June 30, 2002 from $24.2 million for the quarter ended July 1, 2001. Total Asian sales accounted for approximately 10% of revenues in the second quarter of 2002 compared to approximately 31% of revenues in the second quarter of 2001. Total sales to Europe and other international locations increased to $24.3 million or 21% of revenues for the quarter ended June 30, 2002, as compared to $20.9 million or 27% for the quarter ended July 1, 2001. See "Additional Factors That May Affect Future Results--We rely upon a few customers for a significant amount of our revenues...; --Our success is tied to the growth of the wireless services market; and --There are many risks associated with international operations"

       For the second quarter ended June 30, 2002, total sales to Nortel Networks Corporation and related entities ("Nortel") accounted for approximately 42% of revenues and sales to Cingular Wireless and Nokia Networks ("Nokia") each accounted for 10% or more of revenues for the quarter. Total sales to Nortel accounted for approximately 45% of revenues for the quarter ended July 1, 2001 and sales to LG Information & Communications, Ltd. ("LGIC") and Samsung Electronics Co. Ltd. ("Samsung") each accounted for 10% or more of revenues for such quarter. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as LM Ericsson Telephone Company ("Ericsson"), Lucent Technologies, Inc. ("Lucent"), Motorola, Inc. ("Motorola"), Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs' strategy concerning the outsourcing of RF power amplifiers. During the first half of fiscal 2002, several major OEMs made announcements that they were lowering their expectations for wireless infrastructure demand for the remainder of 2002. If OEMs significantly reduce their demand for our products, our business, financial condition and results of operations would be negatively impacted.

       A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules for both North American and international deployments, including deployments in the United States, Europe, Asia, South America and other areas. Such factors include economic slowdowns in the wireless operator's operating region, the inability of wireless network operators to fund infrastructure deployment plans, delays in government approvals required for system deployment, reduced subscriber demand for wireless services, high prices for new spectrum licenses, increased competition and bidding between OEMs for infrastructure contracts, and delays in the development and delivery of telephone handsets and base station equipment that are compatible with new wireless protocols. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Some OEMs, such as Ericsson, have acquired our competitors to strengthen their vertical integration. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating income, which has harmed and may continue to harm our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --There are many risks associated with international operations...; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter"

Gross Profit

       Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the second quarter of fiscal 2002 and 2001 were 19.0% and 13.2%, respectively. The increase in our gross profit margins during the second quarter of 2002 as compared to the second quarter of 2001 is due to several factors, the most significant being the large increase in revenues, higher absorption of manufacturing overhead expenses and improved manufacturing efficiencies associated with the increased production rates realized in the second quarter of fiscal 2002. The second quarter of fiscal 2001 was negatively impacted by an unanticipated reduction in revenues during that quarter that resulted in lower absorption of manufacturing overhead expense and increased labor costs, when viewed as a percentage of revenue.

       The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. Future pricing actions by our competitors and us may also adversely impact our gross profit margins and profitability, which could also result in decreased liquidity and adversely affect our business, financial condition and results of operations. See "Additional Factors That May Affect Future Results--The wireless communications infrastructure equipment industry is extremely competitive"

       While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability may be adversely affected. For a discussion of effects of declining average sales prices on our business, see "Additional Factors That May Affect Future Results--Our average sales prices have declined"

Operating Expenses

       Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, provisions for credit losses, and trade show expenses. Sales and marketing expenses decreased by 5.7% to $3.4 million for the quarter ended June 30, 2002, from $3.6 million for the quarter ended July 1, 2001. As a percentage of sales, sales and marketing expenses were 3.0% and 4.6% for the quarters ended June 30, 2002 and July 1, 2001, respectively. The decrease in sales and marketing expenses was primarily attributable to continued cost reduction efforts and reduced personnel costs. For the quarter ended June 30, 2002, approximately $0.03 million in sales and marketing expenses represents the amortization of a non-compete agreement acquired as part of our acquisition of Hewlett-Packard Company's RF power amplifier business in October 1998 (the "HP Acquisition"). This compares to approximately $0.2 million of sales and marketing expenses related to the amortization of a customer list and non-compete agreement from the HP Acquisition for the quarter ended July 1, 2001.

       Research and development expenses include ongoing RF power amplifier design and development expenses, as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, and next generation "2.5G" and "3G" products. Research and development expenses increased by 7.0% to $8.9 million for the quarter ended June 30, 2002, from $8.4 million for the quarter ended July 1, 2001. Research and development expenses as a percentage of sales for the quarters ended June 30, 2002 and July 1, 2001 were 7.9% and 10.7%, respectively. The increase in the dollar amount of research and development expenses was primarily due to increased staffing and associated engineering costs related to continued new product development efforts, and existing product cost reduction and enhancement efforts.

       General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 8.5% to $3.7 million for the quarter ended June 30, 2002, from $3.4 million for the quarter ended July 1, 2001. General and administrative expenses as a percentage of sales for the quarters ended June 30, 2002, and July 1, 2001 were 3.2% and 4.4%, respectively. The increase in the absolute dollar amount of general and administrative expenses was primarily attributable to increased professional fees which was partially offset by the discontinuance of the amortization of goodwill pursuant to SFAS 142, which approximated $0.1 million during the quarter ended July 1, 2001.

Other Income (Expense)

       We earned other income, net, of $0.7 million during the second quarter of 2002, compared to $1.3 million for the second quarter of 2001. Other income consists primarily of interest income, net of any interest expense. The decrease in other income is primarily due to the decline in short-term interest rates on our cash investments.

Provision (Benefit) for Income Taxes

       During the quarter ended June 30, 2002, we recorded a tax provision at a rate of 30.0% as compared to a tax benefit at a rate of 36.0% for the quarter ended July 1, 2001. The decrease in our effective tax rate is primarily due to the availability of various federal and state tax credits.

Six months ended June 30, 2002 and July 1, 2001

Net Sales

       Net sales increased by 44% to $217.5 million for the six months ended June 30, 2002, from $151.2 million for the six months ended July 1, 2001. The increase in revenue was attributed to increased sales of our products covering the Cellular and PCS frequency ranges. For the six months ended June 30, 2002, total sales of products for networks in the 800-1000 MHz range accounted for approximately 60% of revenues or $130.7 million, compared to approximately 65% of revenues or $98.7 million for the six months ended July 1, 2001. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 26% of revenues or $56.9 million for the first six months of 2002, compared to approximately 13% of revenues or $20.0 million for the first six months of 2001. Sales of products for networks in the over 2000 MHz range accounted for approximately 14% of revenues or $29.9 million for the first six months of 2002, compared to approximately 22% of revenues or $32.4 million for the first six months of 2001.

       Total sales to North American customers accounted for approximately 73% or $158.1 million of revenues for the six months ended June 30, 2002, compared with approximately 49% or $73.9 million for the six months ended July 1, 2001. Our total international sales (excluding North American sales) accounted for approximately 27% of revenues or $59.4 million for the six months ended June 30, 2002, compared with approximately 51% or $77.3 million for the six months ended July 1, 2001. Total Asian sales accounted for approximately 6% or $12.5 million of revenues in the first six months of 2002 compared to approximately 26% or $38.6 million in the first six months of 2001. Total sales to Europe and other international locations increased to $46.9 million or 21% of revenues for the six months ended June 30, 2002, as compared to $38.7 million or 25% of revenues for the six months ended July 1, 2001. See "Additional factors that may affect future results -- We rely on a few customers for a significant amount of our revenues...; -- Our success is tied to the growth of the wireless services market...; and -- There are many risks associated with international operations..."

       For the first six months of 2002, total sales to Nortel accounted for approximately 39% of revenues and sales to and sales to Cingular Wireless, Lucent and Nokia each accounted for 10% or more of revenues. For the first six months of 2001, total sales to Nortel accounted for approximately 41% of revenues and sales to Samsung accounted for 10% or more of revenues. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --There are many risks associated with international operations...; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter"

Gross Profit

       Gross profit margins for the first six months of fiscal 2002 and 2001 were 18.5% and 9.9%, respectively. The increase in gross margins during the first six months of 2002 as compared to the first six months of 2001 was primarily due to several factors, the most significant being the large increase in revenues, higher absorption of manufacturing overhead expenses and improved manufacturing efficiencies associated with the increased production rates realized in fiscal 2002. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; and -- Our success is tied to the growth of the wireless services market..."

Operating Expenses

       Sales and marketing expenses decreased by 19% to $6.9 million for the six months ended June 30, 2002 from $8.6 million for the six months ended July 1, 2001. As a percentage of sales, sales and marketing expenses were 3.2% and 5.7% for the six months ended June 30, 2002 and July 1, 2001, respectively. The decrease in sales and marketing expenses was primarily attributable to cost reduction efforts and reduced personnel costs.

       Research and development expenses decreased to $17.3 million for the six months ended June 30, 2002 from $19.3 million for the six months ended July 1, 2001. Research and development expenses as a percentage of sales for the six months ended June 30, 2002 and July 1, 2001 were 7.9% and 12.7%, respectively. The decrease in research and development expenses was primarily due to reductions in material and engineering expenses in fiscal 2002 as several of our design projects entered into the production stage during fiscal 2001.

       General and administrative expenses decreased to $7.3 million for the six months ended June 30, 2002, from $9.6 million for the six months ended July 1, 2001. General and administrative expenses as a percentage of sales were 3.4% and 6.4%, respectively. The decrease in general and administrative expenses was primarily attributable to approximately $2.2 million of one-time expenses related to the move to our new Santa Ana headquarters during the first quarter of 2001, and the discontinuance of the amortization of goodwill pursuant to SFAS 142, which approximated $0.2 million during the six months ended July 1, 2001.

Other Income (Expense)

       We earned $1.4 million of other income, net, during the first six months of 2002 compared to $3.9 million of other income, net, earned in the first six months of 2001. Other income consists primarily of interest income, net of any interest expense. The decrease in other income was primarily due to the decline in short-term interest rates on our cash investments and the recognition of a one-time gain of approximately $0.6 million from the sale of available-for-sale securities during the first six months of 2001.

Provision for Income Taxes

       We recorded a tax provision at a rate of 30.0% for the six months ended June 30, 2002 and a tax benefit at a rate of 36.0% for the six months ended July 1, 2001. The decrease in our effective tax rate was primarily due to the availability of various federal and state tax credits.

Liquidity and Capital Resources

       We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of June 30, 2002, we had working capital of $213.3 million, including $157.0 million in cash and cash equivalents as compared to working capital of $186.3 million at December 30, 2001, which included $123.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

       Net cash provided by operations was approximately $34.3 million during the six months ended June 30, 2002, compared with cash used in operations of $16.4 million during the six months ended July 1, 2001. The increase in cash flow from operating activities during the first six months of 2002 as compared to the first six months of 2001 is due to several factors, including enhanced operating profitability associated with our increased sales during 2002, improved inventory management, and the carryback of our fiscal 2001 net operating loss which resulted in income tax refunds of approximately $9.6 million. Our net accounts receivable increased to $61.4 million at June 30, 2002 from $59.7 million at December 30, 2001, consistent with the increase in our sales volume during the second quarter of 2002. Net inventories increased to $41.3 million at June 30, 2002, from $33.5 million at December 30, 2001 consistent with our increased production volume. Also consistent with our increased production volume, net accounts payable increased to $40.0 million at June 30, 2002 from $22.7 million at December 30, 2001.

       Total capital expenditures during the first six months of 2002 and 2001 were approximately $2.7 million and $18.9 million, respectively. The majority of the capital spending during the first six months of 2002 was for computer hardware and software, tooling and electronic test equipment utilized in our manufacturing and research and development areas. The majority of the capital spending for the first six months of 2001 was for capital improvements to our new Santa Ana manufacturing and headquarters facility as well as the purchase of electronic test equipment to expand our manufacturing capacity.

       Net cash provided by financing activities was $2.2 million for the quarter ended June 30, 2002, compared to $5.1 million for the quarter ended July 1, 2001. Net cash provided by financing activities for the periods primarily represents proceeds from employee stock option exercises as well as proceeds from the issuance of common stock under our Employee Stock Purchase Plan. The amount of cash provided by employee option exercises is subject to various factors beyond our control, including the market price of our Common Stock and an individual's timing decisions regarding the exercise of such options. Therefore, we cannot be assured that this will continue to be a source of cash for Powerwave on an on-going basis.

       Effective May 31, 2002, we renewed our $20 million revolving credit agreement with Comerica Bank-California for a period of one year. The credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the "Revolving Commitment Amount"). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount, payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank's prime rate (4.75% at June 30, 2002) or the bank's LIBOR rate plus an applicable LIBOR Margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility terminates on May 31, 2003. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At June 30, 2002, we were in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us at June 30, 2002.

       We incur various obligations pursuant to capital and operating leases in our normal course of business. As of June 30, 2002, we had total short-term and long-term obligations under operating leases of approximately $1.5 million and $4.9 million, respectively, and no obligations under capital leases. We also incur various future purchase obligations with our vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders and, in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We estimate that the total value of our purchase obligations was approximately $19.8 million at June 30, 2002. In addition, we issue standby letters of credit as security for liabilities related to our workers compensation insurance policies. As of June 30, 2002, our total commitments secured by standby letters of credit were approximately $0.3 million. We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and that the ultimate payments associated with these commitments will not have a material adverse impact on our liquidity position.

       We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations and fulfill our contractual commitments for at least the next 12 months. For the remainder of fiscal 2002, we currently anticipate capital spending on property and equipment to be in the range of approximately $7.5 million, and we plan to fund these expenditures from our existing cash balances. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We had cash and cash equivalents of $157.0 million at June 30, 2002, compared with $123.2 million at December 30, 2001, and we regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. During the first half of fiscal 2002, several major OEM's made announcements that they were lowering their expectations for wireless infrastructure demand for the remainder of 2002. No assurances can be given that we will continue to be able to generate positive operating cash flows or maintain/grow our existing cash balances. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --The wireless communications infrastructure equipment industry is extremely competitive; --Our average sales prices have declined; --Our success is tied to the growth of the wireless services market; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter"

       In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may continue to do so selectively in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependant on our credit rating and the market price for our common stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. See "Additional Factors That May Affect Future Results --We rely upon a few customers for a significant amount of our revenues...; --The wireless communications infrastructure equipment industry is extremely competitive; --Our average sales prices have declined; --Our success is tied to the growth of the wireless services market; and --We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter"

Disclosure About Foreign Currency Risk

       We have operations in France, the United Kingdom and South Korea that incur expenses in foreign currencies. These expenses expose us to foreign currency transactions and result in gains and losses from such transactions. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 27% of our net sales for the first six months of 2002, 41% of our fiscal 2001 net sales, and 21% of our fiscal 2000 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region's currencies, including the Brazilian Real and Argentine Peso. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer's local currency and banking market may negatively impact such customer's ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell additional products or services in the local currency of such customers. If we sell additional products or services in a foreign currency, we may be required to convert the payments received into U.S. dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

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

       We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are unable to estimate or predict what long-term impact these events will have on us, our customers, our suppliers and market demand for our products. Since all of our manufacturing capability is located in the State of California, we may be exposed to risks that could include production delays or shutdowns due to terrorist attacks. Any reduction in demand or loss of customers could have a negative impact on our results of operations and future sales.

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

       Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets ("SFAS 143"), was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with early adoption permitted. We adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

       The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. We adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

Additional Factors That May Affect Our Future Results

Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated in this document, which reflect our current expectations. These factors include the following:

           . the ability to add new customers to reduce our dependence on any one customer;
           .  the ability to maintain our existing customers;
           . the ability to timely develop and produce commercially viable products at competitive prices;
           . industry specific factors, including a slowdown in the demand for wireless communications and RF power amplifiers;
           .  the impact of any reduction in demand for our products;
           .  the ability to manage expense levels given reductions in demand;
           . the ability to increase demand for our products from major wireless infrastructure original equipment manufacturers, or OEMs;
           . the ability to produce both new and existing products which meet the quality standards and price targets of both our existing and potential new customers;
           . the ability to ramp-up production of new products in both a timely and cost effective manner;
           .  the ability to manage rapid change in demand for our products;
           .  the availability and cost of components;
           . the ability to finance our activities and maintain our financial liquidity;
           . the ability of our products to operate and be compatible with various OEMs' base station equipment;
           . worldwide and regional economic downturns and unfavorable political conditions;
           . the ability to maintain a stable and reliable source of electricity to support our operations at a reasonable cost;
           . the ability to manage future product repairs; and . the ability to accurately anticipate customer demand.


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

       For the six months ended June 30, 2002, our largest customer, Nortel, accounted for approximately 39% of our net sales or $85.0 million. For fiscal 2001, Nortel accounted for approximately 44% of our net sales. For the first six months of 2002, our next three largest customers (in alphabetical order) Cingular Wireless, Lucent and Nokia, each accounted for 10% or more of our net sales. During the first six months of fiscal 2002, a number of major OEMs made announcements lowering their expectations for total wireless infrastructure demand for the remainder of 2002. If these forecasted reductions in overall market demand result in significant reductions in demand by our OEM customers, such reductions will have an adverse effect on our business, results of operations and financial condition. In addition, several of our major OEM customers continue to experience poor financial performance that has resulted in downgrades of their credit worthiness by outside credit rating agencies and significant reductions in their common stock price and overall market value. While we perform ongoing credit evaluations and have not experienced any significant payment delays from these customers, further reductions in their financial liquidity could result in future payment delays and/or the declaration of bankruptcy causing the non-payment of their accounts receivable, which in turn, would have a material adverse effect on our business, results of operations and financial condition.

     There are several examples of the risks related to our customer and industry concentration. During 2001, we experienced an overall reduction in revenue of $147 million from our 2000 revenue levels, $80 million of which related to a single customer, Nortel. During 1998, we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis. As a result, our fiscal 1998 sales to South Korean customers decreased by approximately 70% to $30.2 million, or approximately 30% of total net sales, as compared to $99.3 million or approximately 83% of our total net sales for fiscal 1997.

     We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs' view of utilizing third party suppliers of RF power amplifiers. During the third quarter of 2001, Lucent announced that it had split off its internal power amplifier group to a new private entity called Celiant Corporation. During the first quarter of 2002, Andrew Corporation, a competitor, announced that it had entered into an agreement to acquire Celiant Corporation and completed such acquisition during the second quarter of 2002. During fiscal 2000, Ericsson purchased Microwave Power Devices, Inc., one of our competitors. Any shift in demand by an OEM away from utilizing third party suppliers of RF amplifiers could have a negative impact on our business, results of operations and financial condition. Additionally, OEM purchasers are impacted by their current view of wireless infrastructure deployments and orders for our products could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

          .    economic or political problems in the wireless operator's
               operating region;
          .    delays in government approvals required for system deployment;
          .    higher than anticipated network infrastructure costs;
          .    the inability of network operators to raise additional capital to fund network expansion;
          .    technical delays in the development of new wireless protocols, such as 3G; and
          .    reduced subscriber demand for wireless services.

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

     Our sales to customers are usually made under purchase orders with short delivery requirements. While we receive periodic order forecasts from our major customers, such customers generally have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future. In spite of these limitations, we maintain significant work-in-progress and raw materials inventory as well as increased levels of technical production staff to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we will have higher levels of inventory that face a greater risk of obsolescence and excess production staff. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may lack the inventory or manufacturing capacity to fill their orders. Either situation could have a material adverse effect upon our business, financial condition and results of operations and future business with such customers.

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

     Wireless service providers are placing increasing price pressure on wireless infrastructure manufacturers, which in turn, has resulted in downward pricing pressure on our products. Competition among third-party suppliers has also increased the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will continue to decline.

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

     Our current competitors include Allen Telecom, Inc., Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and Spectrian Corporation, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the RF power amplifier market, our results of operations could be adversely impacted.

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

     To develop new products, we invest in the research and development of RF power amplifiers for wireless communications networks. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for third generation networks as well as development projects for products requested by our customers. In spite of our efforts, the deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be manufacturable at competitive prices in sufficient volumes. We cannot guarantee the success of our research and development efforts.

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

There are many risks associated with international operations, including the following:

          .    compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, as well as health and safety requirements;
          .    differences in intellectual property protections;
          .    difficulties in staffing and managing foreign operations;
          .    longer accounts receivable collection cycles;
          .    currency fluctuations;
          .    terrorists attacks on American companies;
          .    economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and
               Brazil;
          .    competition from foreign based suppliers;
          .    restrictions against the repatriation of earnings from a foreign country;
          .    overlapping or differing tax structures; and
          .    political or civil turmoil.

     For the first six months of fiscal 2002, fiscal years 2001, 2000, and 1999, international revenues (excluding North American sales) accounted for approximately 27%, 41%, 21%, and 33%, respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

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

     Since we sell our products in many countries, the price of our products in those countries rises and our sales into those countries may fall when the U.S. dollar strengthens and becomes more expensive relative to the local currency of our foreign customers. This happened to us in South Korea during 1998. In addition, as we sell our products into foreign countries, our products can become subject to tariffs and import duties which raise the overall price of our products such that our products are no longer price competitive with those from locally based suppliers. If any of the above risks actually occur, there may be a material adverse effect on our business, financial condition and results of operations.

Our ability to compete effectively and manage future growth depends on our ability to:

          .    effectively expand, train and manage our work force, particularly in response to fluctuations in demand for various products;
          .    manage production and inventory levels to meet product demand and new product introductions;
          .    manage and improve production quality;
          .    manage and improve the performance of our suppliers while
               reducing our price of materials;
          .    expand both the range of customers and the geographic scope of our customer base;
          .    reduce product costs; and
          .    improve financial and management controls, reporting systems and procedures.

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

     Wireless infrastructure equipment manufacturers with internal manufacturing capabilities could also sell RF power amplifiers externally to other manufacturers, thereby competing directly with us. During 2001, Lucent announced the spinout of its internal amplifier group creating Celiant Corporation, and during the first six months of 2002, one of our competitors, Andrew Corporation, acquired Celiant Corporation. Even if we are successful in selling our products to OEM customers, we believe that such customers will demand price and other concessions based on their ability to manufacture RF power amplifiers internally. If, for any reason, our major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require us to participate in joint venture manufacturing with them, our business, results of operations and financial condition could be materially adversely affected.

Protection of our intellectual property is limited and we are at risk of third-party claims of infringement that could harm our competitive position.

     We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 19 U.S. patents, and we currently have 29 separate U.S. patent applications filed. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

The two largest investor owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have experienced electricity generation shortages due to the collapse of California's deregulation strategy. Pacific Gas & Electric has declared voluntary bankruptcy in order to restructure its outstanding obligations, and Southern California Edison continues to operate with the potential risk of a future bankruptcy filing. The previous inability of these companies to purchase electricity resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas and Electric. As of July 23, 2002, we have not experienced any significant interruptions in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages that our customers or we may suffer as a result of interruptions of power supply. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to recalibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

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

     The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. In addition, the stock market has from time to time experienced significant price and volume fluctuations. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of shares of our Common Stock. Our stock price may be affected by the factors discussed above as well as:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents and long-term debt. At June 30, 2002, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

     Currently, we do not enter into derivative financial instruments and we do not currently have any significant direct foreign currency exposure. Aside from the net operating costs of our foreign operations in South Korea, France and the United Kingdom, we do not transact business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at June 30, 2002.

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

     We currently do not have any material debt outstanding, so we do not have significant interest rate risk from a liability perspective. However, we do have a significant amount of cash and short-term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates fell significantly during 2001 and have remained low during the first six months of 2002. This has contributed to a significant reduction in interest income from our cash investments. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to principal fluctuations and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

     Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our "Disclosure About Foreign Currency Risk" in this Form 10-Q for a more detailed description of the various risks involved in our international sales.

     We require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements. If we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. In addition, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers' demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could adversely affect our business, results of operations and financial condition.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's 2002 Annual Meeting of Shareholders was held on April 24, 2002 in Santa Ana, California. A quorum was declared present for the meeting. The following matters were submitted to a vote of security holders, and all proposals were approved by the majority of those voting:

     (1) The election of the following eight directors to hold office until the next annual meeting or until their successors are duly elected and qualified. All of the nominated directors were elected.

          Gregory M. Avis       There were 56,973,741 votes for, 216,153 votes
                                withheld and no broker non-votes.
          John L. Clendenin     There were 56,971,280 votes for, 218,614 votes
                                withheld, and no broker non-votes.
          Bruce C. Edwards      There were 56,965,743 votes for, 224,151 votes
                                withheld, and no broker non-votes.
          David L. George       There were 56,965,680 votes for, 214,214 votes
                                withheld, and no broker non-votes.
          Eugene Goda           There were 56,967,667 votes for, 222,227 votes
                                withheld, and no broker non-votes.
          Carl W. Neun          There were 56,050,986 votes for, 1,138,908 votes
                                withheld, and no broker non-votes.
          Safi U. Qureshey      There were 56,972,992 votes for, 216,902 votes
                                withheld, and no broker non-votes.
          Andrew J. Sukawaty    There were 56,973,873 votes for, 216,021 votes
                                withheld, and no broker non-votes.

     (2)  The approval of the adoption of the 2002 Stock Option Plan; and

          There were 50,772,223 votes cast for, 6,292,529 votes opposed, 155,142 votes abstaining and no broker non-votes.

     (3) The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the 2002 fiscal year.

          There were 55,478,116 votes cast for, 1,674,815 votes opposed, 36,963 votes abstaining and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Documents filed as a part of this report:


Exhibit
Number                      Description

10.32 Amendment No. 3 to Loan Agreement dated as of May 31, 2002, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto.



         (b) Reports on Form 8-K:

         The Registrant filed a Current Report on Form 8-K to report, under Item 5, financial results for its first quarter of fiscal 2002, ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             POWERWAVE TECHNOLOGIES, INC.


Date: July 25, 2002                      By: /s/ Kevin T. Michaels
      -------------                     ----------------------------------------
                                                 Kevin T. Michaels
                                         Senior Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)