Form 10-Q
period 2002-09-29
POWERWAVE TECHNOLOGIES INC
filed 2002-11-05
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 000-21507

POWERWAVE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-2723423 (I.R.S. Employer Identification No.)

1801 E. St. Andrew Place
Santa Ana, CA 92705
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (714) 466-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

As of October 30, 2002, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 65,707,477.

POWERWAVE TECHNOLOGIES, INC.

INDEX

		Page
Part I. Financial Information

Item 1.	Condensed Financial Statements

	Condensed Consolidated Balance Sheets at September 29, 2002 (Unaudited) and December 30, 2001	3

	Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 29, 2002 and September 30, 2001	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the three and nine months ended September 29, 2002 and September 30, 2001	5

	Condensed Consolidated Statements of Cash Flows (Unaudited) for nine months ended September 29, 2002 and September 30, 2001	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36-37

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	38

Signatures		39

Certifications		40-41

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the timing of and demand for 3G products and the level of expected capital expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to the Company’s management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” or “will,” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Powerwave Technologies, Inc. may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors that may be discussed in “Additional Factors That May Affect Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, at pages 12-36. Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. Powerwave undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents Powerwave files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. All reports filed with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, Powerwave provides copies of its Forms 8-K, 10-K and 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of such reports available through its website at www.powerwave.com/investor.html.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 29, 2002	December 30, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$158,063	$123,171
Accounts receivable, net of allowance for sales returns and doubtful accounts of $3,148 and $3,143 at September 29, 2002 and December 30, 2001, respectively	62,100	59,732
Inventories	35,845	33,525
Prepaid expenses and other current assets	9,325	5,595
Deferred tax assets	10,707	10,707

Total current assets	276,040	232,730
Property, plant and equipment	138,863	144,540
Less accumulated depreciation and amortization	(47,909)	(42,748)

Net property, plant and equipment	90,954	101,792

Goodwill	4,852	4,852
Deferred tax assets	10,379	21,194
Other non-current assets	3,348	2,449

TOTAL ASSETS	$385,573	$363,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,194	$22,692
Accrued expenses and other liabilities	13,428	20,928
Short-term notes payable and current portion of long-term debt	78	659
Income taxes payable	3,164	2,196

Total current liabilities	55,864	46,475
Long-term debt, net of current portion	—	239
Other non-current liabilities	80	68

Total liabilities	55,944	46,782

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred Stock, $.0001 par value, 5,000 shares authorized and no shares issued and outstanding	—	—
Common Stock, $.0001 par value, 135,000 shares authorized, 65,707 shares issued and outstanding at September 29, 2002 and 65,081 shares issued and outstanding at December 30, 2001	247,394	242,100
Retained earnings	82,235	74,135

Total shareholders’ equity	329,629	316,235

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$385,573	$363,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net sales	$91,300	$64,667	$308,753	$215,891
Cost of sales	77,674	60,147	254,853	196,440

Gross profit	13,626	4,520	53,900	19,451
Operating expenses:
Sales and marketing	2,067	2,565	9,004	11,143
Research and development	7,567	7,719	24,854	26,975
General and administrative	3,349	2,920	10,679	12,504

Total operating expenses	12,983	13,204	44,537	50,622

Operating income (loss)	643	(8,684)	9,363	(31,171)
Other income, net	790	895	2,209	4,773

Income (loss) before income taxes	1,433	(7,789)	11,572	(26,398)
Provision (benefit) for income taxes	430	(2,804)	3,472	(9,503)

Net income (loss)	$1,003	$(4,985)	$8,100	$(16,895)

Basic earnings (loss) per share	$.02	$(.08)	$.12	$(.27)

Diluted earnings (loss) per share	$.02	$(.08)	$.12	$(.27)

Basic weighted average common shares	65,584	64,386	65,411	64,048

Diluted weighted average common shares	66,069	64,386	66,322	64,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net income (loss)	$1,003	$(4,985)	$8,100	$(16,895)

Other comprehensive loss, net of tax:
Reclassification of unrealized gains for amounts included in net income (loss)	—	—	—	(276)

Other comprehensive loss	—	—	—	(276)

Comprehensive income (loss)	$1,003	$(4,985)	$8,100	$(17,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 29, 2002	September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,100	$(16,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,717	19,988
Provision for sales returns and doubtful accounts	4	236
Compensation costs related to stock options	44	45
Loss on disposal of property, plant and equipment	192	202
Gain on sale of available-for-sale securities	—	(568)
Changes in operating assets and liabilities:
Accounts receivable	(2,372)	24,891
Inventories	(2,319)	7,320
Prepaid expenses and other current assets	(3,731)	1,376
Income taxes	13,069	(9,104)
Accounts payable	16,502	(27,929)
Accrued expenses and other liabilities	(7,500)	(7,309)
Other non-current assets	(1,838)	31
Other non-current liabilities	12	(169)

Net cash provided by (used in) operating activities	35,880	(7,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,230)	(20,692)
Proceeds from the sale of property, plant and equipment	98	4
Proceeds from the sale of available-for-sale securities	—	568
Payment received on notes receivable	—	26

Net cash used in investing activities	(4,132)	(20,094)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(821)	(197)
Proceeds from the sale of stock under Employee Stock Purchase Plan	1,941	2,857
Proceeds from exercise of stock options	2,024	4,683

Net cash provided by financing activities	3,144	7,343

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,892	(20,636)
CASH AND CASH EQUIVALENTS, beginning of period	123,171	128,733

CASH AND CASH EQUIVALENTS, end of period	$158,063	$108,097

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest expense	$78	$60

Income taxes	$(9,597)	$(410)

NON CASH ITEMS:
Tax benefit related to stock option exercises	$1,223	$4,329

Tax benefit related to the issuance of Common Stock under the Employee Stock Purchase Plan	$62	$109

Acquisition of property and equipment through capital leases	$—	$128

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(in thousands, except share and per share data)

Basis of Presentation

The accompanying condensed consolidated financial statements of Powerwave Technologies, Inc. and Subsidiaries (“Powerwave” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

The results of operations for the nine months ended September 29, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 29, 2002 (“fiscal 2002”). For further information on additional factors that may affect future results, please refer to “Management Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 and the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

New Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to test these assets periodically for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 effective December 31, 2001 and such adoption did not have a material impact on the Company’s consolidated financial statements.

Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after September 15, 2002, with early adoption permitted. The Company adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on the Company’s consolidated financial statements.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. The Company adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain

Costs Incurred in a Restructuring) (“EITF 94-3”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company is currently evaluating the provisions of SFAS 146 but expects that the adoption of SFAS 146 will not have a material impact on its consolidated results of operations and financial position.

Inventories

Net inventories consist of the following:

	September 29, 2002	December 30, 2001
Parts and components	$12,107	$14,436
Work-in-process	2,580	9,612
Finished goods	21,158	9,477

Total	$35,845	$33,525

Inventories are net of an allowance for excess and obsolete inventory of $8,941 and $11,114 as of September 29, 2002 and December 30, 2001, respectively.

Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	September 29, 2002	December 30, 2001
Machinery and equipment	$75,318	$78,085
Buildings and Improvements	38,216	37,912
Land	14,838	14,838
Office furniture and equipment	9,538	12,786
Leasehold improvements	953	919

	138,863	144,540
Less accumulated depreciation and amortization	(47,909)	(42,748)

Net property, plant and equipment	$90,954	$101,792

Included in property and equipment are assets under capital lease of $0 and $363 at September 29, 2002 and December 30, 2001, respectively. Accumulated amortization of assets under capital lease was $0 and $36 at September 29, 2002 and December 30, 2001, respectively.

During the nine months ended September 29, 2002, the Company retired and disposed of approximately $4.7 million of fully depreciated machinery and equipment and $4.0 million of fully depreciated office furniture and equipment. As a result, the cost and accumulated depreciation of these items has been reduced by such amounts.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 29, 2002	December 30, 2001
Accrued warranty costs	$6,461	$6,669
Accrued payroll and employee benefits	3,505	4,469
Accrued vendor cancellation costs	320	4,969
Other accrued expenses	3,142	4,821

	$13,428	$20,928

Employee Stock Purchase Plan

The eleventh offering under Powerwave’s Employee Stock Purchase Plan (the “ESPP”) concluded on July 31, 2002 with 147,918 shares of the Company’s Common Stock purchased under the ESPP at a price per share of $5.219. At September 29, 2002, there were rights to purchase approximately 140,000 shares of common stock outstanding under the ESPP’s twelfth offering, which will conclude on January 31, 2003.

Stock Option Plans

The following is a summary of stock option transactions under Powerwave’s stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, 1996 Director Stock Option Plan, 2000 Stock Option Plan and the 2002 Stock Option Plan, for the nine months ended September 29, 2002:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 30, 2001	8,022,211	$0.82-$73.56	$17.39	3,319,001	$13.54

Granted	2,790,300	$3.66-$20.10	$8.41
Exercised	(468,359)	$0.82-$11.66	$4.59
Canceled	(661,810)	$4.58-$67.08	$24.09

Balance at September 29, 2002	9,682,342	$0.82-$73.56	$14.96	4,220,748	$16.19

At September 29, 2002, a total of 1,543,668 shares were available for grant under all of the Company’s stock option plans.

During each of the nine months ended September 29, 2002 and September 30, 2001, the Company recorded compensation expense related to stock options of approximately $450. The remaining unamortized compensation expense as of September 29, 2002 was approximately $52 and will be amortized through September 2003.

Commitments and Contingencies

Powerwave has various equipment and real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 6,000 square feet of engineering and office space in Bristol, United Kingdom.

Future minimum lease payments required under all operating leases at September 29, 2002 are payable as follows:

Fiscal Year:
Remainder of 2002	$448
2003	1,435
2004	1,444
2005	1,181
2006	1,129
Thereafter	507

Total future minimum lease payments	$6,144

The Company is subject to various legal proceedings from time to time as part of its business. As of September 29, 2002, Powerwave is not party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes would have a material adverse effect on its business, financial condition or results of operations.

Earnings (Loss) Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share are based upon the weighted average number of common and potential common shares for each period presented. Potential common shares of 1,396,434 and 1,762,333 have been excluded from diluted weighted average common shares for the three month and the nine month periods ended September 30, 2001, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Basic (share amounts in thousands):
Basic weighted average common shares	65,584	64,386	65,411	64,048
Net income (loss)	$1,003	$(4,985)	$8,100	$(16,895)

Basic earnings (loss) per share	$.02	$(.08)	$.12	$(.27)

Diluted (share amounts in thousands):
Basic weighted average common shares	65,584	64,386	65,411	64,048
Potential common shares	485	—	911	—

Diluted weighted average common shares	66,069	64,386	66,322	64,048
Net income (loss)	$1,003	$(4,985)	$8,100	$(16,895)

Diluted earnings (loss) per share	$.02	$(.08)	$.12	$(.27)

Segment Information

Powerwave operates in a single business segment as a designer and manufacturer of radio frequency (“RF”) power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the RF frequency in which the product is utilized, i.e. 800-1000 MHz commonly referred to as “Cellular,” 1800-2000 MHz, commonly referred to as “PCS” and over 2000 MHz, which includes “3G” frequency bands. Cost of sales, operating expenses and specific assets are not tracked or allocated to these RF frequency ranges. The following schedule presents an analysis of Powerwave’s net sales based upon RF frequency range.

	800-1000 MHz	1800-2000 MHz	2000+ MHz	Total
Net sales for the three months ended September 29, 2002	$64,619	$13,011	$13,670	$91,300
Net sales for the three months ended September 30, 2001	$33,801	$13,564	$17,302	$64,667

Net sales for the nine months ended September 29, 2002	$195,375	$69,853	$43,525	$308,753
Net sales for the nine months ended September 30, 2001	$132,448	$33,587	$49,856	$215,891

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic location of our customers:

	North America	Asia	Europe and Other International	Total
Net sales for the three months ended September 29, 2002	$52,910	$14,306	$24,084	$91,300
Net sales for the three months ended September 30, 2001	$40,260	$1,063	$23,344	$64,667

Net sales for the nine months ended September 29, 2002	$210,967	$26,785	$71,001	$308,753
Net sales for the nine months ended September 30, 2001	$114,203	$39,627	$62,061	$215,891

North American sales include sales to the United States and Canada. Asian sales include sales to China, South Korea and other locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. For the quarters ended September 29, 2002 and September 30, 2001, sales to Canada were $38,882 and $10,281, respectively. Sales to Canada were $99,462 and $33,806 for the nine months ended September 29, 2002 and September 30, 2001, respectively. For the quarters ended September 29, 2002 and September 30, 2001, sales to South Korea were $4,644 and $1,063, respectively. Sales to South Korea were $14,411 and $34,763 for the nine months ended September 29, 2002 and September 30, 2001, respectively.

The majority of Powerwave’s assets are located in the United States, within the State of California. Total accounts receivable as of September 29, 2002 include 8% from customers based in the United States, 45% from customers based in Canada, and 15% from customers based in Finland.

Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the quarter ended September 29, 2002, sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 67% of net sales and sales to Nokia Networks (“Nokia”) accounted for 10% or more of net sales. For the quarter ended September 30, 2001, sales to Nortel accounted for approximately 50% of net sales and sales to ALLTEL Corporation, Cingular Wireless and Nokia each accounted for 10% or more of net sales. For the nine months ended September 29, 2002, sales to Nortel accounted for approximately 48% of net sales and sales to Cingular Wireless and Nokia each accounted for 10% or more of net sales. For the nine months ended September 30, 2001, sales to Nortel accounted for approximately 44% of net sales and sales to Cingular Wireless and Samsung Electronics Co. Ltd. (“Samsung”) each accounted for 10% or more of net sales. The loss of or reduction in sales to any of these customers or the inability of such customers to pay amounts due to the Company would have a material adverse effect on the Company’s business, financial condition and results of operations.

Supplier Concentrations

Certain of the Company’s products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single or limited sources. Any inability to obtain single-sourced or limited-sourced components in the quantities needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Related Party Transactions

During the second quarter ended July 30, 2002, Ronald J. Buschur, the Chief Operating Officer of the Company, repaid a $1.4 million bridge loan that was issued by the Company in connection with his relocation to Southern California. The Company has no knowledge of any other significant transactions with, receivables from or payables to officers, directors, or significant shareholders of the Company.

During fiscal 2001 and until August 2002, the President and CEO of the Company, Bruce Edwards, was a member of the Board of Directors of Metawave Communications Corporation (“Metawave”), a supplier of “smart” antennas to the wireless communications market and a customer of the Company. Mr. Edwards resigned from his Board position with Metawave effective August 20, 2002. During the quarter ended September 29, 2002, the Company had net sales to Metawave in the amount of $619 and sales in the amount of $25 for the quarter ended September 30, 2001. The Company had net sales of $2,858 and $3,812 to Metawave for the nine months ended September 29, 2002 and September 30, 2001, respectively. Total outstanding accounts receivable from Metawave were $251 and $628 at September 29, 2002 and September 30, 2001, respectively.

Use of Estimates

The preparation of the condensed consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ materially from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current quarter presentation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in “Additional Factors That May Affect Our Future Results.”

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

Revenue Recognition

Powerwave recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return products that do not function properly within a limited time after delivery. We continuously monitor and track such product returns and we record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse impact on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse impact on the collectability of our accounts receivables, our liquidity and our future operating results. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…”

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during 2001 and 2002, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results. See “Additional Factors That May Affect Future Results—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and —The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change…”

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Powerwave regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Goodwill and Long Lived Assets

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has likely occurred. Since we operate in a single business segment as a single business unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we review the average stock price for our Common Stock, as well as other factors. If the fair value of the entire Company is determined to be less than the accounting value of our net assets, we would be required to record an impairment loss for our goodwill that could have a material adverse impact on our operating results for the period in which such charge was recorded. As of September 29, 2002, the accounting value of our goodwill was approximately $4.9 million. Based on the current accounting value of our net assets and assuming that our stock price remains at its current level, it is likely that we may be required to record a charge for the impairment of our goodwill, which would have a material adverse impact on our fourth quarter fiscal year 2002 operating results. See “Additional Factors That May Affect Future Results—Our Common Stock price has been and may continue to be volatile…”

We also regularly review the recoverability of the carrying value of identified intangibles and other long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices, impairing the recoverability of these long lived assets and resulting in a material adverse impact on our future operating results. See “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change…; —Our success is tied to the growth of the wireless services market…; —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; —We rely upon a few customers for a significant amount of our revenues…; and —Our average sales prices have declined…”

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. We typically negotiate varying terms regarding warranty coverage and length of warranty dependent upon the product involved and the type of customer. We also offer certain customers various warranty options that impact the quoted price that we charge customers for our product. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty related costs based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse impact on our operating results for the period or periods in which such returns or additional costs materialize.

Stock-Based Compensation

Powerwave accounts for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) as opposed to the optional “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which would have a material adverse impact on our reported operating results and could negatively impact the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation, and therefore, have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Future Results—If we are unable to hire and retain highly qualified technical and managerial personnel…”

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the three and nine months ended September 29, 2002 and September 30, 2001.

	As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 29, 2002	September 30, 2001	September 29, 2002	September 30, 2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.1	93.0	82.5	91.0

Gross profit	14.9	7.0	17.5	9.0
Operating expenses:
Sales and marketing	2.2	4.0	2.9	5.1
Research and development	8.3	11.9	8.1	12.5
General and administrative	3.7	4.5	3.5	5.8

Total operating expenses	14.2	20.4	14.5	23.4
Operating income (loss)	0.7	(13.4)	3.0	(14.4)
Other income, net	0.9	1.4	0.7	2.2

Income (loss) before income taxes	1.6	(12.0)	3.7	(12.2)
Provision (benefit) for income taxes	0.5	(4.3)	1.1	(4.4)

Net income (loss)	1.1%	(7.7)%	2.6%	(7.8)%

Three months ended September 29, 2002 and September 30, 2001

Net Sales

Our net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales increased by 41% to $91.3 million for the quarter ended September 29, 2002 from $64.7 million for the quarter ended September 30, 2001. The increase in revenue resulted from increased demand for wireless infrastructure products in the Cellular frequency range, offset by a reduction in demand for products in the over 2000 MHz frequency range. For the quarter ended September 29, 2002, total sales of products for networks in the Cellular frequency range accounted for approximately 71% of sales or $64.6 million, compared to approximately

52% of sales or $33.8 million for the quarter ended September 30, 2001. Sales of products for networks in the PCS frequency range accounted for approximately 14% of sales or $13.0 million for the third quarter of 2002, compared to approximately 21% of sales or $13.6 million for the third quarter of 2001. For the quarter ended September 29, 2002, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 15% of sales or $13.7 million, as compared to 27% of sales or $17.3 million for the quarter ended September 30, 2001.

We track the geographic location of our sales based upon the location of our customers. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products. Sales to customers in North America accounted for the majority of our sales, comprising approximately 58% of revenue or $52.9 million for the quarter ended September 29, 2002, compared to approximately 62% of revenue or $40.3 million for the quarter ended September 30, 2001. Total international sales (excluding North American sales) accounted for approximately 42% of revenues or $38.4 million for the quarter ended September 29, 2002, compared to approximately 38% or $24.4 million for the quarter ended September 30, 2001. Total Asian sales increased to $14.3 million for the quarter ended September 29, 2002 from $1.1 million for the quarter ended September 30, 2001. Total Asian sales accounted for approximately 16% of revenues in the third quarter of 2002 compared to approximately 2% of revenues in the third quarter of 2001. The increase in Asian sales is primarily due to sales in China. Total sales to Europe and other international locations increased to $24.1 million or 26% of revenues for the quarter ended September 29, 2002, as compared to $23.3 million or 36% for the quarter ended September 30, 2001. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…; —Our success is tied to the growth of the wireless services market; and —There are many risks associated with international operations…”

For the third quarter ended September 29, 2002, total sales to Nortel accounted for approximately 67% of revenues and sales to Nokia accounted for 10% or more of revenues for the quarter. Total sales to Nortel accounted for approximately 50% of revenues for the quarter ended September 30, 2001 and sales to ALLTEL Corporation, Cingular Wireless and Nokia each accounted for 10% or more of revenues for that quarter. We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as LM Ericsson Telephone Company (“Ericsson”), Lucent Technologies, Inc. (“Lucent”), Motorola, Inc. (“Motorola”), Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs’ strategy concerning the outsourcing of RF power amplifiers. During the first nine months of fiscal 2002, several major OEMs made announcements that they were lowering their expectations for wireless infrastructure demand for the remainder of 2002 due to lower than anticipated capital spending plans by major wireless network operators. If these forecasted reductions in overall market demand result in a significant reduction in the demand for our products by OEM customers, our business, financial condition and results of operations would be negatively impacted. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…; —There are many risks associated with international operations…; and —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…”

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules for both North American and international deployments, including deployments in the United States, Europe, Asia, South America and other areas. Such factors include economic slowdowns in the wireless operator’s operating region, the inability of wireless network operators to fund infrastructure deployment plans, reductions in spending on TDMA networks due to planned conversions to GSM or other protocol based networks, decisions to delay or eliminate spending on WCDMA or 3G based networks due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols, the desire of wireless network operators to reduce capital spending in order to preserve cash, delays in government approvals required for system deployment, reduced subscriber demand for wireless services, high prices for new spectrum licenses, increased competition and bidding between OEMs for infrastructure contracts, and delays in the development and delivery of telephone handsets and base station equipment that are compatible with new wireless protocols. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Some OEMs, such as Ericsson, have acquired certain of our competitors to strengthen their vertical integration. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating income, which has harmed and may continue to harm our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results —We rely upon a few customers for a significant amount of our revenues…; —There are many risks associated with international operations…; and —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter...”

Gross Profit

Cost of sales consists primarily of raw materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the third quarter of fiscal 2002 and 2001 were 14.9% and 7.0%, respectively. The increase in our gross profit margins during the third quarter of 2002 as compared to the third quarter of 2001 is due to several factors, the most significant being the large increase in revenues, higher absorption of manufacturing overhead expenses and improved manufacturing efficiencies associated with the increased production rates realized in the third quarter of fiscal 2002 as compared to 2001. The impact of these factors was partially offset by lower sales prices during the third quarter of 2002. The third quarter of fiscal 2001 was negatively impacted by an unanticipated reduction in revenues during that quarter that resulted in lower absorption of manufacturing overhead expense and increased labor costs, when viewed as a percentage of revenue.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive...”

While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, we cannot guarantee that these cost reduction or redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing and/or engineering efforts, our gross margins and profitability will be adversely affected. For a discussion of the effects of declining average sales prices on our business, see “Additional Factors That May Affect Future Results—Our average sales prices have declined...”

Operating Expenses

Sales and marketing expenses consist primarily of sales commissions, salaries, other expenses for sales and marketing personnel, travel expenses, charges for customer demonstration units, provisions for credit losses, and trade show expenses. Sales and marketing expenses decreased by 19.4% to $2.1 million for the quarter ended September 29, 2002, from $2.6 million for the quarter ended September 30, 2001. As a percentage of sales, sales and marketing expenses were 2.2% and 4.0% for the quarters ended September 29, 2002 and September 30, 2001, respectively. The decrease in sales and marketing expenses was primarily attributable to continued cost reduction efforts and reduced personnel costs. For the quarter ended September 29, 2002, approximately $0.03 million in sales and marketing expenses represents the amortization of a non-compete agreement acquired as part of our acquisition of Hewlett-Packard Company’s RF power amplifier business in October 1998 (the “HP Acquisition”). This compares to approximately $0.2 million of sales and marketing expenses related to the amortization of a customer list and non-compete agreement from the HP Acquisition for the quarter ended September 30, 2001.

Research and development expenses include ongoing RF power amplifier design and development expenses, as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS, and next generation “2.5G” and “3G” products. Research and development expenses were basically flat at $7.6 million for the quarter ended September 29, 2002, as compared to

$7.7 million for the quarter ended September 30, 2001. Research and development expenses as a percentage of sales for the quarters ended September 29, 2002 and September 30, 2001 were 8.3% and 11.9%, respectively.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 14.7% to $3.3 million for the quarter ended September 29, 2002, from $2.9 million for the quarter ended September 30, 2001. General and administrative expenses as a percentage of sales for the quarters ended September 29, 2002 and September 30, 2001 were 3.7% and 4.5%, respectively. The increase in the absolute dollar amount of general and administrative expenses was primarily attributable to increased professional fees, office and occupancy costs which were partially offset by the discontinuance of the amortization of goodwill pursuant to SFAS 142, which approximated $0.1 million during the quarter ended September 30, 2001.

Other Income (Expense)

We earned other income, net, of $0.8 million during the third quarter of 2002, compared to $0.9 million for the third quarter of 2001. Other income consists primarily of interest income, net of any interest expense. The decrease in other income is primarily due to the decline in short-term interest rates on our cash investments.

Provision (Benefit) for Income Taxes

During the quarter ended September 29, 2002, we recorded a tax provision at a rate of 30.0% as compared to a tax benefit at a rate of 36.0% for the quarter ended September 30, 2001. The decrease in our effective tax rate is primarily due to the availability of various federal and state tax credits.

Nine months ended September 29, 2002 and September 30, 2001

Net Sales

Net sales increased by 43% to $308.8 million for the nine months ended September 29, 2002, from $215.9 million for the nine months ended September 30, 2001. The increase in revenue resulted from increased sales of our products covering the Cellular and PCS frequency ranges. For the nine months ended September 29, 2002, total sales of products for networks in the 800-1000 MHz range accounted for approximately 63% of revenues or $195.4 million, compared to approximately 61% of revenues or $132.4 million for the nine months ended September 30, 2001. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 23% of revenues or $69.9 million for the first nine months of 2002, compared to approximately 16% of revenues or $33.6 million for the first nine months of 2001. Sales of products for networks in the over 2000 MHz range accounted for approximately 14% of revenues or $43.5 million for the first nine months of 2002, compared to approximately 23% of revenues or $49.9 million for the first nine months of 2001.

Total sales to North American customers accounted for approximately 68% or $211.0 million of revenues for the nine months ended September 29, 2002, compared with approximately 53% or $114.2 million for the nine months ended September 30, 2001. Our total international sales (excluding North American sales) accounted for approximately 32% of revenues or $97.8 million for the nine months ended September 29, 2002, compared with approximately 47% or $101.7 million for the nine months ended September 30, 2001. Total Asian sales accounted for approximately 9% or $26.8 million of revenues in the first nine months of 2002 compared to approximately 18% or $39.6 million in the first nine months of 2001. Total sales to Europe and other international locations increased to $71.0 million or 23% of revenues for the nine months ended September 29, 2002, as compared to $62.1 million or 29% of revenues for the nine months ended September 30, 2001. See “Additional factors that may affect future results—We rely on a few customers for a significant amount of our revenues…; —Our success is tied to the growth of the wireless services market…; and —There are many risks associated with international operations…”

For the first nine months of 2002, total sales to Nortel accounted for approximately 48% of revenues and sales to Cingular Wireless and Nokia each accounted for 10% or more of revenues. For the first nine months of 2001, total sales to Nortel accounted for approximately 44% of revenues and sales to Cingular Wireless and Samsung each accounted for 10% or more of revenues. See “Additional Factors That May Affect Future Results —We rely upon a few customers for a significant amount of our revenues…; —There are many risks associated with international operations…; and —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…”

Gross Profit

Gross profit margins for the first nine months of fiscal 2002 and 2001 were 17.5% and 9.0%, respectively. The increase in gross margins during the first nine months of 2002 as compared to the first nine months of 2001 was due to several factors, the most significant being the large increase in revenues, higher absorption of manufacturing overhead expenses and improved manufacturing efficiencies associated with the increased production rates realized in fiscal 2002. In addition, we recorded approximately $1.4 million in cost of sales for one-time expenses related to the move to our Santa Ana headquarters during the first quarter of 2001. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…; and —Our success is tied to the growth of the wireless services market…”

Operating Expenses

Sales and marketing expenses decreased by 19% to $9.0 million for the nine months ended September 29, 2002 from $11.1 million for the nine months ended September 30, 2001. As a percentage of sales, sales and marketing expenses were 2.9% and 5.1% for the nine months ended September 29, 2002 and September 30, 2001, respectively. The decrease in sales and marketing expenses was primarily attributable to cost reduction efforts and reduced personnel costs.

Research and development expenses decreased to $24.9 million for the nine months ended September 29, 2002 from $27.0 million for the nine months ended September 30, 2001. Research and development expenses as a percentage of sales for the nine months ended September 29, 2002 and September 30, 2001 were 8.1% and 12.5%, respectively. The decrease in research and development expenses was primarily due to cost control efforts as well as reductions in material and engineering expenses in fiscal 2002 as several of our design projects entered into the production stage during fiscal 2001.

General and administrative expenses decreased to $10.7 million for the nine months ended September 29, 2002, from $12.5 million for the nine months ended September 30, 2001. General and administrative expenses as a percentage of sales were 3.5% and 5.8%, respectively. The decrease in general and administrative expenses was primarily attributable to approximately $2.2 million of one-time expenses related to the move to our Santa Ana headquarters during the first quarter of 2001, and the discontinuance of the amortization of goodwill pursuant to SFAS 142, which approximated $0.3 million during the nine months ended September 30, 2001.

Other Income (Expense)

We earned $2.2 million of other income, net, during the first nine months of 2002 compared to $4.8 million of other income, net, earned in the first nine months of 2001. Other income consists primarily of interest income, net of any interest expense. The decrease in other income was primarily due to the decline in short-term interest rates on our cash investments and the recognition of a one-time gain of approximately $0.6 million from the sale of available-for-sale securities during the first nine months of 2001.

Provision for Income Taxes

We recorded a tax provision at a rate of 30.0% for the nine months ended September 29, 2002 and a tax benefit at a rate of 36.0% for the nine months ended September 30, 2001. The decrease in our effective tax rate was primarily due to the availability of various federal and state tax credits.

Liquidity and Capital Resources

We have historically financed our operations primarily through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. As of September 29, 2002, we had working capital of $220.2 million, including $158.1 million in cash and cash equivalents, as compared to working capital of $186.3 million at December 30, 2001, which included $123.2 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Net cash provided by operations was approximately $35.9 million during the nine months ended September 29, 2002, compared with cash used in operations of $7.9 million during the nine months ended September 30, 2001. The increase in cash flow from operating activities during the first nine months of 2002 as compared to the first nine months of 2001 was due to several factors, including enhanced operating profitability associated with our increased sales during 2002, improved inventory management, and the carryback of our fiscal 2001 net operating loss which resulted in income tax refunds of approximately $9.6 million. During the first nine months of fiscal 2002, our net accounts receivable increased to $62.1 million at September 29, 2002 from $59.7 million at December 30, 2001, consistent with the increase in our sales volume during the third quarter of 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues” Net inventories increased to $35.8 million at September 29, 2002, from $33.5 million at December 30, 2001. Consistent with our increased production volume, net accounts payable increased to $39.2 million at September 29, 2002 from $22.7 million at December 30, 2001.

Total capital expenditures during the first nine months of 2002 and 2001 were approximately $4.2 million and $20.7 million, respectively. The majority of the capital spending during the first nine months of 2002 was for computer hardware and software, tooling and electronic test equipment utilized in our manufacturing and research and development areas. The majority of the capital spending for the first nine months of 2001 was for capital improvements to our Santa Ana manufacturing and headquarters facility as well as the purchase of electronic test equipment to expand our manufacturing capacity.

Net cash provided by financing activities was $3.1 million for the nine months ended September 29, 2002, compared to $7.3 million for the nine months ended September 30, 2001. Net cash provided by financing activities primarily represents proceeds from employee stock option exercises as well as proceeds from the issuance of Common Stock under our Employee Stock Purchase Plan. The amount of cash provided by employee option exercises is subject to various factors beyond our control, including the market price of our Common Stock and an individual’s timing decisions regarding the exercise of such options. Therefore, we cannot be assured that this will continue to be a source of cash for Powerwave on an on-going basis.

Effective May 31, 2002, we renewed our $20 million revolving credit agreement with Comerica Bank-California for a period of one year. The credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the “Revolving Commitment Amount”). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount, payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.75% at September 29, 2002) or the bank’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility terminates on May 31, 2003. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At September 29, 2002, we were in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us at September 29, 2002.

We incur various obligations pursuant to capital and operating leases in our normal course of business. As of September 29, 2002, we had total short-term and long-term obligations under operating leases of approximately $1.5 million and $4.6 million, respectively, and no obligations under capital leases. We also incur various future purchase obligations with our vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders and, in certain cases, supply agreements, that contain the terms and conditions associated with these purchase arrangements. We estimate that the total amount of our purchase obligations was approximately $20.0 million at September 29, 2002. In addition, we issue standby letters of credit as security for liabilities related to our workers compensation insurance policies. As of September 29, 2002, our total commitments secured by standby letters of credit were approximately $0.3 million. We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and that the ultimate payments associated with these commitments will not have a material adverse impact on our liquidity position.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations and fulfill our contractual commitments for at least the next 12 months. For the remainder of fiscal 2002, we currently anticipate capital spending on property and equipment to be approximately $2.5 million, and we plan to fund these expenditures from our existing cash balances. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. We had cash and cash equivalents of $158.1 million at September 29, 2002, compared with $123.2 million at December 30, 2001, and we regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. During the first nine months of fiscal 2002, several major OEM’s made announcements that they were lowering their expectations for wireless infrastructure demand for the remainder of 2002 due to lower than anticipated capital spending plans by major wireless network operators. No assurances can be given that we will continue to be able to generate positive operating cash flows or maintain/grow our existing cash balances. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…; —The wireless communications infrastructure equipment industry is extremely competitive…; —Our average sales prices have declined…; —Our success is tied to the growth of the wireless services market…; and —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…”

In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may continue to do so selectively in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependent on our credit rating and the market price for our common stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…; —The wireless communications infrastructure equipment industry is extremely competitive…; —Our average sales prices have declined…; —Our success is tied to the growth of the wireless services market…; and —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…”

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of five separate plans: one under which non-employee directors may be granted options to purchase shares of stock, and four broad-based plans under which options may be granted to all employees, including officers. Options granted under these plans expire either 5 or 10 years from the grant date and generally vest over 2 to 4 years.

All stock option grants to our executive officers are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, President and Chief Executive Officer, Ronald J. Buschur, Chief Operating Officer, and Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary. See the “Report Of The Compensation Committee On Executive Compensation” appearing in the Company’s proxy statement dated March 4, 2002 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the nine months ended September 29, 2002, we granted options to purchase 2,790,300 shares of Common Stock to employees. After deducting 661,810 shares for options forfeited, this resulted in net new option grants of 2,128,490. Net options granted after forfeitures during the nine month period represented 3.24% of our total outstanding common shares of 65,707,477 as of September 29, 2002. The following table summarizes the net stock option grants to our employees and executive officers during the three most recent fiscal periods:

	Nine Months Ended September 29, 2002	Fiscal Year Ended December 30, 2001	Fiscal Year Ended December 31, 2000
Net grants during the period as % of total outstanding common shares	3.24%	1.61%	4.44%
Grants to executive officers during the period as % of total options granted during the period	20.61%	19.63%	24.03%
Grants to executive officers during the period as % of total outstanding common shares during the period	0.88%	0.69%	1.10%
Cumulative options held by executive officers as % of total options outstanding	19.32%	17.59%	19.41%

At September 29, 2002, a total of 1,543,668 options were available for grant under all of our option plans and a total of 316,599 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. Please see Note 10 included in our Annual Report on Form 10-K for the year ended December 30, 2001. The following table summarizes activity under our stock option plans for the nine months ended September 29, 2002:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 30, 2001	8,022,211	$0.82-$73.56	$17.39	3,319,001	$13.54

Granted	2,790,300	$3.66-$20.10	$8.41
Exercised	(468,359)	$0.82-$11.66	$4.59
Canceled	(661,810)	$4.58-$67.08	$24.09

Balance at September 29, 2002	9,682,342	$0.82-$73.56	$14.96	4,220,748	$16.19

The following table summarizes outstanding stock options that are in-the-money and out-of-the-money as of September 29, 2002. For purposes of this table, in-the-money stock options are those options with an exercise price less than $3.48, the closing price of Powerwave Common Stock on the last trading day of the quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $3.48 closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	679,187	$2.08	15,689	$2.29	694,876
Out-of-the-Money	3,541,561	$18.90	5,445,905	$14.05	8,987,466

Total Options Outstanding	4,220,748	$16.19	5,461,594	$14.02	9,682,342

The following table sets forth certain information concerning grants of options to each of our executive officers during the nine months ended September 29, 2002. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually from the closing price on the grant date by 5% and 10%, respectively. These rates do not represent our estimate or projection of future Common Stock prices and there is no assurance that the share price will appreciate at all or at the rates shown in the table below.

	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Period(1)	Exercise Price ($/Share)(2)	Expiration Date (3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation(4)
Name						5%	10%
Bruce C. Edwards	400,000	(5)	14.34%	$5.41	08/05/2012	$1,360,928	$3,448,859
Ronald J. Buschur	100,000	(5)	3.58%	$5.41	08/05/2012	$340,232	$862,215
Kevin T. Michaels	75,000	(5)	2.69%	$5.41	08/05/2012	$255,174	$646,661

(1)	Options to purchase an aggregate of 2,790,300 shares of Common Stock were granted to employees, including the executive officers, during the nine months ended September 29, 2002.

(2)	The exercise price of each option is equal to the fair market value of Common Stock on the date of the grant.

(3)	Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(4)	This amount assumes a Common Stock price of $8.81 at 5% appreciation and $14.03 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.

(5)	Subject to continued employment with the Company, the options become exercisable as to one twenty-fourth per month beginning September 1, 2002.

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the nine months ended September 29, 2002, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of September 29, 2002. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the quarter.

	Shares Acquired on Exercise	Value Realized		Number of Securities Underlying Unexercised Options at 09/29/2002		Value of Unexercised In-the-Money Options at 09/29/2002 (1)
Name				Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	115,625	$982,427	(2)	577,082	472,918	—	—
Ronald J. Buschur	—	—		127,083	372,917	—	—
Kevin T. Michaels	—	—		169,978	150,552	$21,650	—

(1)
In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, fair market value per share is deemed to be $3.48, the Company’s closing Common Stock price reported by Nasdaq on September 27, 2002, the last trading day of the quarter.

(2)	Represents estimated market value on the date of exercise of shares, less option exercise price. These options were exercised and the shares are still held by the executive.

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of September 29, 2002 for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options Warrants and Rights	Weighted Average Exercise Price of Outstanding Options Warrants and Rights	No. of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (excluding shares reflected in column 1)
Stock Option Plans Approved by Shareholders	9,682,342	$14.96	1,543,668
Stock Option Plans not Approved by Shareholders	—	—	—

Total	9,682,342	$14.96	1,543,668

Disclosure About Foreign Currency Risk

We have operations in France and the United Kingdom, and recently announced the start-up of contract manufacturing operations in the People’s Republic of China that incur or will incur expenses in foreign currencies. These expenses expose us to foreign currency transactions and result in gains and losses from such transactions. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 32% of our net sales for the first nine months of 2002, 41% of our fiscal 2001 net sales, and 21% of our fiscal 2000 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe and South America, where there has been instability in several of the region’s currencies, including the Brazilian Real and Argentine Peso. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with the economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell additional products or services in the local currency of such customers. If we sell additional products or services in a foreign currency, we may be required to convert the payments received into U.S. dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and equity markets in the last few years. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers generally pay for our products with U.S. Dollars. The past strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Such a significant increase in the local currency based cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively impact our future sales and gross margins. For further discussion of the risks associated with our international sales, see “Additional Factors That May Affect Future Results—There are many risks associated with international operations...”

Disclosure About Terrorist Risk

We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are unable to estimate or predict what future impact these events will have on us, our customers, our suppliers and the market demand for our products. Any production delays or shutdowns, reduction in demand or loss of customers due to terrorist attacks could have a negative impact on our results of operations and future sales.

New Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS 142, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives but will be required to test these assets periodically for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets, effective for fiscal years beginning after December 15, 2001. We adopted SFAS 142 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (“SFAS 143”), was issued by the FASB in August 2001. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after September 15, 2002, with early adoption permitted. We adopted SFAS 143 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

The FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), in October 2001. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and, in general, are to be applied prospectively. We adopted SFAS 144 effective December 31, 2001 and such adoption did not have a material impact on our consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity(including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS 146 is effective for exit and disposal activities initiated after December 31, 2002. We are currently evaluating the provisions of SFAS 146 but expects that the provisions of SFAS 146 will not have a material impact on our consolidated results of operations and financial position upon adoption.

Additional Factors That May Affect Our Future Results

Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated in this document and should be reviewed in their entirety when analyzing our business. These factors include the following:

•	the ability to add new customers to reduce our dependence on any one customer;

•	the ability to maintain our existing customers;

•	the ability to timely develop and produce commercially viable products at competitive prices;

•	industry specific factors, including a slowdown in the demand for wireless communications and RF power amplifiers;

•	the impact of any reduction in demand for our products;

•	the ability to manage expense levels given reductions in demand;

•	the ability to increase demand for our products from major wireless infrastructure original equipment manufacturers, or OEMs;

•	the ability to produce both new and existing products which meet the quality standards and price targets of both our existing and potential new customers;

•	the ability to ramp-up production of new products in both a timely and cost effective manner;
•	the ability to manage rapid change in demand for our products;

•	the availability and cost of components;

•	the ability to accurately anticipate customer demand;

•	the ability to finance our activities and maintain our financial liquidity;

•	the ability of our products to operate and be compatible with various OEMs’ base station equipment;

•	the ability to manage future product repairs;

•	worldwide and regional economic downturns and unfavorable political conditions; and

•	the ability to maintain a stable and reliable source of electricity to support our operations at a reasonable cost.

We rely upon a few customers for a significant amount of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless OEMs, such as Ericsson, LG Information & Communications, Ltd. (“LGIC”), Lucent, Motorola, Nokia, Nortel and Samsung, as well as major operators of wireless networks, such as ALLTEL Corporation, AT&T Wireless, Cingular Wireless and Verizon Wireless.

Our dependence on a small number of major customers exposes us to numerous risks, including:

•	slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;

•	concentration of accounts receivable credit risk;

•	changes in customer forecasts and demand;

•	customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules; and

•	direct competition should a customer decide to manufacture RF power amplifiers internally.

        For the nine months ended September 29, 2002, our largest customer, Nortel, accounted for approximately 48% of our net sales or $146.5 million. For fiscal 2001, Nortel accounted for approximately 44% of our net sales. For the first nine months of 2002, our next two largest customers (in alphabetical order) Cingular Wireless and Nokia, each accounted for 10% or more of our net sales. During the first nine months of fiscal 2002, a number of major OEMs made multiple announcements lowering their expectations for total wireless infrastructure demand for the remainder of 2002 due to lower than anticipated capital spending plans by major wireless network operators. If these forecasted reductions in overall market demand result in significant reductions in demand for our products by our customers, such reductions will have an adverse effect on our business, results of operations and financial condition. In addition, several of our major OEM customers continue to experience poor financial performance that has resulted in downgrades of their credit worthiness by outside credit rating agencies and significant reductions in their common stock price and overall market value. While we perform ongoing credit evaluations and have not experienced any significant payment delays from these customers, further reductions in their financial liquidity could result in future payment delays and/or the declaration of bankruptcy causing the non-payment of their accounts receivable, which in turn, would have a material adverse effect on our business, liquidity, results of operations and financial condition.

There are several examples of the risks related to our customer and industry concentration. During 2001, we experienced an overall reduction in revenue of $147 million from our 2000 revenue levels, $80 million of which related to a single customer, Nortel. During 1998, we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis. As a result, our fiscal 1998 sales to South Korean customers decreased by approximately 70%, or $69.1 million, to $30.2 million as compared to $99.3 million or approximately 83% of our total net sales for fiscal 1997.

Currently during 2002, we have experienced a significant reduction in network operator demand. In addition, we have experienced significant delays in demand for WCDMA or 3G based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, we believe that a majority of wireless network operators have reduced their capital spending plans in order to improve their overall cashflow. The continuation of these various reductions in demand for our products will have a material adverse effect on our business, results of operations and financial condition.

We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs’ view of utilizing third party suppliers of RF power amplifiers. During the third quarter of 2001, Lucent announced that it had split off its internal power amplifier group to a new private entity called Celiant Corporation. During the first quarter of 2002, Andrew Corporation, a competitor, announced that it had entered into an agreement to acquire Celiant Corporation and completed such acquisition during the second quarter of 2002. During fiscal 2000, Ericsson purchased Microwave Power Devices, Inc., one of our competitors. Any shift in demand by an OEM away from utilizing third party suppliers of RF amplifiers could have a negative impact on our business, results of operations and financial condition. Additionally, OEM purchasers are impacted by their current view of wireless infrastructure deployments and orders for our products could be significantly reduced due to any delays of such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

•	reduced subscriber demand for wireless services;

•	the inability of network operators to raise additional capital to fund network expansion;

•	higher than anticipated network infrastructure costs;

•	technical delays in the development of new wireless protocols, such as 3G;

•	delays in government approvals required for system deployment; and

•	economic or political problems in the wireless operator’s operating region.

In addition, from time to time, OEMs may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with wireless infrastructure deployments and OEMs’ purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand that could exceed our production capacity and could negatively impact our ability to meet customers’ demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could have a material adverse effect on our business, results of operations and financial condition.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results fluctuate due to a number of factors, including:

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	variations in manufacturing costs, capacities and efficiencies;

•	capacity and production constraints, including constraints associated with single-source component suppliers;

•	changes in a network operator’s transmission protocol;

•	delays in qualification of new products or redesigns by our customers;

•	product failures and associated in-field service support costs;

•	competitive factors, including pricing, availability and demand for competing amplification products;

•	cancellations or reductions of customer orders and shipments due to economic slowdowns in the customers’ operating regions;

•	cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules at the customer;

•	warranty expenses;

•	the availability and cost of components;

•	the timing, availability and sale of new products by us or our competitors;

•	changes in the mix of products having differing gross margins;

•	changes in average sales prices;

•	long sales cycles associated with our products;

•	variations in product development and other operating expenses;

•	discounts given to certain customers for large volume purchases;

•	interruptions in the supply of electricity and significant increases in the cost of electricity; and

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall.

Our sales to customers are usually made under purchase orders with short delivery requirements. While we receive periodic order forecasts from our major customers, such customers generally have no obligation to purchase the forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our quarterly results of operations. We cannot guarantee that our quarterly results of operations will not be similarly adversely affected in the future. In spite of these limitations, we maintain significant finished goods, work-in-progress and raw materials inventory as well as increased levels of technical production staff to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we will have higher levels of inventory that face a greater risk of obsolescence and excess production staff. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may lack the inventory or manufacturing capacity to fill their orders. Either situation could have a material adverse effect upon our business, financial condition and results of operations and future business with such customers.

Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of public market analysts and investors. In either case, the price of our Common Stock could be materially adversely affected. See “Our Common Stock price has been and may continue to be volatile and you may not be able to resell shares of our stock at or above the price you paid for such shares.”

Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins.

Wireless service providers are placing increasing price pressure on wireless infrastructure manufacturers, which in turn, has resulted in downward pricing pressure on our products with certain competitors aggressively reducing prices in an effort to increase market share. Fierce competition among third-party suppliers has also increased the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will continue to decline.

Our success is tied to the growth of the wireless services market, and if there is a slower than expected increase in the size of this market, sales of our products would be materially adversely affected.

Almost all of our revenues come from the sale of RF power amplifiers for wireless communications networks. Our future success depends to a considerable extent upon the continued growth and increased availability of wireless communications services. Wireless communications services may not continue to grow and create demand for our products. In addition, as recently experienced in 2002, wireless network operators may decide to continue to reduce capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets, which would have a negative impact on our business, financial condition and results of operations.

We believe that continued growth in the use of wireless communications services depends, in part, on lowering the cost per subscriber by reducing the costs of the infrastructure capital equipment and thereby enabling reductions in wireless service pricing. Although FCC regulations require local phone companies to reduce the rates charged to wireless carriers for connection to their wireline networks, wireless service rates will probably remain higher than rates charged by traditional wireline companies. Alternatively, if wireless service rates fall too far, wireless network operators may not be able to maintain profitable operations and, therefore, may be forced to further reduce future spending on wireless infrastructure, which in turn, would have a negative impact on our business, financial condition and results of operations.

The expansion of wireless communications services depends on developed countries, such as the United States, continuing to allow deployment of new networks and upgrades to existing networks, and on less developed countries deploying wireless communications networks. Our performance could be adversely affected by any of the following risks:

•	failure of local governments or foreign countries to allow construction of new wireless communications systems;

•	termination or delays by local governments or foreign countries of existing construction of wireless communications systems;

•	imposition of moratoriums by local governments or foreign countries on building new base stations for existing wireless communications systems; and

•
foreign authorities may disfavor wireless communications systems because of environmental concerns, political unrest, economic downturns, favorable prices for other communications services or delays in implementing wireless communications systems.

We depend on single sources or limited sources for key components, and a failure by any of these sources to provide components of sufficient quality and quantity, on a timely basis, would cause us to delay product shipments, which could result in delayed or lost revenues, potential financial penalties for late deliveries, and customer dissatisfaction.

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-sourced and limited-sourced components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-sourced or limited-sourced components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “retune” our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed due to the unavailability of single or limited sourced components such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers if they incur excess costs due solely to delays by Powerwave. Any such loss of revenue or financial penalties could have a material adverse affect on our business, results of operations and financial condition.

Similarly, if we are unable to obtain cargo space or secure delivery of single-sourced or limited-sourced components due to labor strikes, lockouts, work slowdowns and/or work stoppages by longshoremen, dock workers, truck drivers, airline pilots and other transportation industry workers, our production costs could increase due to the utilization of alternative transportation methods and/or our delivery of products could be adversely impacted. An example of such risk is the current longshoremen and dock workers lockout and work slowdown on the West Coast of the United States, which to date, has not had a material adverse impact on the Company, but could potentially have a negative impact on us if it continues to grow in scope in the future. A prolonged work slowdown or future lockouts could cause our transportation costs and/or transit times to significantly increase due to an increased demand for air transportation of cargo.

Our reliance on certain single-sourced and limited-sourced components also exposes us to quality control issues if such suppliers experience a failure in their production process. A failure in a single-sourced or limited-sourced component could force us to repair or replace a product utilizing replacement components. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we cannot obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

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

Our products compete on the basis of the following key characteristics:

•	performance;

•	functionality;

•	reliability;

•	pricing;

•	quality;

•	designs that can be efficiently manufactured in large volumes;

•	time-to-market delivery capabilities; and

•	compliance with industry standards.

While we believe that we currently compete favorably with respect to these characteristics, this may change in the future. If we fail to address our competitive challenges, there could be a material adverse effect on our business, financial condition and results of operations.

Our current competitors include Allen Telecom, Inc., Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation, Remec, Inc. and Spectrian Corporation, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the RF power amplifier manufacturing operations of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which has caused us to lower our prices in order to remain competitive. Such pricing actions have had a negative impact on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the RF power amplifier market, our results of operations could be adversely impacted.

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

Manufacturing our products is a complex process and requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon our ability to tune these products to meet specifications in an efficient manner. In this regard, we depend on our staff of trained technicians. If we cannot design our products to minimize the manual tuning process, if we are unable to attract additional trained technicians, or if we lose a number of our trained technicians, it would have a material adverse effect on our business, financial condition and results of operations.

We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our overall relationship with our customers is good and that they consider our products to be of good quality. We also believe that our customers will demand increasingly stringent product performance and reliability. We cannot provide any assurance that our product designs will remain successful or that they will keep pace with technological developments, evolving industry standards and new communications protocols. We may fail to adequately improve product quality and meet the quality standards of our customers, which could cause us to lose such customers. Design problems could damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality RF power amplifiers and have stringent quality control standards. See “Many wireless infrastructure manufactures have internal RF power amplifier production capabilities and if these manufacturers begin offering their own RF power amplifiers, demand for our products would be reduced, and our business, financial condition and results of operations would be materially adversely affected.”

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

There are many risks associated with international operations, including the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections;

•	difficulties in staffing and managing foreign operations;

•	longer accounts receivable collection cycles;

•	currency fluctuations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition from foreign based suppliers;

•	restrictions against the repatriation of earnings from a foreign country;

•	overlapping or differing tax structures; and

•	political or civil turmoil.

For the first nine months of fiscal 2002 and all of fiscal years 2001, 2000 and 1999, international revenues (excluding North American sales) accounted for approximately 32%, 41%, 21%, and 33%, respectively, of our net sales. We currently expect that international revenues will continue to account for a significant percentage of our revenues for the foreseeable future.

We have traditionally invoiced most of our international sales in U.S. dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we may be paid in foreign currencies and, therefore, would become exposed to possible losses in foreign currency transactions. In December 2001, we acquired Toracomm Limited, a company located in Bristol, United Kingdom. Due to this acquisition, we will incur foreign currency expenses that will expose us to additional foreign currency transactions, and the resulting gains and losses from such transactions will be included in our operating results. In October 2002, we announced the initial start-up of contract manufacturing in the People’s Republic of China. Our operations within China will expose us to both foreign exchange and currency risk, as well as political risk, with respect to the products produced in China.

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

Our reliance on offshore contract manufacturers to produce some of our products could adversely impact our business, financial condition and results of operations.

In an effort to reduce the costs of our products, we have recently begun to outsource the manufacture of some products offshore. As a result, the cost, quality, performance and availability of our offshore contract manufacturing operations are and will be essential to the successful production and sale of many of our products. Our ability to successfully transition the production of selected products to offshore contract manufacturing facilities depends upon our ability to:

•	manage the impact on and maintain positive employee relations with our existing U.S. workforce;

•	maintain pricing leverage with our existing supplier base;

•	develop additional suppliers to support our offshore contract manufacturer;

•	produce quality products offshore through our contract manufacturer and timely resolve any quality issues;

•	provide our offshore contract manufacturer with product volumes that are stable and high enough to achieve sufficient cost savings;

•	obtain customer acceptance and qualification of the products that are manufactured by our offshore contract manufacturer within a reasonable timeframe; and

•	develop efficient and cost effective methods to transport products produced offshore to our customers.

If we are unable to successfully transition selected products to offshore contract manufacturers, our supply chain may be disrupted and the cost, quality and availability of our products could be adversely affected. This would have a negative impact on our business and results of operations.

Our ability to compete effectively and manage future growth depends on our ability to:

•	effectively expand, train and manage our work force, particularly in response to fluctuations in demand for various products;

•	manage production and inventory levels to meet product demand and new product introductions;

•	manage and improve production quality;

•	manage and improve the performance of our suppliers while reducing our price of materials;

•	expand both the range of customers and the geographic scope of our customer base;

•	reduce product costs; and

•	improve financial and management controls, reporting systems and procedures.

Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

The sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months, which could cause delays in forecasted sales and cause us to incur substantial expense before we earn associated revenues.

Our customers normally conduct significant technical evaluations of our products and our competitors’ products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into any OEM’s product. This qualification process involves a significant investment of time and resources from both the OEMs and us in order to ensure that our product designs are fully qualified to perform with each OEM’s equipment. Individual wireless network operators can also subject our products to field and evaluation trials, which can last anywhere from one to nine months, before making a purchase. The qualification and evaluation process, as well as customer field trials, may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for that quarter could be materially adversely affected.

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

Wireless infrastructure equipment manufacturers with internal manufacturing capabilities could also sell RF power amplifiers externally to other manufacturers, thereby competing directly with us. During 2001, Lucent announced the spinout of its internal amplifier group creating Celiant Corporation, and during the second quarter of 2002, one of our competitors, Andrew Corporation, completed their acquisition of Celiant Corporation. Even if we are successful in selling our products to OEM customers, we believe that such customers will demand price and other concessions based on their ability to manufacture RF power amplifiers internally. If, for any reason, our major customers decide to produce their RF power amplifiers internally or through joint ventures with other competitors, or require us to participate in joint venture manufacturing with them, our business, results of operations and financial condition could be materially adversely affected.

Protection of our intellectual property is limited and we are at risk of third-party claims of infringement that could harm our competitive position.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 23 U.S. patents and 2 foreign patents, and we have filed applications for an additional 28 separate U.S. patents and over 50 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees may leave us and go to work for a competitor. We have had employees leave us and go to work for competitors in the past. While we believe that we have adequately protected our proprietary technology, and we believe that we have taken all legal measures to protect it, we may not be successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor. Any such unauthorized use of our proprietary technology could have a material adverse effect on our business, financial condition and results of operations.

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

As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such claims, whether or not valid, could result in substantial costs and diversion of our resources. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all. See “We are at risk of litigation which could result in substantial costs to us and adversely impact our operations.”

Actual or alleged defects in our products may create liability to those claiming injury.

Any of the following could have a material adverse effect on our business, financial condition and results of operations:

•
a determination or allegation that systems or devices relying on or incorporating our products create a health risk, causing us to be named as a defendant, and held liable, in a product liability lawsuit;

•	delays or prohibitions on the installation of wireless communications networks due to alleged health or environmental risks; and

•	our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability lawsuits.

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

Our Common Stock price has been and may continue to be volatile and you may not be able to resell shares of our stock at or above the price you paid for such shares.

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. The stock market has also experienced significant price and volume fluctuations from time to time. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may adversely affect the market price of shares of our Common Stock. Our Common Stock price may be affected by these factors as well as:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of such results of operations to meet the expectations of stock market analysts and investors;

•	reductions in demand or expectations of future demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in the political or economic outlook of the markets into which we sell our products;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations or new products by us or our competitors;

•	changes in the wireless communications industry; and

•	general market conditions.

In addition, based on the current accounting value of our assets and assuming that our current Common Stock price remains at its current level, it is likely that we may be required to record a charge for the impairment of our goodwill, which would have a material adverse impact on our fourth quarter fiscal year 2002 operating results and could further depress the price of our Common Stock.

Based on the above, we expect that our stock price will continue to be volatile and therefore, cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

Future acquisitions or strategic alliances may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

From time to time, we may acquire or invest in companies, products or technologies, and may enter into joint ventures and strategic alliances with other companies. We commonly encounter risks in such transactions including the following:

•	we may have difficulty assimilating the operations and personnel of the acquired company;

•	we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	our ongoing business may be disrupted by transition and integration issues;

•	we may be unable to retain key technical and managerial personnel from the acquired business;

•	we may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration;

•	our relationships with existing suppliers or customers could be adversely affected;

•	our relationships with employees could be impaired;

•
our due diligence process may fail to identify significant issues including issues with respect to product quality, product architecture, legal and financial contingencies, and product development; and

•	we may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

If we are unable to effectively manage these risks, our business, financial condition and results of operations could be adversely impacted.

Insurance costs continue to rise and coverages are becoming increasingly restrictive due to worldwide terrorist activity and accounting irregularities. It is becoming progressively difficult to secure adequate policy limits to manage risk in a cost effective matter.

We purchase insurance to cover a wide variety of potential risks and liabilities. In the current worldwide insurance market, premiums are rising rapidly while coverage is becoming more restrictive. Our total cost of insurance is expected to double within the next year and it is possible that certain coverages may no longer be available or may only be available at prices that are prohibitively expensive. If we are unable to maintain our insurance coverages at their historical levels and at a reasonable cost, or if we are forced to bear an increased portion of the risks that we have traditionally insured, our results of operations and financial condition could be adversely affected due to increased insurance costs and potential losses arising from reduced coverages.

Our facilities are located in the State of California, which has experienced an electricity shortage, and we are not able to guarantee that we, or any of our suppliers located in California, will not experience any significant interruptions in electrical service to our or their facilities in the future.

The two largest investor-owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have experienced electricity generation shortages due to the collapse of California’s deregulation strategy. Pacific Gas & Electric has declared voluntary bankruptcy in order to restructure its outstanding obligations, and Southern California Edison continues to operate with the potential risk of a future bankruptcy filing. The previous inability of these companies to purchase electricity resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas & Electric. As of October 31, 2002, we have not experienced any significant interruptions in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages that our customers or we may suffer as a result of interruptions of power supply. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to recalibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices skyrocketed over the past year. As a result, we have incurred significant increases in our electricity costs that are negatively impacting our results of operations. If wholesale prices continue to increase and these increases are passed on to end users, the operating expenses associated with our facilities will increase, which could further harm our results of operations.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents and long-term debt. At September 29, 2002, the carrying values of our financial instruments approximated their fair values based on current market prices and rates.

Currently, we do not enter into derivative financial instruments and we do not currently have any significant direct foreign currency exposure. Aside from the net operating costs of our foreign operations in China, France and the United Kingdom, we do not transact business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at September 29, 2002.

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

We currently do not have any material debt outstanding, so we do not have significant interest rate risk from a liability perspective. However, we do have a significant amount of cash and short–term investments with maturities less than three months. This cash portfolio exposes us to interest rate risk as short-term investment rates fell significantly during 2001 and have remained low during the first nine months of 2002. This has contributed to a significant reduction in interest income from our cash investments. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to material fluctuations in principal and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

Our international sales expose us to foreign currency risk in the ordinary course of our business. Please review our “Disclosure About Foreign Currency Risk” in this Form 10-Q for a more detailed description of the various risks involved in our international sales.

We require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements. If we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. In addition, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could adversely affect our business, results of operations and financial condition.

Item 4.      Controls and Procedures

(a)   Evaluation of disclosure controls and procedures:

Within the 90 days prior to the date of this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s periodic SEC filings.

(b)   Changes in internal controls:

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a)  Documents filed as part of this report:

Exhibit Number	Description

99.1	A certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

99.2	A certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)  No reports have been filed on Form 8-K for the quarter for which this report is filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POWERWAVE TECHNOLOGIES, INC.

Date:	October 31, 2002	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Bruce Edwards, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Powerwave Technologies, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 31, 2002	By:	/s/ BRUCE C. EDWARDS
Bruce C. Edwards President and Chief Executive Officer Powerwave Technologies, Inc.

I, Kevin Michaels, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Powerwave Technologies, Inc;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.
The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

c)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.
The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 31, 2002	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer Powerwave Technologies, Inc.