Form 10-K/A
period 2002-12-29
POWERWAVE TECHNOLOGIES INC
filed 2003-04-04
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-21507

POWERWAVE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2723423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 E. St. Andrew Place, Santa Ana, CA 92705

(Address of principal executive offices, zip code)

Registrant’s telephone number: (714) 466-1000

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, Par Value $0.0001

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒  No  ☐

As of June 30, 2002, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $591,567,300 computed using the closing price of $9.16 per share of Common Stock on June 28, 2002, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 13, 2003, the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 65,968,329.

POWERWAVE TECHNOLOGIES, INC.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

John L. Clendenin, 68, has been non-executive Chairman of the Board of Directors of Powerwave Technologies, Inc. (“Powerwave” or the “Company”) since January 3, 1999 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Coca-Cola Enterprises, Inc., Equifax Inc., Acuity Brands, Inc., The Kroger Company and The Home Depot, Inc.

Daniel A. Artusi, 48, joined the Company’s Board of Directors in December 2002. Mr. Artusi is the President and Chief Operating Officer of Silicon Laboratories Inc., a designer and manufacturer of integrated circuits for the communications industry. Prior to joining Silicon Laboratories in August 2001, Mr. Artusi held various positions at Motorola, Inc. from 1977 to 2001. From August 1999 to August 2001, Mr. Artusi served as Corporate Vice President and General Manager of Motorola’s Networking and Computing Systems Group. Mr. Artusi served as Vice President and General Manager of Motorola’s Wireless Infrastructure Division from May 1997 to August 1999 and as General Manager of Motorola’s RF Products Division from April 1996 to May 1997.

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

David L. George, 49, has been a member of the Company’s Board of Directors since November 1995. Since April 2002, he has served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc. a public reporting company specializing in Emergency Management software solutions and Wireless Communications systems. Prior to joining Bizcom U.S.A, Inc., Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers (I.E.E.E.) for more than 22 years, he holds several patents relating to wireless technology and networks.

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

Safi U. Qureshey, 52, has been a member of the Company’s Board of Directors since February 2000. Mr. Qureshey is the Chief Executive Officer of Avaz Networks, a fabless semiconductor company that provides semiconductor and software platforms for video over packet and video on demand solutions for cable and DBS OEM’s. Mr. Qureshey was the cofounder and former Chief Executive Officer and Chairman of AST Research, Inc.

a personal computer company. Mr. Qureshey is also a former member of President Clinton’s Export Council and was a Regent’s Professor at the Graduate School of Management, University of California at Irvine.

Andrew J. Sukawaty, 47, has been a member of the Company’s Board of Directors since May 1998. Mr. Sukawaty is President and Chief Executive Officer of Cable Partners Europe L.L.C., formerly known as Callahan Associates International (UK), a global communications development and operating company. He is also a Deputy Chairman of mm02, PLC, formerly BT Wireless. From September 1996 to June 2000, Mr. Sukawaty served as President and Chief Executive Officer of Sprint PCS. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited, a British diversified broadcast transmission and communications company, since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., AT&T and Northwestern Bell.

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

Kevin T. Michaels, 44, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Powerwave’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission (“SEC”) and Nasdaq. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish Powerwave with copies of all Section 16(a) forms they file.

Based solely on a review of filings with the Securities and Exchange Commission and written representations by each executive officer and director that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during fiscal 2002.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

Powerwave’s compensation policies applicable to its executive officers are administered by the Compensation Committee of the Board of Directors. The Compensation Committee’s members consist of Director’s who are independent from the executive officers or the management of the Company. Powerwave’s executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize shareholder value. The programs are designed to enhance shareholder value by aligning the financial interests of the executive officers of the Company with those of our shareholders.

Compensation Policy

Powerwave’s executive compensation programs are based on the belief that the interests of the executives should be closely aligned with the Company’s shareholders. In support of this philosophy, a meaningful portion of each executive’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for Powerwave’s shareholders from both a short-term and long-term perspective. With this pay-for-performance and shareholder alignment orientation, Powerwave’s compensation policies and programs are designed to (1) attract, develop, reward and retain highly qualified and productive individuals; and (2) motivate executives to improve the overall performance and profitability of the Company.

There are three primary components of executive compensation: base salary, bonus and stock option grants. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive.

Base Salary

Salaries paid to executive officers (including the Chief Executive Officer) are reviewed annually by the Compensation Committee and proposed adjustments are based upon an assessment of the nature of the position and the individual’s contribution to corporate goals, experience and tenure of the executive officer, comparable market salary data, growth in the Company’s size and complexity, and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries.

Annual Management Bonus

Powerwave has established a cash bonus plan for all employees including executive management. Payment of bonuses is dependent on the Company achieving specific performance criteria for the fiscal year. During fiscal 2002, eighty percent of the bonus was tied to objective Company performance criteria related to operating revenue, pre-tax profit, on-time delivery metrics and customer satisfaction. The remaining twenty percent was tied to objective individual performance targets. No amounts attributable to individual performance targets are paid unless the Company first achieves the Company performance targets for the fiscal year. The Company-wide performance targets are established at the beginning of the fiscal year on the basis of an annual budget developed by management and approved by the Board of Directors. The individual performance targets are also established at the beginning of the fiscal year by the individual’s manager and these targets are designed to further Powerwave’s corporate goals. For 2002, performance against bonus targets and goals was measured on a quarterly basis. The size of the overall cash bonus pool is subject to the approval of the Board of Directors. Once the overall bonus pool is approved, employees are eligible for their individual target bonuses based upon Powerwave’s overall achievement of its performances goals. The Compensation Committee reviews and approves all bonuses for executive officers, based upon an evaluation of their individual performance and contribution to Powerwave’s overall performance. For the first two quarters of fiscal 2002, the Company fulfilled its objective performance criteria and paid a total of $3.2 million from the Company-wide bonus pool. These payments represent forty percent of the annual target bonus and included a total of $0.2 million to Powerwave’s executive officers. No bonus payments were made with respect to third and fourth quarter as the Company did not fulfill its performance targets for such quarters. Also, no bonus payments were made during fiscal 2002 with respect to individual performance targets.

Stock Options

Stock options are designed to align the interests of executives with those of the shareholders. Stock option grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance, or as an incentive for continued service with Powerwave as well as continued superior performance. For executive officers, the Chairman or the Chief Executive Officer recommends the number of options to be granted within a range associated with the individual executive’s salary level, and presents this to the Compensation Committee and the entire Board of Directors for their review and approval. The Compensation Committee takes into account the total compensation offered to its executives when considering the number of options awarded. The Chief Executive Officer and the Chief Financial Officer comprise the members of the Company’s Option Committee, and are empowered by the Board of Directors and the Compensation Committee to grant options to non-officer employees of the Company up to a grant amount of 20,000 shares per employee. All grants for employees of the Company in excess of this amount are submitted to the Compensation Committee or the Board of Directors for approval. All grants for executive officers of Powerwave are submitted to both the Compensation Committee and the entire Board of Directors for approval. In fiscal 2002, Mr. Edwards, Mr. Buschur and Mr. Michaels each received an option grant as an incentive for continued service to the Company. See “Executive Officers—Option Grants In 2002.”

CEO Compensation

The principal components of compensation for the Chief Executive Officer for fiscal 2002 included base salary, bonus and stock option grants. The Compensation Committee increased Mr. Edwards’ base salary from $375,000 to $420,000, effective January 28, 2002, based on an assessment of the nature of his position, comparable market salary, contribution to corporate goals, and experience with Powerwave.

During fiscal 2002, Mr. Edwards was paid a cash bonus of $100,800 from Powerwave’s bonus pool. The entire amount of this bonus was tied to Powerwave achieving specific performance targets for each of the first two quarters of fiscal 2002. No bonuses were paid with respect to the individual performance component of the bonus plan or with respect to Company-wide performance during the third and fourth quarters of fiscal 2002 as the Company did not fulfill its performance targets for such quarters. In 2002, Mr. Edwards was granted an option to purchase, in the aggregate, 400,000 shares of Common Stock at an exercise price of $5.41 per share. The options vest monthly over four years beginning September 1, 2002. The option grant is intended to equate a significant portion of Mr. Edwards’ compensation to Powerwave’s future performance and to provide incentive for continued service with Powerwave.

Policy Regarding Section 162(m) of the Internal Revenue Code

The Compensation Committee has reviewed Powerwave’s executive compensation plans to determine if revisions may be necessary due to the provisions of Section 162(m) of the Internal Revenue Code which generally disallows a tax deduction to public corporations for compensation paid to any of the corporation’s executive officers in excess of $1,000,000 during any fiscal year. It is the current policy of the Compensation Committee to preserve, to the extent reasonably possible, Powerwave’s ability to obtain a corporate tax deduction for compensation paid to executive officers of Powerwave to the extent consistent with the best interests of the Company and its shareholders. The Compensation Committee continually reviews Powerwave’s existing executive compensation plans and will propose changes, if necessary and reasonable, to ensure compliance with the provisions of Section 162(m) which allow performance-based compensation to be excluded from the deduction limits.

Members of the Compensation Committee:

Eugene L. Goda

Safi U. Qureshey

Andrew J. Sukawaty—Chairman of the Compensation Committee

Compensation Committee Interlocks and Insider Participation

During fiscal 2002, all of the members of the Compensation Committee consisted of independent directors and none of the members of the Compensation Committee served as an employee of the Company.

Executive Officers

The following sets forth certain information regarding Powerwave’s executive officers:

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by, or accrued for services rendered to, the Company in all capacities during the past three fiscal years to the Company’s Chief Executive Officer and to each of the two additional executive officers whose salary and bonus exceeded $100,000 (the “Named Executive Officers.”)

Summary Compensation Table
		Annual Compensation								Long-term Compensation Awards – Options
Name and Principal Position	Year	Salary			Bonus		Other					All Other Compensation
Bruce C. Edwards President and Chief Executive Officer	2002 2001 2000	$ $ $	416,539 370,960 296,000		$ $ $	100,800 — 150,000	$ $ $	24,191 10,491 5,636	(1) (1) (1)	400,000 — 650,000		$ $ $	— — —
Ronald J. Buschur Chief Operating Officer	2002 2001 2000	$ $ $	348,462 154,846 —	(3)	$ $ $	56,000 — —	$ $ $	5,910 — —	(1)	100,000 400,000 —	(3)	$ $ $	101,797 75,235 —	(2) (3)
Kevin T. Michaels Senior Vice President, Finance, Chief Financial Officer and Secretary	2002 2001 2000	$ $ $	274,231 234,308 172,000		$ $ $	44,000 — 75,000	$ $ $	22,060 11,787 5,692	(1) (1) (1)	75,000 50,000 50,000		$ $ $	— — —

(1)	Consists of 401(k) matching contributions and health coverage payments.

(2)	Consists of $101,797 of reimbursement related to costs associated with Mr. Buschur’s relocation to Southern California.

(3)	Mr. Buschur joined Powerwave as Chief Operating Officer in June 2001, at a base salary of $330,000. In connection with his employment, Mr. Buschur was granted a stock option to purchase 400,000 shares of common stock at an exercise price of $11.81 per share. In addition, during fiscal 2001, Powerwave reimbursed Mr. Buschur $75,235 in relocation costs and provided an unsecured bridge loan of $1.4 million, both of which related to his relocation to Southern California. At December 29, 2002, the entire $1.4 million bridge loan had been repaid in full.

Option Grants in 2002

The following table sets forth certain information concerning grants of options to each of Powerwave’s Named Executive Officers during the fiscal year ended December 29, 2002. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent Powerwave’s estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

			Option Grants During Fiscal 2002
	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)(2)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
Name						5%	10%
Bruce C. Edwards	400,000	(5)	13.19%	$5.41	08/05/2012	$1,360,928	$3,448,859
Ronald J. Buschur	100,000	(5)	3.30%	$5.41	08/05/2012	$340,232	$862,215
Kevin T. Michaels	75,000	(5)	2.47%	$5.41	08/05/2012	$255,174	$646,661

(1)	Options to purchase an aggregate of 3,032,800 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended December 29, 2002.

(2)	The exercise price of each option is equal to the fair market value of Common Stock on the date of the grant.

(3)	Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.

(4)	The amount assumes a Common Stock price of $8.81 at 5% appreciation and $14.03 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.

(5)	Subject to continued employment with the Company, the options become exercisable as to one forty-eighth per month beginning September 1, 2002.

Aggregated Option Exercises and Values for Fiscal 2002

The following table sets forth certain information concerning the exercise of options by each of Powerwave’s Named Executive Officers during fiscal 2002, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 29, 2002. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of Powerwave’s Common Stock.

	Aggregated Option Exercises During Fiscal 2002 and Option Values at December 29, 2002
	Shares Acquired on Exercise	Value Realized		Number of Securities Underlying Unexercised Options at 12/29/02		Value of Unexercised In-the-Money Options at 12/29/02(1)
Name				Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	115,625	$982,427	(2)	683,333	366,667	$—	$—
Ronald J. Buschur	—	$—		158,333	341,667	$—	$—
Kevin T. Michaels	—	$—		187,166	133,334	$144,158	$—

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value per share is deemed to be $5.34, Powerwave’s closing Common Stock price reported by Nasdaq on December 27, 2002, the last trading day of fiscal year 2002.

(2)	Represents estimated market value on the date of exercise of shares, less option exercise price. These options were exercised and the shares are still held by Mr. Edwards.

Compensation of Directors

Base Compensation

For fiscal 2002, Powerwave’s non-employee directors, other than Mr. Avis who waived his fees, received a retainer fee of $20,000 per year, payable in quarterly installments, and $1,000 for each Board meeting attended (excluding phone meetings). The non-executive Chairman receives an additional retainer fee of $20,000 per year payable in quarterly installments. Directors of the Company who are also employees receive no additional compensation for their services as a director.

Options

The 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of Powerwave’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase Common Stock under the plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 29, 2002, a total of 135,000 options had been exercised under the Director Plan. There were 570,000 options outstanding under the Director Plan as of December 29, 2002 at a weighted average exercise price of $19.96 per share. There were 495,000 shares available for grant under the Director Plan at December 29, 2002.

On December 5, 2002, Messrs. Clendenin, George, Goda, Neun, Qureshey and Sukawaty were each granted an option to purchase 10,000 shares of Common Stock at an exercise price of $6.00 per share under the Director Plan in connection with their annual membership on the Board. Mr. Avis waived his option grant. On December 17, 2002, Mr. Artusi was granted an option to purchase 30,000 shares of Common Stock at an exercise price of $5.24 per share under the Director Plan in connection with becoming a member of the Board.

Stock Performance Graph

The following graph compares the cumulative total shareholder returns for Powerwave’s Common Stock with the cumulative total return of the S & P 500 Index, and the S & P Communications Equipment Index. The presentation assumes $100 invested on December 28, 1997 in Powerwave’s Common Stock, the S & P 500 Index and the S & P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on Powerwave’s Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG POWERWAVE TECHNOLOGIES, INC., THE S&P 500 INDEX

AND THE S&P TELECOMMUNICATIONS EQUIPMENT INDEX

*  $100 invested on 12/28/97 in stock or on 12/31/97 in index-including reinvestment of dividends.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
1997	$100	$100	$100
1998	$133	$129	$176
1999	$417	$156	$387
2000	$1,253	$141	$169
2001	$390	$125	$62
2002	$114	$97	$29

Notwithstanding anything to the contrary set forth in the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Board Compensation Committee Report on Executive Compensation and the Stock Performance Comparison Graph shall not be incorporated by reference into any such filings.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of March 18, 2003, except as otherwise noted, by persons who are directors, Named Executive Officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and Named Executive Officers of Powerwave as a group.

Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Shares Outstanding(1)
David A. Rocker	6,384,053	(2)	9.7
Suite 1759, 45 Rockefeller Plaza, New York, NY 10111
Brown Investment Advisory & Trust Company	3,985,483	(3)	6.0
19 South Bond Street, Suite 400, Baltimore, MD 21231
Bruce C. Edwards	1,455,624	(4)	2.2
Kevin T. Michaels	219,710	(5)	*
Ronald J. Buschur	202,083	(6)	*
John L. Clendenin	174,000	(7)	*
Andrew J. Sukawaty	105,000	(8)	*
Safi U. Qureshey	80,625	(9)	*
Carl W. Neun	73,925	(10)	*
David L. George	35,625	(11)	*
Eugene L. Goda	30,000	(12)	*
Daniel A. Artusi	—		—
Gregory M. Avis	—		—
All Executive Directors and Named Executive Officers as a Group (11 persons)	2,376,592	(13)	3.5

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of March 18, 2003, are deemed outstanding for computing the percentage of the person holding such options or warrants but are not deemed outstanding for computing the percentage of any other person. As of March 18, 2003, the Company had a total of 65,968,329 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(2)	Based on a Schedule 13G dated February 13, 2003, filed with the Securities and Exchange Commission by David A. Rocker. The Schedule 13G states that the number of shares beneficially owned includes: (i) 3,409,600 shares owned by Rocker Partners, L.P., a New York limited partnership; (ii) 2,609,365 shares owned by Compass Holdings, Ltd., a company organized under the International Business Companies Ordinance of the British Virgin Islands; and (iii) 365,088 shares owned by Helmsman Holdings, Ltd., a company organized under the International Business Companies Ordinance of the British Virgin Islands. The Schedule 13G states that David A. Rocker has sole voting power and sole dispositive power as to 6,384,053 shares by virtue of his positions as (i) the sole managing partner of Rocker Partners, L.P.; and (ii) the president of Rocker Offshore Management Company, Inc., the investment advisor to Compass Holdings, Ltd. and Helmsman Holdings, Ltd.

(3)	Based on a Schedule 13G dated December 31, 2002, filed with the Securities and Exchange Commission by Brown Investment Advisory & Trust Company. The Schedule 13G states that Brown Investment Advisory & Trust Company has sole voting power as to 3,969,838 shares and sole dispositive power as to 3,940,960 shares.

(4)	Includes options exercisable for 724,999 shares within 60 days of March 18, 2003.

(5)	Includes options exercisable for 215,811 shares within 60 days of March 18, 2003.

(6)	Consists of options exercisable for 202,083 shares within 60 days of March 18, 2003.

(7)	Includes options exercisable for 105,000 shares within 60 days of March 18, 2003.

(8)	Consists of options exercisable for 105,000 shares within 60 days of March 18, 2003.

(9)	Includes options exercisable for 73,125 shares within 60 days of March 18, 2003.

(10)	Includes options exercisable for 73,125 shares within 60 days of March 18, 2003.

(11)	Includes options exercisable for 15,000 shares within 60 days of March 18, 2003.

(12)	Includes options exercisable for 15,000 shares within 60 days of March 18, 2003.

(13)	Includes options exercisable for 1,529,143 shares within 60 days of March 18, 2003 (see footnotes 4-12).

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of December 29, 2002 for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	9,598,722	$14.40	1,627,288
Not Approved by Shareholders	—	—	—

Total	9,598,722	$14.40	1,627,288

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 3rd day of April 2003.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer

CEO CERTIFICATION

I, Bruce C. Edwards, certify that:

1.	I have reviewed the annual report on Form 10-K/A of Powerwave Technologies, Inc.;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003	By:	/s/ BRUCE C. EDWARDS
Bruce C. Edwards President and Chief Executive Officer Powerwave Technologies, Inc.

CFO CERTIFICATION

I, Kevin T. Michaels, certify that:

1.	I have reviewed the annual report on Form 10-K/A of Powerwave Technologies, Inc.;

2.	Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer Powerwave Technologies, Inc.