Form 10-Q
period 2003-03-30
POWERWAVE TECHNOLOGIES INC
filed 2003-05-07
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒   No  ☐

As of May 6, 2003 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 65,968,329.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, trends in average selling prices and gross margins, the transfer of certain manufacturing operations to contract manufacturers, the timing of and demand for 3G products, restructuring charges, and the level of expected capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies Inc.’s (“Powerwave” or the “Company) management and are subject to certain risks, uncertainties and assumptions. Any statements contained herein (including without limitation statements to the effect that the Company or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact should be construed as forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors including those discussed in “Additional Factors That May Affect Our Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 14-39. Because of these and other factors that may effect Powerwave’s operating results, past performance should not be considered as an indicator of future performance and investors should not use historical results to anticipate results or trends in future periods. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on From 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. Powerwave also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com/investor.html as soon as reasonably practicable after filing such material with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2003	December 29, 2002
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$164,165	$162,529
Accounts receivable, net of allowance for sales returns and doubtful accounts of $2,190 and $2,505 at March 30, 2003 and December 29, 2002, respectively	42,460	53,264
Inventories	32,123	29,921
Prepaid expenses and other current assets	9,340	9,288
Deferred tax assets	7,124	6,931

Total current assets	255,212	261,933
Property, plant and equipment	135,067	135,253
Less: accumulated depreciation and amortization	(54,344)	(50,431)

Net property, plant and equipment	80,723	84,822
Goodwill	—	4,852
Deferred tax assets	20,803	14,922
Other non-current assets	2,560	2,644

TOTAL ASSETS	$359,298	$369,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,548	$26,842
Accrued expenses and other current liabilities	12,164	14,227
Short-term notes payable and current portion of long-term debt	78	79
Income taxes payable	2,322	2,281

Total current liabilities	43,112	43,429
Other non-current liabilities	84	83

Total liabilities	43,196	43,512

Commitments and contingencies	—	—
Shareholders’ Equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 135,000 shares authorized, 65,877 shares issued and outstanding at March 30, 2003 and 65,707 shares issued and outstanding at December 29, 2002	248,425	247,415
Accumulated other comprehensive loss	(1)	—
Retained earnings	67,678	78,246

Total shareholders’ equity	316,102	325,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$359,298	$369,173

Note: December 29, 2002 balances were derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 30, 2003	March 31, 2002
Net sales	$52,154	$104,085
Cost of sales	48,369	85,382

Gross Profit	3,785	18,703
Operating Expenses:
Sales and marketing	2,901	3,541
Research and development	9,950	8,350
General and administrative	3,347	3,613
Goodwill impairment charge	4,852	—

Total operating expenses	21,050	15,504

Operating income (loss)	(17,265)	3,199
Other income, net	752	687

Income (loss) before income taxes	(16,513)	3,886
Provision for (benefit from) income taxes	(5,945)	1,166

Net income (loss)	$(10,568)	$2,720

Basic earnings (loss) per share	$(0.16)	$0.04

Diluted earnings (loss) per share	$(0.16)	$0.04

Basic weighted average common shares	65,877	65,233

Diluted weighted average common shares	65,877	66,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 30, 2003	March 31, 2002
Net income (loss)	$(10,568)	$2,720
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1)	—

Comprehensive income (loss)	$(10,569)	$2,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 30, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVTIES:
Net income (loss)	$(10,568)	$2,720
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,948	5,272
Goodwill impairment charge	4,852	—
Provision for excess and obsolete inventories	1,221	—
Provision for sales returns and doubtful accounts	9	(3)
Deferred income taxes	(5,997)	1,165
Compensation costs related to stock options	15	15
Loss on disposal of property, plant and equipment	12	140
Changes in operating assets and liabilities:
Accounts receivable	10,795	(7,553)
Inventories	(4,125)	(3,655)
Prepaid expenses and other current assets	(52)	1,289
Accounts payable	1,706	16,437
Accrued expenses and other current liabilities	(1,359)	(1,191)
Income taxes	42	—
Other non-current assets	(216)	(75)
Other non-current liabilities	1	6

Net cash provided by operating activities	1,284	14,567
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(735)	(1,018)
Proceeds from the sale of property, plant and equipment	172	32

Net cash used in investing activities	(563)	(986)
CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	—	(334)
Proceeds from the sale of stock under Employee Stock Purchase Plan	892	1,168
Proceeds from exercise of stock options	23	1,173

Net cash provided by financing activities	915	2,007

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,636	15,588
CASH AND CASH EQUIVALENTS, beginning of period	162,529	123,171

CASH AND CASH EQUIVALENTS, end of period	$164,165	$138,759

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$13	$43

Income taxes	$9	$—

NON-CASH ITEMS:
Tax benefit related to stock options exercised	$49	$867

Tax benefit related to the issuance of Common Stock under the Employee Stock Purchase Plan	$30	$16

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Powerwave have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

The results of operations for the three months ended March 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 28, 2003 (“fiscal year 2003.”) For further information on additional factors that may affect future results, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 2 in this report on Form 10-Q and to the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material impact on the consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective December 30, 2002 and has included the additional required disclosures below under “Stock-Based Compensation.” Such adoption did not have a material impact on the consolidated financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company currently has no variable interest entities.

Stock-Based Compensation

Pursuant to SFAS No. 123, Powerwave has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. As a result, Powerwave only records compensation expense for stock-based awards granted with an exercise price below the market value of the Company’s stock at the date of grant.

The Black-Scholes option valuation model prescribed by SFAS No. 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the first quarter of 2003 was $3.30 per share and for fiscal year 2002 was $7.07 per share. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model and an incremental tax rate of 40%, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the quarters ended March 30, 2003 and March 31, 2002 would have approximated the pro forma amounts indicated below:

	Three Months Ended
	March 30, 2003	March 31, 2002
Net income (loss):
As reported	$(10,658)	$2,720
Less: Additional expense per SFAS No. 123, fair value method, net of related tax effects	(2,886)	(4,115)

Pro forma	$(13,454)	$(1,395)

Basic earnings (loss) per share:
As reported	$(0.16)	$0.04
Pro forma	$(0.20)	$(0.02)
Diluted earnings (loss) per share:
As reported	$(0.16)	$0.04
Pro forma	$(0.20)	$(0.02)

The fair value of options granted under Powerwave’s stock incentive plans during the first quarter of 2003 and fiscal year 2002 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	First Quarter 2003	Fiscal Year 2002
Weighted average risk-free interest rate	1.85%	2.18%
Expected life (in years)	5.1	5.1
Expected stock volatility	177%	180%
Dividend yield	None	None

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, management does not believe that the existing models provide a reliable single measure of the fair value of its employee stock options. Therefore, Powerwave believes that the pro forma net expense per SFAS No. 123 calculated above is not a reliable measure of the costs of its stock option plans.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), some of the Company’s international operations use the respective local currencies as their functional currency while other international operations use the U.S. Dollar as their functional currency. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Local currency transactions of international subsidiaries which have the U.S. Dollar as the functional currency are remeasured into U.S. Dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement for such subsidiaries are included in other income, net. The Company’s international subsidiaries that do not have the U.S. Dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiaries are included as a component of stockholders’ equity. Translation adjustments have not historically had a significant impact on the Company’s financial results.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current quarter presentation.

Note 3. Inventories

Net inventories consist of the following:

	March 30, 2003	December 29, 2002
Parts and components	$11,150	$7,939
Work-in-process	667	900
Finished goods	20,306	21,082

Total inventories	$32,123	$29,921

Inventories are net of an allowance for excess and obsolete inventory of approximately $10.0 million and $9.0 million as of March 30, 2003 and December 29, 2002, respectively. Powerwave regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on sales backlog, forecasted product demand and production requirements for the next twelve months.

Note 4. Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	March 30, 2003	December 29, 2002
Machinery and equipment	$70,191	$70,568
Buildings and improvements	38,392	38,227
Land	14,838	14,838
Office furniture and equipment	10,449	10,199
Leasehold improvements	953	953
Construction in progress	244	468

Gross property, plant and equipment	135,067	135,253
Less: Accumulated depreciation and amortization	(54,344)	(50,431)

Total property, plant and equipment	$80,723	$84,822

Note 5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	March 30, 2003	December 29, 2002
Accrued warranty costs	$5,031	$5,133
Accrued payroll and employee benefits	3,215	4,015
Accrued vendor cancellations costs	380	982
Other accrued expenses	3,538	4,097

Total accrued expenses and other current liabilities	$12,164	$14,227

A summary of the activity that affected the Company’s accrued warranty costs is as follows:

Description	Accrued Warranty Costs
Balance at December 29, 2002	$5,133
Reductions for warranty costs incurred	(1,074)
Warranty accrual related to current year sales	840
Change in estimate related to previous warranty accruals	132

Balance at March 30, 2003	$5,031

Note 6. Employee Stock Purchase Plan

The twelfth offering under Powerwave’s Employee Stock Purchase Plan (the “ESPP”) concluded on January 31, 2003, with 254,602 shares of the Company’s Common Stock purchased under the ESPP at a price per share of $3.50. At March 30, 2003, there were rights to purchase approximately 87,000 shares of Common Stock outstanding under the ESPP’s thirteenth offering, which will conclude on July 31, 2003.

Note 7. Stock Option Plans

The following is a summary of stock option transactions under Powerwave’s stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, the 1996 Director Stock Option Plan, the 2000 Stock Option Plan and the 2002 Stock Option Plan for the three months ended March 30, 2003:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	9,599	$0.82 – $73.56	$14.40	4,545	$15.61
Granted	58	$3.12 – $ 5.78	$3.94
Exercised	(37)	$1.56 – $ 4.58	$1.95
Canceled	(138)	$4.67 – $73.56	$15.66

Balance at March 30, 2003	9,482	$0.82 – $73.56	$14.37	4,993	$15.70

At March 30, 2003, a total of 1,707,494 shares were available for grant under all of the Company’s stock option plans.

During each of the three months ended March 30, 2003 and March 31, 2002, Powerwave recorded compensation expense related to stock options of approximately $15,000. The remaining unamortized compensation expense as of March 30, 2003 was approximately $23,000 and will be amortized through September 2003.

Note 8. Commitments and Contingencies

Powerwave had various outstanding leases as of March 30, 2003, the majority of which relate to real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 8,100 square feet of engineering and office space in Bristol, United Kingdom.

Future minimum lease payments required under all operating leases at March 30, 2003 are payable as follows:

Fiscal Year	Total
Remainder of 2003	$1,237
2004	1,671
2005	1,280
2006	1,174
2007	592
Thereafter	207

Total future minimum lease payments	$6,161

During its normal course of business, Powerwave has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to its customers in connection with sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, Powerwave has contractual commitments to various customers which could require it to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company has also issued a guarantee in the form of a standby letter of credit as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Powerwave has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Powerwave is subject to various legal proceedings from time to time as part of its business. As of March 30, 2003, Powerwave is not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Note 9. Goodwill Impairment Charge

As a result of the significant economic downturn effecting demand in the wireless infrastructure industry during the quarter ended March 30, 2003, Powerwave determined that it was necessary to test its previously recorded goodwill for impairment. Since Powerwave operates in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of its net assets. In estimating the fair value of the entire Company, Powerwave reviewed the average and closing stock prices for its Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations to the accounting value of the underlying assets and liabilities, the Company concluded that the entire amount of its recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million during the first quarter of fiscal 2003. The Company did not record any similar goodwill impairment charge during the quarter ended March 31, 2002.

Note 10. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Potential common shares of 157,146 have been excluded from diluted weighted average common shares for the three months ended March 30, 2003, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 30, 2003	March 31, 2002
Basic:
Basic weighted average common shares	65,877	65,233
Net income (loss)	$(10,568)	$2,720

Basic earnings (loss) per share	$(0.16)	$0.04

Diluted:
Basic weighted average common shares	65,877	65,233
Potential common shares	—	1,442

Diluted weighted average common shares	65,877	66,675
Net income (loss)	$(10,568)	$2,720

Diluted earnings (loss) per share	$(0.16)	$0.04

Note 11. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the quarters ended March 30, 2003 and March 31, 2002, sales to customers that accounted for 10% or more of revenues for the quarter totaled $44.0 million and $88.8 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 52% and 36% of total revenues during such quarters, respectively. During the quarter ended March 30, 2003, two customers in addition to Nortel accounted for approximately 23% and 10% of total revenues. During the quarter ended March 31, 2002, three customers in addition to Nortel accounted for approximately 20%, 17% and 12% of total revenues. The top three customers as of March 30, 2003 accounted for approximately 85% of the Company’s accounts receivable as of such quarter. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 12. Supplier Concentrations

Certain of Powerwave’s products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single sources as well as finished RF amplifiers from contract manufacturers. As Powerwave moves more of its manufacturing operations to contract manufacturers, the Company will have less direct contact with numerous suppliers which could potentially increase its concentration of supply with a limited number of suppliers. The inability to obtain single-sourced components of finished RF amplifiers in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Note 13. Segments

Powerwave currently operates in a single business segment as a designer and manufacturer of RF power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the RF frequency in which the product is utilized (i.e., 800-1000 MHz (commonly referred to as “cellular”), 1800-2000 MHz (commonly referred to as “PCS”) and over 2000 MHz, which includes 3G frequency bands). Cost of sales, operating expenses and specific assets are not tracked or allocated to these RF frequency ranges. The following schedule presents an analysis of Powerwave’s net sales based upon RF frequency range:

	Three Months Ended
RF Frequency Ranges	March 30, 2003	March 31, 2002
800-1000 MHz	$33,074	$65,477
1800-2000 MHz	6,887	20,396
2000+ MHz	12,193	18,242

Total sales	$52,154	$104,085

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic location to which a product was shipped:

	Three Months Ended
Geographic Location	March 30, 2003	March 31, 2002
North America	$32,481	$79,813
Asia	3,079	1,609
Europe and other international	16,594	22,663

Total sales	$52,154	$104,085

North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to China, South Korea and other locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $20.3 million and $31.0 million during the quarters ended March 30, 2003 and March 31, 2002, respectively. Sales to Finland during the quarters ended March 31, 2002 and March 31, 2002 were $11.7 million and $18.1 million, respectively.

The majority of Powerwave’s assets are located in the United States, in the State of California. Total accounts receivable as of March 30, 2003 include 46% from customers based in Canada, 20% from customers based in the United States, 18% from customers based in Finland and 10% from customers based in France.

Note 14. Related Party Transactions

During fiscal 2000, 2001 and until August 2002, the President and CEO of the Company, Bruce C. Edwards, was a member of the Board of Directors of Metawave Communications Corporation (“Metawave”), a supplier of “smart” antennas to the wireless communications market and a customer of the Company. Mr. Edwards resigned from his Board position with Metawave effective August 20, 2002. Powerwave had no sales to Metawave during the quarter ended March 30, 2003 and had no outstanding accounts receivable as of such quarter end. During the quarter ended March 31, 2002, the Company had $1.4 million in sales to Metawave.

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

Significant Accounting Policies

We prepare the condensed consolidated financial statements of Powerwave in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a material effect on our reported amounts of revenue, expenses, assets and liabilities. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

Powerwave recognizes revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return products that do not function properly within a limited time after delivery. We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting credit returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…”

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during 2001, 2002 and 2003, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional operating income at the time such inventory is sold. Therefore, although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results. See “Additional Factors That May Affect Future Results—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change…”

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. Powerwave regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Alternatively, if our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results.

Goodwill and Long Lived Assets

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, we determined that it was necessary to test the carrying value of our previously recorded goodwill for impairment during the first quarter of fiscal 2003. Based on a comparison of the accounting value of our underlying assets and liabilities to the average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other valuation metrics, we concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a $4.9 million non-cash charge to operating expenses during the quarter ended March 30, 2003. As a result of this impairment charge, the recorded value of goodwill at March 30, 2003 is zero. See “Impairment and Restructuring Charges” and “Additional Factors That May Affect Future Results—Our Common Stock price has been, and my continue to be, volatile…”

We also review the recoverability of the carrying value of identified intangibles and other long-lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may significantly vary over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset would be deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. Such an impairment charge could have a material adverse impact on our future reported operating results. See “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change…;—Our success is tied to the growth of the wireless services market…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…;—We rely upon a few customers for a significant amount of our revenues…; and—Our average sales prices have declined…”

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for warranty-related costs based on our actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. A significant increase in product return rates, or a significant increase in the costs to repair our products, could have a material adverse effect on our operating results for the period or period in which such returns or additional costs materialize.

Stock-Based Compensation

Powerwave accounts for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Future Results—If we are unable to hire and retain highly qualified technical and managerial personnel…”

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material adverse effect on our consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others (“FIN 45”). FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. We adopted the disclosure provisions of FIN 45 during the fourth quarter of fiscal 2002 and the recognition provisions of FIN 45 effective January 1, 2003. Such adoption did not have a material adverse effect on our consolidated results of operations or financial position.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. We adopted the disclosure provisions of SFAS 148 effective December 30, 2002 and have included the additional required disclosures in “Note 2. Summary of Significant Accounting Policies – Stock-Based Compensation” within the “Notes to Condensed Consolidated Financial Statements” under Item 1, “Financial Statements.” Such adoption did not have a material adverse effect on our consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no variable interest entities.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended March 30, 2003 and March 31, 2002:

	Three Months Ended (as a percentage of net sales)
	March 30, 2003	March 31, 2002
Net sales	100.0%	100.0%
Cost of sales	92.7	82.0

Gross profit	7.3	18.0
Operating expenses:
Sales and marketing	5.6	3.4
Research and development	19.1	8.0
General and administrative	6.4	3.5
Goodwill impairment charge	9.3	—

Total operating expenses	40.4	14.9

Operating income (loss)	(33.1)	3.1
Other income, net	1.4	0.6

Income (loss) before income taxes	(31.7)	3.7
Provision for (benefit from) income taxes	(11.4)	1.1

Net income (loss)	(20.3)%	2.6%

Impairment and Restructuring Charges

As a result of the significant economic downturn effecting demand in the wireless infrastructure industry during the quarter ended March 30, 2003, we determined that it was necessary to test our previously recorded goodwill for impairment. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we reviewed the average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations compared to the accounting value of our underlying assets and liabilities, we was concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million during the first quarter of fiscal 2003. We did not record any similar goodwill impairment charge during the quarter ended March 31, 2002.

In addition, we have recently announced that we are accelerating our efforts to outsource a significantly higher percentage of our production to contract manufacturers in an effort to further reduce our manufacturing labor and overhead costs. To this point, we have added a second outsourced contract manufacturing location in Asia that we anticipate will allow us to accomplish this transition in a faster time frame over the remainder of this fiscal year. In connection with this transition, we expect to incur certain non-recurring restructuring costs during the remainder of fiscal 2003, the specific amounts and timing of which have yet to be determined. The restructuring charges will include, among other items, expenses related to severance and retention bonus payments to impacted employees, freight costs related to the transfer of inventory and equipment to such contract manufacturers, and write-downs to the value of property and equipment that may be identified as excess to our on-going requirements.

Three months ended March 30, 2003 and March 31, 2002

Net Sales

Our sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 50% to $52.2 million, for the quarter ended March 30, 2003, from $104.1 million, for the quarter ended March 31, 2002. We believe that this reduction in demand was due in large part to the significant economic downturn that has impacted the wireless communications industry and resulted in curtailed wireless infrastructure spending. We have experienced lower demand across all of our products in both the original equipment manufacturer (“OEM”) and direct network operator markets. We currently anticipate that the slowdown in worldwide wireless communications infrastructure spending will negatively impact our revenues for at least the next few quarters. For the quarter ended March 30, 2003, total sales of products for networks in the 800-1000 MHz range accounted for approximately 63% of sales, or $33.1 million, compared to approximately 63% of sales, or $65.5 million, for the quarter ended March 31, 2002. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 13% of sales, or $6.9 million, for the first quarter of fiscal 2003, compared to approximately 20% of sales, or $20.4 million, for the first quarter of fiscal 2002. For the quarter ended March 30, 2003, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 24% of sales, or $12.2 million, compared to 17% of sales, or $18.2 million for the quarter ended March 31, 2002.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products. Sales to customers in North America accounted for the majority of our sales, comprising approximately 62% of sales, or $32.5 million, for the quarter ended March 30, 2003, compared to approximately 77% of sales, or $79.8 million, for the quarter ended March 31, 2002. Total international sales (excluding North American sales) accounted for approximately 38% of sales, or $19.7 million, for the first quarter of fiscal 2003, compared to approximately 23% of sales, or $24.3 million, for the first quarter of fiscal 2002. Total Asian sales accounted for approximately 6% of sales, or $3.1 million, for the quarter ended March 30, 2003, compared to 1% of sales, or $1.6 million, for the quarter ended March 31, 2002. Total European and other international sales accounted for approximately 32% of sales, or $16.6 million, for the first quarter of fiscal 2003, compared to 22%, or $22.7 million, for the first quarter of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—There are many risks associated with international operations…”

For the quarter ended March 30, 2003, total sales to Nortel accounted for approximately 52% of sales and sales to ALLTEL Corporation and Nokia Networks (“Nokia”) each accounted for 10% or more of sales for such quarter. For the quarter ended March 31, 2002, total sales to Nortel accounted for approximately 36% of sales and sales to Cingular Wireless, Lucent Technologies, Inc. (“Lucent”) and Nokia each accounted for 10% or more of sales for such quarter.

We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as LM Ericsson Telephone Company (“Ericsson”), Lucent, Motorola Inc. (“Motorola”), Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs’ strategy concerning the outsourcing of RF power amplifiers. During the first quarter of fiscal 2003, several major OEMs made announcements that they were further lowering their expectations for wireless infrastructure demand for 2003 due to their revised expectations of additional capital spending reductions by major wireless network operators. Reduced demand for our products negatively impacted our revenues and operating results during the second half of fiscal 2002 and continues to do so in fiscal 2003. If these forecasted reductions in overall market demand continue to result in a significant reduction in the future demand for our products by customers, our business, financial condition and results of operations will be negatively impacted. See “Additional Factors That May Affect Future Results—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—There are many risks associated with international operations…”

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules for both North American and international deployments, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating income, which has harmed and may continue to harm our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—There are many risks associated with international operations…”

Gross Profit

Cost of sales consists primarily of materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the first quarter of fiscal 2003 and fiscal 2002 were 7.3% and 18.0%, respectively. The reduction in our gross profit margins during the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 is primarily due to the significant unanticipated reduction in demand which resulted in lower revenue and lower absorption of our manufacturing overhead expenses and increased labor costs when reviewed as a percentage of revenues. In response to this reduction in demand, we have recently announced that we are accelerating our efforts to transfer a significantly higher percentage of our production to outsourced contract manufacturers in an effort to further reduce our manufacturing labor and overhead costs. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues;—We have experienced, and will continue to experience, significant results in sales and operating results from quarter to quarter…; and—Our reliance on contract manufacturers to produce our products subjects us to various risks...” The transfer of additional production to outsourced contract manufacturers will result in additional workforce reductions during the remainder of 2003. See “Impairment and Restructuring Charges.” Notwithstanding these cost reduction efforts, we currently anticipate that due to the reduced sales levels, we will continue to experience under-absorption of our manufacturing overhead expenses and excess labor costs which will have a negative impact on our gross margins.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely effect our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive…”

While we continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products as evidenced by our recent announcement that we have accelerated our efforts to outsource a higher percentage of our production to contract manufacturers, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Future Results—Our average sales prices have declined…; and—Our reliance on contract manufacturers to produce our products subjects us to various risks…”

Operating Expenses

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by 18% to $2.9 million for the quarter ended March 30, 2003, from $3.5 million for the quarter ended March 31, 2002. As a percentage of sales, sales and marketing expenses were 5.6% and 3.4% for the first fiscal quarters ended 2003 and 2002, respectively. The decrease in sales and marketing expenses was primarily attributable to lower sales commissions related to the 50% reduction in our revenues during the first quarter of fiscal 2003.

Research and development expenses consist primarily of ongoing RF power amplifier design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS and next generation 2.5G and 3G products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments, hiring patterns and the depreciation of capital equipment. Research and development expenses increased by 19% to $10.0 million for the quarter ended March 30, 2003, from $8.4 million for the quarter ended March 31, 2002. As a percentage of sales, research and development expenses were 19.1% and 8.0% for the first fiscal quarters ended 2003 and 2002, respectively. The increase in research and development expenses was primarily attributable to material costs associated with a large number of prototype and pre-production product development builds during the first quarter of fiscal 2003.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses decreased by 7% to $3.3 million for the quarter ended March 30, 2003, from $3.6 million for the quarter ended March 31, 2002. As a percentage of sales, general and administrative expenses were 6.4% and 3.5% for the first fiscal quarters ended 2003 and 2002, respectively. The decrease in general and administrative expenses was primarily attributable to lower personnel costs during the first quarter of fiscal 2003.

Other Income

Other income consists primarily of interest income, net of any interest expense. Other income increased slightly to $0.8 million for the quarter ended March 30, 2003, from $0.7 million during the quarter ended March 31, 2002. The increase was due to larger average cash balances offset by significantly lower short-term interest rates.

Provision (Benefit) for Income Taxes

We recorded a tax benefit at a rate of 36.0% during the quarter ended March 30, 2003 as compared to a tax provision of 30.0% for the quarter ended March 31, 2002. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of March 30, 2003, we had working capital of $212.1 million, including $164.2 million in cash and cash equivalents, as compared to working capital of $218.5 million at December 29, 2002, which included $162.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the three months ended March 30, 2003 and March 31, 2002:

	Three Months Ended (in thousands)
	March 30, 2003	March 31, 2002
Net cash provided by (used in):
Operating activities	$1,284	$14,567
Investing activities	(563)	(986)
Financing activities	915	2,007

Net increase in cash and cash equivalents	$1,636	$15,588

Net cash provided by operations in the first quarter of fiscal 2003 decreased by $13.3 million as compared to the first quarter of fiscal 2002. This decrease was due to several factors, the majority of which was related to our significantly lower revenues and operating loss. During the quarter ended March 30, 2003, our net accounts receivable decreased to $42.5 million from $53.3 million at December 29, 2002, consistent with our lower sales volume during the first quarter of fiscal 2003 as compared to the fourth quarter of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…” Our net inventories increased to $32.1 million during the quarter ended March 30, 2003, from $29.9 million at December 29, 2002, due to our lower sales volume during the quarter. During the quarter ended March 30, 2003, our accounts payable increased to $28.5 million from $26.8 million at December 29, 2002, consistent with our increase in inventory on-hand.

Net cash used in investing activities largely reflects our capital spending requirements. The decrease in net cash used in investing activities for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 was primarily attributable to a decrease in capital expenditures for test equipment. Total capital expenditures during the first quarter of fiscal 2003 and 2002 were approximately $0.7 million and $1.0 million, respectively. The majority of the capital spending during the first quarter of fiscal 2003 and 2002 was for computer hardware and test equipment utilized in our manufacturing and research and development areas. For the remainder of fiscal 2003, we currently anticipate capital spending on property and equipment to be in the range of $3.0 million to $5.0 million, and we plan to fund these expenditures from our existing cash balances.

The decrease in net cash provided by financing activities in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 primarily represents reductions in proceeds from the issuance of Common Stock under our employee stock option programs and our Employee Stock Purchase Plan (“ESPP”). The amount of cash provided by employee stock option exercises and ESPP purchases is subject to various factors beyond our control, including the market price for our Common Stock and an individual’s timing decisions regarding the exercise of such options and ESPP participation. Therefore, we cannot be assured that this will continue to be a source of cash for Powerwave on an on-going basis. During the first quarter of fiscal 2003, the majority of proceeds from financing activities were from the issuance of Common Stock under our Employee Stock Purchase Plan.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant further decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. During the first quarter of fiscal 2003, several major OEMs made announcements that they were lowering their expectations for wireless infrastructure demand for 2003 due to lower than anticipated capital spending plans by major wireless network operators. No assurances can be given that we will continue to be able to generate positive operating cash flows or maintain and/or grow our existing cash balances. See “Additional Factors That May Affect Future Results—We rely upon a few customers for significant amount of our revenues…;—The wireless communications infrastructure equipment industry is extremely competitive…; —Our average sales prices have declined…;—Our success is tied to the growth of the wireless services market…; and—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…”

Financing Activities

Effective May 31, 2002, we renewed our $20 million revolving credit agreement with Comerica Bank-California for a period of one year. The credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the “Revolving Commitment Amount”). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount, payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.25% at March 30, 2003) or the bank’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At March 30, 2003, we were in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us as of March 30, 2003. The revolving credit facility terminates on May 31, 2003. There can be no guarantee that we will be able to renew this credit facility with terms acceptable to us.

In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may continue to do so selectively in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependent upon our credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—The wireless communications infrastructure equipment industry is extremely competitive…;—Our average sales prices have declined…;—Our success is tied to the growth of the wireless services market…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—We may need additional capital in the future…”

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Capital Lease Obligations

We do not currently have any outstanding capital lease obligations. Such obligations, if any, would be included under debt and recorded on our condensed consolidated balance sheets.

Operating Lease Obligations

We have various operating leases covering facilities in Santa Ana and El Dorado Hills, California, Bristol, United Kingdom, Suzhou, China and various sales offices in the United States, and Europe. We also have some minor operating leases relating to equipment rentals that amount to less than $0.05 million per quarter.

Purchase Commitments with Contract Manufacturers

We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Other Purchase Commitments

We also incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Guarantees Under Letters of Credit

We have issued standby letters of credit from time to time as a security for certain liabilities. At March 30, 2003, total outstanding letters of credit approximated $0.3 million and related to contingent liabilities under our workers compensation insurance policies.

As of March 30, 2003, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Amounts Due by Period (in thousands)
	1 Year and Less	2-3 Years	4-5 Years	Thereafter	Total
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	1,237	2,951	1,766	207	6,161
Purchase commitments with contract manufacturers	11,753	—	—	—	11,753
Other purchase commitments	7,529	—	—	—	7,529
Guarantees under letters of credit	—	—	—	—	—

Total contractual obligations and commercial commitments	$20,519	$2,951	$1,766	$207	$25,443

We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of five separate plans: one under which non-employee directors may be granted options to purchase shares of stock and four broad-based plans under which options may be granted to all employees, including officers. Options granted under these plans expire either 5 or 10 years from the grant date and generally vest over two to four years.

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, President and Chief Executive Officer, Ronald J. Buschur, Chief Operating Officer, and Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary. See the “Report Of the Compensation Committee On Executive Compensation” appearing in the Company’s Form 10-K/A dated April 3, 2003 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the three months ended March 30, 2003, we granted options to purchase a total of 58,000 shares of Common Stock to employees. After deducting 138,206 shares for options forfeited, the result was net option forfeitures of 80,206. Net option forfeitures during the three-month period represented 0.1% of our total outstanding common shares of 65,968,329 as of March 30, 2003. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Three Months Ended March 30, 2003	Fiscal Year Ended December 29, 2002	Fiscal Year Ended December 30, 2001
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.1)%	3.1%	1.6%
Grants to executive officers during the period as a % of total options granted during the period	0.0%	19.0%	19.6%
Grants to executive officers during the period as a % of total outstanding common shares	0.0%	0.9%	0.7%
Cumulative options held by executive officers as a % of total options outstanding	19.7%	19.5%	17.6%

At March 30, 2003, a total of 1,707,494 options were available for grant under all of our option plans and a total of 286,599 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 12. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the

year ended December 29, 2002 for additional information regarding the 1995 Stock Option Plan. The following table summarizes activity under all of our stock option plans for the three months ended March 30, 2003:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	9,598,722	$0.82 – $73.56	$14.40	4,544,883	$15.61
Granted	58,000	$3.12 – $ 5.78	$3.94
Exercised	(36,250)	$1.56 – $ 4.58	$1.95
Canceled	(138,206)	$4.67 – $73.56	$15.66

Balance at March 30, 2003	9,482,266	$0.82 – $73.56	$14.37	4,992,921	$15.70

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of March 30, 2003. For purposes of this table, in-the-money stock options are those options with an exercise price less than $3.55 per share, the closing price of Powerwave Common Stock on March 28, 2003, the last trading day of the first fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $3.55 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	662,876	$2.10	43,000	$3.38	705,876
Out-of-the-Money	4,330,045	$17.78	4,446,345	$12.97	8,776,390

Total Options Outstanding	4,992,921	$15.70	4,489,345	$12.88	9,482,266

There were no grants of options to any of our executive officers or directors during the three months ended March 30, 2003.

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the three months ended March 30, 2003, including the aggregate value of gains on the date of exercise held by such executive officers as well as the number of shares covered by both exercisable and unexercisable stock options as of March 30, 2003. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 3/30/03		Value of Unexercised In-the-Money Options at 3/30/03(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	708,332	341,668	$—	$—
Ronald J. Buschur	—	$—	189,583	310,417	$—	$—
Kevin T. Michaels	—	$—	204,353	116,147	$144,158	$—

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $3.55, the Company’s closing Common Stock price reported by Nasdaq on March 28, 2003, the last trading day of the fiscal quarter.

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of March 30, 2003, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	9,482,266	$14.37	1,707,494
Not Approved by Shareholders	—	—	—

Total	9,482,266	$14.37	1,707,494

Disclosure About Foreign Currency Risk

We have various types of operations in several foreign locations including France, the United Kingdom, Singapore and the People’s Republic of China (“China”). These operations incur expenses in foreign currencies and certain locations have the ability to generate local currency revenue. These expenses and revenues expose us to foreign currency transactions and result in gains and losses from such transactions. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 38% of our net sales for the first fiscal quarter of 2003, 33% of our fiscal 2002 net sales and 41% of our fiscal 2001 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe, Asia and South America, where there has been instability in several of the region’s currencies. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell products or services in the local currency of such customers. In fiscal 2003, we began to sell products to customers in China in their local foreign currency and receive payments in such local foreign currency. If we sell products or services in a foreign currency, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and equity markets in the last few years. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers generally pay for our products with U.S. Dollars. The past strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Such a significant increase in the equivalent local currency cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively affect our future sales and gross margins. See “Additional Factors That May Affect Future Results—There are many risks associated with international operations…”

Disclosure About Terrorist Risk

We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are unable to estimate or predict what future impact these events will have on us, our customers, our suppliers and the market demand for our products. Any production delays or shutdowns, reduction in demand or loss of customers due to terrorist attacks could have a material adverse effect on our business, financial condition, results of operations and future sales.

Disclosure About Severe Acute Respiratory Syndrome

We have not experienced any direct impact from the Severe Acute Respiratory Syndrome (“SARS”) epidemic which has infected large parts of Asia, including China, Hong Kong and Singapore. We have taken initial steps to limit our employees’ travel to known highly infected areas. The contract manufacturers that we use are located in Asia and some of their manufacturing facilities are located close to areas that are being impacted by SARS. If the growth of this disease is not halted, it could negatively impact our ability to transfer production to contract manufacturers located in Asia. Such inability to utilize contract manufacturers could have a material adverse effect on our business and results of operations.

Additional Factors That May Affect Our Future Results

Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated in this document and should be reviewed in their entirety when analyzing our business. These factors include the following:

•	the ability to add new customers to reduce our dependence on any one customer;

•	the ability to maintain our existing customers;

•	the ability to timely develop and produce commercially viable products at competitive prices;

•	industry specific factors, including the current slowdown in the demand for wireless communications and RF power amplifiers;

•	the impact of any reduction in demand for our products;

•	the availability and cost of components;

•	the ability to manage expense levels given reductions in demand;

•	the ability to increase demand for our products from major wireless infrastructure original equipment manufacturers, or OEMs;

•	the ability to design and produce products which meet the quality standards and price targets of both our existing and potential customers;

•	the ability to transition production of our products to contract manufacturers;

•	the ability to effectively manage contract manufacturers that produce our products;

•	the ability to ramp-up production of new products in both a timely and cost effective manner;

•	the ability to accurately anticipate customer demand;

•	the ability to finance our activities and maintain our financial liquidity;

•	the ability of our products to operate and be compatible with various OEMs’ base station equipment;

•	the ability to manage future product repairs; and

•	worldwide and regional economic, political and health factors, including the current worldwide economic recession, the war in Iraq, and tensions in the Middle East and North Korea, and the spreading SARS epidemic in Asia.

We rely upon a few customers for a significant amount of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless OEMs, such as Ericsson, LG Information & Communications, Ltd. (“LGIC”), Lucent, Motorola, Nokia, Nortel and Samsung Electronics Co. Ltd. (“Samsung”), as well as major operators of wireless networks, such as ALLTEL Corporation, AT&T Wireless, Cingular Wireless and Verizon Wireless. Our dependence on a small number of major customers exposes us to numerous risks, including:

•	slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;

•	changes in customer forecasts and demand;

•	customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules;

•	direct competition should a customer decide to manufacture or increase their current level of RF power amplifier manufacturing; and

•	concentration of accounts receivable credit risk.

For the fiscal quarter ended March 30, 2003, our largest customer, Nortel, accounted for approximately 52% of our net sales, or $26.9 million. For fiscal 2002, Nortel accounted for approximately 49% of our revenues. For the first quarter ended March 30, 2003, ALLTEL Corporation and Nokia each accounted for 10% or more of our net sales for such fiscal quarter. During the first quarter of fiscal 2003, a number of major OEMs made announcements lowering their expectations for total wireless infrastructure demand for fiscal 2003 due to lower than anticipated capital spending plans by major wireless network operators. As a result, we have experienced decreased revenues during first quarter of fiscal 2003. If these forecasted reductions in overall market demand continue to result in significant reductions in future demand for our products, our business, results of operations and financial condition will be negatively impacted. In addition, several of our major OEM customers continue to experience poor financial performance that has resulted in downgrades of their credit worthiness by outside credit rating agencies and significant reductions in their Common Stock price and overall market value. While we perform ongoing credit evaluations and have not experienced any significant payment delays from these customers, further reductions in their financial liquidity could result in future payment delays and/or the declaration of bankruptcy causing the non-payment of their accounts receivable, which in turn, would have a material adverse effect on our business, liquidity, results of operations and financial condition.

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

We have experienced significant reductions in network operator demand. In addition, we have experienced significant delays in demand for W-CDMA, or 3G, based products due to what we believe is the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, we believe that a majority of wireless network operators have reduced their capital spending plans in order to improve their overall cash flow. The continuation of these various reductions in demand for our products will have a material adverse effect on our business, results of operations and financial condition in the future.

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

Since OEM purchasers are influenced by their current view of wireless infrastructure deployments, orders for our products could also be significantly reduced due to delays in such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

•	economic slowdowns and/or political turmoil in the wireless operator’s operating region;

•	the inability of wireless network operators to fund infrastructure deployment plans;

•	reductions in spending on TDMA networks due to planned conversions to GSM or other protocol based networks;

•	decisions to delay or eliminate spending on W-CDMA or 3G based networks due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols;

•	the desire of wireless network operators to reduce capital spending in order to preserve cash;

•	delays in government approvals required for system deployment;

•	reduced subscriber demand for wireless services;

•	high prices for new spectrum licenses;

•	increased competition and bidding between OEMs for infrastructure contracts; and

•	delays in the development and delivery of telephone handsets and base station equipment that are compatible with new wireless protocols.

In addition, from time to time, OEMs may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with wireless infrastructure deployments and OEMs’ purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand that could exceed our production capacity and could negatively impact our ability to meet customers’ demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could also have a material effect on our business, results of operations and financial condition.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results can fluctuate due to a number of factors, including:

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	variations in manufacturing costs, capacities and efficiencies;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	capacity and production constraints, including constraints associated with single-source component suppliers;

•	changes in a network operator’s transmission protocol;

•	delays in qualification of new products or redesigns by our customers;

•	product failures and associated in-field service support costs;

•	competitive factors, including pricing, availability and demand for competing amplification products;

•	cancellations or reductions of customer orders and shipments due to economic slowdowns in the customer’s operating regions;

•	cancellations or rescheduling of customer orders and shipments due to excess inventory levels caused by changes in demand or deployment schedules by the customer;

•	warranty expenses;

•	the availability and cost of components;

•	the timing, availability and sale of new products by us or our competitors;

•	changes in the mix of products having differing gross margins;

•	changes in average sales prices;

•	long sales cycles associated with our products;

•	variations in product development and other operating expenses; and

•	discounts given to certain customers for large volume purchases.

On occasion, we have generated a large percentage of our revenues in the last month of a quarter. Since we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which they ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. We cannot make any guarantee that such orders will actually be shipped or that such orders will not be cancelled in the future. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would likely have a material and adverse effect on our business, results of operations and financial condition.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our results of operations. We cannot guarantee that our results of operations will not be similarly adversely affected in the future. In spite of these limitations, we maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we will have higher levels of inventory that face a greater risk of obsolescence. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may lack the inventory or manufacturing capacity to fill their orders. Either situation could have a material adverse effect on our business, results of operations, financial condition and future business with such customers.

Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of public market analysis investors. In either case, the price of our Common Stock could be materially adversely affected. See “Our Common Stock price has been, and may continue to be, volatile…”

Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins.

Wireless service providers are placing increasing price pressure on wireless infrastructure manufacturers, which in turn, has resulted in downward pricing pressure on our products with certain competitors aggressively reducing prices in an effort to increase their market share. Fierce competition among third-party suppliers has also increased the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will continue to decline.

Our success is tied to the growth of the wireless services market, and if there is a slower than expected increase in the size of this market, future sales of our products could be negatively impacted.

Almost all of our revenues come from the sale of RF power amplifiers for wireless communications networks. Our future success depends to a considerable extent upon the continued growth and increased availability of wireless communications services. Wireless communications services may not continue to grow and create demand for our products. In addition, as experienced during fiscal 2002 and the first quarter of 2003, wireless network operators may decide to continue to reduce or delay capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets, which would have an adverse effect on our business, financial condition and results of operations.

We believe that continued growth in the use of wireless communications services depends, in part, on lowering the cost per subscriber by reducing the costs of the infrastructure capital equipment and thereby enabling reductions in wireless service pricing. Although FCC regulations require local phone companies to reduce the rates charged to wireless carrier for connection to their wireline networks, wireless service rates will probably remain higher than rates charged by traditional wireline companies. Alternatively, if wireless service rates fall too far, wireless network operators may not be able to maintain profitable operations and, therefore, may be forced to further reduce future spending on wireless infrastructure, which in turn, would have an adverse effect on our business, financial condition and results of operations.

The expansion of wireless communications services depends on developed countries, such as the United States, continuing to allow deployment of new networks and upgrades to existing networks, and on less developed countries deploying wireless communications networks. Our performance could be negatively impacted by any of the following risks:

•	failure of local governments or foreign countries to allow construction of new wireless communications systems;

•	termination or delays by local governments or foreign countries of existing construction of wireless communications systems;

•	imposition of moratoriums by local governments or foreign countries on building new base stations for existing wireless communications systems; and

•	disfavor of wireless communications systems by foreign authorities due to environmental concerns, political unrest, economic downturns, favorable prices for other communications services or delays in implementing wireless communications systems.

Our reliance on contract manufacturers to produce our products subjects us to various risks which could adversely affect our business, financial condition and results of operations.

In an effort to reduce the costs of our products, we began to utilize a contract manufacturer for the complete manufacture of certain single-carrier products in China during fiscal 2002. In addition, during the first quarter of fiscal 2003, we announced that over the remainder of 2003, we plan to accelerate our efforts to outsource a significantly higher percentage of our production to contract manufacturers in order to further reduce our manufacturing labor and overhead costs. Our ability to successfully transition and outsource a significant portion of production of our products to contract manufacturers depends upon numerous factors, which include our ability to:

•	manage, motivate and retain “impacted” employees during the transition;

•	manage, motivate and maintain positive employee relations with our remaining U.S. workforce;

•	maintain pricing leverage with our existing supplier base;

•	develop additional suppliers to support our offshore contract manufacturers;

•	design products which our contract manufacturers can effectively manufacture and timely resolve any quality issues;

•	provide our offshore contract manufacturers with product volumes that are stable and sufficient enough to achieve adequate cost savings;

•	obtain customer acceptance and qualification of the products that are manufactured by our offshore contract manufacturers within a reasonable timeframe; and

•	develop efficient and cost effective methods to transport products produced offshore to our customers.

If we are unable to successfully transition selected products to offshore contract manufacturers, our supply chain may be disrupted and the cost, quality and availability of our products could be negatively impacted. This would also have a material adverse effect on our business, financial condition and results of operations.

As a result of outsourcing a significant portion of our production to contract manufacturers, the cost, quality, performance and availability of our offshore contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. If our contract manufacturers are unable to timely respond to changes in market demand, we may be unable to produce enough product to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of sudden decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments with our contract manufacturers. See “Contractual Obligations and Commitments—Purchase Commitments with Contract Manufacturers.” If we are unable to manage the costs, product quality or performance of our contract manufacturers, our business, results of operations and financial condition could be adversely affected.

We depend on single sources or limited sources for key components and products, and a failure by any of these sources to provide components or products of sufficient quality and quantity, on a timely basis, would cause us to delay product shipments, which could result in delayed or lost revenues, potential financial penalties for late deliveries, and customer dissatisfaction.

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-sourced and limited-sourced components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-sourced or limited-sourced components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “retune” our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed due to the unavailability of single-sourced or limited-sourced components such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers if they incur excess costs due solely to delays by Powerwave. Any such loss of revenue or financial penalties could have a material adverse effect on our business, results of operations and financial condition.

In the fourth quarter of fiscal 2002, we announced that we were utilizing Celestica Corporation (“Celestica”) to supply both subassemblies and complete product builds from one of its facilities in China. This was the first time that we had outsourced a complete product build to a contract manufacturer. In response to the reduction in demand experienced during the first quarter of fiscal 2003, we announced in the second quarter of 2003 that we were accelerating our efforts to outsource a significantly higher percentage of our production to contract manufacturers in order to further reduce our manufacturing overhead costs and planned to add a second contract manufacturing location in Asia during 2003. If there are any delays in the outsourcing of our production and transfer of our equipment to contract manufacturers in Asia, any delays in the ramp up of the new production lines in Asia, or any delays in the ramp up of the new production lines in Asia, or any delays in the qualification by our customers of the Asia facilities and the products produced there, such delays could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules and/or produce products in accordance with our quality and performance standards could also cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers if they incur excess costs due solely to delays by Powerwave. Additionally, if any delays occur, we may be required to spend additional sums to expedite products and/or production schedules, which could create additional expenses for Powerwave. Any such loss of revenue or additional unanticipated expenses could have a material adverse effect on our business, results of operations and financial condition.

Similarly, if we are unable to obtain cargo space or secure delivery of single-sourced or limited-sourced components or products due to labor strikes, lockouts, work slowdowns and/or work stoppages by longshoremen, dock workers, truck drivers, airline pilots and other transportation industry workers, our transportation costs could increase due to the utilization of alternative transportation methods and/or our delivery of products could be adversely delayed. Any prolonged work slowdowns or future lockouts similar to the one experienced in fiscal 2002 on the West Coast of the United States could cause our transportation costs and/or transit times to significantly increase due to an increased demand for air transportation of cargo. In addition, products built in Asia for export to other countries require air or ocean transport. These transportation costs would escalate if there were a shortage of air or ocean cargo space. Any significant increase in transportation costs could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of our reliance on certain single-sourced and limited-sourced customized components and products, an abrupt reduction in customer demand could result in excess inventories of such components or products due to the nature of the volume purchasing agreements that we utilize to obtain cost reductions. If we are unable to utilize such components or products in a timely manner, and are unable to sell such components or products due to their customized nature, the resulting negative impact on our liquidity and resulting increased inventory levels could have a material adverse effect on our business, results of operations and financial condition. See “Contractual Obligations and Commitments—Purchase Commitments with Contract Manufacturers” and — “Other Purchase Commitments”.

Many wireless infrastructure manufacturers have internal RF power amplifier production and/or capabilities and if these manufacturers begin offering their own RF power amplifiers, demand for our products would be reduced and our business, financial condition and results of operations would be adversely affected.

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

Wireless infrastructure equipment manufacturers with internal manufacturing capabilities could also sell RF power amplifiers externally to other manufacturers, thereby competing directly with us. For example, during the third quarter of 2001, Lucent announced that it had sold its internal power amplifier group to a new private entity called Celiant Corporation, which was subsequently acquired during the second quarter of 2002 by Andrew Corporation, a competitor. Even if we are successful in selling our products to OEM customers, we believe that such customers will demand price and other concessions based on their ability to manufacture and/or design RF power amplifiers internally. If, for any reason, our major customers decide to produce their RF power amplifiers internally, through joint ventures with other competitors or through contract manufacturers, require us to participate in joint venture manufacturing with them or compete directly with us, our business, results of operations and financial condition could be adversely affected.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, frequent new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. If we are unable to compete effectively, our business, financial condition and results of operations could be adversely affected.

Our products compete on the basis of the following characteristics:

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

Our current competitors include Allen Telecom, Inc., Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and Remec, Inc., in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal RF power amplifier manufacturing operations and RF amplifier design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse affect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the RF power amplifier market, our business, financial condition and results of operations could be adversely affected.

Our future success depends largely upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers, outsource their designs to contract suppliers, purchase from other third party suppliers or purchase from us. In addition, various companies could also compete directly with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, our business, financial condition and results of operations could be adversely affected.

Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and evolving technological standards could have a negative impact on our ability to sell our products.

To succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users.

To develop new products, we invest in the research and development of RF power amplifiers for wireless communications networks. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for new generation networks, as well as development projects for products requested by our customers. In spite of our efforts, the deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. As such, we cannot guarantee the success of our research and development efforts.

We also continue to improve our existing cellular, PCS and 3G lines of RF power amplifier products. Any delays in the shipment of these products may cause customer dissatisfaction and result in a delay or loss of product revenues. In addition, it is possible that a significant number of development projects will not result in manufacturable new products or product improvements. If we fail to develop new products or improve existing products in a timely manner, there could be a material adverse effect on our business, financial condition and results of operations.

We may fail to develop products that are sufficiently manufacturable or are of adequate quality and reliability, which could negatively impact our ability to sell our products.

Manufacturing our products is a complex process that requires significant time and expertise to meet customer’s specifications. Successful manufacturing is substantially dependent upon the ability to tune these products to meet specifications in an efficient manner. In this regard, we depend on our staff of trained technicians and those of our contract manufacturers. If we cannot design our products to minimize the manual tuning process, if we are unable to attract additional trained technicians, if we lose a number of our trained technicians, or if our contract manufacturers cannot train or maintain an adequate number of trained technicians, our business, financial condition and results of operations could be adversely affected.

While we believe that our overall relationship with our customers is good and that they consider our products to be of good quality, we have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We also believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. However, we cannot provide any assurance that our product designs will remain successful or that they will keep pace with technological developments, evolving industry standards and new communications protocols. In addition, we may fail to adequately improve product quality and meet the quality standards of our customers or our contract manufacturers may fail to achieve the quality standards of our customers. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality RF power amplifiers and have stringent quality control standards. See “Many wireless infrastructure manufacturers have internal RF power amplifier production capabilities…”

If we are unable to hire and retain highly qualified technical and managerial personnel, we may not be able to sustain or grow our business.

Competition for personnel, particularly qualified engineers, is intense, and the loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, results of operations and financial condition. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may also have a material adverse effect on our business, financial condition and results of operations.

We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are employed on an at-will basis and do not have non-compete agreements. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to safeguard it, we will continue to pursue all legal measures available to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our proprietary technology and processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

There are many risks associated with international operations, including the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections;

•	difficulties in staffing and managing foreign operations;

•	longer accounts receivable collection cycles;

•	currency fluctuations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers;

•	overlapping or differing tax structures;

•	cultural and language differences; and

•	political or civil turmoil.

For the first fiscal quarter of 2003 and all of fiscal years 2002, 2001 and 2000, international revenues (excluding North American sales) accounted for approximately 38%, 33%, 41% and 21% of our net sales, respectively. We currently expect that international revenues will continue to account for a significant percentage of our revenues in the foreseeable future.

We have traditionally invoiced most of our international sales in U.S. Dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we are being paid in foreign currencies and, therefore, have become exposed to possible losses from foreign currency transactions. In December 2001, we acquired Toracomm Limited, a company located in Bristol, United Kingdom. Due to this acquisition, we incur foreign currency expenses that expose us to additional foreign currency transactions, and the resulting gains and losses from such transactions are included in our operating results. In October 2002, we announced the initial start-up of contract manufacturing in China. Our operations within China also expose us to foreign exchange and currency risk, as well as political risk, with respect to the products produced and sold in China.

Since we sell our products in many countries, the price of our products in those countries rises and our sales into those countries may fall when the U.S. Dollar strengthens and becomes more expensive relative to the local currency of our foreign customers, as happened to us in South Korea during 1998. In addition, as we sell our products into foreign countries, our products can become subject to tariffs and import duties which raise the overall price of our products such that our products may no longer be price competitive with those from locally based suppliers. If any of the above risks actually occur, our business, financial condition and results of operations could be adversely affected.

Our ability to compete effectively and manage future growth depends on our ability to:

•	effectively transition a majority of our production to outsourced contract manufacturers;

•	manage production and inventory levels, including those of our contract manufacturers, to meet product demand and new product introductions;

•	reduce product costs;

•	manage and improve production quality;

•	manage and improve the performance of our suppliers and contract manufacturers while reducing our cost of materials;

•	expand both the range of customers and the geographic scope of our customer base;

•	effectively manage, develop and retain our technical and managerial workforce; and

•	improve financial and management controls, reporting systems and procedures.

If we are unable to effectively manage growth, on our business, financial condition and results of operations could be adversely affected.

The sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months, which could cause delays in forecasted sales and cause us to incur substantial expenses before we earn the associated revenues.

Our customers normally conduct significant technical evaluations of our products and our competitors’ products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into any the OEM’s products. This qualification process involves a significant investment of time and resources from the OEMs and us in order to ensure that our product designs are fully qualified to perform with each OEM’s equipment. Individual wireless network operators can also subject our products to field and evaluation trials, which can last anywhere from one to nine months, before making a purchase. The qualification and evaluation process, as well as customer field trials, may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for the quarter could be negatively impacted.

Protection of our intellectual property is limited and we are at risk of third-party claims of infringement that could harm our competitive position.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 25 U.S. patents and 2 foreign patents, and we have filed applications for over 25 additional U.S. patents and over 50 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have non-compete agreements with our employees who are employed on an at-will basis. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to safeguard it, we may not be successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor. Any such unauthorized use of our proprietary technology or processes could have a material adverse effect on our business, financial condition and results of operations.

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

As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such claims, whether or not valid, could result in substantial costs and diversion of our resources. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products. Although we may seek licenses from third parties covering intellectual property that we are allegedly infringing, we cannot guarantee that any such licenses could be obtained on acceptable terms, if at all. See “We are at risk of litigation which could result in substantial costs to us…”

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

The communications industry is heavily regulated and we must obtain regulatory approvals to manufacture and sell our products, and our customers must obtain approvals to operate our products. Any failure or delay by us or any of our customers to obtain such approvals could negatively impact our ability to sell our products.

The FCC has adopted regulations that impose stringent RF emissions standards on the communications industry. These regulations may require that we alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals. We are also subject to regulatory requirements in international markets where prominent local competitors may have the ability to influence regulations in situations where we do not. The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could negatively impact the market for our products. Deregulation of international communications industries, along with RF spectrum allocations made by the FCC, has increased the potential demand for our products. We cannot guarantee that the trend toward deregulation and current regulatory developments favorable to the promotion of new and expanded wireless services will continue or that other future regulatory changes will have a positive impact on us.

The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. In the past, the delays inherent in this governmental approval process have caused, and may continue to cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These delays could have a material adverse effect on our business, results of operations and financial condition.

Our Common Stock price has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our stock at or above the price paid for such shares.

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. The stock market has also experienced significant price and volume fluctuations from time to time. The fluctuations in the stock market are often unrelated to the operating performance of particular companies, and the market prices for securities of technology companies have been especially volatile. These broad market fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock may also be influenced by:

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

In addition, our shareholder rights plan and provisions of our certificate of incorporation and provisions of the Delaware General Corporation Law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. The shareholder rights plan and such provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm our stock price.

Based on the above, we expect that our stock price will continue to be volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

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

Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to grow revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will continue to be able to generate positive operating cash flows or maintain and/or grow our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, our business, results of operations and financial condition could be adversely affected.

Future acquisitions or strategic alliances may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

From time to time, we may acquire or invest in companies, products or technologies, or we may enter into joint ventures, mergers and strategic alliances with other companies. Such transactions may subject us to numerous risks, including the following:

•	we may have difficulty assimilating the operations and personnel of the acquired company;

•	we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	our ongoing business may be disrupted by transition and/or integration issues;

•	we may be unable to retain key technical and managerial personnel from the acquired business;

•	we may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	our relationships with existing suppliers or customers could be adversely affected;

•	our relationships with employees could be impaired;

•	our due diligence process may fail to identify significant issues, including issues with respect to product quality, product architecture, legal and financial contingencies, and product development; and

•	we may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

If we are unable to effectively manage these risks, our business, financial condition and results of operations could be adversely affected.

Insurance costs continue to rise and coverages are becoming increasingly restrictive due to worldwide terrorist activity and accounting irregularities. It is becoming progressively difficult to secure adequate policy limits to manage risk in a cost effective manner.

We purchase insurance to cover a wide variety of potential risks and liabilities. In the current worldwide insurance market, premiums are rising rapidly while coverage is becoming increasingly restrictive. Our total cost of insurance increased by more than 44% during fiscal 2002 and is expected to almost double again in fiscal 2003. It is also possible that certain coverages may no longer be available or may only be available at prices that are prohibitively expensive. If we are unable to maintain our insurance coverages at their historical levels and at a reasonable cost, or if we are forced to bear an increased portion of the risks that we have traditionally insured, our results of operations and financial condition could be adversely affected due to increased insurance costs and potential losses arising from reduced coverages.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruptions by manmade problems such as computer viruses or terrorism.

Our corporate headquarters and our in-house manufacturing facilities, as well as the majority of our research and development operations, are located in the state of California in regions known for seismic activity. A significant natural disaster, such as an earthquake, could have a material adverse effect on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, results of operations and financial condition. The terrorist attacks in New York and Washington D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, results of operations and financial condition could be adversely affected.

Our major facilities are located in the state of California which has previously experienced an electricity shortage, and we are not able to guarantee that we, or any of our suppliers located in California, will not experience any significant interruptions in electrical service to our or their facilities in the future.

The two largest investor-owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have experienced electricity generation shortages due to the collapse of California’s deregulation strategy. Pacific Gas & Electric previously declared voluntary bankruptcy in order to restructure its outstanding obligations. The prior inability of these companies to purchase electricity resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly dependent on Southern California Edison and our Northern California engineering center is wholly dependent upon Pacific Gas & Electric. As of March 30, 2003, we had not experienced any significant interruptions in electrical service to our facilities. We currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout and our current insurance does not provide coverage for any damages that our customers or we may suffer as a result of interruptions of power supply. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to recalibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have an adverse affect on our business, results of operations and financial condition.

Furthermore, the deregulation of the energy industry instituted in 1996 by the California government has caused power prices to increase. Under deregulation, utilities were encouraged to sell their plants, which traditionally had produced most of California’s power, to independent energy companies that were expected to compete aggressively on price. Instead, due in part to a shortage of supply, wholesale prices have skyrocketed over the past few years. As a result, we have incurred significant increases in our electricity costs that are negatively impacting our results of operations. If wholesale prices continue to increase and these increases are passed on to end users, the operating expenses associated with our facilities will increase, which could further adversely effect our results of operations.

As we proceed with outsourcing more of our production to contract manufacturers located outside of California, we expect that our risk of power failures will diminish. However, it is possible that our contract manufacturers could be subjected to power shortages due to other unanticipated reasons. Any such shortage could have an adverse impact on our business and results of operations.

We are at risk of litigation, which could result in substantial costs to us and adversely effect our operations.

We are not currently party to any legal proceedings or threatened proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, results of operations and financial condition. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert our attention from our operations. Such diversion could have a material adverse effect on our business, results of operations and financial condition.

Changes in laws, regulations and financial accounting standards may affect our reported results of operations.

The recently enacted Sarbanes-Oxley Act of 2002 and related regulations may result in changes in accounting standards or accepted practices within our industry and could add significant new costs to being a public company. New pronouncements and varying interpretations of pronouncements have occurred in the past and are likely to occur in the future as a result of recent Congressional and regulatory actions. New laws, regulations, and accounting standards, as well as potential changes to currently accepted accounting practices in the technology industry, including the expensing of stock options, could adversely affect our reported financial results and negatively impact our stock price. Additional unanticipated expenses incurred to comply with new requirements could also negatively impact our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and short-term debt. At March 30, 2003, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

Our international sales expose us to foreign currency risk in the ordinary course of our business. Currently, we do not enter into derivative financial instruments. Aside from the net operating costs of our foreign operations in

France and the United Kingdom, and our local revenues and operating costs of our foreign operations in China, we have not to date been required to transact business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at March 30, 2003. However, we currently anticipate that we may begin selling certain products in other foreign currencies during fiscal 2003 which will increase our direct foreign currency exposure in the future. See “Disclosure About Foreign Currency Risk” and “Additional Factors That May Affect Future Results—There are many risks associated with international operations…” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and have concluded that none of our exposures in these areas is material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies such as hedging to help manage our expenses. However, at the present time, we do not believe such active strategies are necessary and, therefore, do not have any hedging programs in place and are not trading in any financial or derivative instruments.

We currently do not have any material debt outstanding. As a result, we do not have significant interest rate risk from a liability perspective. However, we do have a significant amount of cash and short-term investments with maturities of three months or less. This cash portfolio exposes us to interest rate risk as short-term investment rates fell to historical lows in 2002 and have continued to decline during the first quarter of fiscal 2003. This has contributed to a significant reduction in interest income from our cash investments. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to material fluctuations in principal and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

We require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components. We attempt to manage this risk by entering into supply agreements with various suppliers of these components. These supply agreements are not long-term supply agreements. If we become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures:

Within the 90 days prior to the date of this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s periodic SEC filings.

(b) Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly effect these internal controls subsequent to the date of our most recent evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. Powerwave is not currently party to any legal proceedings nor aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition or results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have a material adverse impact on our business, results of operations and financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.36	Manufacturing Services and Supply Agreement between the Company and Venture Corporation Limited dated as of January 13, 2003.**
99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.

(b) Reports on Form 8-K:

No reports have been filed on Form 8-K during the quarter for which this report is filed.

Powerwave Technologies, Powerwave and the Powerwave Technologies logo are registered trademarks of Powerwave Technologies, Inc. All other products or service names mentioned herein may be trademarks or registered trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 6, 2003	POWERWAVE TECHNOLOGIES, INC

		By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer

CEO CERTIFICATION

I, Bruce C. Edwards, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Powerwave Technologies, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 6, 2003	By:	/s/ BRUCE C. EDWARDS
Bruce C. Edwards President and Chief Executive Officer Powerwave Technologies, Inc.

CFO CERTIFICATION

I, Kevin T. Michaels, certify that:

1.	I have reviewed the quarterly report on Form 10-Q of Powerwave Technologies, Inc.;

2.	Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	Presented in the quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 6, 2003	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer Powerwave Technologies, Inc.