Form 10-Q
period 2003-06-29
POWERWAVE TECHNOLOGIES INC
filed 2003-08-05
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

As of August 1, 2003 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 63,060,173.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, the transfer of certain manufacturing operations to contract manufacturers, product and infrastructure development, market demand and acceptance, the timing of and demand for 3G products, customer relationships, employee relations, plans and predictions for acquired companies and assets, future acquisition plans, restructuring charges, the incurrence of debt, the level of expected capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 17-44. Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2003	December 29, 2002
	(Unaudited)	(See Note)
ASSETS

Current assets:
Cash and cash equivalents	$160,153	$162,529
Accounts receivable, net of allowance for sales returns and doubtful accounts of $2,321 and $2,505 at June 29, 2003 and December 29, 2002, respectively	37,875	53,264
Inventories	26,502	29,921
Prepaid expenses and other current assets	4,476	9,288
Deferred tax assets	7,388	6,931

Total current assets	236,394	261,933

Property, plant and equipment	118,798	135,253
Less: accumulated depreciation and amortization	(46,081)	(50,431)

Net property, plant and equipment	72,717	84,822
Goodwill	—	4,852
Deferred tax assets	29,824	14,922
Other non-current assets	1,729	2,644

TOTAL ASSETS	$340,664	$369,173

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,087	$26,842
Accrued expenses and other current liabilities	15,055	14,227
Short-term notes payable and current portion of long-term debt	48	79
Income taxes payable	2,292	2,281

Total current liabilities	39,482	43,429
Other non-current liabilities	85	83

Total liabilities	39,567	43,512

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 135,000 shares authorized, 66,015 shares issued and outstanding at June 29, 2003 and 65,707 shares issued and outstanding at December 29, 2002	248,656	247,415
Accumulated other comprehensive loss	(1)	—
Retained earnings	52,442	78,246

Total shareholders’ equity	301,097	325,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$340,664	$369,173

Note: December 29, 2002 balances were derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	$51,509	$113,368	$103,663	$217,453
Cost of sales	58,630	91,797	106,999	177,179

Gross profit (loss)	(7,121)	21,571	(3,336)	40,274

Operating expenses:
Sales and marketing	2,570	3,396	5,471	6,937
Research and development	9,814	8,937	19,764	17,287
General and administrative	3,199	3,717	6,547	7,330
Restructuring and impairment charges	2,356	—	7,208	—

Total operating expenses	17,939	16,050	38,990	31,554

Operating income (loss)	(25,060)	5,521	(42,326)	8,720

Other income, net	613	732	1,366	1,419

Income (loss) before income taxes	(24,447)	6,253	(40,960)	10,139

Provision for (benefit from) income taxes	(9,210)	1,876	(15,155)	3,042

Net income (loss)	$(15,237)	$4,377	$(25,805)	$7,097

Basic earnings (loss) per share	$(0.23)	$0.07	$(0.39)	$0.11

Diluted earnings (loss) per share	$(0.23)	$0.07	$(0.39)	$0.11

Basic weighted average common shares	65,976	65,415	65,926	65,324

Diluted weighted average common shares	65,976	66,223	65,926	66,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income (loss)	$(15,237)	$4,377	$(25,805)	$7,097

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(1)	—

Comprehensive income (loss)	$(15,237)	$4,377	$(25,806)	$7,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 29, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(25,805)	$7,097
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,108	10,485
Non-cash restructuring and impairment charges	11,143	—
Provision for sales returns and doubtful accounts	971	1,997
Provision for excess and obsolete inventories	1,695	5,593
Deferred income taxes	(15,196)	11,677
Compensation costs related to stock options	29	30
Loss (gain) on disposal of property, plant and equipment	(31)	258
Changes in operating assets and liabilities:
Accounts receivable	14,418	(3,673)
Inventories	1,021	(13,374)
Prepaid expenses and other current assets	2,562	476
Accounts payable	(4,755)	17,308
Accrued expenses and other current liabilities	1,532	(2,378)
Income taxes	11	967
Other non-current assets	286	(2,206)
Other non-current liabilities	2	9

Net cash provided by (used in) operating activities	(2,009)	34,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,773)	(2,684)
Proceeds from the sale of property, plant and equipment	388	33

Net cash used in investing activities	(1,385)	(2,651)

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(30)	(364)
Proceeds from the sale of stock under Employee Stock Purchase Plan	892	1,169
Proceeds from exercise of stock options	156	1,434

Net cash provided by financing activities	1,018	2,239

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,376)	33,854
CASH AND CASH EQUIVALENTS, beginning of period	162,529	123,171

CASH AND CASH EQUIVALENTS, end of period	$160,153	$157,025

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest expense	$14	$43

Income taxes	$29	$(9,602)

NON-CASH ITEMS:
Tax benefit related to stock options exercised	$121	$996

Tax benefit related to the issuance of Common Stock under the Employee Stock Purchase Plan	$43	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1.	Nature of Operations

Powerwave Technologies, Inc. (“Powerwave” or the “Company”) is a Delaware corporation engaged in the design, manufacture and marketing of radio frequency (“RF”) power amplifiers and related equipment for use in the wireless communications market. The Company sells both single and multi-carrier RF power amplifiers for a variety of frequency ranges and a wide range of digital and analog transmission protocols. The Company’s products are currently being utilized in cellular, PCS and 3G base stations throughout the world.

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

The results of operations for the three and six months ended June 29, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 28, 2003 (“fiscal year 2003.”)

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements. All restructuring charges recognized during the quarter ended June 29, 2003 have been recorded in accordance with the requirements of SFAS 146.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. The Company adopted the disclosure provisions of SFAS 148 effective December 30, 2002 and has included the additional required disclosures below under “Stock-Based Compensation.” Such adoption did not have a material impact on the consolidated financial statements.

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on its consolidated financial statements as the Company has not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial statements.

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

The Black-Scholes option valuation model prescribed by SFAS No. 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the second quarter of 2003 was $2.59 per share and for fiscal year 2002 was $7.07 per share. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model and an incremental tax rate of 40%, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the three and six months ended June 29, 2003 and June 30, 2002 would have approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net income (loss):
As reported	$(15,237)	$4,377	$(25,805)	$7,097
Less: Additional expense per SFAS No. 123, fair value method, net of related tax effects	(1,924)	(3,344)	(4,810)	(7,459)

Pro forma	$(17,160)	$1,033	$(30,615)	$(362)

Basic earnings (loss) per share:
As reported	$(0.23)	$0.07	$(0.39)	$0.11
Pro forma	$(0.26)	$0.02	$(0.46)	$(0.01)
Diluted earnings (loss) per share:
As reported	$(0.23)	$0.07	$(0.39)	$0.11
Pro forma	$(0.26)	$0.02	$(0.46)	$(0.01)

The fair value of options granted under Powerwave’s stock incentive plans during the six months ended June 29, 2003 and June 30, 2002 were estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Six Months Ended
	June 30, 2003	June 29, 2002
Weighted average risk-free interest rate	1.73%-1.85%	2.18%
Expected life (in years)	5.1	5.1
Expected stock volatility	74%-177%	180%
Dividend yield	None	None

Due to the fact that the Company’s employee stock options have characteristics significantly different from those of traded options and any changes in the subjective input assumptions can materially affect the fair value estimates, management does not believe that the existing Black-Scholes option pricing model provides a reliable single measure of the fair value of its employee stock options. Therefore, Powerwave believes that the pro forma net expense per SFAS No. 123 calculated above is not a reliable measure of the costs of its stock option plans.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), some of Powerwave’s international operations use the respective local currencies as their functional currency while other international operations use the U.S. Dollar as their functional currency. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The Company’s international subsidiaries that have the U.S. Dollar as their functional currency translate monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange for non-monetary assets and liabilities. Gains and losses from remeasurement for such subsidiaries are included in other income, net. The Company’s international subsidiaries that do not have the U.S. Dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiaries are included as a component of shareholders’ equity. Translation adjustments have not historically had a significant impact on Powerwave’s financial results.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3.	Inventories

Net inventories consist of the following:

	June 29, 2003	December 29, 2002
Parts and components	$8,257	$7,939
Work-in-process	831	900
Finished goods	17,414	21,082

Total inventories	$26,502	$29,921

Inventories are net of an allowance for excess and obsolete inventory of approximately $10.5 million and $9.0 million as of June 29, 2003 and December 29, 2002, respectively. Powerwave regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on sales backlog, forecasted product demand and production requirements for the next twelve months.

Note 4.	Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	June 29, 2003	December 29, 2002
Machinery and equipment	$53,811	$70,568
Buildings and improvements	38,436	38,227
Land	14,838	14,838
Office furniture and equipment	10,515	10,199
Leasehold improvements	953	953
Construction in progress	245	468

Gross property, plant and equipment	118,798	135,253
Less: Accumulated depreciation and amortization	(46,081)	(50,431)

Total property, plant and equipment	$72,717	$84,822

During the quarter ended June 29, 2003, Powerwave determined that certain of its equipment had become excess to its production requirements as a result of its restructuring efforts and, therefore, was no longer useful to the Company. This equipment was physically segregated from the Company’s remaining active equipment for sale and disposition. The difference between the estimated net selling price for such equipment and its net book value resulted in an impairment charge of approximately $3.2 million for the quarter ended June 29, 2003. See “Note 9. Restructuring and Impairment Charges” for additional details. The remaining $0.6 million estimated net realizable value for such assets has been reclassified in the condensed consolidated balance sheet as “assets held for sale” within other non-current assets.

Note 5.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 29, 2003	December 29, 2002
Accrued warranty costs	$5,052	$5,133
Accrued payroll and employee benefits	3,952	4,015
Accrued vendor cancellations costs	1,115	982
Other accrued expenses	4,936	4,097

Total accrued expenses and other current liabilities	$15,055	$14,227

A summary of the activity that affected the Company’s accrued warranty costs for the six months ended June 29, 2003 is as follows:

Description	Accrued Warranty Costs
Balance at December 29, 2002	$5,133
Reductions for warranty costs incurred	(2,036)
Warranty accrual related to current year sales	1,906
Change in estimate related to previous warranty accruals	49

Balance at June 29, 2003	$5,052

Note 6.	Employee Stock Purchase Plan

The twelfth offering under Powerwave’s Employee Stock Purchase Plan (the “ESPP”) concluded on January 31, 2003, with 254,602 shares of the Company’s Common Stock purchased under the ESPP at a price per share of $3.50. At June 29, 2003, there were rights to purchase approximately 177,000 shares of Common Stock outstanding under the ESPP’s thirteenth offering, which will conclude on July 31, 2003. Subsequent to June 29, 2003, the shareholders of Powerwave approved an amendment to the ESPP to increase the total shares issuable thereunder from 1,500,000 shares to 3,000,000 shares.

Note 7.	Stock Option Plans

The following is a summary of stock option transactions under Powerwave’s stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, the 1996 Director Stock Option Plan, the 2000 Stock Option Plan and the 2002 Stock Option Plan, for the six months ended June 29, 2003:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	9,599	$0.82 - $73.56	$14.40	4,545	$15.61
Granted	145	$3.12 - $ 6.25	$4.91
Exercised	(92)	$1.33 - $ 6.40	$2.47
Canceled	(548)	$4.58 - $73.56	$13.23

Balance at June 29, 2003	9,104	$0.82 - $67.08	$14.44	5,146	$16.07

At June 29, 2003, a total of 2,029,475 shares were available for grant under all of the Company’s stock option plans.

During each of the six months ended June 29, 2003 and June 30, 2002, Powerwave recorded compensation expense related to stock options of approximately $30,000. The remaining unamortized compensation expense as of June 29, 2003 was approximately $8,000 and will be amortized through September 2003.

Note 8.	Commitments and Contingencies

Powerwave had various outstanding leases as of June 29, 2003, the majority of which relate to real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 8,100 square feet of engineering and office space in Bristol, United Kingdom.

Future minimum lease payments required under all operating leases at June 29, 2003 are payable as follows:

Fiscal Year	Total
Remainder of 2003	$833
2004	1,677
2005	1,287
2006	1,180
2007	602
Thereafter	216

Total future minimum lease payments	$5,795

During its normal course of business, Powerwave has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to its customers in connection with sales of its products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. In addition, Powerwave has contractual commitments to various customers which could require it to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company has also issued a guarantee in the form of a standby letter of credit in the amount of $600,000 as security for contingent liabilities under certain workers compensation insurance policies. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Powerwave has not recorded any liability for these indemnities, commitments and guarantees in the accompanying condensed consolidated balance sheets.

Powerwave is subject to various legal proceedings from time to time as part of its business. As of June 29, 2003, Powerwave is not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Note 9.	Restructuring and Impairment Charges

As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, Powerwave determined that it was necessary to test its previously recorded goodwill for impairment during the quarter ended March 30, 2003. Since Powerwave operates in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of its net assets. In estimating the fair value of the entire Company, Powerwave reviewed the average and closing stock prices for its Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations to the accounting value of the underlying assets and liabilities, the Company concluded that the entire amount of its recorded goodwill had been impaired and, therefore, recorded a non-cash impairment charge of $4.9 million within operating expenses in the first quarter of fiscal 2003. The Company did not record any similar goodwill impairment charge during the six months ended June 30, 2002.

During the second quarter of 2003, Powerwave accelerated the restructuring of its manufacturing operations to outsource the majority of its production to contract manufacturers located in Asia in order to further reduce the Company’s operating cost structure and enable it to be more competitive. Additionally, the Company accelerated the timing of technology transitions and new product introductions due to its transition to outsourced manufacturing and the continued economic downturn that has significantly impacted demand in the wireless infrastructure industry. As a result, the Company recorded approximately $9.9 million of restructuring and impairment charges during the second quarter ended June 29, 2003. This amount included cash restructuring charges of approximately $3.6 million related primarily to severance payments made prior to June 29, 2003 in connection with a reduction of its work force of approximately 450 employees during such quarter. The remaining non-cash impairment charges of approximately $6.3 million related to a $3.2 million write-down of excess manufacturing and test equipment that is being held for sale and a $3.1 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that were implemented during the quarter. These restructuring and impairment charges were recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. Approximately $7.6 million of the total $9.9 million restructuring and impairment charges was recorded in cost of sales and approximately $2.3 million was recorded in operating expenses. The Company expects to complete its restructuring efforts prior to the end of fiscal year 2003.

Note 10.	Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method. Potential common shares of 243,439 and 200,293 have been excluded from diluted weighted average common shares for the three and six months ended June 29, 2003, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Basic:
Basic weighted average common shares	65,976	65,415	65,926	65,324
Net income (loss)	$(15,237)	$4,377	$(25,805)	$7,097

Basic earnings (loss) per share	$(0.23)	$0.07	$(0.39)	$0.11

Diluted:
Basic weighted average common shares	65,976	65,415	65,926	65,324
Potential common shares	—	808	—	1,125

Diluted weighted average common shares	65,976	66,223	65,926	66,449
Net income (loss)	$(15,237)	$4,377	$(25,805)	$7,097

Diluted earnings (loss) per share	$(0.23)	$0.07	$(0.39)	$0.11

Note 11.	Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the quarter ended June 29, 2003 and June 30, 2002, sales to customers that accounted for 10% or more of revenues for the quarter totaled $42.9 million and $90.5 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 57% and 42% of total revenues during such quarters, respectively. During the quarter ended June 29, 2003, two customers in addition to Nortel accounted for approximately 17% and 10% of total revenues during such quarter. During the quarter ended June 30, 2002, two customers in addition to Nortel accounted for approximately 27% and 11% of total revenues during such quarter.

During the six months ended June 29, 2003 and June 30, 2002, sales to customers that accounted for 10% or more of revenues for the period totaled $76.5 million and $183.9 million, respectively. Sales to Nortel accounted for approximately 54% and 39% of total revenues during such periods, respectively. During the six months ended June 29, 2003, one customer in addition to Nortel accounted for approximately 20% of total revenues during such period. During the six months ended June 30, 2002, three customers in addition to Nortel accounted for approximately 20%, 14% and 12% of total revenues during such period.

As of June 29, 2003, approximately 84% of total accounts receivable related to three customers that each accounted for 10% or more of Powerwave’s total revenue. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 12.	Supplier Concentrations

Certain of Powerwave’s products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single-source suppliers as well as finished RF amplifiers from single-source contract manufacturers. As Powerwave moves more of its manufacturing operations to contract manufacturers, the Company will have less direct contact with numerous suppliers which could potentially increase its concentration of supply with a limited number of suppliers. The inability to obtain single-sourced components of finished RF amplifiers in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

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

	Three Months Ended		Six Months Ended
RF Frequency Ranges	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
800-1000 MHz	$25,979	$65,265	$59,067	$130,713
1800-2000 MHz	16,784	36,478	23,658	56,874
2000+ MHz	8,746	11,625	20,938	29,866

Total sales	$51,509	$113,368	$103,663	$217,453

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Three Months Ended		Six Months Ended
Geographic Area	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
North America	$22,392	$78,243	$54,873	$158,056
Asia	12,157	10,871	15,235	12,479
Europe and other international	16,960	24,254	33,555	46,918

Total sales	$51,509	$113,368	$103,663	$217,453

North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to China, South Korea and other locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $9.4 million and $29.6 million during the quarters ended June 29, 2003 and June 30, 2002, respectively. Sales to Canada were $29.7 million and $60.6 million during the six months ended June 29, 2003 and June 30, 2002, respectively. Sales to Finland were $8.6 million and $11.8 million during the quarters ended June 29, 2003 and June 30, 2002, respectively. Sales to Finland were $20.2 million and $29.8 million during the six months ended June 29, 2003 and June 30, 2002, respectively.

The majority of Powerwave’s assets are located in the United States, in the State of California. Total accounts receivable as of June 29, 2003 include 26% from customers based in Canada, 23% from customers based in the United States, 17% from customers based in France, 16% from customers based in China and 13% from customers based in Finland.

Note 14.	Related Party Transactions

During fiscal 2000, 2001 and until August 2002, the President and CEO of the Company, Bruce C. Edwards, was a member of the Board of Directors of Metawave Communications Corporation (“Metawave”), a supplier of “smart” antennas to the wireless communications market and a customer of the Company. Mr. Edwards resigned from his Board position with Metawave effective August 20, 2002. Powerwave had no sales to Metawave during the three and six months ended June 29, 2003 and had no outstanding accounts receivable as of June 29, 2003. During the three and six months ended June 30, 2002, the Company had $0.8 million and $2.2 million in sales to Metawave, respectively.

Note 15.	Subsequent Events

On July 10, 2003, Powerwave completed the acquisition of certain assets and liabilities of Ericsson Amplifier Technologies, Inc. (“AMT”) pursuant to an asset purchase agreement with AMT, Microwave Power Devices, Inc. and Ericsson AB dated as of June 12, 2003. Under the asset purchase agreement, Powerwave purchased selected assets of AMT, including certain inventories, equipment and real estate. The Company also assumed certain warranty obligations of AMT and made offers of employment to a limited number of employees of AMT as part of the purchase. In connection with the asset purchase, the Company also entered into an agreement to become a supplier of certain 2.1 GHz W-CDMA RF power amplifiers to Ericsson AB. The cash purchase price of the acquisition of $9,820,400 was paid on July 10, 2003.

On July 18, 2003, Powerwave completed the private placement of $130.0 million aggregate principal amount of convertible subordinated notes due July 2008. The notes are convertible into the Common Stock of Powerwave at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25%. These notes are not callable during the first four years. Powerwave used a portion of the proceeds of the offering to fund the purchase of $25.0 million of the Company’s Common Stock (3,144,654 shares) simultaneously with the issuance of the notes. The Company received net cash proceeds of approximately $101.0 million after the deduction of the amount used for the Common Stock repurchase and placement fees. The remainder of the proceeds are available for possible future acquisitions and for general corporate purposes. As the Company currently has no specific arrangements with respect to acquisitions, the Company intends to invest the net proceeds in short-term money market instruments, including time deposits, commercial paper, auction rate securities and money market funds with maturities of three months or less, pending specific application.

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

Critical Accounting Policies

We prepare the condensed consolidated financial statements of Powerwave in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could have a material effect on our reported amounts of revenue, expenses, assets and liabilities. The critical accounting policies which we believe are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:

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

Goodwill and Long Lived Assets

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the entire Company to the accounting value of our net assets. As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, we determined that it was necessary to test the carrying value of our previously recorded goodwill for impairment during the first quarter of fiscal 2003. Based on a comparison of the accounting value of our underlying assets and liabilities to the average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other valuation metrics, we concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a $4.9 million non-cash charge to operating expenses during the quarter ended March 30, 2003. See “Restructuring and Impairment Charges.”

We also review the recoverability of the carrying value of identified intangibles and other long lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset would be deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. As a result of the restructuring of our manufacturing operations to outsource the majority of our production to contract manufacturers, new product introductions that accelerated the timing of technology transitions, and the continued economic downturn which has significantly reduced demand in the wireless infrastructure industry, we determined that it was necessary to test the carrying value of certain long lived assets for impairment during the second quarter of fiscal 2003. Based on the forecasted undiscounted future net cash flows relating to these long lived assets, we concluded that the carrying value of certain assets, including excess equipment and specific product/technology and customer related intangibles, had been impaired. Therefore, we recorded approximately $6.3 million of non-cash impairment charges within cost of sales and operating expenses during the quarter ended June 29, 2003, based upon the character of the underlying assets. As a result of these impairment charges, the recorded value of the excess equipment has been reduced to its estimated net realizable value at disposition and reclassified on the face of our condensed consolidated balance sheet as “assets held for sale” within other non-current assets. See “Restructuring and Impairment Charges.” Also see “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change…;—Our success is tied to the growth of the wireless services market…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…;—We rely upon a few customers for a significant amount of our revenues…; and—Our average sales prices have declined…”

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for standard warranty-related costs based on our actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period. While our standard warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We also have contractual commitments to various customers that require us to incur costs to repair an epidemic defect with respect to our products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to us and the costs of repair can be reasonably estimated. While we have not historically experienced significant costs related to epidemic defects, we cannot guarantee that we will not experience significant costs to repair epidemic defects in the future. A significant increase in product return rates, a significant increase in the costs to repair our products, or an unexpected epidemic defect in our products, could have a material adverse effect on our operating results for the period or period in which such returns or additional costs materialize.

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material adverse effect on our consolidated results of operations or financial position. All restructuring charges recognized during the quarter ended June 29, 2003 have been recorded in accordance with the requirements of SFAS 146.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. We adopted the disclosure provisions of SFAS 148 effective December 30, 2002 and have included the additional required disclosures in “Note 2. Summary of Significant Accounting Policies—Stock-Based Compensation” within the “Notes to Condensed Consolidated Financial Statements” under Item 1, “Financial Statements.” Such adoption did not have a material adverse effect on our consolidated results of operations or financial position.

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements, which will collectively result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We do not believe that the adoption of SFAS 149 will have a material impact on our consolidated financial statements as we have not entered into any derivative or hedging transactions.

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

•	a financial instrument issued in the form of shares that is mandatorily redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

•	a financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

•	a financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer’s equity shares, or (3) variations inversely related to changes in the fair value of the issuer’s equity shares.

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial statements.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended June 29, 2003 and June 30, 2002:

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	113.8	81.0	103.2	81.5

Gross profit	(13.8)	19.0	(3.2)	18.5
Operating expenses:
Sales and marketing	5.0	3.0	5.3	3.2
Research and development	19.1	7.9	19.1	7.9
General and administrative	6.2	3.2	6.3	3.4
Restructuring and impairment charges	4.6	—	6.9	—

Total operating expenses	34.9	14.1	37.6	14.5

Operating income (loss)	(48.7)	4.9	(40.8)	4.0
Other income, net	1.2	0.6	1.3	0.7

Income (loss) before income taxes	(47.5)	5.5	(39.5)	4.7
Provision for (benefit from) income taxes	(17.9)	1.6	(14.6)	1.4

Net income (loss)	(29.6)%	3.9%	(24.9)%	3.3%

Restructuring and Impairment Charges

As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, we determined that it was necessary to test our previously recorded goodwill for impairment during the first quarter of fiscal 2003. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we reviewed the average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations compared to the accounting value of our underlying assets and liabilities, we concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million within operating expenses during the first quarter of fiscal 2003. We did not record any similar goodwill impairment charge during the six months ended June 30, 2002.

During the second quarter of 2003, we accelerated the restructuring of our manufacturing operations to outsource the majority of our production to contract manufacturers located in Asia in an effort to further reduce our operating cost structure and enable us to be more competitive. In addition, we also accelerated the timing of technology transitions and new product introductions due to our transition to outsourced manufacturing and the continued economic downturn that has significantly impacted demand in the wireless infrastructure industry. As a result, we recorded approximately $9.9 million of restructuring and impairment charges for the second quarter ended June 29, 2003. These charges included cash restructuring charges of approximately $3.6 million related primarily to severance payments made during the quarter in connection with a reduction of our work force of approximately 450 employees. The remaining non-cash impairment charges of approximately $6.3 million related to a $3.2 million write-down of excess manufacturing and test equipment that is being held for sale and a $3.1 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that occurred during the quarter. These restructuring and impairment charges have been recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. Of the total $9.9 million restructuring and impairment charges recorded during the second quarter, approximately $7.6 million was recorded within cost of sales and approximately $2.3 million was recorded within operating expenses. We currently expect to incur additional restructuring charges in the range of $1.0 million to $3.0 million during the second half of fiscal year 2003 as we complete the execution of the remainder of our restructuring plan.

Three months ended June 29, 2003 and June 30, 2002

Net Sales

Our sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 55% to $51.5 million, for the quarter ended June 29, 2003, from $113.4 million, for the quarter ended June 30, 2002. This reduction in demand was due to the significant economic downturn that has impacted the wireless communications industry and resulted in curtailed wireless infrastructure spending. We have experienced lower demand across all of our products in both the original equipment manufacturer (“OEM”) and direct network operator markets. We currently anticipate that the slowdown in worldwide wireless communications infrastructure spending will continue to negatively impact our revenues for at least the next few quarters. For the quarter ended June 29, 2003, total sales of products for networks in the 800-1000 MHz range accounted for approximately 50% of sales, or $26.0 million, compared to approximately 58% of sales, or $65.3 million, for the quarter ended June 30, 2002. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 33% of sales, or $16.8 million, for the second quarter of fiscal 2003, compared to approximately 32% of sales, or $36.5 million, for the second quarter of fiscal 2002. For the quarter ended June 29, 2003, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 17% of sales, or $8.7 million, compared to 10% of sales, or $11.6 million for the quarter ended June 30, 2002.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products. Sales to customers in North America accounted for approximately 43% of sales, or $22.4 million, for the quarter ended June 29, 2003, compared to approximately 69% of sales, or $78.2 million, for the quarter ended June 30, 2002. Total international sales (excluding North American sales) accounted for approximately 57% of sales, or $29.1 million, for the second quarter of fiscal 2003, compared to approximately 31% of sales, or $35.2 million, for the second quarter of fiscal 2002. Total Asian sales accounted for approximately 24% of sales, or $12.1 million, for the quarter ended June 29, 2003, compared to 10% of sales, or $10.9 million, for the quarter ended June 30, 2002. Total European and other international sales accounted for approximately 33% of sales, or $17.0 million, for the second quarter of fiscal 2003, compared to 21%, or $24.3 million, for the second quarter of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—There are many risks associated with international operations…”

For the quarter ended June 29, 2003, total sales to Nortel accounted for approximately 57% of sales and sales to AT&T Wireless Services (“AT&T Wireless”) and Nokia Networks (“Nokia”) each accounted for 10% or more of sales for such quarter. For the quarter ended June 30, 2002, total sales to Nortel accounted for approximately 42% of sales and sales to Cingular Wireless and Nokia each accounted for 10% or more of sales for such quarter.

We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with OEMs, such as LM Ericsson Telephone Company (“Ericsson”), Lucent Technologies, Inc. (“Lucent”), Motorola Inc. (“Motorola”), Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs’ strategy concerning the outsourcing of RF power amplifiers. During the first six months of fiscal 2003, several major OEMs made announcements that they were further lowering their expectations for wireless infrastructure demand for 2003 due to their revised expectations of additional capital spending reductions by major wireless network operators. Reduced demand for our products negatively impacted our revenues and operating results during the second half of fiscal 2002 and continues to do so in fiscal 2003. If these forecasted reductions in overall market demand continue to result in a significant reduction in the future demand for our products by customers, our business, financial condition and results of operations will be negatively impacted. See “Additional Factors That May Affect Future Results—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—There are many risks associated with international operations…”

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules for both North American and international deployments, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating income, which has harmed and may continue to harm our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—There are many risks associated with international operations…”

Gross Profit

Cost of sales consists primarily of materials, assembly and test labor, overhead and warranty costs. Gross profit margins for the second quarter of fiscal 2003 and fiscal 2002 were (13.8)% and 19.0%, respectively. The significant reduction in our gross profit margins during the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 was due to several factors, including approximately $7.6 million of restructuring and impairment charges included in cost of sales for the second quarter of 2003. Additionally, the second quarter of 2003 was impacted by the continued reduction in demand for wireless infrastructure which resulted in lower revenue and lower absorption of our manufacturing overhead expenses and increased labor costs when reviewed as a percentage of revenues. Notwithstanding our restructuring and associated cost reduction efforts, we currently anticipate that we will continue to experience under-absorption of our manufacturing overhead expenses and excess labor costs due to our reduced sales levels, which will continue to have a negative impact on our gross margins. In addition, we expect that our gross margins will continue to be negatively impacted by additional restructuring charges related to further work force reductions as we execute the remainder of our restructuring plan during the second half of fiscal 2003. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—We have experienced, and will continue to experience, significant results in sales and operating results from quarter to quarter…; and—Our reliance on contract manufacturers to produce our products subjects us to various risks…” Also see “Restructuring and Impairment Charges.”

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely effect our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive…”

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our accelerated efforts to outsource a higher percentage of our production to contract manufacturers in order to reduce our cost structure. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Future Results—Our average sales prices have declined…; and—Our reliance on contract manufacturers to produce our products subjects us to various risks…”

Operating Expenses

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by 24% to $2.6 million for the quarter ended June 29, 2003, from $3.4 million for the quarter ended June 30, 2002. As a percentage of sales, sales and marketing expenses were 5.0% and 3.0% for the second fiscal quarters ended 2003 and 2002, respectively. The decrease in the amount of our sales and marketing expenses was primarily attributable to lower sales commissions related to lower revenues during the second quarter of fiscal 2003.

Research and development expenses consist primarily of ongoing RF power amplifier design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS and next generation 2.5G and 3G products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments, hiring patterns and the depreciation of capital equipment. Research and development expenses increased by 10% to $9.8 million for the quarter ended June 29, 2003, from $8.9 million for the quarter ended June 30, 2002. As a percentage of sales, research and development expenses were 19.1% and 7.9% for the second fiscal quarters ended 2003 and 2002, respectively. The increase in research and development expenses was primarily attributable to material costs associated with a large number of prototype and pre-production product development builds during the second quarter of fiscal 2003.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses decreased by 14% to $3.2 million for the quarter ended June 29, 2003, from $3.7 million for the quarter ended June 30, 2002. As a percentage of sales, general and administrative expenses were 6.2% and 3.2% for the second fiscal quarters ended 2003 and 2002, respectively. The decrease in the amount of our general and administrative expenses was primarily attributable to lower personnel costs during the second quarter of fiscal 2003.

Restructuring and impairment charges amounted to $2.3 million for the second fiscal quarter of 2003 compared to no such charges during the second fiscal quarter of 2002. These charges related primarily to severance payments in connection with a reduction to our work force and the write-down of excess equipment and certain customer related intangibles. See “Restructuring and Impairment Charges.”

Other Income

Other income consists primarily of interest income, net of any interest expense. Other income decreased slightly to $0.6 million for the quarter ended June 29, 2003, from $0.7 million during the quarter ended June 30, 2002. The decrease was primarily due to lower short-term interest rates.

Provision (Benefit) for Income Taxes

We recorded a tax benefit at a rate of 37.7% during the quarter ended June 29, 2003 as compared to a tax provision of 30.0% for the quarter ended June 30, 2002. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations.

Six months ended June 29, 2003 and June 30, 2002

Net Sales

Sales decreased by 52% to $103.7 million, for the six months ended June 29, 2003, from $217.5 million, for the six months ended June 30, 2002. This reduction in demand was due to the significant economic downturn that has impacted the wireless communications industry and resulted in curtailed wireless infrastructure spending. We have experienced lower demand across all of our products in both the OEM and direct network operator markets. For the six months ended June 29, 2003, total sales of products for networks in the 800-1000 MHz range accounted for approximately 57% of sales, or $59.1 million, compared to approximately 60% of sales, or $130.7 million, for the six months ended June 30, 2002. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 23% of sales, or $23.7 million, for the first six months of fiscal 2003, compared to approximately 26% of sales, or $56.9 million, for the first six months of fiscal 2002. For the six months ended June 29, 2003, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 20% of sales, or $20.9 million, compared to 14% of sales, or $29.9 million for the six months ended June 30, 2002.

Sales to customers in North America accounted for approximately 53% of sales, or $54.9 million, for the six months ended June 29, 2003, compared to approximately 73% of sales, or $158.1 million, for the six months ended June 30, 2002. Total international sales (excluding North American sales) accounted for approximately 47% of sales, or $48.8 million, for the first six months of fiscal 2003, compared to approximately 27% of sales, or $59.4 million, for the first six months of fiscal 2002. Total Asian sales accounted for approximately 15% of sales, or $15.2 million, for the six months ended June 29, 2003, compared to 6% of sales, or $12.5 million, for the six months ended June 30, 2002. Total European and other international sales accounted for approximately 32% of sales, or $33.6 million, for the first six months of fiscal 2003, compared to 21%, or $46.9 million, for the first six months of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—There are many risks associated with international operations…”

For the six months ended June 29, 2003, total sales to Nortel accounted for approximately 54% of sales and sales to Nokia accounted for 10% or more of sales for such period. For the six months ended June 30, 2002, total sales to Nortel accounted for approximately 39% of sales and sales to Cingular Wireless, Lucent and Nokia each accounted for 10% or more of sales for such period.

Gross Profit

Gross profit margins for the first six months of fiscal 2003 and fiscal 2002 were (3.2)% and 18.5%, respectively. The reduction in our gross profit margins during the first six months of fiscal 2003 as compared to the first six months of fiscal 2002 is due to the significant reduction in demand which resulted in lower revenue and lower absorption of our manufacturing overhead expenses and increased labor costs when reviewed as a percentage of revenues. In addition, approximately $7.6 million of restructuring and impairment charges were recorded as a result of the outsourcing of our manufacturing operations, new product introductions that accelerated the timing of technology transitions and the continued economic downturn that has significantly reduced demand in the wireless infrastructure industry. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—We have experienced, and will continue to experience, significant results in sales and operating results from quarter to quarter…; and—Our reliance on contract manufacturers to produce our products subjects us to various risks…” Also see “Restructuring and Impairment Charges.”

Operating Expenses

Sales and marketing expenses decreased by 21% to $5.5 million for the six months ended June 29, 2003, from $6.9 million for the six months ended June 30, 2002. As a percentage of sales, sales and marketing expenses were 5.3% and 3.2% for the first six months ended 2003 and 2002, respectively. The decrease in actual sales and marketing expenses was primarily attributable to lower sales commissions related to the reduction in our revenues during the first half of fiscal 2003.

Research and development expenses increased by 14% to $19.8 million for the six months ended June 29, 2003, from $17.3 million for the six months ended June 30, 2002. As a percentage of sales, research and development expenses were 19.1% and 7.9% for the first six months ended 2003 and 2002, respectively. The increase in research and development expenses was primarily attributable to material costs associated with a large number of prototype and pre-production product development builds during the first six months of fiscal 2003.

General and administrative expenses decreased by 11% to $6.5 million for the six months ended June 29, 2003, from $7.3 million for the six months ended June 30, 2002. As a percentage of sales, general and administrative expenses were 6.3% and 3.4% for the first six months ended 2003 and 2002, respectively. The decrease in actual general and administrative expenses was primarily attributable to lower personnel costs during the first six months of fiscal 2003.

Restructuring and impairment charges amounted to $7.2 million for the first six months of 2003 compared to no such charges during the first six months of 2002. These charges include $4.8 million of goodwill impairment charges in the first quarter of 2003 and $2.3 million of restructuring and impairment charges in the second quarter of 2003 in connection with a reduction to our work force and the write-down of excess equipment and certain customer related intangibles. See “Restructuring and Impairment Charges.”

Other Income

Other income remained relatively constant at $1.4 million for the six months ended June 29, 2003 and June 30, 2002.

Provision (Benefit) for Income Taxes

We recorded a tax benefit at a rate of 37.0% during the six months ended June 29, 2003 as compared to a tax provision of 30.0% for the six months ended June 30, 2002. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of June 29, 2003, we had working capital of $196.9 million, including $160.2 million in cash and cash equivalents, as compared to working capital of $218.5 million at December 29, 2002, which included $162.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the six months ended June 29, 2003 and June 30, 2002:

	Six Months Ended (in thousands)
	June 29, 2003	June 30, 2002
Net cash provided by (used in):
Operating activities	$(2,009)	$34,266
Investing activities	(1,385)	(2,651)
Financing activities	1,018	2,239

Net increase (decrease) in cash and cash equivalents	$(2,376)	$33,854

Net cash provided by (used in) operations in the first six months of fiscal 2003 decreased by $36.2 million as compared to the first six months of fiscal 2002. This decrease was due to several factors, the majority of which was related to our significantly lower revenues and operating loss, including our cash restructuring charges. During the six months ended June 29, 2003, our net accounts receivable decreased to $37.9 million from $53.3 million at December 29, 2002, consistent with our lower sales volume during the first half of fiscal 2003 as compared to the fourth quarter of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…” Our net inventories decreased to $26.5 million during the six months ended June 29, 2003, from $29.9 million at December 29, 2002. During the six months ended June 29, 2003, our accounts payable decreased to $22.1 million from $26.8 million at December 29, 2002, consistent with our decrease in inventory on-hand and reduced material purchases associated with our lower revenues.

Net cash used in investing activities largely reflects our capital spending requirements. The decrease in net cash used in investing activities for the first six months of fiscal 2003 compared to the first six months of fiscal 2002 was primarily attributable to a decrease in capital expenditures for test equipment. Total capital expenditures during the first six months of fiscal 2003 and 2002 were approximately $1.8 million and $2.7 million, respectively. The majority of the capital spending during the first six months of fiscal 2003 and 2002 was for computer hardware and test equipment utilized in our manufacturing and research and development areas. For the remainder of fiscal 2003, we currently anticipate capital spending on property and equipment to be in the range of $3.0 million to $5.0 million, and we plan to fund these expenditures from our existing cash balances.

The decrease in net cash provided by financing activities in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002 primarily represents reductions in proceeds from the issuance of Common Stock under our employee stock option programs and our Employee Stock Purchase Plan (“ESPP”). The amount of cash provided by employee stock option exercises and ESPP purchases is subject to various factors beyond our control, including the market price for our Common Stock and an individual’s timing decisions regarding the exercise of such options and ESPP participation. Therefore, we cannot be assured that this will continue to be a source of cash for Powerwave on an on-going basis. During first six months of fiscal 2003, the majority of proceeds from financing activities were from the issuance of Common Stock under our Employee Stock Purchase Plan.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant further decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. During fiscal 2003, several major OEMs have made announcements that they were lowering their expectations for wireless infrastructure demand for 2003 due to lower than anticipated capital spending plans by major wireless network operators. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. See “Additional Factors That May Affect Future Results—We rely upon a few customers for significant amount of our revenues…;—The wireless communications infrastructure equipment industry is extremely competitive…;—Our average sales prices have declined…;—Our success is tied to the growth of the wireless services market…; and—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…”

Financing Activities

Our $20 million revolving credit agreement with Comerica Bank-California expired on May 31, 2003. We decided to delay the renewal of this credit facility as we evaluated other long-term financing alternatives. We currently anticipate negotiating the reinstatement of our credit agreement with Comerica Bank-California during our fiscal quarter ending September 28, 2003, however we cannot guarantee that we will be able to reinstate this credit agreement on terms acceptable to us.

In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may continue to do so selectively in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependent upon our credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a significant amount of our revenues…;—The wireless communications infrastructure equipment industry is extremely competitive…;—Our average sales prices have declined…;—Our success is tied to the growth of the wireless services market…;—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and—We may need additional capital in the future…”

On July 18, 2003, subsequent to the end of the quarter, we completed a private placement of $130.0 million aggregate principal amount of subordinated convertible notes and raised approximately $101.0 million in net proceeds. See “Note 15. Subsequent Events” in our condensed consolidated financial statements under Part I, Item 1, “Financial Statements” included herein.

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

Purchase Commitments with Contract Manufacturers

We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Other Purchase Commitments

We also incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such order or allow us to cancel orders beyond certain agreed lead times. Such cancellations may or may not include cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Guarantees Under Letters of Credit

We have issued standby letters of credit from time to time as a security for certain liabilities. At June 29, 2003, total outstanding letters of credit approximated $0.6 million and are related to contingent liabilities under our workers compensation insurance policies in the United States.

As of June 29, 2003, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Amounts Due by Period (in thousands)
	1 Year and Less	2-3 Years	4-5 Years	Thereafter	Total
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	833	2,964	1,782	216	5,795
Purchase commitments with contract manufacturers	34,264	—	—	—	34,264
Other purchase commitments	3,457	—	—	—	3,457
Guarantees under letters of credit	—	—	—	—	—

Total contractual obligations and commercial commitments	$38,554	$2,964	$1,782	$216	$43,516

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, President and Chief Executive Officer, Ronald J. Buschur, Chief Operating Officer, and Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary. See the “Report Of the Compensation Committee On Executive Compensation” appearing in the Company’s Proxy Statement dated May 28, 2003 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the six months ended June 29, 2003, we granted options to purchase a total of 145,300 shares of Common Stock to employees. After deducting 547,487 shares for options forfeited, the result was net option forfeitures of 402,187. Net option forfeitures during the six-month period represented 0.6% of our total outstanding common shares of 66,015,289 as of June 29, 2003. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Six Months Ended June 29, 2003	Fiscal Year Ended December 29, 2002	Fiscal Year Ended December 30, 2001
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.6)%	3.1%	1.6%
Grants to executive officers during the period as a % of total options granted during the period	0.0%	19.0%	19.6%
Grants to executive officers during the period as a % of total outstanding common shares	0.0%	0.9%	0.7%
Cumulative options held by executive officers as a % of total options outstanding	20.5%	19.5%	17.6%

At June 29, 2003, a total of 2,029,475 options were available for grant under all of our option plans and a total of 277,964 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 12. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 29, 2002 for additional information regarding the 1995 Stock Option Plan. The following table summarizes activity under all of our stock option plans for the six months ended June 29, 2003:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	9,598,722	$0.82 - $73.56	$14.40	4,544,883	$15.61
Granted	145,300	$3.12 - $ 6.25	$4.91
Exercised	(92,095)	$1.33 - $ 6.40	$2.47
Canceled	(547,487)	$4.58 - $73.56	$13.23

Balance at June 29, 2003	9,104,440	$0.82 - $67.08	$14.44	5,145,778	$16.07

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of June 29, 2003. For purposes of this table, in-the-money stock options are those options with an exercise price less than $6.15 per share, the closing price of Powerwave Common Stock on June 27, 2003, the last trading day of the second fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $6.15 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	1,731,589	$3.84	1,675,054	$5.32	3,406,643
Out-of-the-Money	3,414,189	$22.26	2,283,608	$17.47	5,697,797

Total Options Outstanding	5,145,778	$16.07	3,958,662	$12.33	9,104,440

There were no grants of options to any of our executive officers or directors during the six months ended June 29, 2003.

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the six months ended June 29, 2003, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of June 29, 2003. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 29, 2003		Value of Unexercised In-the-Money Options at June 29, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	733,333	316,667	$61,666	$234,334
Ronald J. Buschur	—	$—	220,833	279,167	$15,416	$58,584
Kevin T. Michaels	—	$—	221,541	98,959	$273,575	$43,938

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $6.15, the Company’s closing Common Stock price reported by Nasdaq on June 27, 2003, the last trading day of the fiscal quarter.

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of June 29, 2003, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	9,104,440	$14.44	2,029,475
Not Approved by shareholders	—	—	—

Total	9,104,440	$14.44	2,029,475

Disclosure About Foreign Currency Risk

We have various types of operations in several foreign locations including Finland, France, the United Kingdom, Singapore and the People’s Republic of China (“China”). These operations incur expenses in foreign currencies and certain locations have the ability to generate local currency revenue. These expenses and revenues expose us to foreign currency transactions and result in gains and losses from such transactions. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 47% of our net sales for the first six months of fiscal 2003, 33% of our fiscal 2002 net sales and 41% of our fiscal 2001 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe, Asia and South America, where there has been instability in several of the regions’ currencies. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell products or services in the local currency of such customers. In fiscal 2003, we began to sell products to customers in China in their local foreign currency and receive payments in such local foreign currency. If we sell products or services in a foreign currency, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

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

Disclosure About Severe Acute Respiratory Syndrome

We have not experienced any direct impact from the Severe Acute Respiratory Syndrome (“SARS”) epidemic which has infected large parts of Asia, including China, Hong Kong and Singapore. We have taken initial steps to limit our employees’ travel to known highly infected areas. The contract manufacturers that we use are located in Asia and some of their manufacturing facilities are located close to areas that are being impacted by SARS. While the disease currently appears to be under control, any future breakout of SARS could negatively impact our ability to transfer production to contract manufacturers located in Asia. Such inability to utilize contract manufacturers could have a material adverse effect on our business and results of operations.

Additional Factors That May Affect Our Future Results

Our future operating results may be impacted by a number of factors that could cause our actual results to differ materially from those stated in this document and should be reviewed in their entirety when analyzing our business. These factors include the following:

•	the ability to add new customers to reduce our dependence on any one customer;

•	the ability to maintain our existing customers;

•	the ability to timely develop and produce commercially viable products at competitive prices;

•	industry specific factors, including the current slowdown in the demand for wireless communications and RF power amplifiers;

•	our ability to efficiently and cost effectively complete our restructuring plan to outsource the majority of our production to contract manufacturers;

•	the impact of any reduction in demand for our products;

•	the availability and cost of components;

•	the ability to manage expense levels given reductions in demand;

•	the ability to increase demand for our products from major wireless infrastructure original equipment manufacturers, or OEMs;

•	the ability to design and produce products which meet the quality standards and price targets of both our existing and potential customers;

•	the ability to transition production of our products to contract manufacturers;

•	the ability to effectively manage contract manufacturers that produce our products;

•	the ability to ramp-up production of new products in both a timely and cost effective manner;

•	the ability to accurately anticipate customer demand;

•	the ability to finance our activities and maintain our financial liquidity;

•	the ability of our products to operate and be compatible with various OEMs’ base station equipment;

•	the ability to manage future product repairs; and

•	worldwide and regional economic, political and health factors, including the current worldwide economic recession, the war in Iraq, tensions in the Middle East and North Korea, and the SARS epidemic in Asia.

We rely upon a few customers for a significant amount of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. We believe that our future success depends upon our ability to broaden our customer base and maintain relationships with major wireless OEMs, such as Ericsson, LG Information & Communications, Ltd. (“LGIC”), Lucent, Motorola, Nokia, Nortel and Samsung Electronics Co. Ltd. (“Samsung”), as well as major operators of wireless networks, such as ALLTEL Corporation, AT&T Wireless, Cingular Wireless and Verizon Wireless. Our dependence on a small number of major customers exposes us to numerous risks, including:

•	slowdowns or delays in deployment of wireless networks that reduce customer demand for our products;

•	changes in customer forecasts and demand;

•	customers leveraging their buying power to change the terms of pricing, payment and product delivery schedules;

•	direct competition should a customer decide to manufacture or increase its current level of RF power amplifier manufacturing; and

•	concentration of accounts receivable credit risk.

For the six months ended June 29, 2003, our largest customer, Nortel, accounted for approximately 54% of our net sales, or $56.2 million. For fiscal 2002, Nortel accounted for approximately 49% of our revenues. For the six months ended June 29, 2003, Nokia accounted for 10% or more of our net sales. During the first six months of fiscal 2003, a number of major OEMs made announcements lowering their expectations for total wireless infrastructure demand for fiscal 2003 due to lower than anticipated capital spending plans by major wireless network operators. As a result, we have experienced decreased revenues during the first six months of fiscal 2003. If these forecasted reductions in overall market demand continue to result in significant reductions in future demand for our products, our business, results of operations and financial condition will be negatively impacted. In addition, several of our major OEM customers continue to experience poor financial performance that has resulted in downgrades of their credit worthiness by outside credit rating agencies and significant reductions in their common stock price and overall market value. While we perform ongoing credit evaluations and have not experienced any significant payment delays from these customers, further reductions in their financial liquidity could result in future payment delays and/or the declaration of bankruptcy causing the non-payment of their accounts receivable, which in turn, would have a material adverse effect on our business, results of operations, financial condition and liquidity.

There are several examples of the risks related to our customer and industry concentration levels. During 2001, we experienced an overall reduction in revenue of $147.1 million from our 2000 revenue levels, $80.0 million of which related to a single customer, Nortel, as a result of an industry-wide reduction in demand during fiscal year 2001. During 1998, we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis. In addition, many of our customers, including Nortel, provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us. It is therefore difficult for us to predict our future sales. If these customers reduce their demand for our products, our business would be adversely affected.

We have experienced significant reductions in network operator demand. In addition, we have experienced significant delays in demand for 3G W-CDMA, based products due to what we believe is the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have reduced their capital spending plans in order to improve their overall cash flow. The continuation of these various reductions in demand for our products will have a material adverse effect on our business, results of operations and financial condition in the future.

We believe that continued purchases of our products by OEMs is dependent upon many factors, including the OEMs’ view of utilizing third party suppliers of RF power amplifiers. During the third quarter of 2001, Lucent announced that it had sold its internal power amplifier group to a new private entity called Celiant Corporation, which was subsequently acquired during the second quarter of 2002 by Andrew Corporation, a competitor of ours. Any shift in demand by an OEM away from utilizing third party suppliers of RF amplifiers, or in purchasing their RF amplifiers from third party suppliers other than us, could have a negative impact on our business, results of operations and financial condition.

Since OEM purchasers are influenced by their current view of wireless infrastructure deployments, orders for our products could also be significantly reduced due to delays in such deployments. A number of factors may cause delays in wireless infrastructure deployments, including the following factors:

•	economic slowdowns or political turmoil in the wireless operator’s operating region;

•	the inability of wireless network operators to fund infrastructure deployment plans;

•	reductions in spending on TDMA networks due to planned conversions to GSM or other protocol based networks;

•	decisions to delay or eliminate spending on 3G W-CDMA based networks due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols;

•	the desire of wireless network operators to reduce capital spending in order to preserve cash;

•	delays in government approvals required for system deployment;

•	reduced subscriber demand for wireless services;

•	high prices for new spectrum licenses;

•	increased competition and bidding between OEMs for infrastructure contracts; and

•	delays in the development and delivery of telephone handsets and base station equipment that are compatible with new wireless protocols.

In addition, from time to time, OEMs may purchase products from us in large quantities over a short period of time, which may cause demand for our products to change rapidly. Due to these and other uncertainties associated with wireless infrastructure deployments and OEMs’ purchasing strategies, we may experience significant fluctuations in demand from our OEM customers. Such fluctuations could cause a significant increase in demand that could exceed our production capacity, or the production capacity of our contract manufacturers, and could negatively impact our ability to meet customers’ demands as well as potentially impact product quality. Alternatively, such fluctuations could cause a significant reduction in revenues, which could have a material adverse effect on our business, results of operations and financial condition. We cannot guarantee that a major customer will not reduce, delay or eliminate purchases from us, which could also have a material effect on our business, results of operations and financial condition.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter. Our quarterly results can fluctuate due to a number of factors, including:

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	variations in manufacturing costs, capacities and efficiencies;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	capacity and production constraints, including constraints associated with contract manufacturers and single-source component suppliers;

•	changes in a network operator’s transmission protocol;

•	delays in qualification of new products or redesigns by our customers;

•	product failures and associated in-field service support costs;

•	changes in the mix of products having differing gross margins;

•	competitive factors, including pricing, availability and demand for competing amplification products;

•	cancellations or reductions of customer orders and shipments due to economic slowdowns in the customer’s operating regions;

•	cancellations or rescheduling of customer orders and shipments caused by changes in demand or deployment schedules by the customer;

•	warranty expenses;

•	the availability and cost of components;

•	the timing, availability and sale of new products by us or our competitors;

•	changes in average sales prices;

•	long sales cycles associated with our products;

•	variations in product development and other operating expenses; and

•	discounts given to certain customers for large volume purchases.

On occasion, we have generated a large percentage of our revenues in the last month of a quarter. Since we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which they ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. We cannot guarantee that such orders will actually be shipped or that such orders will not be cancelled in the future. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would likely have a material and adverse effect on our business, results of operations and financial condition.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our results of operations. We cannot guarantee that our results of operations will not be similarly adversely affected in the future. In spite of these limitations, we, along with our contract manufacturers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, we could have higher levels of inventory that face a greater risk of obsolescence. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, we may not have the inventory or manufacturing capacity to fill their orders. Either situation could have a material adverse effect on our business, results of operations, financial condition and future business with such customers.

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

Almost all of our revenues come from the sale of RF power amplifiers for wireless communications networks. Our future success depends to a considerable extent upon the continued growth and increased availability of wireless communications services. Wireless communications services may not grow and create demand for our products. In addition, as experienced during fiscal 2002 and the first six months of fiscal 2003, wireless network operators may decide to continue to reduce or delay capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets, which would have an adverse effect on our business, results of operations and financial condition.

We believe that growth in the use of wireless communications services depends, in part, on lowering the cost per subscriber by reducing the costs of the infrastructure capital equipment and thereby enabling reductions in wireless service pricing. Although FCC regulations require local phone companies to reduce the rates charged to wireless carriers for connection to their wireline networks, wireless service rates will probably remain higher than rates charged by traditional wireline companies. Alternatively, if wireless service rates fall too far, wireless network operators may not be able to maintain profitable operations and, therefore, may be forced to further reduce future spending on wireless infrastructure, which in turn, would have an adverse effect on our business, results of operations and financial condition.

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

Our reliance on contract manufacturers to produce our products subjects us to various risks which could adversely affect our business, results of operations and financial condition.

In the fourth quarter of fiscal 2002, we announced that we were utilizing Celestica Corporation (“Celestica”) to supply both subassemblies and complete product builds from one of its facilities in China. This was the first time that we had outsourced a complete product build to a contract manufacturer. We announced in the second quarter of 2003 that we were accelerating our efforts to outsource a significantly higher percentage of our production to contract manufacturers in Asia in order to further reduce our operating cost structure. Our ability to successfully transition and outsource the majority of production of our products to contract manufacturers depends upon numerous factors, which include our ability to:

•	manage, motivate and retain “impacted” employees during the transition;

•	manage, motivate and maintain positive employee relations with our remaining U.S. work force;

•	maintain pricing leverage with our existing supplier base;

•	develop additional suppliers to support our offshore contract manufacturers;

•	design products which our contract manufacturers can effectively manufacture and timely resolve any quality issues;

•	provide our offshore contract manufacturers with product volumes that are stable and sufficient enough to achieve adequate cost savings;

•	obtain customer acceptance and qualification of the products that are manufactured by our offshore contract manufacturers within a reasonable timeframe;

•	develop efficient and cost effective methods to transport products produced offshore to our customers; and

•	minimize the risk of product damage or loss in transport from Asia to our customers’ locations.

If we are unable to successfully transition selected products to offshore contract manufacturers, our supply chain may be disrupted and the cost, quality and availability of our products could be negatively impacted. Any delays in the ramp-up of our production lines in Asia, or any delays in the qualification by our customers of the Asia facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, as well as potential financial penalties payable by us to our customers if they incur excess costs due solely to delays by Powerwave. Additionally, if any delays occur, we may be required to spend additional sums to expedite products or production schedules, which could create additional expenses for Powerwave. Any such loss of revenue or additional unanticipated expenses could have a material adverse effect on our business, results of operations and financial condition.

As a result of outsourcing the majority of our production to contract manufacturers, the cost, quality, performance and availability of our offshore contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. If our contract manufacturers are unable to timely respond to changes in market demand, we may be unable to produce enough product to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of sudden decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments with our contract manufacturers. For example, pursuant to our agreement with Celestica, we provide rolling forecasts of our requirements for planning purposes. A portion of the rolling forecast is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to Celestica may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from other suppliers and subcontractors that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to manage the costs, product quality or performance of our contract manufacturers, our business, results of operations and financial condition could be adversely affected. See “Contractual Obligations and Commitments—Purchase Commitments with Contract Manufacturers.”

We depend on single sources or limited sources for key components and products, and a failure by any of these sources to provide components or products of sufficient quality and quantity, on a timely basis, would cause us to delay product shipments, which could result in delayed or lost revenues, potential financial penalties for late deliveries, and customer dissatisfaction.

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, also purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-sourced and limited-sourced components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-sourced or limited-sourced components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “retune” our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed due to the unavailability of single-sourced or limited-sourced components such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers if they incur excess costs due solely to delays by Powerwave. Any such loss of revenue or financial penalties could have a material adverse effect on our business, results of operations and financial condition.

Similarly, if we are unable to obtain cargo space or secure delivery of single-sourced or limited-sourced components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, truck drivers, airline pilots and other transportation industry workers, our transportation costs could increase due to the utilization of alternative transportation methods or our delivery of products could be adversely delayed. Any prolonged work slowdowns or future lockouts similar to the one experienced in fiscal 2002 on the West Coast of the United States could cause our transportation costs or transit times to significantly increase due to an increased demand for air transportation of cargo. In addition, products built in Asia for export to other countries require air or ocean transport. These transportation costs would escalate if there were a shortage of air or ocean cargo space. Any significant increase in transportation costs could have a material adverse effect on our business, results of operations and financial condition.

Our reliance on certain single-sourced and limited-sourced components and products also exposes us to quality control issues if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in a single-sourced or limited-sourced component or product could force us to repair or replace a product utilizing replacement components. Such a requirement could have a material adverse effect on our business, results of operations and financial condition. In addition, if we cannot obtain comparable replacements or effectively retune or redesign our products, there could be a material adverse effect on our business, results of operations and financial condition.

As a result of our reliance on certain single-sourced and limited-sourced customized components and products, an abrupt reduction in customer demand could result in excess inventories of such components or products due to the nature of the volume purchasing agreements that we utilize to obtain cost reductions. If we or our contract manufacturers are unable to utilize such components or products in a timely manner, and are unable to sell such components or products due to their customized nature, the resulting negative impact on our liquidity and resulting increased inventory levels could have a material adverse effect on our business, results of operations and financial condition. See “Contractual Obligations and Commitments—Purchase Commitments with Contract Manufacturers; and—Other Purchase Commitments.”

Many wireless infrastructure manufacturers have internal RF power amplifier production and/or design capabilities and if these manufacturers begin offering their own RF power amplifiers, demand for our products would be reduced and our business, results of operations and financial condition would be adversely affected.

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

Wireless infrastructure equipment manufacturers with internal manufacturing capabilities could also sell RF power amplifiers externally to other manufacturers, thereby competing directly with us. For example, during the third quarter of 2001, Lucent announced that it had sold its internal power amplifier group to a new private entity called Celiant Corporation, which was subsequently acquired during the second quarter of 2002 by Andrew Corporation, a competitor of ours. Even if we are successful in selling our products to OEM customers, we believe that such customers will demand price and other concessions based on their ability to manufacture and/or design RF power amplifiers internally. If, for any reason, our major customers decide to produce their RF power amplifiers internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our business, results of operations and financial condition could be adversely affected.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, frequent new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. If we are unable to compete effectively, our business, results of operations and financial condition could be adversely affected.

Our products compete on the basis of the following characteristics:

•	performance;

•	functionality;

•	reliability;

•	pricing;

•	quality;

•	designs that can be efficiently manufactured in large volumes;

•	time-to-market delivery capabilities; and

•	compliance with industry standards.

While we believe that we currently compete favorably with respect to these characteristics, this may change in the future. If we fail to address our competitive challenges, there could be a material adverse effect on our business, results of operations and financial condition.

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and Remec, Inc., in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal RF power amplifier manufacturing operations and RF amplifier design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the RF power amplifier market, our business, results of operations and financial condition could be adversely affected.

Our future success depends largely upon the rate at which wireless infrastructure manufacturers incorporate our products into their systems. A substantial portion of the present worldwide production of RF power amplifiers is captive within the internal manufacturing operations of leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. These companies regularly evaluate whether to manufacture their own RF power amplifiers, outsource their designs to contract suppliers, purchase from other third party suppliers or purchase from us. In addition, various companies could also compete directly with us by selling their RF power amplifiers to other manufacturers and operators, including our customers. If we are not successful in increasing the use of our products by the leading wireless infrastructure manufacturers, our business, results of operations and financial condition could be adversely affected.

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

We also continue to improve our existing cellular, PCS and 3G lines of RF power amplifier products. Any delays in the shipment of these products may cause customer dissatisfaction and result in a delay or loss of product revenues. In addition, it is possible that a significant number of development projects will not result in manufacturable new products or product improvements. If we fail to develop new products or improve existing products in a timely manner, there could be a material adverse effect on our business, results of operations and financial condition.

We may fail to develop products that are sufficiently manufacturable or are of adequate quality and reliability, which could negatively impact our ability to sell our products.

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to tune these products to meet specifications in an efficient manner. In this regard, we depend on our staff of trained technicians and those of our contract manufacturers. If we cannot design our products to minimize the manual tuning process, if we or our contract manufacturers are unable to attract additional trained technicians, if we or our contract manufacturers lose a number of trained technicians, or if we or our contract manufacturers cannot train or maintain an adequate number of trained technicians, our business, results of operations and financial condition could be adversely affected.

While we believe that our overall relationships with our customers are good and that they consider our products to be of good quality, we have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We also believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. However, we cannot provide any assurance that our product designs will remain successful or that they will keep pace with technological developments, evolving industry standards and new communications protocols. In addition, we may fail to adequately improve product quality and meet the quality standards of our customers or our contract manufacturers may fail to achieve the quality standards of our customers. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality RF power amplifiers and have stringent quality control standards.

If we are unable to hire and retain highly qualified technical and managerial personnel, we may not be able to sustain or grow our business.

Competition for personnel, particularly qualified engineers, is intense, and the loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, results of operations and financial condition. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may also have a material adverse effect on our business, results of operations and financial condition.

We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are employed on an at-will basis and do not have non-compete agreements. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to safeguard it, we will continue to pursue all legal measures available to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our proprietary technology and processes by a competitor could have a material adverse effect on our business, results of operations and financial condition.

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

For the first six months of 2003 and all of fiscal years 2002, 2001 and 2000, international revenues (excluding North American sales) accounted for approximately 47%, 33%, 41% and 21% of our net sales, respectively. We currently expect that international revenues will continue to account for a significant percentage of our revenues in the foreseeable future.

We have traditionally invoiced most of our international sales in U.S. Dollars. Accordingly, we do not currently engage in foreign currency hedging transactions. However, as we continue to expand our international operations, we are increasingly being paid in foreign currencies and, therefore, have become exposed to possible losses from foreign currency transactions. In December 2001, we acquired Toracomm Limited, a company located in Bristol, United Kingdom. Due to this acquisition, we incur foreign currency expenses that expose us to additional foreign currency transactions, and the resulting gains and losses from such transactions are included in our operating results. In October 2002, we started to use a contract manufacturer in China. Our operations within China also expose us to foreign exchange and currency risk, as well as political risk, with respect to the products produced and sold in China.

Since we sell our products in many countries, the price of our products in those countries rises and our sales into those countries may fall when the U.S. Dollar strengthens and becomes more expensive relative to the local currency of our foreign customers, as demonstrated by our experience in South Korea during 1998. In addition, as we sell our products into foreign countries, our products can become subject to tariffs and import duties which raise the overall price of our products such that our products may no longer be price competitive with those from locally based suppliers. If any of the above risks actually occur, our business, results of operations and financial condition could be adversely affected.

There are significant risks in expanding our manufacturing operations in Asia

As part of our strategy, we are shifting a majority of our manufacturing operations to contract manufacturers in China, Singapore and Thailand to reduce our production costs. This will subject a greater portion of our operations to the risks of doing business in China, Singapore and Thailand. The Chinese legal system is relatively new and lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments for the past two decades, there can be no assurance that the Chinese government will not change its current policies in the future, making continued business operations in China difficult or unprofitable. Utilizing contract manufacturers and suppliers throughout the Asia region exposes our operations to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States. If we are unable to protect our rights while operating within Asia, there may be a negative impact on our business, results of operations and financial condition.

Our ability to compete effectively and manage future growth depends on our ability to:

•	effectively transition a majority of our production to outsourced contract manufacturers;

•	manage production and inventory levels, including those of our contract manufacturers, to meet product demand and new product introductions;

•	reduce product costs;

•	manage and improve production quality;

•	manage and improve the performance of our suppliers and contract manufacturers while reducing our cost of materials;

•	efficiently manage and satisfy our service and warranty obligations, including latent defect extended warranty obligations;

•	expand both the range of customers and the geographic scope of our customer base;

•	effectively manage, develop and retain our technical and managerial work force; and

•	improve financial and management controls, reporting systems and procedures.

If we are unable to effectively manage growth, our business, results of operations and financial condition could be adversely affected.

The sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months, which could cause delays in forecasted sales and cause us to incur substantial expenses before we earn the associated revenues.

Our customers normally conduct significant technical evaluations of our products and our competitors’ products before making purchase commitments. Our OEM customers typically require extensive technical qualification of our products before they are integrated into any of the OEM’s products. This qualification process involves a significant investment of time and resources from the OEMs and us in order to ensure that our product designs are fully qualified to perform with each OEM’s equipment. Individual wireless network operators can also subject our products to field and evaluation trials, which can last anywhere from one to nine months, before making a purchase. The qualification and evaluation process, as well as customer field trials, may delay the shipment of sales forecasted for a specific customer for a particular quarter and our operating results for the quarter could be negatively impacted.

Protection of our intellectual property is limited and we are at risk of third-party claims of infringement that could harm our competitive position.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 27 U.S. patents and 2 foreign patents, and we have filed applications for over 25 additional U.S. patents and over 50 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that our pending patent applications will issue or that a third party will not violate, or attempt to invalidate, our intellectual property rights, possibly forcing us to expend substantial legal fees.

Certain of our customers and other wireless communications infrastructure equipment manufacturers may decide to protect their intellectual property by deciding not to purchase RF power amplifiers from external sources. The appearance of a close working relationship with a particular customer may adversely affect our ability to establish or maintain a relationship with, or sell products to, competitors of that particular customer. The failure of our major customers to purchase products from us due to our relationship with other customers could have a material adverse effect on our business, results of operations and financial condition.

We do not have non-compete agreements with our employees who are employed on an at-will basis. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to safeguard it, we may not be successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor. Any such unauthorized use of our proprietary technology or processes could have a material adverse effect on our business, results of operations and financial condition.

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

Actual or alleged defects in our products may create liability to those claiming injury.

Any of the following could have a material adverse effect on our business, results of operations and financial condition:

•	a determination or allegation that systems or devices relying on or incorporating our products create a health risk, causing us to be named as a defendant, and, possibly held responsible for any liabilities, in a product liability lawsuit;

•	delays or prohibitions on the installation of wireless communications networks due to alleged health or environmental risks; and

•	our inability to maintain insurance at an acceptable cost or to otherwise protect against potential product liability lawsuits.

The communications industry is heavily regulated. We must obtain regulatory approvals to manufacture and sell our products, and our customers must obtain approvals to operate our products. Any failure or delay by us or any of our customers to obtain such approvals could negatively impact our ability to sell our products.

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

Our shareholder rights plan and charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

Our shareholder rights plan and certain provisions of our certificate of incorporation and Delaware law are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which in turn, could harm our stock price and our shareholders.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

While we believe we have adequate working capital to meet our expected cash requirements for the immediate future, we may need to raise additional funds in the future through public or private debt or equity financings in order to:

•	take advantage of unanticipated opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	develop new products or services;

•	repay outstanding indebtedness; or

•	respond to unanticipated competitive pressures.

Our ability to secure additional financing or sources of funding in the future is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows or maintain and/or grow our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of unanticipated opportunities, develop new products or services or otherwise respond to unanticipated competitive pressures. In such case, our business, results of operations and financial condition could be adversely affected.

Future acquisitions or strategic alliances may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities and in the future, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions may subject us to numerous risks, including the following:

•	we may have difficulty assimilating the operations and personnel of the acquired company;

•	we may have difficulty effectively integrating the acquired technologies or products with our current products and technologies;

•	our ongoing business may be disrupted by transition and/or integration issues;

•	we may be unable to retain key technical and managerial personnel from the acquired company;

•	we may be unable to achieve the financial and strategic goals for the acquired and combined businesses;

•	we may have difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management’s attention from other business concerns;

•	our relationships with existing suppliers or customers could be adversely affected;

•	our relationships with employees could be impaired;

•	our due diligence process may fail to identify significant issues, including issues with respect to product quality, product architecture, legal and financial contingencies, and product development; and

•	we may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

If we are unable to effectively manage these risks, our business, results of operations and financial condition could be adversely affected.

Insurance costs continue to rise and coverages are becoming increasingly restrictive due to worldwide terrorist activity and accounting irregularities. It is becoming progressively difficult to secure adequate policy limits to manage risk in a cost effective manner.

We purchase insurance to cover a wide variety of potential risks and liabilities. In the current worldwide insurance market, premiums are rising rapidly while coverage is becoming increasingly restrictive. Our total cost of insurance increased by more than 44% during fiscal 2002 and is expected to potentially double again in fiscal 2003. It is also possible that certain coverages may no longer be available or may only be available at prices that are prohibitively expensive. If we are unable to maintain our insurance coverages at their historical levels and at a reasonable cost, or if we are forced to bear an increased portion of the risks that we have traditionally insured, our results of operations and financial condition could be adversely affected due to increased insurance costs and potential losses arising from reduced coverages.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruptions by manmade problems such as computer viruses or terrorism.

Our corporate headquarters and our in-house manufacturing facilities, as well as the majority of our research and development operations, are located in the State of California in regions known for seismic activity. In addition, we are in the process of outsourcing our manufacturing to Celestica, which has a plant located in China, another region known for seismic activity. A significant natural disaster, such as an earthquake in either of these regions, could have a material adverse effect on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, results of operations and financial condition. The terrorist attacks in New York and

Washington D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. and other economies. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, results of operations and financial condition could be adversely affected.

Our major facilities are located in the State of California which has previously experienced an electricity shortage, and we are not able to guarantee that we, or any of our suppliers located in California, will not experience any significant interruptions in electrical service to our or their facilities in the future.

The two largest investor-owned electric utility companies in California, Pacific Gas & Electric and Southern California Edison, have experienced electricity generation shortages due to the collapse of California’s deregulation strategy. Pacific Gas & Electric previously declared voluntary bankruptcy in order to restructure its outstanding obligations. The prior inability of these companies to purchase electricity resulted in rolling blackouts in certain parts of the state. Our Southern California operation is wholly-dependent on Southern California Edison and our Northern California engineering center is wholly-dependent upon Pacific Gas & Electric. As of June 29, 2003, we had not experienced any significant interruptions in electrical service to our facilities. However, we currently do not have backup power generators or alternate sources of power to support our needs in the event of a blackout, and our current insurance does not provide coverage for any damages that our customers or we may suffer as a result of interruptions of power supply. The loss of electrical service would cause a temporary shutdown of our operations resulting in lost production and may require us to recalibrate our production equipment, resulting in potentially significant unanticipated costs. In addition, many of our suppliers are located in California and could be similarly affected. Frequent and continuing shutdowns of our operations and those of our suppliers could cause us to be unable to manufacture the products required by our customers in a timely manner. Shipments to our customers could be delayed, resulting in the delay or loss of product revenues. Such delay or loss of product revenues could have an adverse effect on our business, results of operations and financial condition.

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

We are at risk of litigation, which could result in substantial costs to us and adversely affect our operations.

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

Our financial instruments include cash and cash equivalents and short-term debt. At June 29, 2003, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

Our international sales expose us to foreign currency risk in the ordinary course of our business. Currently, we do not enter into derivative financial instruments. Aside from the net operating costs of our foreign operations in France and the United Kingdom, initial direct network operator sales in Europe and our local revenues and operating costs of our foreign operations in China, we have not to date been required to transact any significant portion of our business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at June 29, 2003. However, we currently anticipate that a greater percentage of our sales will be made in foreign currencies as we begin selling additional products to certain customers in their local foreign currency during fiscal 2003. This, in turn, will increase our direct foreign currency exposure in the future. See “Disclosure About Foreign Currency Risk” and “Additional Factors That May Affect Future Results—There are many risks associated with international operations…” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include interest rate risk, foreign currency exchange risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and have concluded that none of our exposures in these areas are material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies such as hedging to help manage our expenses. However, at the present time, we do not believe such active strategies are necessary and, therefore, do not have any hedging programs in place and are not trading in any financial or derivative instruments.

As of June 29, 2003, we did not have any material debt outstanding. As a result, we did not have significant interest rate risk from a liability perspective as of June 29, 2003. For a description of debt incurred after June 29, 2003, see “Note 15. Subsequent Events” in our condensed consolidated financial statements under Part I, Item 1, “Financial Statements” included herein. However, we do have a significant amount of cash and short-term investments with maturities of three months or less. This cash portfolio exposes us to interest rate risk as short-term investment rates fell to historical lows in 2002 and during the first half of fiscal 2003. This has contributed to a significant reduction in interest income from our cash investments. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to material fluctuations in principal and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

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

(a) Evaluation of disclosure controls and procedures:

As of the end of the period covered by this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s periodic SEC filings.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.37	Repair Services Agreement between the Company and VM Services, Inc. dated June 26, 2003.**

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

The Registrant furnished a Current Report to the SEC on Form 8-K on March 31, 2003, to report under Item 12, Results of Operations and Financial Condition, the announcement of preliminary financial results for the fiscal quarter ended March 30, 2003.

The Registrant furnished a Current Report to the SEC on Form 8-K on April 10, 2003, to report under Item 12, Results of Operations and Financial Condition, the announcement of financial results for the fiscal quarter ended March 30, 2003.

The Registrant furnished a Current Report to the SEC on Form 8-K on April 14, 2003, under Item 12, Results of Operations and Financial Condition, to provide a transcript of a conference call and simultaneous web-cast presentation on April 10, 2003, relating to the Company’s financial results for the first quarter ended March 30, 2003.

The Registrant filed a Current Report with the SEC on Form 8-K on June 16, 2003, to report under Item 5, Other Events and Regulation FD Disclosure, an asset purchase agreement between the Company and Ericsson Amplifier Technologies, Inc., Microwave Power Devices, Inc. and Ericsson AB.

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

Date:	August 1, 2003		POWERWAVE TECHNOLOGIES, INC

		By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Senior Vice President, Finance and Chief Financial Officer