Form 10-Q
period 2003-09-28
POWERWAVE TECHNOLOGIES INC
filed 2003-10-29
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

As of October 27, 2003 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 63,125,690.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, the transfer of certain manufacturing operations to contract manufacturers, product and infrastructure development, market demand and acceptance, the timing of and demand for 3G products, customer relationships, employee relations, plans and predictions for acquired companies and assets, future acquisition plans, restructuring charges and the level of expected capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 20-44. Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2003	December 29, 2002
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$253,549	$162,529
Accounts receivable, net of allowance for sales returns and doubtful accounts of $2,474 and $2,505 at September 28, 2003 and December 29, 2002, respectively	46,304	53,264
Inventories	21,008	29,921
Prepaid expenses and other current assets	3,899	9,288
Deferred tax assets	7,708	6,931

Total current assets	332,468	261,933
Property, plant and equipment	118,447	135,253
Less: accumulated depreciation and amortization	(48,523)	(50,431)

Net property, plant and equipment	69,924	84,822
Goodwill	3,439	4,852
Deferred tax assets	34,355	14,922
Other non-current assets	10,157	2,644

TOTAL ASSETS	$450,343	$369,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,044	$26,842
Accrued expenses and other current liabilities	15,518	16,587

Total current liabilities	48,562	43,429
Long-term debt	130,000	—
Other non-current liabilities	85	83

Total liabilities	178,647	43,512

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 135,000 shares authorized, 63,124 shares issued and outstanding at September 28, 2003 and 65,707 shares issued and outstanding at December 29, 2002	224,922	247,415
Accumulated other comprehensive loss	(1)	—
Retained earnings	46,775	78,246

Total shareholders’ equity	271,696	325,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$450,343	$369,173

Note: December 29, 2002 balances were derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net sales	$63,158	$91,300	$166,821	$308,753
Cost of sales	56,749	77,674	163,749	254,853

Gross profit	6,409	13,626	3,072	53,900
Operating expenses:
Sales and marketing	3,130	2,067	8,601	9,004
Research and development	9,821	7,567	29,585	24,854
General and administrative	3,878	3,349	10,425	10,679
Restructuring and impairment charges	399	—	7,607	—

Total operating expenses	17,228	12,983	56,218	44,537

Operating income (loss)	(10,819)	643	(53,146)	9,363
Other income, net	607	790	1,973	2,209

Income (loss) before income taxes	(10,212)	1,433	(51,173)	11,572
Provision for (benefit from) income taxes	(4,546)	430	(19,702)	3,472

Net income (loss)	$(5,666)	$1,003	$(31,471)	$8,100

Basic earnings (loss) per share	$(0.09)	$0.02	$(0.48)	$0.12

Diluted earnings (loss) per share	$(0.09)	$0.02	$(0.48)	$0.12

Basic weighted average common shares	63,639	65,584	65,164	65,411

Diluted weighted average common shares	63,639	66,069	65,164	66,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income (loss)	$(5,666)	$1,003	$(31,471)	$8,100
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	—	—	(1)	—

Comprehensive income (loss)	$(5,666)	$1,003	$(31,472)	$8,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 28, 2003	September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,471)	$8,100
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,310	15,717
Non-cash restructuring and impairment charges	11,143	—
Provision for sales returns and doubtful accounts	1,500	3,168
Provision for excess and obsolete inventories	2,050	5,082
Deferred income taxes	(19,736)	12,100
Compensation costs related to stock options	38	44
Loss (gain) on disposal of property, plant and equipment	(31)	192
Changes in operating assets and liabilities:
Accounts receivable	5,460	(5,536)
Inventories	6,161	(7,401)
Prepaid expenses and other current assets	3,244	(3,731)
Accounts payable	6,201	16,502
Accrued expenses and other current liabilities	(712)	(6,531)
Other non-current assets	1,917	(1,838)
Other non-current liabilities	3	12

Net cash provided by operating activities	77	35,880

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,296)	(4,230)
Proceeds from the sale of property, plant and equipment	388	98
Acquisition, net of cash acquired	(9,934)	—

Net cash used in investing activities	(11,842)	(4,132)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	125,869	—
Principal payments on long-term debt	(79)	(821)
Common stock repurchases	(25,000)	—
Proceeds from the sale of stock under Employee Stock Purchase Plan	1,505	1,941
Proceeds from exercise of stock options	490	2,024

Net cash provided by financing activities	102,785	3,144

NET INCREASE IN CASH AND CASH EQUIVALENTS	91,020	34,892
CASH AND CASH EQUIVALENTS, beginning of period	162,529	123,171

CASH AND CASH EQUIVALENTS, end of period	$253,549	$158,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(In thousands)

	Nine Months Ended
	September 28, 2003	September 29, 2002
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest expense	$29	$78

Income taxes	$29	$(9,597)

NON-CASH ITEMS:
Tax benefit related to stock options exercised	$278	$1,223

Tax benefit related to the issuance of Common Stock under the Employee Stock Purchase Plan	$196	$62

Liabilities assumed in business acquisitions (Note 14)	$425	$—

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

The results of operations for the three and nine months ended September 28, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 28, 2003 (“fiscal year 2003.”)

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements. All restructuring charges recognized during the nine months ended September 28, 2003 have been recorded in accordance with the requirements of SFAS 146.

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

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

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. SFAS 150 is to be implemented by reporting the cumulative effect of a change in accounting principle. The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements.

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

The Black-Scholes option valuation model prescribed by SFAS No. 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the third quarter of 2003 was $4.03 per share and for fiscal year 2002 was $7.07 per share. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 utilizing the Black-

Scholes option-pricing model and an incremental tax rate of 40%, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the three and nine months ended September 28, 2003 and September 29, 2002 would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net income (loss):
As reported	$(5,666)	$1,003	$(31,471)	$8,100
Less: Additional expense per SFAS No. 123, fair value method, net of related tax effects	(1,587)	(2,587)	(6,397)	(10,046)

Pro forma	$(7,253)	$(1,584)	$(37,868)	$(1,946)

Basic earnings (loss) per share:
As reported	$(0.09)	$0.02	$(0.48)	$0.12
Pro forma	$(0.11)	$(0.02)	$(0.58)	$(0.03)

Diluted earnings (loss) per share:
As reported	$(0.09)	$0.02	$(0.48)	$0.12
Pro forma	$(0.11)	$(0.02)	$(0.58)	$(0.03)

The fair value of options granted under Powerwave’s stock incentive plans during the nine months ended September 28, 2003 and September 29, 2002 were estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Nine Months Ended
	September 28, 2003	September 29, 2002
Weighted average risk-free interest rate	1.73% – 2.01%	2.18%
Expected life (in years)	5.1	5.1
Expected stock volatility	74% – 177%	180%
Dividend yield	None	None

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3.    Inventories

Net inventories consist of the following:

	September 28, 2003	December 29, 2002
Parts and components	$7,124	$7,939
Work-in-process	384	900
Finished goods	13,500	21,082

Total inventories	$21,008	$29,921

Inventories are net of an allowance for excess and obsolete inventory of approximately $9.3 million and $9.0 million as of September 28, 2003 and December 29, 2002, respectively. Powerwave regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on sales backlog, forecasted product demand and production requirements for the next twelve months.

Note 4.    Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	September 28, 2003	December 29, 2002
Machinery and equipment	$53,326	$70,568
Buildings and improvements	38,660	38,227
Land	14,838	14,838
Office furniture and equipment	10,670	10,199
Leasehold improvements	953	953
Construction in progress	—	468

Gross property, plant and equipment	118,447	135,253
Less: Accumulated depreciation and amortization	(48,523)	(50,431)

Total property, plant and equipment	$69,924	$84,822

During the quarter ended June 29, 2003, Powerwave determined that certain of its equipment had become excess to its production requirements as a result of its restructuring efforts and, therefore, was no longer useful to the Company. This equipment was physically segregated from the Company’s remaining active equipment for sale and disposition and reclassified in the condensed consolidated balance sheet as “assets held for sale” within other non-current assets. The difference between the estimated net selling price for such equipment and its net book value resulted in an impairment charge of approximately $3.2 million for the quarter ended June 29, 2003. See “Note 12. Restructuring and Impairment Charges” for additional details.

Note 5.    Other Non-Current Assets

Other non-current assets consist of the following:

	September 28, 2003	December 29, 2002
Assets held for sale	$5,485	$—
Debt issue costs	3,960	—
Long-term prepaid expenses	373	2,073
Other non-current assets	339	571

Total other non-current assets	$10,157	$2,644

Note 6.    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	September 28, 2003	December 29, 2002
Accrued warranty costs	$5,443	$5,133
Accrued payroll and employee benefits	2,492	4,015
Accrued vendor cancellations costs	1,195	982
Income taxes	2,286	2,281
Other accrued expenses	4,102	4,176

Total accrued expenses and other current liabilities	$15,518	$16,587

Note 7.    Financing Arrangements and Long-Term Debt

On July 18, 2003, Powerwave completed the private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008. The notes are convertible into the Common Stock of Powerwave at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25% with interest payable semi-annually on January 15 and July 15. The notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company. The notes are callable by the Company beginning July 22, 2007. Powerwave used a portion of the proceeds of the offering to fund the repurchase of $25.0 million of the Company’s Common Stock (3,144,654 shares) simultaneously with the issuance of the notes. The Company received net cash proceeds of approximately $101.0 million after the deduction of the amount used for the Common Stock repurchase and debt issuance costs.

The Company reinstated its unsecured revolving credit agreement with Comerica Bank-California (“Comerica”) on September 15, 2003. This credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the “Revolving Commitment Amount”). The Company is required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.00% at September 28, 2003) or Comerica’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon the Company’s debt leverage ratio. The revolving credit facility expires on May 31, 2004. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At September 28, 2003, the Company was in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to the Company at September 28, 2003.

Note 8.    Employee Stock Purchase Plan

The thirteenth offering under Powerwave’s Employee Stock Purchase Plan (the “ESPP”) concluded on July 31, 2003, with 175,579 shares of the Company’s Common Stock purchased under the ESPP at a price per share of $3.49. At September 28, 2003, there were rights to purchase approximately 60,000 shares of Common Stock outstanding under the ESPP’s fourteenth offering, which will conclude on January 31, 2004.

Note 9.    Stock Option Plans

The following is a summary of stock option transactions under Powerwave’s stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, the 1996 Director Stock Option Plan, the 2000 Stock Option Plan and the 2002 Stock Option Plan, for the nine months ended September 28, 2003:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	9,599	$0.82 – $73.56	$14.40	4,545	$15.61
Granted	342	$3.12 – $10.04	$6.76
Exercised	(179)	$1.33 – $ 6.52	$3.39
Canceled	(1,506)	$4.58 – $73.56	$22.74

Balance at September 28, 2003	8,256	$0.82 – $67.08	$12.80	4,659	$13.61

At September 28, 2003, a total of 2,790,930 shares were available for grant under all of the Company’s stock option plans.

During the nine months ended September 28, 2003 and September 29, 2002, Powerwave recorded compensation expense related to stock options of approximately $38,000 and $44,000, respectively. There was no unamortized compensation expense remaining at September 28, 2003.

Note 10.    Commitments and Contingencies

Powerwave had various outstanding leases as of September 28, 2003, the majority of which relate to real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 8,100 square feet of engineering and office space in Bristol, United Kingdom.

Future minimum lease payments required under all operating leases at September 28, 2003 are payable as follows:

Fiscal Year	Total
Remainder of 2003	$417
2004	1,686
2005	1,287
2006	1,179
2007	485
Thereafter	211

Total future minimum lease payments	$5,265

Powerwave is subject to various legal proceedings from time to time as part of its business. As of September 28, 2003, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Note 11.    Contractual Guarantees and Indemnities

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of September 28, 2003 is included below:

•

Intellectual Property Indemnities – The Company indemnifies certain customers and its contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s products. These indemnities appear in development and supply agreements with our customers as well as manufacturing service agreements with our contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, Powerwave is unable to determine the maximum amount of losses that it could incur related to such indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company’s business, financial condition or results of operations.

•

Director and Officer Indemnities – The Company has entered into indemnification agreements with its directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations.

•

General Contractual Indemnities/Products Liability – During the normal course of business, the Company enters into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by the Company’s products. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount. The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery to the Company in the event of an indemnification claim.

•

Workers Compensation Insurance Guarantees – The Company has issued a guarantee in the form of a standby letter of credit in the amount of $600,000 as a security for contingent liabilities under certain workers compensation insurance policies. This letter of credit is supported by a pledge of a cash deposit of $600,000 with the bank that issued the letter of credit. The Company’s workers compensation insurance carrier may draw upon the letter of credit if the Company does not fund its required portion of workers compensation claims.

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the nine months ended September 28, 2003 is as follows:

Description	Accrued Warranty Costs
Balance at December 29, 2002	$5,133
Reductions for warranty costs incurred	(2,788)
Warranty accrual related to current year sales	3,536
Change in estimate related to previous warranty accruals	(438)

Balance at September 28, 2003	$5,443

Note 12.    Restructuring and Impairment Charges

As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, Powerwave determined that it was necessary to test its previously recorded goodwill for impairment during the quarter ended March 30, 2003. Since Powerwave operates in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of its net assets. In estimating the fair value of the entire Company, Powerwave reviewed the average and closing stock prices for its Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations to the accounting value of the underlying assets and liabilities, the Company concluded that the entire amount of its recorded goodwill had been impaired and, therefore, recorded a non-cash impairment charge of $4.9 million within operating expenses in the first quarter of fiscal 2003. The Company did not record any similar goodwill impairment charge during the nine months ended September 29, 2002 or during the second and third quarters of fiscal 2003.

During the second and third quarters of fiscal 2003, Powerwave accelerated the restructuring of its manufacturing operations to outsource the majority of its production to contract manufacturers located in Asia in order to further reduce the Company’s operating cost structure and enable it to be more competitive. Additionally, the Company accelerated the timing of technology transitions and new product introductions due to its transition to outsourced manufacturing and the continued economic downturn that has significantly impacted demand in the wireless infrastructure industry. As a result, the Company recorded approximately $9.9 million of restructuring and impairment charges during the second quarter ended June 29, 2003 and approximately $0.9 million of additional restructuring charges during the third quarter ended September 28, 2003. These charges included cash restructuring charges of approximately $4.5 million related primarily to severance payments made prior to September 28, 2003 in connection with a reduction of its work force of approximately 550 employees. The remaining non-cash impairment charges of approximately $6.3 million related to a $3.2 million write-down of excess manufacturing and test equipment that is being held for sale and a $3.1 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that were implemented during the quarter. These restructuring and impairment charges were recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. During the second and third quarters of 2003, approximately $8.1 million of the total $10.8 million restructuring and impairment charges was recorded in cost of sales and approximately $2.7 million was recorded in operating expenses.

A summary of the Company’s restructuring and impairment activities during the nine months ended September 28, 2003 is as follows:

	Employee Severance	Equipment Writedown	Goodwill & Intangible Writedown	Total
Amounts expensed during quarter ended March 30, 2003	$—	$—	$4,852	$4,852
Amounts expensed during quarter ended June 29, 2003	3,611	3,240	3,075	9,926
Amounts expensed during quarter ended September 28, 2003	884	—	—	884

Total amounts expensed to date	$4,495	$3,240	$7,927	$15,662
Identified future restructuring and impairment costs	53	—	—	53

Total identified restructuring and impairment costs	$4,548	$3,240	$7,927	$15,715

A summary of the activity that affected the Company’s accrued restructuring costs for the nine months ended September 28, 2003 is as follows:

	Employee Severance	Equipment Writedown	Goodwill & Intangible Writedown	Total
Balance at December 30, 2002	$—	$—	$—	$—
Amounts expensed	4,495	3,240	7,927	15,662
Amounts paid/incurred	(4,228)	(3,240)	(7,927)	(15,395)

Balance at September 28, 2003	$267	$—	$—	$267

Note 13.    Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 10,698,122 and 3,699,569 have been excluded from diluted weighted average common shares for the three and nine months ended September 28, 2003, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Basic:
Basic weighted average common shares	63,639	65,584	65,164	65,411
Net income (loss)	$(5,666)	$1,003	$(31,471)	$8,100

Basic earnings (loss) per share	$(0.09)	$0.02	$(0.48)	$0.12

Diluted:
Basic weighted average common shares	63,639	65,584	65,164	65,411
Potential common shares	—	485	—	911

Diluted weighted average common shares	63,639	66,069	65,164	66,322
Net income (loss)	$(5,666)	$1,003	$(31,471)	$8,100

Diluted earnings (loss) per share	$(0.09)	$0.02	$(0.48)	$0.12

Note 14.    Acquisitions

On July 10, 2003, the Company completed the acquisition of certain assets and liabilities of Ericsson Amplifier Technologies, Inc. (“AMT”) pursuant to an asset purchase agreement with AMT, Microwave Power Devices, Inc. and Ericsson AB. Under the asset purchase agreement, the Company purchased selected assets of AMT, including certain inventories, equipment and real estate for a cash payment of $9.8 million. The Company also assumed certain warranty obligations of AMT and made offers of employment to a limited number of employees of AMT as part of the purchase. In connection with the asset purchase, the Company also entered into an agreement to become a supplier of certain 2.1 GHz W-CDMA RF power amplifiers of Ericsson AB. The acquisition was accounted for under the purchase method of accounting and the total purchase price of approximately $10.3 million, including assumed liabilities of $0.4 million and capitalized acquisition costs of $0.1 million, has been preliminarily allocated as follows: $1.0 million to equipment, $5.8 million to assets held for sale, $0.1 million to contract intangibles and $3.4 million to goodwill. The Company has engaged a third party to assist it with the valuation of the assets acquired and will finalize the purchase price allocation upon the receipt of the final valuation report. The results of operations of AMT are included in the condensed consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition is not material to the Company’s results of operations for 2002 or 2003.

Note 15.    Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the quarter ended September 28, 2003 and September 29, 2002, sales to customers that accounted for 10% or more of revenues for the quarter totaled $52.4 million and $75.2 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 62% and 67% of total revenues during such quarters, respectively. During the quarter ended September 28, 2003, two customers in addition to Nortel each accounted for approximately 12% and 10% of total revenues during such quarter. During the quarter ended September 29, 2002, one customer in addition to Nortel accounted for approximately 15% of total revenues during such quarter.

During the nine months ended September 28, 2003 and September 29, 2002, sales to customers that accounted for 10% or more of revenues for the period totaled $122.7 million and $238.3 million, respectively. Sales to Nortel accounted for approximately 57% and 48% of total revenues during such periods, respectively. During the nine months ended September 28, 2003, one customer in addition to Nortel accounted for approximately 17% of total revenues during such period. During the nine months ended September 29, 2002, two customers in addition to Nortel accounted for approximately 15% and 14% of total revenues during such period.

As of September 28, 2003, approximately 83% of total accounts receivable related to three customers that each accounted for 10% or more of Powerwave’s total revenue during the third quarter of 2003. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 16.    Supplier Concentrations

Certain of Powerwave’s products utilize components that are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its RF power amplifiers from single-source suppliers as well as finished RF amplifiers from single-source contract manufacturers. The inability to obtain single-sourced components or finished RF amplifiers in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Note 17.    Segments

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

	Three Months Ended		Nine Months Ended
RF Frequency Ranges	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
800-1000 MHz	$24,841	$64,619	$83,908	$195,375
1800-2000 MHz	28,039	13,011	51,697	69,853
2000+ MHz	10,278	13,670	31,216	43,525

Total sales	$63,158	$91,300	$166,821	$308,753

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Three Months Ended		Nine Months Ended
Geographic Area	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
North America	$29,495	$52,910	$84,368	$210,967
Asia	10,881	14,306	26,116	26,785
Europe and other international	22,782	24,084	56,337	71,001

Total sales	$63,158	$91,300	$166,821	$308,753

North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to China, South Korea and other locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $15.0 million and $38.9 million during the quarters ended September 28, 2003 and September 29, 2002, respectively. Sales to Canada were $44.7 million and $99.5 million during the nine months ended September 28, 2003 and September 29, 2002, respectively. Sales to Finland were $7.2 million and $13.4 million during the quarters ended September 28, 2003 and September 29, 2002, respectively. Sales to Finland were $27.5 million and $43.1 million during the nine months ended September 28, 2003 and September 29, 2002, respectively.

The majority of Powerwave’s assets are located in the United States, in the State of California. Total accounts receivable as of September 28, 2003 include 34% from customers based in Canada, 23% from customers based in France, 17% from customers based in the United States and 11% from customers based in Finland.

Note 18.    Related Party Transactions

During fiscal 2000, 2001 and until August 2002, the President and CEO of the Company, Bruce C. Edwards, was a member of the Board of Directors of Metawave Communications Corporation (“Metawave”), a supplier of “smart” antennas to the wireless communications market and a customer of the Company. Mr. Edwards resigned from his Board position with Metawave effective August 20, 2002. Powerwave had no sales to Metawave during the three and nine months ended September 28, 2003 and had no outstanding accounts receivable as of September 28, 2003 or December 29, 2002. During the three and nine months ended September 29, 2002, the Company had $0.6 million and $2.9 million in sales to Metawave, respectively.

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

Critical Accounting Policies

We prepare the condensed consolidated financial statements of Powerwave in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenue, expenses, assets and liabilities. The critical accounting policies which we believe are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivables, our liquidity and our future operating results. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues…”

Inventories

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

We also review the recoverability of the carrying value of identified intangibles and other long lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset would be deemed impaired and an impairment loss would be recognized to the extent the carrying value exceeded the estimated fair market value of the asset. As a result of the restructuring of our manufacturing operations to outsource the majority of our production to contract manufacturers, new product introductions that accelerated the timing of technology transitions, and the continued economic downturn which has significantly reduced demand in the wireless infrastructure industry, we determined that it was necessary to test the carrying value of certain long lived assets for impairment during the second quarter of fiscal 2003. Based on the forecasted undiscounted future net cash flows relating to these long lived assets, we concluded that the carrying value of certain assets, including excess equipment and specific product/technology and customer related intangibles, had been impaired. Therefore, we recorded approximately $6.3 million of non-cash impairment charges within cost of sales and operating expenses during the quarter ended June 29, 2003, based upon the character of the underlying assets. As a result of these impairment charges, the recorded value of the excess equipment was reduced to its estimated net realizable value at disposition and reclassified on the face of our condensed consolidated balance sheet as “assets held for sale” within other non-current assets pending actual disposal. See “Restructuring and Impairment Charges.” Also see “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change…; —Our success is tied to the growth of the wireless services communications market…; —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; —We rely upon a few customers for a majority of our revenues…; and —Our average sales prices have declined…”

Warranties

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

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on our consolidated financial statements. All restructuring charges recognized during the nine months ended September 28, 2003 have been recorded in accordance with the requirements of SFAS 146.

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

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements since we have not entered into any derivative or hedging transactions.

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

SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. We adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended September 28, 2003 and September 29, 2002:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 29, 2002	September 28, 2003	September 29, 2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9	85.1	98.2	82.5

Gross profit	10.1	14.9	1.8	17.5
Operating expenses:
Sales and marketing	5.0	2.2	5.2	2.9
Research and development	15.6	8.3	17.7	8.1
General and administrative	6.1	3.7	6.2	3.5
Restructuring and impairment charges	0.6	—	4.6	—

Total operating expenses	27.3	14.2	33.7	14.5

Operating income (loss)	(17.2)	0.7	(31.9)	3.0
Other income, net	1.0	0.9	1.2	0.7

Income (loss) before income taxes	(16.2)	1.6	(30.7)	3.7
Provision for (benefit from) income taxes	(7.2)	0.5	(11.8)	1.1

Net income (loss)	(9.0)%	1.1%	(18.9)%	2.6%

Restructuring and Impairment Charges

As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, we determined that it was necessary to test our previously recorded goodwill for impairment during the first quarter of fiscal 2003. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we reviewed the average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations compared to the accounting value of our underlying assets and liabilities, we concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million within operating expenses during the first quarter of fiscal 2003. We did not record any similar goodwill impairment charge during the nine months ended September 29, 2002.

During the second and third quarters of 2003, we accelerated the restructuring of our manufacturing operations to outsource the majority of our production to contract manufacturers located in Asia in an effort to further reduce our operating cost structure and enable us to be more competitive. In addition, we also accelerated the timing of technology transitions and new product introductions due to our transition to outsourced manufacturing and the continued economic downturn that has significantly impacted demand in the wireless infrastructure industry. As a result, we recorded approximately $9.9 million of restructuring and impairment charges during the second quarter ended June 29, 2003 and approximately $0.9 million of additional restructuring charges during the third quarter ended September 28, 2003. These charges included cash restructuring charges of approximately $4.5 million related primarily to severance payments made in connection with a reduction in our work force of approximately 550 employees. The remaining non-cash impairment charges of approximately $6.3 million related to a $3.2 million write-down of excess manufacturing and test equipment that is being held for sale and a $3.1 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that occurred during the quarter. These restructuring and impairment charges have been recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets.

Of the total $10.8 million restructuring and impairment charges recorded during the second and third quarters, approximately $8.1 million was recorded within cost of sales and approximately $2.7 million was recorded within operating expenses. We currently expect to incur additional restructuring charges in the range of $1.0 million to $2.0 million during the fourth quarter of fiscal year 2003 as we complete the execution of the remainder of our restructuring plan.

Three months ended September 28, 2003 and September 29, 2002

Net Sales

Our sales are derived primarily from the sale of RF power amplifiers for use in wireless communications networks. Sales decreased by 31% to $63.2 million, for the quarter ended September 28, 2003, from $91.3 million, for the quarter ended September 29, 2002. This reduction in demand was due to the significant economic downturn that has impacted the wireless communications industry and resulted in curtailed wireless infrastructure spending. For the quarter ended September 28, 2003, total sales of products for networks in the 800-1000 MHz range accounted for approximately 39% of sales, or $24.9 million, compared to approximately 71% of sales, or $64.6 million, for the quarter ended September 29, 2002. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 45% of sales, or $28.0 million, for the third quarter of fiscal 2003, compared to approximately 14% of sales, or $13.0 million, for the third quarter of fiscal 2002. For the quarter ended September 28, 2003, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 16% of sales, or $10.3 million, compared to 15% of sales, or $13.7 million for the quarter ended September 29, 2002.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products. Sales to customers in North America accounted for approximately 47% of sales, or $29.5 million, for the quarter ended September 28, 2003, compared to approximately 58% of sales, or $52.9 million, for the quarter ended September 29, 2002. Total international sales (excluding North American sales) accounted for approximately 53% of sales, or $33.7 million, for the third quarter of fiscal 2003, compared to approximately 42% of sales, or $38.4 million, for the third quarter of fiscal 2002. Total Asian sales accounted for approximately 17% of sales, or $10.9 million, for the quarter ended September 28, 2003, compared to 16% of sales, or $14.3 million, for the quarter ended September 29, 2002. Total European and other international sales accounted for approximately 36% of sales, or $22.8 million, for the third quarter of fiscal 2003, compared to 26%, or $24.1 million, for the third quarter of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues…; —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and —Our future success is dependent upon our ability to compete globally…”

For the quarter ended September 28, 2003, total sales to Nortel accounted for approximately 62% of sales and sales to Samsung and Nokia each accounted for 10% or more of sales for such quarter. For the quarter ended September 29, 2002, total sales to Nortel accounted for approximately 67% of sales and sales to Nokia accounted for 10% or more of sales for such quarter.

We cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. In addition, we believe that a significant portion of our business with original equipment manufacturers (“OEMs”), such as Ericsson, Lucent, Motorola, Nokia and Nortel, is dependent upon the deployment schedules of wireless network operators who are purchasing wireless infrastructure equipment from such OEMs and on such OEMs’ strategy concerning the outsourcing of RF power amplifiers. Reduced demand for our products negatively impacted our revenues and operating results during the second half of fiscal 2002 and continues to do so in fiscal 2003. If reductions in overall market demand continue to result in a significant reduction in the future demand for our products by our customers, our business, financial condition and results of operations will be negatively impacted. See “Additional Factors That May Affect Future Results—We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and —Our future success is dependent upon our ability to compete globally…”

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules for both North American and international deployments, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause OEMs to alter their outsourcing strategy concerning RF power amplifiers, which could cause such OEMs to reduce or eliminate their demand for external supplies of RF power amplifiers or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and OEM demand, we have experienced and expect to continue to experience significant fluctuations in demand from our OEM and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating income, which has harmed and may continue to harm our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues…; —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and —Our future success is dependent upon our ability to compete globally…”

Cost of Sales and Gross Profit

Our cost of goods sold includes both variable and fixed cost components and consist primarily of materials, assembly and test labor, overhead which includes equipment and facility depreciation, transportation costs and warranty costs. One of the goals of our on-going restructuring efforts has been to reduce the fixed portion of our cost structure while providing us with increased operating flexibility. Major components of our remaining fixed cost structure include test equipment and facility depreciation, manufacturing supervision expenses, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, our actual overhead costs per unit increase as production volumes decline since we have fewer units against which to absorb these overhead costs. Conversely, our actual overhead costs per unit decrease as production volumes increase since we have more units against which to absorb our overhead costs. As a result, our per unit cost and associated cost of sales generally increase as revenue and production volumes decline, resulting in lower gross profit per unit/revenue dollar, and our per unit cost and associated cost of sales generally decrease as revenue and production volumes increase, resulting in higher gross profit per unit/revenue dollar.

Our gross profit margins for the third quarter of fiscal 2003 and fiscal 2002 were 10.1% and 14.9%, respectively. The reduction in our gross profit margins during the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 was due to several factors, including approximately $0.5 million of restructuring charges related to severance costs included in cost of sales for the third quarter of 2003. Additionally, the third quarter of 2003 was impacted by the continued reduction in demand for wireless infrastructure which resulted in lower revenue and lower absorption of our manufacturing overhead expenses and increased labor costs when viewed as a percentage of revenues. We expect that our gross margins will continue to be negatively impacted during the fourth quarter of fiscal 2003 by additional restructuring charges related to further work force reductions and warehouse closing costs as we execute the remainder of our restructuring plan. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues; —We have experienced, and will continue to experience, significant results in sales and operating results from quarter to quarter…; and —Our reliance on contract manufacturers to produce our products exposes us to increased risks” Also see “Restructuring and Impairment Charges.”

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely effect our business, financial condition and results of operations. See “Additional Factors That May Affect Future Results—The wireless communications infrastructure equipment industry is extremely competitive…”

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our recent moves to outsource a higher percentage of our production to contract manufacturers in order to reduce our cost structure. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Future Results—Our average sales prices have declined…; and —Our reliance on contract manufacturers to produce our products exposes us to increased risks…”

Operating Expenses

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by 51% to $3.1 million for the quarter ended September 28, 2003, from $2.1 million for the quarter ended September 29, 2002. As a percentage of sales, sales and marketing expenses were 5.0% and 2.2% for the third fiscal quarters ended 2003 and 2002, respectively. The increase in the amount of our sales and marketing expenses was primarily attributable to an increase in demonstration units being provided to customers as well as increased personnel costs during the third quarter of fiscal 2003.

Research and development expenses consist primarily of ongoing RF power amplifier design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing RF power amplifiers. Current programs include cellular, PCS and next generation 2.5G and 3G products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments, hiring patterns and the depreciation of capital equipment. Research and development expenses increased by 30% to $9.8 million for the quarter ended September 28, 2003, from $7.6 million for the quarter ended September 29, 2002. As a percentage of sales, research and development expenses were 15.6% and 8.3% for the third fiscal quarters ended 2003 and 2002, respectively. The increase in research and development expenses was primarily attributable to material and personnel costs associated with prototype and pre-production product development builds and other product development activities during the third quarter of fiscal 2003.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities maintenance and human resources. General and administrative expenses increased by 16% to $3.9 million for the quarter ended September 28, 2003, from $3.3 million for the quarter ended September 29, 2002. As a percentage of sales, general and administrative expenses were 6.1% and 3.7% for the third fiscal quarters ended 2003 and 2002, respectively. The increase in the amount of our general and administrative expenses was primarily attributable to higher professional fees during the third quarter of fiscal 2003 and the reallocation of certain facility costs as a result of the outsourcing of the majority of our manufacturing activities.

Restructuring charges amounted to $0.4 million for the third fiscal quarter of 2003 compared to no such charges during the third fiscal quarter of 2002. These charges related primarily to severance payments in connection with a reduction to our work force. See “Restructuring and Impairment Charges.”

Other Income

Other income consists primarily of interest income, net of any interest expense. Other income decreased slightly to $0.6 million for the quarter ended September 28, 2003, from $0.8 million during the quarter ended September 29, 2002. The decrease in other income was primarily due to lower short-term interest rates on our cash investments and interest expense related to the issuance of our 1.25% $130 million convertible subordinated notes during the third quarter of 2003, which was partially offset by the additional interest income earned on our increased cash balances.

Provision (Benefit) for Income Taxes

We recorded a tax benefit at a rate of 44.5% during the quarter ended September 28, 2003 as compared to a tax provision of 30.0% for the quarter ended September 29, 2002. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations. The increase in our tax rate during the quarter was primarily due to a true-up in our year-to-date tax rate to 38.5% resulting from the impact of higher net operating losses.

Net Income (Loss)

The net loss for the quarter ended September 28, 2003 was $5.7 compared to net income of $1.0 million for the quarter ended September 29, 2002. The net loss for the third quarter of 2003 was primarily due to the decline in revenues combined with lower gross profit margins resulting in an operating loss as compared to the prior year period.

Nine months ended September 28, 2003 and September 29, 2002

Net Sales

Sales decreased by 46% to $166.8 million, for the nine months ended September 28, 2003, from $308.8 million, for the nine months ended September 29, 2002. This reduction in demand was due to the significant economic downturn that has impacted the wireless communications industry and resulted in curtailed wireless infrastructure spending. We have experienced lower demand across all of our products in both the OEM and direct network operator markets. For the nine months ended September 28, 2003, total sales of products for networks in the 800-1000 MHz range accounted for approximately 50% of sales, or $83.9 million, compared to approximately 63% of sales, or $195.4 million, for the nine months ended September 29, 2002. Sales of products for networks in the 1800-2000 MHz range accounted for approximately 31% of sales, or $51.7 million, for the first nine months of fiscal 2003, compared to approximately 23% of sales, or $69.9 million, for the first nine months of fiscal 2002. For the nine months ended September 28, 2003, sales of products for use in networks over 2000 MHz, which largely consist of 3G products, accounted for approximately 19% of sales, or $31.2 million, compared to 14% of sales, or $43.5 million for the nine months ended September 29, 2002.

Sales to customers in North America accounted for approximately 51% of sales, or $84.4 million, for the nine months ended September 28, 2003, compared to approximately 68% of sales, or $211.0 million, for the nine months ended September 29, 2002. Total international sales (excluding North American sales) accounted for approximately 49% of sales, or $82.4 million, for the first nine months of fiscal 2003, compared to approximately 32% of sales, or $97.8 million, for the first nine months of fiscal 2002. Total Asian sales accounted for approximately 15% of sales, or $26.1 million, for the nine months ended September 28, 2003, compared to 9% of sales, or $26.8 million, for the nine months ended September 29, 2002. Total European and other international sales accounted for approximately 34% of sales, or $56.3 million, for the first nine months of fiscal 2003, compared to 23%, or $71.0 million, for the first nine months of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues…; —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and —Our future success is dependent upon our ability to compete globally…”

For the nine months ended September 28, 2003, total sales to Nortel accounted for approximately 57% of sales and sales to Nokia accounted for 10% or more of sales for such period. For the nine months ended September 29, 2002, total sales to Nortel accounted for approximately 48% of sales and sales to Cingular Wireless and Nokia each accounted for 10% or more of sales for such period.

Cost of Sales and Gross Profit

Gross profit margins for the first nine months of fiscal 2003 and fiscal 2002 were 1.8% and 17.5%, respectively. The reduction in our gross profit margins during the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 is due to the significant reduction in demand which resulted in lower revenue and higher cost of sales as a percentage of revenue due to lower absorption of our manufacturing overhead expenses and increased labor costs. In addition, approximately $8.1 million of restructuring and impairment charges were recorded as a result of the outsourcing of our manufacturing operations, new product introductions that accelerated the timing of technology transitions and the continued economic downturn that has significantly reduced demand in the wireless infrastructure industry. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues; —We have experienced, and will continue to experience, significant results in sales and operating results from quarter to quarter…; and —Our reliance on contract manufacturers to produce our products exposes us to increased risks” Also see “Restructuring and Impairment Charges.”

Operating Expenses

Sales and marketing expenses decreased by 4% to $8.6 million for the nine months ended September 28, 2003, from $9.0 million for the nine months ended September 29, 2002. As a percentage of sales, sales and marketing expenses were 5.2% and 2.9% for the first nine months ended 2003 and 2002, respectively. The decrease in actual sales and marketing expenses was primarily attributable to lower sales commissions related to the reduction in our revenues during the first nine months of fiscal 2003.

Research and development expenses increased by 19% to $29.6 million for the nine months ended September 28, 2003, from $24.9 million for the nine months ended September 29, 2002. As a percentage of sales, research and development expenses were 17.7% and 8.1% for the first nine months ended 2003 and 2002, respectively. The increase in research and development expenses was primarily attributable to material and personnel costs associated with prototype and pre-production product development builds and other product development activities during the first nine months of fiscal 2003.

General and administrative expenses decreased slightly to $10.4 million for the nine months ended September 28, 2003, compared to $10.7 million for the nine months ended September 29, 2002. As a percentage of sales, general and administrative expenses were 6.2% and 3.5% for the first nine months ended 2003 and 2002, respectively.

Restructuring and impairment charges amounted to $7.6 million for the first nine months of 2003 compared to no such charges during the first nine months of 2002. For the first nine months, these charges include $4.9 million of goodwill impairment charges, $1.8 million of impairment charges related to the write-down of excess equipment and certain customer related intangibles and $0.9 million of restructuring related to reductions in our work force. See “Restructuring and Impairment Charges.”

Other Income

Other income decreased slightly to $2.0 million for the nine months ended September 28, 2003, from $2.2 million during the nine months ended September 29, 2002. The decrease in other income was primarily due to lower short-term interest rates on our cash investments and interest expense related to the issuance of our 1.25% $130 million convertible subordinated notes during the third quarter of 2003, which was partially offset by the additional interest income earned on our increased cash balances.

Provision (Benefit) for Income Taxes

We recorded a tax benefit at a rate of 38.5% during the nine months ended September 28, 2003 as compared to a tax provision of 30.0% for the nine months ended September 29, 2002. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations. The increase in our tax rate was primarily due to the availability of additional net operating loss carry-forwards.

Net Income (Loss)

Our net loss increased to $31.5 million for the nine months ended September 29, 2003 compared to net income of $8.1 million during the nine months ended September 29, 2002. The increase in our net loss is primarily due to the decline in revenues and the resulting lower gross profit, the increase in our operating expenses and the restructuring and impairment charges recorded during the nine-month period.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of September 28, 2003, we had working capital of $283.9 million, including $253.5 million in cash and cash equivalents, as compared to working capital of $218.5 million at December 29, 2002, which included $162.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the nine months ended September 28, 2003 and September 29, 2002:

	Nine Months Ended (in thousands)
	September 28, 2003	September 29, 2002
Net cash provided by (used in):
Operating activities	$77	$35,880
Investing activities, including acquisitions	(11,842)	(4,132)
Financing activities	102,785	3,144

Net increase in cash and cash equivalents	$91,020	$34,892

Net cash provided by operations in the first nine months of fiscal 2003 decreased by $35.8 million as compared to the first nine months of fiscal 2002. This decrease was due to several factors, the majority of which was related to our significantly lower revenues and operating loss, including our cash outlays associated with our restructuring charges. During the nine months ended September 28, 2003, our net accounts receivable decreased to $46.3 million from $53.3 million at December 29, 2002, consistent with our lower sales volume during the third quarter of fiscal 2003 as compared to fourth quarter of fiscal 2002. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues…” Our net inventories decreased to $21.0 million during the nine months ended September 28, 2003, from $29.9 million at December 29, 2002. During the nine months ended September 28, 2003, our accounts payable increased to $33.0 million from $26.8 million at December 29, 2002, primarily as a result of our move to outsourced manufacturing.

Net cash used in investing activities reflects our acquisitions and capital spending. The increase in net cash used in investing activities for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002 was primarily attributable to the acquisition of certain assets and liabilities of Ericsson that was completed in the third quarter of fiscal 2003. Total capital expenditures during the first nine months of fiscal 2003 and 2002 were approximately $2.3 million and $4.2 million, respectively. The majority of the capital spending during the first nine months of fiscal 2003 and 2002 was for computer hardware and test equipment utilized in our manufacturing and research and development areas. For the remainder of fiscal 2003, we currently anticipate our capital spending to be in the range of $1.0 million to $2.0 million, and we plan to fund these expenditures from our existing cash balances.

The increase in net cash provided by financing activities in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002 resulted from our issuance of $130 million in 1.25% convertible subordinated notes during the third quarter of 2003, of which $25 million was used to simultaneously repurchase our Common Stock.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant further decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. During the first nine months of fiscal 2003, several major OEMs have made announcements that they were lowering their expectations for wireless infrastructure demand for 2003 due to lower than anticipated capital spending plans by major wireless network operators. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. See “Additional Factors That May Affect Future Results—We rely upon a few customers for significant amount of our revenues…; —The wireless communications infrastructure equipment industry is extremely competitive…; —Our average sales prices have declined…; —Our success is tied to the growth of the wireless services communications market…; and —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…”

Financing Activities

On July 18, 2003, we completed a private placement for $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due 2008 and raised approximately $101.0 million in net proceeds after the deduction of debt issuance costs and the repurchase of $25 million of our Common Stock (3,144,654 shares). The notes require semi-annual interest payments on January 15 and July 15 and the $130 million principal balance is due on July 15, 2008. The notes are convertible into common shares of Powerwave at the conversion price of $10.49 per share. This represents a conversion rate of approximately 95.3289 shares of Common Stock per $1,000 principal amount of notes. We currently expect to use the net proceeds for general corporate purposes and possible future acquisitions. See “Note 7. Financing Arrangements and Long-Term Debt” in our condensed consolidated financial statements under Part I, Item 1, “Financial Statements” included herein.

We reinstated our $20 million revolving credit agreement with Comerica Bank-California on September 15, 2003. This credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20 million (the “Revolving Commitment Amount”). We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount, payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.00% at September 28, 2003) or the bank’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At September 28, 2003, we were in full compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20 million of the Revolving Commitment Amount was available to us as of September 28, 2003. The revolving credit facility expires on May 31, 2004.

In the past, we have occasionally utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may continue to do so selectively in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependent upon our credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. See “Additional Factors That May Affect Future Results—We rely upon a few customers for a majority of our revenues…; —The wireless communications infrastructure equipment industry is extremely competitive…; —Our average sales prices have declined…; —Our success is tied to the growth of the wireless services communications market…; —We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter…; and —We may need additional capital in the future…”

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At September 28, 2003, we had $130 million of 1.25% convertible subordinated notes due July 2008 outstanding. The notes are convertible into our Common Stock at the option of the holder at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25%, payable semi-annually on January 15 and July 15. See “Note 7. Financing Arrangements and Long-Term Debt” in our condensed consolidated financial statements under Part I, Item 1, “Financial Statements” included herein for additional information.

Capital Lease Obligations

We do not currently have any outstanding capital lease obligations. Such obligations, if any, would be included under debt and recorded on our condensed consolidated balance sheets.

Operating Lease Obligations

We have various operating leases covering facilities in Santa Ana and El Dorado Hills, California, Bristol, United Kingdom, and various sales offices throughout the world. We also have some minor operating leases relating to equipment rentals that amount to less than $0.05 million per quarter.

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

Guarantees Under Letters of Credit

We have issued standby letters of credit from time to time as a security for certain liabilities. At September 28, 2003, total outstanding letters of credit approximated $0.6 million and are related to contingent liabilities under our workers compensation insurance policies in the United States.

As of September 28, 2003, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Amounts Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$1,612	$3,250	$133,250	$—	$138,112
Capital lease obligations	—	—	—		—
Operating lease obligations	1,470	2,419	846	530	5,265
Purchase commitments with contract manufacturers	31,590	—	—	—	31,590
Other purchase commitments	4,773	—	—	—	4,773
Guarantees under letters of credit	—	—	—	—	—

Total contractual obligations and commercial commitments	$39,445	$5,669	$134,096	$530	$179,740

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

During the nine months ended September 28, 2003, we granted options to purchase a total of 342,800 shares of Common Stock to employees. After deducting 1,506,442 shares for options forfeited, the result was net option forfeitures of 1,163,642. Net option forfeitures during the nine-month period represented 1.8% of our total outstanding common shares of 63,123,977 as of September 28, 2003. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Nine Months Ended September 28, 2003	Fiscal Year Ended December 29, 2002	Fiscal Year Ended December 30, 2001
Net grants (forfeitures) during the period as a % of total outstanding common shares	(1.8)%	3.1%	1.6%
Grants to executive officers during the period as a % of total options granted during the period	0.0%	19.0%	19.6%
Grants to executive officers during the period as a % of total outstanding common shares	0.0%	0.9%	0.7%
Cumulative options held by executive officers as a % of total options outstanding	14.8%	19.5%	17.6%

At September 28, 2003, a total of 2,790,930 options were available for grant under all of our option plans and a total of 268,548 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 12. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Item 8, “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 29, 2002 for additional information regarding the 1995 Stock Option Plan. The following table summarizes activity under all of our stock option plans for the nine months ended September 28 2003:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	9,598,722	$0.82 - $73.56	$14.40	4,544,883	$15.61
Granted	342,800	$3.12 - $10.04	$6.76
Exercised	(179,024)	$1.33 - $ 6.52	$3.39
Canceled	(1,506,442)	$4.58 - $73.56	$22.74

Balance at September 28, 2003	8,256,056	$0.82 - $67.08	$12.80	4,659,414	$13.61

There were no grants of options to any of our executive officers or directors during the nine months ended September 28, 2003.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of September 28, 2003. For purposes of this table, in-the-money stock options are those options with an exercise price less than $6.40 per share, the closing price of Powerwave Common Stock on September 26, 2003, the last trading day of the third fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $6.40 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	1,904,796	$4.11	1,546,295	$5.32	3,451,091
Out-of-the-Money	2,754,618	$20.18	2,050,347	$16.61	4,804,965

Total Options Outstanding	4,659,414	$13.61	3,596,642	$11.76	8,256,056

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the nine months ended September 28, 2003, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of September 28, 2003. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 28, 2003		Value of Unexercised In-the-Money Options at September 28, 2003(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	108,332	291,668	$107,249	$288,751
Ronald J. Buschur	—	$—	252,083	247,917	$26,812	$72,188
Kevin T. Michaels	—	$—	238,728	81,772	$318,496	$54,141

(1)

In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $6.40, the Company’s closing Common Stock price reported by Nasdaq on September 26, 2003, the last trading day of the fiscal quarter.

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of September 28, 2003, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	8,256,056	$12.80	2,790,930
Not Approved by shareholders	—	—	—

Total	8,256,056	$12.80	2,790,930

Disclosure About Foreign Currency Risk

We have various types of operations in several foreign locations including Finland, France, the United Kingdom, Singapore and the People’s Republic of China (“China”). These operations incur expenses in foreign currencies and certain locations have the ability to generate local currency revenue. These expenses and revenues expose us to foreign currency transactions and result in gains and losses from such transactions. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 49% of our net sales for the first nine months of fiscal 2003, 33% of our fiscal 2002 net sales and 41% of our fiscal 2001 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe, Asia and South America, where there has been instability in several of the regions’ currencies. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Although we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell products or services in the local currency of such customers. In fiscal 2003, we began to sell products to customers in China in their local foreign currency and receive payments in such local foreign currency. If we sell products or services in a foreign currency, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

Several of the international markets in which we sell our products have experienced significant weaknesses in their currencies, banking systems and equity markets in the last few years. Such weaknesses could negatively impact demand for wireless services and thereby reduce demand for our products. Such a reduction in demand for our products could have a negative impact on our future sales and gross margins. Our foreign customers generally pay for our products with U.S. Dollars. The past strengthening of the U.S. Dollar as compared to the Brazilian Real or the South Korean Won effectively increased the cost of our products by as much as 100% or more for our Brazilian and South Korean customers. Such a significant increase in the equivalent local currency cost of such products makes them less attractive to such customers. Accordingly, changes in exchange rates, and in particular a strengthening of the U.S. Dollar, may negatively affect our future sales and gross margins. See “Additional Factors That May Affect Future Results—Our future success is dependent upon our ability to compete globally…”

Disclosure About Terrorist Risk

We did not experience any direct impact from the September 11, 2001 terrorist attacks on the United States other than minor delays in certain material shipments due to disruptions in the air transportation system. These delays did not have a material impact on us. We are unable to estimate or predict what impact future terrorist attacks will have on us, our customers, our suppliers and the market demand for our products. Any production delays or shutdowns, reduction in demand or loss of customers due to terrorist attacks could have a material adverse effect on our business, financial condition, results of operations and future sales.

Additional Factors That May Affect Our Future Results

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the fiscal quarter ended September 28, 2003, our largest customer, Nortel, accounted for approximately 62% of our net sales, or $39.0 million. For fiscal 2002, Nortel accounted for approximately 49% of our revenues. For the third quarter ended September 28, 2003, Nokia and Samsung each accounted for 10% or more of our net sales. The majority of our product sales are to original equipment manufacturers of wireless base station equipment. Our future success is dependent upon the continued purchases of our products by such manufacturers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one customer could significantly reduce demand for our products;

•	we could experience direct competition from our customers should they decide to manufacture or increase their current level of radio frequency power amplifier manufacturing;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	each of our customers have significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules; and

•

our concentration of accounts receivable credit risk could have a material adverse affect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

We have a history of significant reductions in demand which demonstrates the risks related to our customer and industry concentration levels. During 2001, we experienced an overall reduction in revenue of $147.1 million from our 2000 revenue levels, $80.0 million of which related to a single customer, Nortel, as a result of an industry-wide reduction in demand during fiscal year 2001. During 1998, we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis. In addition, many of our customers, including Nortel, provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us. It is therefore difficult for us to predict our future sales.

We have experienced significant reductions in demand for our products from both original equipment manufacturers and network operator customers, and if this continues, our operating results will continue to be adversely impacted.

During 2002 and the first nine months of fiscal 2003, a number of major original equipment manufacturers made announcements lowering their expectations for total wireless infrastructure demand for fiscal 2003 due to lower than anticipated capital spending plans by major wireless network operators. As a result, we have experienced decreased revenues during the first nine months of fiscal 2003. If these forecasted reductions in overall market demand continue to result in significant reductions in future demand for our products, our revenues will be flat or down and our results of operations will continue to be negatively impacted.

In addition, we have experienced significant reductions in network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in continued reduced demand for our products which will have a material adverse effect on our business.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	our customers have no obligation to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs; and

•	discounts given to certain customers for large volume purchases.

We have regularly generated a large percentage of our revenues in the last month of a quarter. Since we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which they ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our revenues and results of operations.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our results of operations. Despite these factors, we, along with our contract manufacturers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than the forecasted amounts or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, there may not be enough inventory or manufacturing capacity to fill their orders.

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

Wireless service providers are placing increasing price pressure on wireless infrastructure manufacturers, which in turn, has resulted in downward pricing pressure on our products with certain competitors aggressively reducing prices in an effort to increase their market share. The average sales price for our products have declined by between 5% and 24% from 2002 to 2003. Fierce competition among our competitors has also contributed to the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or product improvements, our gross margins will continue to decline.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Our revenues come primarily from the sale of radio frequency power amplifiers for wireless communications networks. Our future success depends upon the continued growth and increased availability of wireless communications services. Wireless communications services may not grow and create demand for our products, as we have experienced during the first nine months of 2003. During this period, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks has had a negative impact on our operating results during the first nine months of 2003. If wireless network operators continue to delay or maintain reduced levels of capital spending our operating results will continue to be negatively impacted.

Many of our wireless infrastructure manufacturer customers have internal radio frequency power amplifier production and/or design capabilities and thereby effectively compete against us. If these manufacturers begin offering their own radio frequency power amplifiers, demand for our products would be reduced and our business, results of operations and financial condition would be adversely affected.

Many of our customers internally design and/or manufacture their own radio frequency power amplifiers. Many of our customers also continuously evaluate whether to manufacture their own radio frequency power amplifiers or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design radio frequency power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. In the event that our customers manufacture or design their own radio frequency power amplifiers, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell radio frequency power amplifiers externally to other manufacturers, thereby competing directly with us. If, for any reason, our customers decide to produce their radio frequency power amplifiers internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

We are in the process of outsourcing manufacturing of the majority of our products to contract manufacturers and we are subject to various risks associated with this transition.

In the second quarter of 2003, we announced that we were accelerating our efforts to outsource the majority of our production to contract manufacturers in Asia in order to further reduce our operating cost structure. Our ability to successfully transition and outsource the majority of production of our products to contract manufacturers depends upon numerous factors, which include our ability to:

•	maintain positive employee relations with our remaining U.S. workforce;

•	maintain pricing leverage with our existing supplier base;

•	develop additional suppliers to support our offshore contract manufacturers;

•	design products which our contract manufacturers can effectively manufacture and timely resolve any quality issues;

•	provide our offshore contract manufacturers with product volumes that are stable and sufficient enough to achieve adequate cost savings;

•	obtain customer acceptance and qualification of the products that are manufactured by our offshore contract manufacturers within a reasonable time frame;

•	develop efficient and cost effective methods to transport products produced offshore to our customers;

•	manage, motivate and retain “impacted” employees during the transition; and

•	minimize the risk of product damage or loss in transport from Asia to our customers’ locations.

As a result of outsourcing the majority of our production to contract manufacturers, the cost, quality, performance and availability of our offshore contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines in Asia at contract manufacturers, or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

Our reliance on contract manufacturers to produce our products exposes us to increased risks of excess inventory or inventory carrying costs.

If our contract manufacturers are unable to timely respond to changes in customer demand, we may be unable to produce enough product to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements for planning purposes pursuant to our agreements with our contract manufacturers, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from other suppliers and subcontractors that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material.

With the use of contract manufacturers, our ability to directly control the use of all inventory is reduced since we do not have full operating control over our contract manufacturers. If we are unable to accurately forecast demand for our contract manufacturers and manage the costs associated with our contract manufacturers, we may be required to pay inventory carrying costs or purchase excess inventory from our contract manufacturers. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, the result would be a negative impact on our operating results and liquidity.

Our reliance on contract manufacturers in Asia exposes us to additional product transportation risks which can impact the timely delivery of our products.

If we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, truck drivers, airline pilots and other transportation industry workers, our transportation costs could increase due to the utilization of alternative transportation methods or our delivery of products could be adversely delayed. Any prolonged work slowdowns or future lockouts similar to the one experienced in fiscal 2002 on the West Coast of the United States could cause our transportation costs or transit times to significantly increase due to an increased demand for air transportation of cargo. In addition, our products built in Asia for export to other countries require air or ocean transport. These transportation costs would escalate if there were a shortage of air or ocean cargo space. Any significant increase in transportation costs would cause an increase in our expenses and negatively impact our results of operations.

We depend on single sources or limited sources for key components and products, which exposes us to risks related to product shortages or delays, all of which could increase the cost of our products thereby reducing our operating profits.

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, also purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-sourced and limited-sourced components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-sourced or limited-sourced components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “retune” our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our results of operations.

Our reliance on single or limited sources for components exposes us to potential product quality issues.

Our reliance on certain single-sourced and limited-sourced components and products exposes us and our contract manufacturers to quality control risks if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in a single-sourced or limited-sourced component or product could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or effectively retune or redesign our products, we could lose customer orders or incur additional costs, which would have a material adverse effect on our results of operations.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, frequent new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. If we are unable to compete effectively, our business, results of operations and financial condition would be adversely affected.

Our products compete on the basis of the following characteristics:

•	performance;

•	functionality;

•	reliability;

•	pricing;

•	quality;

•	designs that can be efficiently manufactured in large volumes;

•	time-to-market delivery capabilities; and

•	compliance with industry standards.

If we fail to address the above factors, there could be a material adverse effect on our business, results of operations and financial condition.

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and Remec, Inc., in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal radio frequency power amplifier manufacturing operations and radio frequency amplifier design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the radio frequency power amplifier market, our revenues will decline, which would negatively impact our results of operations.

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

To develop new products, we invest in the research and development of radio frequency power amplifiers for wireless communications networks. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for new generation networks, as well as development projects for products requested by our customers and improvements to our existing products. The deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. Our research and development efforts are generally funded internally and our customers do not normally pay for our research and development efforts. These costs are expensed as incurred. Therefore, if our efforts are not successful at creating or improving products that are purchased by our customers, there will be a negative impact on our operating results due to high research and development expenses.

We may fail to develop products that are sufficiently manufacturable, which could negatively impact our ability to sell our products.

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to tune these products to meet specifications in an efficient manner. In this regard, we depend on our staff of trained technicians and those of our contract manufacturers. If we cannot design our products to minimize the manual tuning process or if we or our contract manufacturers lose a number of trained technicians, or are unable to attract additional trained technicians, we may be unable to manufacture our products in a cost effective manner.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products.

We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols or if we fail to adequately improve product quality and meet the quality standards of our customers, or our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business, which would negatively impact our results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality radio frequency power amplifiers and have stringent quality control standards.

If we are unable to hire and retain highly qualified technical and managerial personnel, we may not be able to sustain or grow our business.

Competition for personnel, particularly qualified engineers, is intense, and the loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, results of operations and financial condition. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may also have a material adverse effect on our business.

We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are employed on an at-will basis and do not have non-compete agreements. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. The unauthorized use of our proprietary technology and processes by a competitor would diminish or eliminate our competitive or technological advantages and result in reduced revenues.

Our future success is dependent upon our ability to compete globally and manage our multinational operations and business relationships.

There are many risks that impact our international business and multinational operations, including the following:

•	compliance with multiple and potentially conflicting regulations, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections;

•	difficulties in staffing and managing foreign operations;

•	longer accounts receivable collection cycles;

•	currency fluctuations and resulting losses on currency translations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers;

•	overlapping or differing tax structures;

•	cultural and language differences; and

•	political or civil turmoil.

For the third fiscal quarter of 2003 and all of fiscal years 2002, 2001 and 2000, international revenues (excluding North American sales) accounted for approximately 53%, 33%, 41% and 21% of our net sales, respectively. We currently expect that international revenues will continue to account for a significant percentage of our revenues in the foreseeable future. Any failure on our part to manage these multinational business risks effectively would seriously reduce our competitiveness in the wireless infrastructure marketplace.

Future acquisitions or strategic alliances may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities and in the future, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions subject us to numerous risks, including the following:

•	difficulty integrating the operations, technology and personnel of the acquired company;

•	inability to retain key technical and managerial personnel from the acquired company;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management’s attention from other business concerns;

•	our relationships with existing suppliers or customers could be adversely affected;

•

our due diligence process may fail to identify significant issues, including issues with respect to product quality, product architecture, legal and financial contingencies, and product development; and

•	we may be required to sustain significant exit charges if products acquired in business combinations are unsuccessful.

If we are unable to effectively manage these risks as part of any acquisition or joint venture, our business would be adversely affected.

There are significant risks related to the expansion of our manufacturing operations in Asia.

As part of our strategy, we have outsourced the majority of our manufacturing operations to contract manufacturers in China, Singapore and Thailand to reduce our production costs. This subjects us to the risks of doing business in these countries. The Chinese legal system is relatively new and lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the

Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments for the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable. Utilizing contract manufacturers and suppliers throughout the Asia region exposes our operations to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States.

The sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months, which could cause delays in forecasted sales and cause us to incur substantial expenses before we record any associated revenues.

Our customers normally conduct a significant technical evaluation and qualification of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from both our customers and us in order to ensure that our product designs are fully qualified to perform as required. The qualification and evaluation process, as well as customer field trials, may take longer than initially forecasted, thereby delaying the shipment of sales forecasted for a specific customer for a particular quarter and causing our operating results for the quarter to be less than originally forecasted. Such a sales shortfall would reduce our profitability and negatively impact our results of operations.

Protection of our intellectual property is limited.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 27 U.S. patents and 4 foreign patents, and we have filed applications for over 25 additional U.S. patents and over 50 additional foreign patents.

The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives could have a material adverse effect on our business, results of operations and financial condition. We do not have non-compete agreements with our employees who are employed on an at-will basis. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. If we are not successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor, our competitive advantage may be significantly reduced which would result in reduced revenues.

We are at risk of third-party claims of infringement that could harm our competitive position.

As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we may face infringement claims. Such claims, whether or not valid, could result in substantial costs and diversion of our resources. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products, which would adversely affect our customer relationships and negatively impact our revenues.

The communications industry is heavily regulated. We must obtain regulatory approvals to manufacture and sell our products, and our customers must obtain approvals to operate our products. Any failure or delay by us or any of our customers to obtain such approvals could negatively impact our ability to sell our products.

Various governmental agencies have adopted regulations that impose stringent radio frequency emissions standards on the communications industry. Future regulations may require that we alter the manner in which radio signals are transmitted or otherwise alter the equipment transmitting such signals. The enactment by governments of new laws or regulations or a change in the interpretation of existing regulations could negatively impact the market for our products.

The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this type of governmental approval process have caused, and may continue to cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These types of unanticipated delays would result in delayed or cancelled customer orders.

Our Common Stock price has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our stock at or above the price paid for such shares.

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended September 28, 2003, the price of our Common Stock ranged from a high of $21.30 to a low of $2.62. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations of future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations or new products by us or our competitors; and

•	changes in the wireless industry.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

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

We may need additional capital in the future and such additional financing may not be available at favorable terms.

We may need to raise additional funds through public or private debt or equity financings in order to:

•	take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies;

•	develop new products or services;

•	repay outstanding indebtedness; or

•	respond to unanticipated competitive pressures.

Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

Insurance costs continue to rise and coverages are becoming increasingly restrictive due to worldwide terrorist activity and accounting irregularities. It is becoming progressively difficult to secure adequate policy limits to manage risk in a cost effective manner.

We purchase insurance to cover a wide variety of potential risks and liabilities. In the current worldwide insurance market, premiums are rising rapidly while coverage is becoming increasingly restrictive. Our total cost of insurance increased by more than 44% during fiscal 2002 and is expected to further increase in fiscal 2003. It is also possible that certain coverages may no longer be available or may only be available at prices that are prohibitively expensive. If we are unable to maintain our insurance coverages at their historical levels and at a reasonable cost, or if we are forced to bear an increased portion of the risks that we have traditionally insured, our results of operations and financial condition could be adversely affected due to increased insurance costs and potential losses arising from reduced coverages.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruptions by man made problems such as computer viruses or terrorism.

Our corporate headquarters and our in-house manufacturing facilities, as well as the majority of our research and development operations, are located in the State of California in regions known for seismic activity. In addition, we have outsourced a majority of our manufacturing to contract manufacturers in Asia, another region known for seismic activity. A significant natural disaster, such as an earthquake in either of these regions, could have a material adverse effect on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and short-term debt. At September 28, 2003, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and have concluded that none of our exposures in these areas are material to fair values, cash flows or earnings. We regularly review these risks to determine if we should enter into active strategies such as hedging to help manage our expenses. However, at the present time, we do not believe such active strategies are necessary and, therefore, do not have any hedging programs in place and are not trading in any financial or derivative instruments.

Foreign Currency Risk

Our international sales expose us to foreign currency risk in the ordinary course of our business. Currently, we do not enter into derivative financial instruments. Aside from the net operating costs of our foreign operations in France, Finland, Singapore and the United Kingdom, initial direct network operator sales in Europe and our local revenues and operating costs of our foreign operations in China, we have not to date been required to transact any significant portion of our business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at September 28, 2003. However, we currently anticipate that a greater percentage of our sales will be made in foreign currencies as we begin selling additional products to certain customers in their local foreign currency during fiscal 2003. This, in turn, will increase our direct foreign currency exposure in the future. See “Disclosure About Foreign Currency Risk” and “Additional Factors That May Affect Future Results—Our future success is dependent upon our ability to compete globally…” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Interest Rate Risk

As of September 28, 2003, had approximately $130 million of convertible subordinated notes due 2008 at a fixed annual interest rate of 1.25%. We also have a short-term investment portfolio of approximately $250 million with maturities of three months or less. These cash equivalents exposed us to interest rate risk as short-term investment rates fell to historical lows during the first nine months of fiscal 2003. This has contributed to a significant reduction in interest income from our cash investments. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to material fluctuations in principal and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

Commodity Price Risk

Our contract manufacturers require significant quantities of RF transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may not be able to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s periodic SEC filings.

There has been no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 18, 2003, we consummated a private placement of $130 million aggregate principal amount of convertible subordinated notes. The notes are due on July 15, 2008, have a 1.25% interest rate and are not callable for the first four years. The holders of the notes may at any time prior to the close of business on July 15, 2008 convert any outstanding notes into shares of our Common Stock at an initial conversion price per share of $10.49. This represents a conversion rate of approximately 95.3289 shares per $1,000 principal amount of the notes, or an aggregate amount of 12,392,757 shares of Common Stock. The conversion price is, however, subject to adjustment as described in the indenture governing the notes. A holder of notes may convert notes only in denominations of $1,000 and multiples of $1,000.

The notes were initially sold to Deutsche Bank Securities Inc. and then immediately resold to qualified institutional buyers, as defined in Rule 144A under the Securities Act of 1933, as amended (the “1933 Act”). We received net cash proceeds of approximately $126.1 million after deduction of the placement fees related to the initial sale.

The sale of the notes described above was deemed to be exempt from registration under the 1933 Act, in reliance on Section 4(2) of the 1933 Act or Regulation D promulgated thereunder. We have reason to believe that the purchaser was familiar with or had access to information concerning our operations and financial condition, and the purchaser represented that it was an accredited investor and that it would offer and sell the notes only in accordance with Rule 144A under the 1933 Act to persons it reasonably believed to be qualified institutional buyers. At the time of the issuance, the notes were deemed to be restricted securities for purposes of the 1933 Act and the instruments representing such securities (and the share certificates to be issued upon exercise of the notes) bear legends to that effect. We have agreed to file a registration statement registering the notes and the shares of underlying common stock for resale under the 1933 Act.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Shareholders was held on July 16, 2003 in Santa Ana, California. A quorum was declared present for the meeting. The following matters were submitted to a vote of and approved by a majority of security holders:

(1)	The election of the nine nominated directors to hold office until the next annual meeting or until their successors are duly elected and qualified.

Board Member	For	Withheld
Daniel A. Artusi	56,054,052	149,859
Gregory M. Avis	53,886,182	2,317,729
John L. Clendenin	55,997,274	206,637
Bruce C. Edwards	54,953,824	1,250,087
David L. George	55,805,610	398,301
Eugene L. Goda	54,941,909	1,262,002
Carl W. Neun	55,750,950	452,961
Safi U. Qureshey	54,939,686	1,264,225
Andrew J. Sukawaty	54,948,129	1,255,782

(2)	The amendment of the Company’s Employee Stock Purchase Plan to increase the number of shares authorized thereunder from 1,500,000 shares to 3,000,000 shares.

For	Against	Abstained
52,926,679	2,160,000	1,117,232

(3)	The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the 2003 fiscal year.

For	Against	Abstained
55,584,251	582,355	37,305

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description

4.3

Indenture, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.4

Registration Rights Agreement, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

10.38	Amendment No. 4 to Loan Agreement dated as of September 15, 2003, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto.

10.39	Change in Control Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards.

10.40	Change in Control Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur.

10.41	Change in Control Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels.

10.42	Severance Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards.

10.43	Severance Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur.

10.44	Severance Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***
***

In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)  Reports on Form 8-K:

The Registrant furnished a Current Report to the SEC on Form 8-K on July 10, 2003, to report under Item 12, Results of Operations and Financial Condition, the announcement of financial results for the fiscal quarter ended June 29, 2003.

The Registrant furnished a Current Report to the SEC on Form 8-K on July 14, 2003, under Item 12, Results of Operations and Financial Condition, to provide a transcript of a conference call and simultaneous web-cast presentation on July 10, 2003, relating to the Company’s financial results for the second quarter ended June 29, 2003.

The Registrant filed a Current Report with the SEC on Form 8-K on July 14, 2003, under Item 5, Other Events and Regulation FD Disclosure, to report the Company’s intention to raise approximately $130.0 million through an offering of 5-year subordinated convertible notes in a private placement under Rule 144A of the Securities Act of 1933.

The Registrant filed a Current Report with the SEC on Form 8-K on July 18, 2003, under Item 5, Other Events and Regulation FD Disclosure, to report the pricing of a private placement of $130.0 million of 1.25% convertible subordinated notes due July 15, 2008.

The Registrant filed a Current Report with the SEC on Form 8-K on July 22, 2003, under Item 5, Other Events and Regulation FD Disclosure, to report the closing of a private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 15, 2008 and a stock repurchase of 3,144,654 shares of Common Stock.

The Registrant filed a Current Report with the SEC on Form 8-K on July 24, 2003, under Item 5, Other Events and Regulation FD Disclosure, to report the closing of the purchase of selected assets of Ericsson Amplifier Technologies, Inc.

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

Date:	October 27, 2003	POWERWAVE TECHNOLOGIES, INC.

		By:	/s/ KEVIN T. MICHAELS

Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer