Form 10-K
period 2003-12-28
POWERWAVE TECHNOLOGIES INC
filed 2004-02-13
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

As of June 29, 2003, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $400,782,216 computed using the closing price of $6.15 per share of Common Stock on June 27, 2003, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 4, 2004 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 63,415,219.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, the transfer of certain manufacturing operations to contract manufacturers, product and infrastructure development, market demand and acceptance, the timing of and demand for 3G products, customer relationships, employee relations, plans and predictions for acquired companies and assets, future acquisition plans, restructuring charges and the level of expected capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 13-37. Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission (“SEC”), including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 450 Fifth St., N.W., Washington, D.C. 20549. Powerwave also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1. BUSINESS

General

Powerwave Technologies, Inc. (“Powerwave” or the “Company” or “our” or “we”) was incorporated in Delaware in January 1985, originally under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. Powerwave designs, manufactures and markets ultra-linear radio frequency power amplifiers for use in the wireless communications market. Radio frequency power amplifiers, which are key components of wireless communications networks, increase the signal strength of wireless transmissions from the base station to the handset while reducing interference, or “noise.” Less noise enables wireless service providers to deliver clearer call connections and reduces the number of interrupted or dropped calls.

Powerwave manufactures both single and multi-carrier radio frequency power amplifiers for a variety of frequency ranges and transmission protocols. Single carrier radio frequency power amplifiers typically amplify a specific radio channel. Multi-carrier radio frequency power amplifiers are capable of amplifying several radio channels at one time by integrating the functions of several single carrier radio frequency power amplifier units and cavity filters within a single multi-carrier radio frequency power amplifier unit. Powerwave’s products are currently being utilized in wireless networks operating in the 800-1000 megahertz (“MHz”), 1800-2000 MHz and over 2000 MHz frequency ranges. Our products support a wide range of transmission protocols including analog protocols such as AMPS and TACS and digital protocols such as CDMA, TDMA, GSM, UMTS, W-CDMA and cdma2000.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended December 28, 2003 (“fiscal 2003”), our largest customer was Nortel, who accounted for approximately 57% of our net sales. Our next largest customer in fiscal 2003, Nokia, accounted for 10% or more of our net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results—We rely upon a few customers for the majority of our revenues…; —Our success is tied to the growth of the wireless services communications market…; and —Our future success is dependent upon our ability to compete globally…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A limited number of large original equipment manufacturers account for a majority of radio frequency power amplifier purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. We have previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002, that have had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results—We rely upon a few customers for the majority of our revenues…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the radio frequency power amplifier market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions and develop new products that incorporate advanced features that may generate higher gross margins. See “Additional Factors That May Affect Our Future Results—We rely upon a few customers for the majority of our revenues…; —Our success is tied to the growth of the wireless services communications market…; —Our average sales prices have declined…; and —Our future success is dependent upon our ability to compete globally…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Business Developments in Fiscal Year 2003

During fiscal 2003, we experienced significant reductions in demand from our customers as a result of an industry-wide reduction in wireless infrastructure spending. In response, we accelerated the restructuring of our manufacturing operations to outsource the majority of our production to contract manufacturers located in Asia in an effort to reduce our operating cost structure and enable us to be more competitive. In addition, we also accelerated the timing of technology transitions and new product introductions due to our transition to outsourced manufacturing and the continued economic downturn that has significantly impacted demand in the wireless infrastructure industry. As a result, we recorded approximately $15.5 million of restructuring and impairment charges during fiscal 2003. These charges included cash restructuring charges of approximately $4.6 million related primarily to severance payments made in connection with a reduction in our work force of approximately 560 employees. The remaining non-cash impairment charges of approximately $10.9 million related to a $3.0 million write-down of excess manufacturing and test equipment that was disposed of, a $3.0 million write-down of certain product/technology and customer related intangibles and a $4.9 million write-down of goodwill. See “Restructuring and Impairment Charges” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On July 10, 2003, we purchased selected assets of Ericsson Amplifier Technologies, Inc., a subsidiary of Ericsson, including certain inventories, equipment and real estate for a cash purchase price of $9.8 million. We also assumed certain warranty obligations and made offers of employment to a limited number of employees of Ericsson Amplifier Technologies. In connection with the asset purchase, we also entered into an agreement to become a supplier of certain radio frequency power amplifiers to Ericsson.

On July 18, 2003, we completed a private placement of a total of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008 and concurrently repurchased an aggregate amount of $25.0 million of our Common Stock (3,144,654 shares) from purchasers of the notes. We received net proceeds of $100.9 million after the deduction of debt issuance costs and the repurchase of our Common Stock. The notes require semi-annual interest payments on January 15 and July 15 and the $130.0 million principal balance is due on July 15, 2008. The notes are convertible into common shares of Powerwave at a conversion price of $10.49 per share. This represents a conversion rate of approximately 95.3289 shares of common stock per $1,000 principal amount of notes.

On December 1, 2003, Powerwave and LGP Allgon Holding AB (“LGP Allgon”), a company organized under the laws of Sweden, announced an agreement to combine their businesses in a strategic transaction. Under the terms of the proposed acquisition, we will commence an exchange offer to acquire all of the outstanding shares of LGP Allgon in exchange for newly-issued shares of our Common Stock. Each LGP Allgon share tendered in the exchange offer will be converted into 1.1 shares of our Common Stock. Based on our closing price on the Nasdaq National Market on November 28, 2003, the last trading day before the announcement of the transaction, the transaction values LGP Allgon shares at Swedish kronor (“SEK”) 61.87 ($8.1950 at the currency exchange rate of 7.55 SEK per USD as of November 28, 2003) per share. In addition, LGP Allgon shareholders will be offered the opportunity under a cash alternative to elect for all or a specified number of their LGP Allgon shares to be acquired by us for a fixed price of SEK 61.87 in cash per LGP Allgon share. The cash alternative is subject to an aggregate maximum of $125.0 million. Completion of the transaction is subject to us acquiring more than 90% of LGP Allgon’s stock in the exchange offer and through the exercise of options granted to us by certain shareholders of LGP Allgon, representing approximately 19% of the outstanding LGP Allgon shares. Depending on the form of consideration elected and the number of LGP Allgon shares tendered into the exchange offer, LGP Allgon shareholders would own between 37% and 46% of our outstanding shares of Common Stock upon completion of the transaction. Completion of the transaction is also subject to the approval by our shareholders of the stock issuance in the exchange offer under Nasdaq rules and a proposed amendment to our Certificate of Incorporation to increase our authorized shares of Common Stock, as well as regulatory approvals and satisfaction of other customary closing conditions. We anticipate that the transaction will be completed either late in the first quarter or in the second quarter of 2004.

In December 2003, Powerwave and Filtronic plc mutually agreed to terminate their strategic alliance to jointly develop and supply integrated radio frequency power amplifiers and conditioning unit solutions for the 3G wireless infrastructure base station market due to changes in both companies’ business strategies.

Industry Segments and Geographic Information

Powerwave currently operates in one industry segment: the design, manufacture and marketing of radio frequency power amplifiers for use in wireless communication networks. We currently market our products through our own internal sales force as well as independent sales representatives and resellers. For the purposes of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, we have provided a breakdown of our sales in “Note 20. Segments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.” Utilizing the management approach, we categorize our sales based upon the radio frequency in which the product is utilized, i.e. 800-1000 MHz commonly referred to as “Cellular”, 1800-2000 MHz, commonly referred to as “PCS” and over 2000 MHz, which includes 3G frequency bands. For a summary of our sales by geographic region, please refer to “Note 20. Segments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

Business Strategy

Powerwave’s strategy is to become the leading supplier of advanced radio frequency power amplifier solutions to the wireless communications industry and includes the following key elements:

•	provide leading technology to the wireless infrastructure industry through research and development that continues to improve our product’s technical performance and establishes new levels of technical performance for the industry;

•	utilize our research and development efforts to raise our productivity and lower our product costs;

•	leverage our position as a leading supplier of both single carrier and multi-carrier radio frequency power amplifiers to increase our market share and expand our relationships with our existing customers;

•	continue to expand our customer base of wireless network original equipment manufacturers and leading wireless network operators; and

•	maintain our focus on the quality, reliability and manufacturability of our radio frequency power amplifier products.

Our focus on radio frequency power amplifier technology and the experience we have gained through the implementation of our products in both analog and digital wireless networks throughout the world has enabled us to develop substantial expertise in both multi-carrier and single carrier radio frequency power amplifier technology. We intend to continue to research and develop new methods to improve radio frequency power amplifier performance, including efforts to support future generation transmission standards. We believe that both our existing products and new products under development will enable us to continue to expand our customer base by offering a broad range of products at attractive price points to meet the diverse requirements of wireless original equipment manufacturers and network operators. We also intend to leverage our product lines in an attempt to expand our relationships with our existing customers and to add new customers. We believe that we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies and utilizing various contract manufacturers. We also believe that our focus on the manufacturability of our radio frequency power amplifier designs helps us to increase our manufacturing productivity while reducing our product costs. We believe that this ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of radio frequency power amplifiers.

If we are unsuccessful in designing new products, improving existing products or reducing the costs of our products, our inability to meet these objectives would have a negative effect on our gross profit margins, business, results of operations and financial condition. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of purchasing volume would also adversely affect our cost competitive advantage, which would negatively affect our gross profit margins, business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results— Our average sales prices have declined…; and —We may fail to develop products that are sufficiently manufacturable…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Markets

We provide radio frequency power amplifiers that are generally located in wireless base stations which work to increase the signal strength of outgoing transmissions. Our single carrier and multi-carrier radio frequency power amplifiers work in base stations with a variety of other sophisticated electronic equipment, including receivers, radios and oscillators.

Wireless networks typically utilize a number of base stations with high power antennas to serve a geographical region. Each region is broken down into a number of smaller geographical areas, or “cells.” Each cell has its own base station that uses wireless technology to receive and transmit calls via base stations and the wireline public switched telephone network. Cellular networks typically operate within the 800 and 900 MHz bandwidths of the radio spectrum and utilize either analog or digital protocols. PCS networks operate in a substantially similar manner as cellular networks, except that PCS networks typically operate at 1800 and 1900 MHz bandwidths and utilize only digital transmission protocols. Third generation networks typically operate in the over 2000 MHz range utilizing only digital transmissions. Transmissions at the higher frequencies utilized by PCS and 3G networks have shorter transmission waves as compared to cellular frequency transmissions, which tends to limit the distances transmissions can travel without significant degradation. Additionally, lower frequency signals penetrate into buildings and other obstacles better than higher frequency signals. Therefore, wireless networks operating at high frequency ranges may require smaller operating cells and more base stations than existing cellular networks to cover the same total geographic area which could lead to increased wireless infrastructure spending in the future.

In analog cellular networks, each base station is allocated a certain number of frequency channels, each of which can carry only one call at a time. Originally, cellular base stations in analog networks used single carrier radio frequency power amplifiers for each frequency channel allocated to the cell. With the use of multi-carrier radio frequency power amplifier technology, transmission signals can be amplified simultaneously through a single multi-carrier radio frequency power amplifier that allows for the simultaneous amplification of all channels within a base station. Multi-carrier radio frequency power amplifiers require significantly higher linearity than do single carrier designs, but do not require separate, high-maintenance, tunable cavity filters. By eliminating the need for cavity filters for each channel, multi-carrier radio frequency power amplifiers reduce overall deployment and maintenance costs associated with base stations. Many service providers still require additional capacity to serve the increased flow of transmissions through their networks. This has led many service providers to move from analog networks to digital networks.

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

Products

Powerwave offers both single and multi-carrier radio frequency power amplifiers for use in cellular networks, including ultra-linear multi-carrier radio frequency power amplifiers for CDMA, cdma2000, TDMA and GSM digital cellular systems as well as analog systems utilizing AMPS and TACS protocols. We also offer both single and multi-carrier radio frequency power amplifiers for use in PCS networks that operate in the international DCS-1800 frequency (1800 MHz) and the United States PCS band at 1900 MHz and multi-carrier radio frequency power amplifiers for 3G UMTS networks operating at 2100 MHz. Typical system applications include CDMA, cdma 2000, W-CDMA, TDMA, and GSM protocols with output power ranging from 10 to 180 Watts (“W”).

Our ultra-linear multi-carrier radio frequency power amplifiers generally utilize feed-forward technology, and typically employ pre-distortion techniques. Our multi-carrier designs also utilize an actively switched output combiner (3 or 4 way), which allows any number of radio frequency power amplifiers to be “hot-swapped”, or interchanged, without a significant loss of power. This design also allows for true cold standby switching of a standby radio frequency power amplifier, thereby providing network operators with a backup redundancy solution for even greater reliability. These power amplifiers are typically designed to be installed in racks of three or four radio frequency power amplifiers. Smart combiner paralleling units allow for both higher power as well as system redundancy, which is the ability of the system to remain operational in the event of the failure of one or more of the paralleled radio frequency power amplifiers.

We offer various versions of our multi-carrier radio frequency power amplifiers providing from 10W to 180W of average power with maximum distortion of up to -65dBc or better. Up to four units can be combined in parallel utilizing our fully redundant smart combiner racks for various effective average power ratings. We also offer booster products which combine one or more multi-carrier amplifiers with filters and/or combine products in a single integrated package.

We also offer single carrier radio frequency power amplifiers for GSM, CDMA and TDMA operating systems. Products are available in a wide range of radio frequency output levels. These products are available in versions ranging from complete stand-alone units to highly integrated radio frequency power amplifiers for tower-top applications.

Our multi-carrier radio frequency power amplifiers range in price from approximately $1,500 to over $10,000 per radio frequency power amplifier, based upon the specification requirements. Our single carrier radio frequency power amplifiers range in price from approximately $500 to $3,000 per radio frequency power amplifier, depending upon product type and specifications. We also sell rack systems, cabinets and combiners for multiple radio frequency power amplifiers, ranging in price from approximately $2,000 to over $100,000, depending upon specifications.

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Ericsson, LGIC, Lucent, Motorola, Nokia, Nortel and Samsung. We also sell our products to operators of wireless networks, such as ALLTEL Corporation, AT&T Wireless, Cingular Wireless, Sprint PCS and Verizon Wireless.

For fiscal 2003, our largest customer, Nortel, accounted for approximately 57% of our net sales. Our next largest customer in fiscal 2003, Nokia, accounted for 10% or more of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results—We rely upon a few customers for the majority of our revenues…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. The initial sales cycle for certain of our products, particularly our base station radio frequency power amplifiers, are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. While certain customers provide us with estimated forecasts of their future requirements, they are not typically bound by such forecasts.

International sales (excluding North American sales) of our products amounted to approximately 46%, 33%, and 41% of net sales for the fiscal years ended December 28, 2003, December 29, 2002, December 30, 2001, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions, such as the economic downturn in the South Korean and Asian markets in 1998 and the Brazilian market during 1999. Since our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to such customers. See “Additional Factors That May Affect Our Future Results—Our future success is dependent upon our ability to compete globally…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We, along with our contract manufacturers, perform warranty obligations and other maintenance services for our products at our facilities in Southern California and at our contract manufacturing locations in Asia. We also utilize our South Korean sales representative to provide service and support for the Korean market.

Product Development

We invest significant resources in the research and development of new methods to improve amplifier performance, including reduced noise and increased power in the radio frequency amplification process, as well as alternatives to feed-forward technology techniques. We also invest significant resources in the development of new amplifier products to support new transmission protocols, including EDGE and third generation protocols such as W-CDMA and cdma2000. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 193 people as of December 28, 2003. Expenditures for research and development amounted to approximately $38.9 million in 2003, $33.1 million in 2002, and $34.8 million in 2001. See “Additional Factors That May Affect Our Future Results—The wireless communications infrastructure equipment industry is extremely competitive…; and —If we are unable to hire and retain highly qualified technical and managerial personnel…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and REMEC, Inc. We also compete with a number of other foreign and privately held companies throughout the world, the subsidiaries of certain multinational corporations and, more importantly, the captive amplifier design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the radio frequency amplifier marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the radio frequency amplifier marketplace.

Powerwave’s success depends in large part upon the rate at which wireless infrastructure original equipment manufacturers incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of radio frequency power amplifiers is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. In addition, most large wireless infrastructure original equipment manufacturers maintain internal amplifier design capabilities that may compete directly with our products and our own designs. Many of our customers internally design and/or manufacture their own radio frequency power amplifiers rather than purchase them from third-party vendors such as Powerwave. Many of our customers also continuously evaluate whether to manufacture their own radio frequency power amplifiers or whether to utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design radio frequency power amplifiers in an attempt to replace products sold by us. We believe that this practice will continue. In the event that a customer manufactures or designs their own radio frequency power amplifiers, such customer could reduce or eliminate their purchase of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell radio frequency power amplifiers externally to other manufacturers, thereby competing directly with us. If, for any reason, our customers decide to produce their radio frequency power amplifiers internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

We have experienced significant price competition and we expect price competition in the sale of radio frequency power amplifiers to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Backlog

Our six-month backlog of orders was approximately $40.5 million on December 28, 2003 compared to approximately $46.4 million on December 29, 2002. The reduction in our backlog is primarily due to the industry-wide reduction in wireless infrastructure spending during 2003. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months.

Product orders in our backlog are frequently subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a six-month period, we cannot make any guarantee that such orders will actually be shipped or that such orders will not be delayed or cancelled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that backlog as of any particular date should not be considered a reliable indicator of sales for any future period and our revenues in any given period may depend substantially on orders placed in that period.

Manufacturing and Suppliers

During fiscal 2003, we outsourced the majority of our manufacturing activities to third party manufacturers located primarily in Asia in order to reduce our operating cost structure. Our manufacturing process involves the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

As a result of outsourcing the majority of our production to contract manufacturers, the cost, quality, performance and availability of our offshore contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines at contract manufacturers, or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

Our manufacturing, production and design operations are ISO 9001 and TL-9000 certified. ISO refers to the quality model developed by the International Organization for Standardization. TL refers to the set of quality system requirements that are specific to the telecommunications industry. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many customers require that their suppliers purchase components only from subcontractors that are ISO certified. Powerwave requires that all of its contract manufacturers maintain ISO and/or TL certifications.

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, purchase certain customized components from single or limited sources. Powerwave has experienced, and expects to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “retune” our products to function with the replacement components, or may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed such that they do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our results of operations.

Our reliance on certain single-source and limited-source components exposes us to quality control issues if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in single-source or limited-source components or products could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or effectively retune or redesign our products, we could lose customer orders or incur additional costs, which could have a material adverse effect on our gross margins and results of operations.

We believe that the production facilities that we utilize, which are primarily owned by our contract manufacturers, are in good condition and well maintained and are not currently in need of any major investments.

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 28 U.S. patents and 14 foreign patents, and we have filed applications for over 25 additional U.S. patents and over 50 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

We believe that our success depends upon the knowledge and experience of our management and technical personnel, our ability to market our existing products and our ability to develop new products. We do not have non-compete agreements with our employees who are employed on an “at-will” basis. Therefore, employees have left and may continue to leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to protect it, we will continue to pursue all reasonable means available to protect it and to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 28, 2003, Powerwave had 448 full and part-time employees, including 118 in manufacturing, 38 in quality, 193 in research and development, 32 in sales and marketing and 67 in general and administration. None of our employees are represented by a union. We believe that our employee relations are good.

Contract Personnel

Powerwave also utilizes contract personnel hired from third party agencies. As of December 28, 2003, we were utilizing approximately 34 contract personnel, primarily in our manufacturing operations.

ITEM 2. PROPERTIES

We own our Southern California headquarters facility which is located in Santa Ana, California. This facility has approximately 360,000 square feet, of which 275,000 are available to us. The remaining 85,000 square feet is being sublet to an unrelated third party. We also lease an additional 115,000 square foot warehouse facility in Santa Ana, California. The lease on this warehouse facility has an expiration date of March 2007.

We also own our research and development facility located in New York, which is approximately 85,000 square feet. This facility is currently held for sale. We lease approximately 32,000 square feet in El Dorado Hills, California under two leases, expiring in January 2005 and August 2007, for our Northern California research and development staff. Our European research and development staff occupy approximately 8,100 square feet in Bristol, United Kingdom under three leases expiring in October 2006, October 2009 and September 2010. We also lease five office suites for our regional sales and support staff. These leases cover approximately 7,200 square feet and expire from 2004 through 2006.

We believe that our existing facilities provide adequate space for our operations.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and threatened legal proceedings from time to time as part of our business. We are not currently party to any legal proceedings nor aware of any threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, we believe would have a material adverse effect on our business, financial condition and results of operations. However, any potential litigation, regardless of its merits, could result in substantial costs to us and divert management’s attention from our operations. Such diversions could have an adverse impact on our business, results of operations and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Powerwave’s Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2003
First Quarter Ended March 30, 2003	$6.10	$3.05
Second Quarter Ended June 29, 2003	$7.64	$3.11
Third Quarter Ended September 28, 2003	$10.96	$5.15
Fourth Quarter Ended December 28, 2003	$7.96	$6.04

Fiscal Year 2002
First Quarter Ended March 31, 2002	$20.10	$12.87
Second Quarter Ended June 30, 2002	$15.17	$7.05
Third Quarter Ended September 29, 2002	$8.32	$3.48
Fourth Quarter Ended December 29, 2002	$7.24	$2.75

Holders

There were approximately 120 stockholders of record as of February 4, 2004. We believe there are approximately 25,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Recent Sales of Unregistered Securities

On July 18, 2003, we completed a private placement of a total of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008. The notes were sold to the initial purchaser, Deutsche Bank Securities, Inc., under the exemption from registration provided in Rule 144A of the Securities Act of 1933. Deutsche Bank Securities, Inc. purchased the notes for 97% of the aggregate principal amount or $126.1 million. Concurrently with the sale of the notes we repurchased an aggregate amount of $25.0 million of our Common Stock (3,144,654 shares). We received net proceeds of $100.9 million after the deduction of debt issuance costs and the repurchase of our Common Stock. The notes are convertible into common shares of Powerwave at a conversion price of $10.49 per share. This represents a conversion rate of approximately 95.3289 shares of common stock per $1,000 principal amount of notes.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from Powerwave’s audited consolidated financial statements. The financial data as of and for the fiscal years ended December 28, 2003, December 29, 2002, and December 30, 2001 are included herein. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended (in thousands, except per share data)
	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000	January 2, 2000
Consolidated Statements of Operations Data:
Net sales	$239,069	$384,889	$300,293	$447,422	$292,547
Operating income (loss)	$(55,824)	$3,910	$(37,615)	$64,717	$28,725
Net income (loss)	$(32,859)	$4,111	$(20,512)	$45,653	$20,265
Basic earnings (loss) per share	$(0.51)	$0.06	$(.33)	$0.75	$0.34
Diluted earnings (loss) per share	$(0.51)	$0.06	$(.33)	$0.71	$0.33
Basic weighted average common shares	64,667	65,485	64,197	61,953	58,480
Diluted weighted average common shares	64,667	66,230	64,197	65,313	60,671

Consolidated Balance Sheet Data:
Cash and cash equivalents	$260,528	$162,529	$123,171	$128,733	$76,671
Working capital	$280,245	$218,504	$186,255	$196,733	$118,566
Total assets	$466,257	$369,173	$363,017	$393,797	$223,038
Long-term debt, net of current portion	$130,000	$—	$239	$42	$—
Total shareholders’ equity	$271,037	$325,661	$316,235	$316,272	$169,779

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

Introduction and Overview

Powerwave’s business model is based upon the design, manufacture and sale of radio frequency power amplifiers for use in wireless communication networks worldwide. Our products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. Wireless network operators generally use our products within each base station of a wireless network. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to network operators), and directly to individual wireless network operators for deployment into their existing networks.

Our business is solely dependent upon the worldwide demand for wireless communications and the resulting requirements for infrastructure by wireless network operators to support this demand. During the last three years, demand for this type of infrastructure product has fluctuated dramatically, and there has been a significant slowdown in capital spending by wireless network operators. This has had a significant negative impact on overall demand for wireless infrastructure products, including radio frequency power amplifiers, and therefore, directly reduced demand for our products and increased price competition within our industry. These two factors have led to the reduction in our revenues and contributed to the operating losses reported in our financial results.

We believe that we have maintained our overall market share within the radio frequency power amplifier market during this difficult industry period. We continue to invest in research and development of radio frequency power amplifier technology and we believe that we have one of our industry’s leading product lines in terms of performance and features. We believe that our proprietary design technology is a further differentiator for our products.

During 2003, we have been focused on restructuring the Company to lower our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. We measure our success by monitoring our net sales and gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be excellent growth opportunities within the wireless communications infrastructure marketplace from a long-term perspective. We continue to focus on positioning Powerwave to benefit from these long-term opportunities.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenue, expenses, assets and liabilities. The critical accounting policies which we believe are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

We recognize revenue from product sales at the time of shipment and passage of title. We also offer certain of our customers the right to return products that do not function properly within a limited time after delivery. We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation changes related to purchase commitments based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Therefore, although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. During 2003, we operated at a loss. If we continue to operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Alternatively, if our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results.

Goodwill and Long Lived Assets

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the entire Company to the accounting value of our net assets. To determine the fair value of the entire Company, we review the market value of our outstanding Common Stock based upon the average and closing stock prices, valuations based on multiples of sales, EBITDA and EBIT, as well as other valuation metrics. If the fair value of the Company is less than the accounting value of our net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the entire Company and the fair value of all other assets and liabilities.

We also review the recoverability of the carrying value of identified intangibles and other long lived assets on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows from the operations to which the assets relate, utilizing our best estimates, appropriate assumptions and projections at the time. These projected future cash flows may vary significantly over time as a result of increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeded the estimated fair market value of the asset.

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

Stock-Based Compensation

We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. We adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on our consolidated financial statements. All restructuring charges recognized during the year ended December 28, 2003 have been recorded in accordance with the requirements of SFAS 146.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”). SFAS 148 amends SFAS 123 to provide alternative methods for voluntary transition to the fair value method of accounting for stock-based employee compensation prescribed by SFAS 123. SFAS 148 also requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income (loss) and earnings (loss) per share in annual and interim financials statements. We adopted the disclosure provisions of SFAS 148 effective December 30, 2002 and have included the additional required disclosures in “Note 2. Summary of Significant Accounting Policies – Stock-Based Compensation” within the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” Such adoption did not have a material adverse effect on our consolidated results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. We adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. We adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on our consolidated financial statements since we currently have no SPE’s.

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

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

We adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on our consolidated financial statements.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the years ended December 28, 2003, December 29, 2002, and December 30, 2001:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.2	83.7	90.1

Gross profit	6.8	16.3	9.9
Operating expenses:
Sales and marketing	4.8	3.0	4.6
Research and development	16.3	8.6	11.6
General and administrative	5.8	3.7	5.3
Restructuring and impairment charges	3.2	—	1.0

Total operating expenses	30.1	15.3	22.5

Operating income (loss)	(23.3)	1.0	(12.6)
Other income, net	1.0	0.5	1.9

Income (loss) before income taxes	(22.3)	1.5	(10.7)
Provision for (benefit from) income taxes	(8.6)	0.4	(3.9)

Net income (loss)	(13.7)%	1.1%	(6.8)%

Years ended December 28, 2003 and December 29, 2002

Net Sales

Our sales are derived primarily from the sale of radio frequency power amplifiers for use in wireless communications networks. Sales decreased by 38% to $239.1 million, for the year ended December 28, 2003, from $384.9 million, for the year ended December 29, 2002. This decrease is primarily due to an overall reduction in demand resulting from the significant economic downturn that impacted the wireless communications industry that resulted in curtailed wireless infrastructure spending and reduced average selling prices.

The following table presents an analysis of our net sales based upon radio frequency range:

	Fiscal Years Ended (in thousands)
Radio Frequency Ranges	December 28, 2003		December 29, 2002
800-1000 MHz	$107,029	45%	$242,498	63%
1800-2000 MHz	90,938	38%	84,209	22%
2000+ MHz	41,102	17%	58,182	15%

Total sales	$239,069	100%	$384,889	100%

The growth in sales during 2003 of products in the 1800-2000 MHz range, or PCS band, is attributable to increased deployment activity in the North American market place as compared to the prior year. This deployment activity in the PCS band was associated with both the switch by certain TDMA operators to GSM service, as well as expansion of CDMA operator coverages.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products. The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 28, 2003		December 29, 2002
North America	$128,350	54%	$257,009	67%
Asia	31,974	13%	37,460	10%
Europe and other international	78,745	33%	90,420	23%

Total sales	$239,069	100%	$384,889	100%

Net sales in each geographic region are lower in fiscal 2003 as compared to fiscal 2002 primarily as a result of the fiscal 2003 industry-wide reduction in wireless infrastructure spending.

For the year ended December 28, 2003, total sales to Nortel accounted for approximately 57% of sales and sales to Nokia accounted for 10% or more of sales for such period. For the year ended December 29, 2002, total sales to Nortel accounted for approximately 49% of sales and sales to Cingular Wireless and Nokia each accounted for 10% or more of sales. Our business is dependent upon a limited number of customers and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. Reduced demand for our products negatively impacted our revenues and operating results during the second half of fiscal 2002 and continued to do so during fiscal 2003. If reductions in overall market demand continue to result in a significant reduction in the future demand for our products by our customers, our business, financial condition and results of operations will be negatively impacted.

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules for both North American and international deployments, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning radio frequency power amplifiers, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of radio frequency power amplifiers or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

Cost of Sales and Gross Profit

Our cost of sales includes both variable and fixed cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the overall absorption of our overhead costs into inventory decreases and the amount of unabsorbed overhead costs expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of unabsorbed overhead costs expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of unabsorbed overhead costs expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of unabsorbed overhead costs expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 28, 2003		December 29, 2002
Net sales	$239,069	100.0%	$384,889	100.0%
Cost of sales:
Cost of sales	215,003	89.9%	322,107	83.7%
Restructuring and impairment charges	7,851	3.3%	—	—%

Total cost of sales	222,854	93.2%	322,107	83.7%

Gross profit	$16,215	6.8%	$62,782	16.3%

The reduction in our gross profit margins during fiscal 2003 as compared to fiscal 2002 is due to several factors, the primary factor being the significant reduction in revenues which resulted in lower absorption of our manufacturing overhead expenses and increased labor costs when viewed as a percentage of revenues. In addition, approximately $7.9 million of restructuring charges relating to severance costs and the write-down of excess equipment and certain product/technology intangibles are included in cost of sales during fiscal 2003. There were no restructuring charges included in cost of sales during fiscal 2002. See “Restructuring and Impairment Charges.”

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. The average sales price of our products has declined by between 5% and 24% from 2002 to 2003. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely effect our business, financial condition and results of operations.

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision during 2003 to outsource the majority of our production to contract manufacturers in order to reduce our cost structure. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Our Future Results—Our average sales prices have declined…; and —Our reliance on contract manufacturers to produce our products exposes us to increased risks…”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
Operating Expenses	December 28, 2003		December 29, 2002
Sales and marketing	$11,557	4.8%	$11,384	3.0%
Research and development	38,928	16.3%	33,087	8.6%
General and administrative	13,946	5.8%	14,401	3.7%
Restructuring and impairment charges	7,608	3.2%	—	—%

Total operating expenses	$72,039	30.1%	$58,872	15.3%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $0.2 million, or 1.5%, during fiscal 2003 as compared to fiscal 2002. While sales and marketing expenses remained relatively constant over the two years, we spent more on customer demonstration and trial units during fiscal 2003, which was offset by a reduction in sales commissions due to lower total sales compared to fiscal 2002.

Research and development expenses consist primarily of ongoing radio frequency power amplifier design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing radio frequency power amplifiers. Current programs include cellular, PCS and next generation 2.5G and 3G products, as well as alternatives to feed-forward technology techniques. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $5.8 million, or 17.6%, during fiscal 2003 as compared to fiscal 2002. This increase is primarily attributable to material and personnel costs associated with prototype and pre-production product development builds and other product development activities that occurred during fiscal 2003 as we pursued more new customer opportunities.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses decreased by $0.5 million, or 3.2%, during fiscal 2003 as compared to fiscal 2002 due to cost control efforts.

Restructuring and impairment charges amounted to $7.6 million during fiscal 2003 compared to no such charges during fiscal 2002. These charges relate primarily to our write-down of goodwill, as well as engineering test equipment and certain customer related intangibles, and severance payments made in connection with a reduction to our work force. See “Restructuring and Impairment Charges.”

Other Income

Other income consists primarily of interest income, net of any interest expense. Other income increased slightly to $2.4 million for the year ended December 28, 2003, from $2.0 million during the year ended December 29, 2002. The slight increase in other income for fiscal 2003 is primarily due to increased interest income resulting from higher average cash investment balances during fiscal 2003 as compared to fiscal 2002, offset by the interest expense associated with the subordinated convertible notes issued in July 2003.

Provision (Benefit) for Income Taxes

We recorded a tax benefit at a rate of 38.5% during the year ended December 28, 2003 as compared to a tax provision of 30.0% for the year ended December 29, 2002. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations.

Net Income (Loss)

The net loss for the year ended December 28, 2003 is $32.9 million compared to net income of $4.1 million for the year ended December 29, 2002. The net loss recorded during fiscal 2003 is primarily due to the decline in revenues combined with lower gross profit margins, as well as our restructuring and impairment charges recorded in fiscal 2003.

Years ended December 29, 2002 and December 30, 2001

Net Sales

Sales increased by 28% to $384.9 million for the year ended December 29, 2002 from $300.3 million for the year ended December 30, 2001. The increase in revenue resulted primarily from increased demand for wireless infrastructure products in both the Cellular and PCS frequency ranges.

The following table presents an analysis of our net sales based upon radio frequency range:

	Fiscal Years Ended (in thousands)
Radio Frequency Ranges	December 29, 2002		December 30, 2001
800-1000 MHz	$242,498	63%	$181,083	60%
1800-2000 MHz	84,209	22%	57,142	19%
2000+ MHz	58,182	15%	62,068	21%

Total sales	$384,889	100%	$300,293	100%

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 29, 2002		December 30, 2001
North America	$257,009	67%	$176,295	59%
Asia	37,460	10%	46,005	15%
Europe and other international	90,420	23%	77,993	26%

Total sales	$384,889	100%	$300,293	100%

Total international sales (excluding North American sales) accounted for approximately 33% of revenues or $127.9 million for the year ended December 29, 2002, compared to approximately 41% or $124.0 million for the year ended December 30, 2001.

The reduction in our Asian sales for fiscal 2002 compared to fiscal 2001 was largely due to a reduction in sales to our Korean based customers, which was partially offset by an increase in demand from customers located in China. Offsetting the reduction in demand in Asia during fiscal 2002 was an increase in our revenues to our customers in Europe, which included products for both 2G and 3G networks. The increase in revenue within North America was primarily due to increased wireless infrastructure spending for both cellular and PCS networks.

For the year ended December 29, 2002, total sales to Nortel accounted for approximately 49% of revenues and sales to Cingular Wireless and Nokia each accounted for 10% or more of revenues for the year. Total sales to Nortel accounted for approximately 44% of revenues for the year ended December 30, 2001 and sales to Cingular Wireless accounted for 10% or more of revenues for such year.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 29, 2002		December 30, 2001
Net sales	$384,889	100.0%	$300,293	100.0%
Cost of sales:
Cost of sales	322,107	83.7%	266,927	88.9%
Restructuring and impairment charges	—	—%	3,580	1.2%

Total cost of sales	322,107	83.7%	270,507	90.1%

Gross profit	$62,782	16.3%	$29,786	9.9%

The increase in our gross profit margins during fiscal 2002 as compared to fiscal 2001 was due to several factors, including our increase in revenue which resulted in higher absorption of our manufacturing overhead expenses and improved manufacturing efficiencies due to increased production volume. The impact of these factors was partially offset by lower sales prices throughout fiscal 2002. In addition, our 2001 gross profit margins were negatively impacted by $12.5 million in provisions for and disposals of excess and obsolete inventories as well as vendor cancellation charges resulting from the reduction in demand during fiscal 2001. Our 2001 gross profit margin was further reduced by a non-cash charge of $3.6 million during the fourth quarter relating to the writedown of developed technology acquired through our acquisition of Hewlett-Packard Company’s radio frequency power amplifier business in October 1998 (the “HP Acquisition”). See “Restructuring and Impairment Charges.” In fiscal 2002, approximately $0.4 million of cost of goods sold represented the amortization of developed technology acquired as part of the HP Acquisition and our acquisition of Toracomm Limited in December 2001. This compared to approximately $2.3 million of amortization of developed technology related solely to the HP acquisition in fiscal 2001.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
Operating Expenses	December 29, 2002		December 30, 2001
Sales and marketing	$11,384	3.0%	$13,733	4.6%
Research and development	33,087	8.6%	34,750	11.6%
General and administrative	14,401	3.7%	15,973	5.3%
Impairment charges	—	—%	2,945	1.0%

Total operating expenses	$58,872	15.3%	$67,401	22.5%

Sales and marketing expenses decreased by $2.3 million, or 1.7%, during fiscal 2002 as compared to fiscal 2001. The decrease in sales and marketing expenses from fiscal 2001 to fiscal 2002 was primarily attributable to lower sales commissions, lower personnel costs and continued operating expense controls during fiscal 2002. For the year ended December 29, 2002, approximately $0.09 million in sales and marketing expenses represented the amortization of a non-compete agreement acquired as part of the HP Acquisition. This compared to approximately $0.6 million of sales and marketing expenses related to the amortization of a customer list and non-compete agreement from the HP Acquisition for the year ended December 30, 2001.

Research and development expenses decreased by $1.7 million, or 4.8%, during fiscal 2002 as compared to fiscal 2001. The slight decrease in research and development expenses for fiscal 2002 compared to fiscal 2001 was primarily attributable to continued operating expense controls during fiscal 2002.

General and administrative expenses decreased by $1.6 million, or 9.8%, during fiscal 2002 as compared to fiscal 2001. The decrease in general and administrative expenses was primarily due to approximately $2.2 million in one time expenses that occurred in 2001 related to the move to our new Southern Californian headquarters facility during the first quarter of 2001. In addition, general and administrative expenses during the year ended December 30, 2001 also included approximately $0.5 million related to the amortization of goodwill, which ceased to be amortizable during the year ended December 29, 2002 due to the adoption of SFAS 142. These decreases were partially offset by higher personnel, professional and office related costs in fiscal 2002.

There were no impairment charges recorded in fiscal 2002 compared to $2.9 million of impairment charges recorded in fiscal 2001 related to the write-down of goodwill associated with our HP Acquisition. See “Restructuring and Impairment Charges.”

Other Income

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

Net Income (Loss)

Net income for the year ended December 28, 2002 was $4.1 million compared to a net loss of $20.5 million for the year ended December 30, 2001. Net income during fiscal 2002 was primarily due to increased demand for wireless infrastructure products.

Restructuring and Impairment Charges

As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, we determined that it was necessary to test our previously recorded goodwill for impairment during the first quarter of fiscal 2003. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we reviewed the market value of Powerwave based upon average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations compared to the accounting value of our underlying assets and liabilities, we concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million within operating expenses during the first quarter of fiscal 2003. During the remainder of 2003, we accelerated the restructuring of our manufacturing operations to outsource the majority of our production to contract manufacturers located in Asia in an effort to further reduce our operating cost structure and enable us to be more competitive. In addition, we also accelerated the timing of technology transitions and new product introductions due to our transition to outsourced manufacturing and the continued economic downturn that significantly impacted demand in the wireless infrastructure industry. As a result, we recorded approximately $10.6 million of restructuring and additional impairment charges during the remainder of fiscal 2003. These charges included cash restructuring charges of approximately $4.6 million related primarily to severance payments made in connection with a reduction in our work force during fiscal 2003 of approximately 560 employees. As of December 28, 2003, there were no material cash restructuring charges remaining unpaid. The remaining non-cash impairment charges of approximately $6.0 million related to a $3.0 million write-down of excess manufacturing and test equipment that was disposed of and a $3.0 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that occurred during the year. These restructuring and impairment charges have been recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. Of the total $15.5 million restructuring and impairment charges recorded during fiscal 2003, approximately $7.9 million was recorded within cost of sales and approximately $7.6 million was recorded within operating expenses. We did not record any similar restructuring or impairment charges during the year ended December 29, 2002.

As a result of poor economic conditions and reductions in the forecasted future demand for products acquired through our HP Acquisition, we recorded a non-cash charge of $6.5 million during the fourth quarter of fiscal year 2001 for the impairment of intangible assets associated with the HP Acquisition. This amount included approximately $3.6 million recorded in cost of sales related to the writedown of developed technology and approximately $2.9 million recorded in general and administrative expenses related to the writedown of goodwill. The amount of this impairment charge was determined in accordance with APB Opinion No. 17, Intangible Assets (“APB 17”), the predecessor of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Pursuant to APB 17, the impairment charge was calculated by comparing the carrying value of these intangible assets to the net present value of the estimated future cash flows, based on our best estimates using appropriate judgments and assumptions, from the operations to which these assets related.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of December 28, 2003, we had working capital of $280.2 million, including $260.5 million in cash and cash equivalents, as compared to working capital of $218.5 million at December 29, 2002, which included $162.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the years ended December 28, 2003 and December 29, 2002:

	Fiscal Years Ended (in thousands)
	December 28, 2003	December 29, 2002
Net cash provided by (used in):
Operating activities	$6,906	$40,076
Investing activities, including acquisitions	(12,322)	(3,864)
Financing activities	103,415	3,146

Net increase in cash and cash equivalents	$97,999	$39,358

Net cash provided by operations during fiscal 2003 decreased by $33.2 million as compared to fiscal 2002. This decrease is due to our significantly lower revenues and operating loss of $55.8 million during fiscal 2003, which included cash outlays of $4.6 million associated with our restructuring charges. During the year ended December 28, 2003, our net accounts receivable increased to $56.3 million from $53.3 million at December 29, 2002, primarily due to shipping a higher percentage of our fourth quarter revenue in the last month of the year. Our net inventories decreased to $15.2 million during the year ended December 28, 2003, from $29.9 million at December 29, 2002. In addition, during the year ended December 28, 2003, our accounts payable increased to $48.9 million from $26.8 million at December 29, 2002. The reduction in our inventory and the increase in our accounts payable are primarily the result of our move to outsourced manufacturing. By utilizing external contract manufacturers, we do not purchase most inventory until it is a completed product, which has had the effect of significantly reducing our total inventory and deferring our related accounts payable cash outflows.

Net cash used in investing activities reflects our acquisitions and capital spending. The increase in net cash used in investing activities for fiscal 2003 compared to fiscal 2002 is primarily attributable to the $9.9 million acquisition of certain assets and liabilities of Ericsson in the third quarter of fiscal 2003. Total capital expenditures during fiscal 2003 and 2002 were approximately $3.9 million and $5.1 million, respectively. The majority of the capital spending during fiscal 2003 and 2002 was for computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our future annual capital spending requirements to range between $5 million and $10 million per year, consisting primarily of radio frequency test equipment, computer hardware and computer software.

The increase in net cash provided by financing activities during fiscal 2003 resulted from our issuance of $130.0 million of 1.25% convertible subordinated notes due July 2008 during the third quarter of 2003, of which $25.0 million was used to simultaneously repurchase 3,144,654 shares of our outstanding Common Stock.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months as well as any potential cash outlays related to the acquisition of LGP Allgon. Our principal source of liquidity consists of our existing cash balances and our unutilized bank line of credit. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant further decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

Financing Activities

On July 18, 2003, we completed a private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008 and raised approximately $100.9 million in net proceeds after the deduction of debt issuance costs and the simultaneous repurchase of $25.0 million of our Common Stock (3,144,654 shares). The notes require semi-annual interest payments on January 15 and July 15 and the $130.0 million principal balance is due on July 15, 2008. The notes are convertible into common shares of Powerwave at the conversion price of $10.49 per share. This represents a conversion rate of approximately 95.3289 shares of Common Stock per $1,000 principal amount of notes. We currently expect to use the net proceeds for general corporate purposes and funding up to $125.0 million for the potential cash portion of the exchange offer for LGP Allgon. See “Note 8. Financing Arrangements and Long-Term Debt” and “Note 22. Subsequent Events” in our consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” included herein.

We maintain a $20.0 million revolving credit agreement with Comerica Bank-California. This credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20.0 million (the “Revolving Commitment Amount”) and expires on May 31, 2004. We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount, payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.00% at December 28, 2003) or the bank’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At December 28, 2003, we were in full compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20.0 million of the Revolving Commitment Amount was available to us as of December 28, 2003.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance were to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At December 28, 2003, we had $130.0 million of 1.25% convertible subordinated notes due July 2008 outstanding. The notes are convertible into shares of our Common Stock at the option of the holder at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25%, payable semi-annually on January 15 and July 15. See “Note 8. Financing Arrangements and Long-Term Debt” in our consolidated financial statements under Item 8, “Financial Statements and Supplementary Data” included herein for additional information.

Capital Lease Obligations

We do not currently have any outstanding capital lease obligations. Such obligations, if any, would be included under debt and recorded on our consolidated balance sheets.

Operating Lease Obligations

We have various operating leases covering facilities in Santa Ana and El Dorado Hills, California, Bristol, United Kingdom, and various sales offices throughout the world. We also maintain some minor operating leases relating to equipment rentals that amount to less than $50,000 per quarter.

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

If our proposed acquisition of the outstanding shares of LGP Allgon is completed, we will be obligated to pay a fee to our financial advisor, Deutsche Bank, and we will also assume the liability to pay a completion fee to LGP Allgon’s advisors, Merrill Lynch International and Enskillda. The total amount of such fees is estimated to be approximately $7.0 million. Depending upon the number of shareholders that tender their shares under the cash alternative of the exchange offer, we may also be required to pay up to $125.0 million for the acquisition of such shares. As the advisor fees are not payable unless the acquisition is completed and the actual amount of the potential cash payment for the acquisition of LGP Allgon shares cannot yet be determined, no amount relating to the advisor fees or the cash alternative has been included in the table set forth below.

Guarantees Under Letters of Credit

We have issued standby letters of credit from time to time as a security for certain liabilities. At December 28, 2003, total outstanding letters of credit approximated $0.6 million and are related to contingent liabilities under our workers compensation insurance policies in the United States.

As of December 28, 2003, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$1,612	$3,250	$133,250	$—	$138,112
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,661	2,654	764	125	5,204
Purchase commitments with contract manufacturers	36,410	—	—	—	36,410
Other purchase commitments	9,627	—	—	—	9,627
Guarantees under letters of credit	—	—	—	—	—

Total contractual obligations and commercial commitments	$49,310	$5,904	$134,014	$125	$189,353

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, President and Chief Executive Officer, Ronald J. Buschur, Chief Operating Officer, and Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary. See the “Compensation Committee Report On Executive Compensation” appearing in Part III, Item 11 of this Form 10-K for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the year ended December 28, 2003, we granted options to purchase a total of 1,526,700 shares of Common Stock to employees. After deducting 1,857,131 shares for options forfeited, the result was net option forfeitures of 330,431. Net option forfeitures during the year represented 0.5% of our total outstanding common shares of 63,257,429 as of December 28, 2003. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.5)%	3.1%	1.6%
Grants to executive officers during the period as a % of total options granted during the period	18.0%	19.0%	19.6%
Grants to executive officers during the period as a % of total outstanding common shares	0.4%	0.9%	0.7%
Cumulative options held by executive officers as a % of total options outstanding	16.1%	19.5%	17.6%

At December 28, 2003, a total of 1,957,719 options were available for grant under all of our option plans and a total of 264,729 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 12. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Item 8, “Financial Statements and Supplementary Data” included herein for additional information regarding the 1995 Stock Option Plan.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of December 28, 2003. For purposes of this table, in-the-money stock options are those options with an exercise price less than $7.70 per share, the closing price of Powerwave Common Stock on December 26, 2003, the last trading day of the fiscal year, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $7.70 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	2,018,451	$4.30	2,642,790	$5.96	4,661,241
Out-of-the-Money	2,836,416	$20.76	1,454,339	$16.89	4,290,755

Total Options Outstanding	4,854,867	$13.91	4,097,129	$9.84	8,951,996

For additional information regarding the stock options granted to and exercised by executive officers during fiscal 2003, see “Part III, Item 11. Executive Compensation.”

Disclosure About Foreign Currency Risk

We maintain various operations in several foreign locations including China, Finland, France, Singapore and the United Kingdom. These operations incur expenses in foreign currencies and, while historically insignificant, certain locations have the ability to generate local currency revenue. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 46% of our net sales during fiscal 2003, 33% of our fiscal 2002 net sales and 41% of our fiscal 2001 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe, Asia and South America, where there has been instability in several of the regions’ currencies. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell products or services in the local currency of such customers. In fiscal 2003, we began to sell products to customers in China in their local currency and receive payments in such local currency. If we sell products or services in a foreign currency, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

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

We sell most of our products to a small number of customers, and we expect that this will continue. For the fiscal year ended December 28, 2003 and December 29, 2002, our largest customer, Nortel, accounted for approximately 57% and 49% of our net sales, respectively, or $135.5 million and $187.5 million. For the years ended December 28, 2003 and December 29, 2002, customers that accounted for 10% or more of our net sales included Nokia for both years and Cingular Wireless for fiscal 2002. The majority of our product sales are to original equipment manufacturers of wireless base station equipment. Our future success is dependent upon the continued purchases of our products by such manufacturers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one customer could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	each of our customers have significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	direct competition should a customer decide to increase its current level of radio frequency power amplifier manufacturing; and

•	concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

We have a history of significant reductions in demand which demonstrates the risks related to our customer and industry concentration levels. During fiscal 2003, we experienced an overall reduction in revenue of $145.8 million from our 2002 revenue levels, $52.0 million of which related to a single customer, Nortel, as a result of an industry-wide reduction in demand. We experienced a drop in revenue of $147.1 million from fiscal 2000 revenue levels during fiscal 2001, also as a result of an industry-wide reduction in demand. In 1998, we had a significant geographic customer concentration in South Korea, which experienced an economic and financial crisis. Further impacting our ability to forecast future revenue, many of our customers, including Nortel, provide minimal lead-time prior to the release of their purchase orders and have non-binding commitments to purchase from us. It is therefore difficult for us to predict our future sales.

We have experienced significant reductions in demand for our products from both original equipment manufacturers and network operator customers, and if this continues, our operating results will continue to be adversely impacted.

During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. As a result, we experienced decreased revenues during fiscal 2003. If these reductions in overall market demand continue to result in significant reductions in future demand for our products from our original equipment manufacturer customers, our revenues will be flat or down and our results of operations will continue to be negatively impacted.

We have also experienced significant reductions in network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in continued reduced demand for our products which will have a material adverse effect on our business.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of any obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs; and

•	discounts given to certain customers for large volume purchases.

We have regularly generated a large percentage of our revenues in the last month of a quarter. Since we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which such orders ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our revenues and results of operations.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The average sales price for our products have declined by between 5% and 24% from 2002 to 2003. Fierce competition among our competitors has also contributed to the downward price pressure on our products. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increase average selling prices, our gross margins will continue to decline.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Our revenues come primarily from the sale of radio frequency power amplifiers for wireless communications networks. Our future success depends upon the continued growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced during fiscal 2003. During this period, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks has had a negative impact on our operating results during fiscal 2003. If wireless network operators continue to delay or maintain reduced levels of capital spending, our operating results will continue to be negatively impacted.

Many of our wireless infrastructure manufacturer customers have internal radio frequency power amplifier production and/or design capabilities and thereby effectively compete against us.

Many of our customers internally design and/or manufacture their own radio frequency power amplifiers. These customers also continuously evaluate whether to manufacture their own radio frequency power amplifiers or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design radio frequency power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. In the event that our customers manufacture or design their own radio frequency power amplifiers, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell radio frequency power amplifiers externally to other manufacturers, thereby competing directly with us. If, for any reason, our customers decide to produce their radio frequency power amplifiers internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

Our reliance on contract manufacturers to produce our products exposes us to risks of excess inventory or inventory carrying costs.

If our contract manufacturers are unable to timely respond to changes in customer demand, we may be unable to produce enough product to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from other suppliers and subcontractors that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material.

By using contract manufacturers, our ability to directly control the use of all inventory is reduced since we do not have full operating control over their operations. If we are unable to accurately forecast demand for our contract manufacturers and manage the costs associated with our contract manufacturers, we may be required to pay inventory carrying costs or purchase excess inventory. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our operating results and liquidity would be negatively impacted.

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

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, also purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “retune” our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our results of operations.

Our reliance on single or limited sources for components exposes us to potential product quality issues.

Our reliance on certain single-source and limited-source components and products exposes us and our contract manufacturers to quality control risks if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in a single-source or limited-source component or product could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or effectively retune or redesign our products, we could lose customer orders or incur additional costs, which would have a material adverse effect on our results of operations.

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Mitsubishi Electric Corporation and REMEC, Inc., in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal radio frequency power amplifier manufacturing operations and radio frequency amplifier design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share which in return has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the radio frequency power amplifier market, our revenues will decline, which would negatively impact our results of operations.

Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and evolving technological standards could have a negative impact on our ability to sell our products.

To succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users. To develop new products, we invest in the research and development of radio frequency power amplifiers for wireless communications networks. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for next generation networks, as well as development projects for products requested by our customers and improvements to our existing products. The deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. Our research and development efforts are generally funded internally and our customers do not normally pay for our research and development efforts. These costs are expensed as incurred. Therefore, if our efforts are not successful at creating or improving products that are purchased by our customers, there will be a negative impact on our operating results due to high research and development expenses.

We may fail to develop products that are sufficiently manufacturable, which could negatively impact our ability to sell our products.

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our contract manufacturers’ staff of trained technicians. If we cannot design our products to minimize the manual tuning process, or if our contract manufacturers lose a number of trained technicians or are unable to attract additional trained technicians, we may be unable to have our products manufactured in a cost effective manner.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products.

We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own, high quality radio frequency power amplifiers and have stringent quality control standards.

If we are unable to hire and retain highly qualified technical and managerial personnel, we may not be able to sustain or grow our business.

Competition for personnel, particularly qualified engineers, is intense. The loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, results of operations and financial condition. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to Powerwave or the failure to achieve our intellectual property objectives may also have a material adverse effect on our business.

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

For fiscal 2003, 2002, and 2001, international revenues (excluding North American sales) accounted for approximately 46%, 33%, and 41% of our net sales, respectively. We currently expect that international revenues will continue to account for a significant percentage of our revenues in the foreseeable future. Any failure on our part to effectively manage these multinational business risks would seriously reduce our competitiveness in the wireless infrastructure marketplace.

Our proposed exchange offer to acquire all of the outstanding shares of LGP Allgon, as well as other future acquisitions or strategic alliances may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

On November 30, 2003, we agreed to commence an exchange offer to acquire all of the outstanding shares of LGP Allgon, a company organized under the laws of Sweden. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. In addition to the proposed acquisition of LGP Allgon, we continually evaluate these types of opportunities. In the future, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions, including the proposed acquisition of LGP Allgon, subject us to numerous risks, including the following:

•	difficulty integrating the operations, technology and personnel of the acquired company;

•	inability to achieve the anticipated financial and strategic benefits of the specific acquisition or strategic alliance;

•	inability to retain key technical and managerial personnel from the acquired company;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management’s attention from other business concerns;

•	difficulty in maintaining our relationships with existing suppliers or customers;

•	failure of our due diligence process to identify significant issues, including issues with respect to product quality, product architecture, legal and financial contingencies, and product development; and

•	significant exit charges if products acquired in business combinations are unsuccessful.

If we are unable to effectively manage these risks as part of our acquisition of LGP Allgon or any other acquisition or joint venture, our business would be adversely affected.

There are significant risks related to our contract manufacturing operations in Asia.

As part of our strategy to reduce our production costs, we have outsourced the majority of our manufacturing operations to contract manufacturers in China, Singapore and Thailand. This subjects us to the risks of doing business in these countries. The Chinese legal system is relatively new and lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage.

Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments during the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable. Utilizing contract manufacturers and suppliers throughout the Asia region exposes our operations to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States.

The initial sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months, which could cause delays in forecasted sales and cause us to incur substantial expenses before we record any associated revenues.

Our customers normally conduct significant technical evaluations, trials and qualifications of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from both our customers and us in order to ensure that our product designs are fully qualified to perform as required. The qualification and evaluation process, as well as customer field trials, may take longer than initially forecasted, thereby delaying the shipment of sales forecasted for a specific customer for a particular quarter and causing our operating results for the quarter to be less than originally forecasted. Such a sales shortfall would reduce our profitability and negatively impact our results of operations.

Protection of our intellectual property is limited.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted a total of 28 U.S. patents and 14 foreign patents, and we have filed applications for over 25 additional U.S. patents and over 50 additional foreign patents.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 28, 2003, the price of our Common Stock ranged from a high of $20.77 to a low of $2.62. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations of future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors; and

•	changes in the wireless industry.

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

We purchase insurance to cover a wide variety of potential risks and liabilities. In the current worldwide insurance market, premiums are rising rapidly while coverage is becoming increasingly restrictive. Our total cost of insurance increased by more than 47% during fiscal 2003 and is expected to further increase in fiscal 2004. It is also possible that certain coverages may no longer be available or may only be available at prices that are prohibitively expensive. If we are unable to maintain our insurance coverages at their historical levels and at a reasonable cost, or if we are forced to bear an increased portion of the risks that we have traditionally insured, our results of operations and financial condition could be adversely affected due to increased insurance costs and potential losses arising from reduced coverages.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At December 28, 2003, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

Our international sales expose us to foreign currency risk in the ordinary course of our business. Currently, we do not enter into derivative financial instruments. Aside from the net operating costs of our foreign operations in France, Finland, Singapore and the United Kingdom, initial direct network operator sales in Europe and our local revenues and operating costs of our foreign operations in China, we have not to date been required to transact any significant portion of our business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at December 28, 2003. However, we currently anticipate that a greater percentage of our sales will be made in foreign currencies as we begin selling additional products to certain customers in their local foreign currency during fiscal 2004. This, in turn, will increase our direct foreign currency exposure in the future. See “Disclosure About Foreign Currency Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Interest Rate Risk

As of December 28, 2003, we had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%. We also have a short-term investment portfolio of approximately $255.0 million with maturities of three months or less. These cash equivalents exposed us to interest rate risk as short-term investment rates remained at historical lows during fiscal 2003. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to material fluctuations in principal and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

Commodity Price Risk

Our contract manufacturers require significant quantities of radio frequency transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the Company) as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in Item 8. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

February 12, 2004

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2003	December 29, 2002
ASSETS
Current assets:
Cash and cash equivalents	$260,528	$162,529
Accounts receivable, net of allowance for sales returns and doubtful accounts of $2,332 and $2,505 at December 28, 2003 and December 29, 2002, respectively	56,278	53,264
Inventories	15,187	29,921
Prepaid expenses and other current assets	6,413	9,288
Deferred tax assets	6,940	6,931

Total current assets	345,346	261,933

Property, plant and equipment, net	67,975	84,822
Goodwill	3,439	4,852
Deferred tax assets	35,990	14,922
Other non-current assets	13,507	2,644

TOTAL ASSETS	$466,257	$369,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,942	$26,842
Accrued expenses and other current liabilities	16,159	16,587

Total current liabilities	65,101	43,429
Long-term debt	130,000	—
Other non-current liabilities	119	83

Total liabilities	195,220	43,512

Commitments and contingencies (Note 13)	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 135,000 shares authorized, 63,257 shares issued and outstanding at December 28, 2003 and 65,707 shares issued and outstanding at December 29, 2002	225,651	247,415
Accumulated other comprehensive loss	(1)	—
Retained earnings	45,387	78,246

Total shareholders’ equity	271,037	325,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$466,257	$369,173

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net sales	$239,069	$384,889	$300,293

Cost of sales	222,854	322,107	270,507

Gross profit	16,215	62,782	29,786

Operating expenses:
Sales and marketing	11,557	11,384	13,733
Research and development	38,928	33,087	34,750
General and administrative	13,946	14,401	15,973
Restructuring and impairment charges	7,608	—	2,945

Total operating expenses	72,039	58,872	67,401

Operating income (loss)	(55,824)	3,910	(37,615)

Other income, net	2,394	1,963	5,565

Income (loss) before income taxes	(53,430)	5,873	(32,050)

Provision for (benefit from) income taxes	(20,571)	1,762	(11,538)

Net income (loss)	$(32,859)	$4,111	$(20,512)

Basic earnings (loss) per share	$(0.51)	$0.06	$(0.33)

Diluted earnings (loss) per share	$(0.51)	$0.06	$(0.33)

Basic weighted average common shares	64,667	65,485	64,197

Diluted weighted average common shares	64,667	66,230	64,197

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net income (loss)	$(32,859)	$4,111	$(20,512)
Other comprehensive loss, net of tax:
Reclass of unrealized gains for amounts included in net income (loss)	—	—	(276)
Foreign currency translation adjustments	(1)	—	—

Comprehensive income (loss)	$(32,860)	$4,111	$(20,788)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2000	63,509	$221,349	$276	$94,647	$316,272
Issuance of Common Stock related to the exercise of stock options	1,177	6,605	—	—	6,605
Tax benefit related to stock option exercises	—	6,536	—	—	6,536
Compensation expense related to stock option grants	—	59	—	—	59
Issuance of Common Stock related to the Employee Stock Purchase Plan	145	2,857	—	—	2,857
Tax benefit related to the sale of shares purchased under the Employee Stock Purchase Plan	—	146	—	—	146
Issuance of Common Stock, net	250	4,548	—	—	4,548
Net loss	—	—	—	(20,512)	(20,512)
Reclassification of unrealized gains for amounts included in net income	—	—	(276)	—	(276)

Balance at December 30, 2001	65,081	$242,100	$—	$74,135	$316,235
Issuance of Common Stock related to the exercise of stock options	402	2,024	—	—	2,024
Tax benefit related to stock option exercises	—	1,222	—	—	1,222
Compensation expense related to stock option grants	—	59	—	—	59
Issuance of Common Stock related to the Employee Stock Purchase Plan	224	1,941	—	—	1,941
Tax benefit related to the sale of shares purchased under the Employee Stock Purchase Plan	—	69	—	—	69
Net income	—	—	—	4,111	4,111

Balance at December 29, 2002	65,707	$247,415	$—	$78,246	$325,661
Issuance of Common Stock related to the exercise of stock options	265	1,120	—	—	1,120
Tax benefit related to stock option exercises	—	370	—	—	370
Compensation expense related to stock option grants	—	38	—	—	38
Issuance of Common Stock related to the Employee Stock Purchase Plan	430	1,505	—	—	1,505
Tax benefit related to the sale of shares purchased under the Employee Stock Purchase Plan	—	203	—	—	203
Stock repurchases	(3,145)	(25,000)	—	—	(25,000)
Foreign currency translation adjustments	—	—	(1)	—	(1)
Net loss	—	—	—	(32,859)	(32,859)

Balance at December 28, 2003	63,257	$225,651	$(1)	$45,387	$271,037

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,859)	$4,111	$(20,512)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,214	22,053	25,922
Non-cash restructuring and impairment charges	10,909	—	6,547
Provision for sales returns and doubtful accounts	2,004	3,967	1,988
Provision for excess and obsolete inventories	3,308	5,797	8,828
Deferred income taxes	(20,503)	11,339	(11,240)
Compensation costs related to stock options	38	59	59
Loss (gain) on disposal of property, plant and equipment	(24)	770	267
Gain on sale of available-for-sale securities	—	—	(568)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,019)	2,502	18,426
Inventories	10,724	(2,193)	8,922
Prepaid expenses and other current assets	624	(3,693)	(587)
Accounts payable	22,099	4,150	(28,525)
Accrued expenses and other current liabilities	(70)	(6,616)	(3,093)
Other non-current assets	(3,574)	(2,185)	6
Other non-current liabilities	35	15	(168)

Net cash provided by operating activities	6,906	40,076	6,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,903)	(5,062)	(21,608)
Proceeds from the sale of property, plant and equipment	1,515	1,198	4
Proceeds from sale of available-for-sale securities	—	—	568
Payment received on notes receivable	—	—	26
Acquisition, net of cash acquired	(9,934)	—	(68)

Net cash used in investing activities	(12,322)	(3,864)	(21,078)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	125,869	—	—
Principal payments on long-term debt	(79)	(819)	(218)
Common stock repurchases	(25,000)	—	—
Proceeds from the sale of stock under Employee Stock Purchase Plan	1,505	1,941	2,857
Proceeds from exercise of stock options	1,120	2,024	6,605

Net cash provided by financing activities	103,415	3,146	9,244

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97,999	39,358	(5,562)
CASH AND CASH EQUIVALENTS, beginning of period	162,529	123,171	128,733

CASH AND CASH EQUIVALENTS, end of period	$260,528	$162,529	$123,171

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest expense	$46	$81	$82

Income taxes	$(160)	$(9,662)	$400

NON-CASH ITEMS:
Acquisition of property and equipment through capital lease	$—	$—	$128

Tax benefit related to stock options exercised	$370	$1,222	$6,536

Tax benefit related to the issuance of Common Stock under the Employee Stock Purchase Plan	$203	$69	$146

Reclassification of unrealized gains for amounts included in net income, net of tax of $192	$—	$—	$276

In conjunction with its acquisitions, the Company assumed liabilities as follows:

Fair value of assets acquired	$10,359	$—	$5,324
Cash paid, net of cash acquired	(9,934)	—	(68)

Liabilities assumed	$425	$—	$5,256

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies, Inc. (“Powerwave” or the “Company”) is a Delaware corporation engaged in the design, manufacture and marketing of radio frequency power amplifiers and related equipment for use in the wireless communications market. The Company sells both single and multi-carrier radio frequency power amplifiers for a variety of frequency ranges and a wide range of digital and analog transmission protocols. The Company’s products are currently being utilized in cellular, PCS and 3G base stations throughout the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Powerwave Technologies, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fiscal Year

The Company operates on a 52-53 week fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal quarters generally span 13 weeks, with the exception of a 53-week fiscal year, when an additional week is added to adjust the year to the Sunday closest to December 31. During such years, the additional week is added to the first quarter of such year. Fiscal year 2001 ended on December 30, 2001, fiscal year 2002 ended on December 29, 2002, and fiscal 2003 ended on December 28, 2003. Fiscal year 2004, as 53-week fiscal year, will end on January 2, 2005 and fiscal year 2005 will end on January 1, 2006.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (“EITF”) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The Company adopted the provisions of SFAS 146 effective January 1, 2003 and such adoption did not have a material impact on the consolidated financial statements. All restructuring charges recognized during the year ended December 28, 2003 have been recorded in accordance with the requirements of SFAS 146.

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

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE’s.

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

In November 2003, FASB issued FASB Staff Position No. 150-3 (“FSS 150-3”) which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period.

The Company adopted the provisions of SFAS 150 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting years. Actual results could differ from those estimates.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company continuously monitors collections and payments from its customers and regularly adjusts credit limits of customers based upon payment history and a customer’s current credit worthiness, as judged by the Company. The Company records a provision for estimated credit losses and such losses have been within management’s expectations.

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

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in SFAS No. 144. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

Goodwill

The Company adopted SFAS 142 effective December 31, 2001 and no impairment was identified. As a result, Powerwave is no longer required to amortize goodwill or workforce intangibles effective for fiscal 2002 and such amounts have been combined and reported as goodwill in the reported balance sheets at December 28, 2003 and December 29, 2002. Prior to the adoption of SFAS 142, these intangibles were amortized over the following estimated useful lives:

Goodwill	10 years
Workforce	10 years

Total amortization expense related to these items of $0.5 million was recorded as expense in the financial statements for fiscal year 2001. Had the non-amortization provisions of SFAS 142 been in effect for fiscal year 2001, earnings (loss) per share would have improved by less than $0.01 per share.

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

Warranties

The Company offers warranties generally ranging from one to five years, depending on the product and negotiated terms of purchase agreements with its customers. Such warranties require the Company to repair or replace defective product returned to the Company during such warranty period at no cost to the customer. An estimate by the Company for warranty related costs is recorded by the Company at the time of sale based on its actual historical product return rates and expected repair costs. Such costs have been within management’s expectations.

Stock Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), the Company has elected to continue using the intrinsic value method of accounting for stock based awards granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations to account for its stock option and purchase plans. Powerwave only records compensation expense for stock based awards granted with an exercise price below the market value of the Company’s stock at the grant date.

The Black-Scholes option valuation model prescribed by SFAS No. 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during 2003, 2002, and 2001 were $2.54 per share, $7.07 per share, and $9.01 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, would have approximated the pro forma amounts indicated below:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Net income (loss):
As reported	$(32,859)	$4,111	$(20,512)
Deduct: Additional expense per SFAS No. 123, fair value method, net of related tax effects	(8,201)	(12,566)	(17,583)

Pro forma	$(41,060)	$(8,455)	$(38,095)

Basic earnings (loss) per share:
As reported	$(0.51)	$0.06	$(0.33)
Pro forma	$(0.63)	$(0.13)	$(0.59)
Diluted earnings (loss) per share:
As reported	$(0.51)	$0.06	$(0.33)
Pro forma	$(0.63)	$(0.13)	$(0.59)

The fair value of options granted under the Company’s stock incentive plans during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Weighted average risk-free interest rate	1.73 – 2.05%	2.18%	3.35%
Expected life (in years)	5.2	5.1	5.2
Expected stock volatility	49% - 177%	180%	105%
Dividend yield	None	None	None

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

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), some of Powerwave’s international operations use the respective local currencies as their functional currency while other international operations use the U.S. Dollar as their functional currency. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. The Company’s international subsidiaries that have the U.S. Dollar as their functional currency translate monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiaries are included in other income, net and have historically not been significant. The Company’s international subsidiaries that do not have the U.S. Dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiaries are included as a component of shareholders’ equity.

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

Comprehensive Operations

For the year ended December 28, 2003, the Company had other comprehensive losses of $1,000 related to adjustments resulting from foreign currency translation. The year ended December 29, 2002 had no other comprehensive income (loss). For the year ended December 30, 2001, the Company had other comprehensive loss of $0.3 million, all of which reflects the change in unrealized gains on available-for-sale securities, net of tax.

Note 3. Inventories

Net inventories consist of the following:

	December 28, 2003	December 29, 2002
Parts and components	$5,295	$7,939
Work-in-process	722	900
Finished goods	9,170	21,082

Total inventories	$15,187	$29,921

Inventories are net of an allowance for excess and obsolete inventory of approximately $8.6 million and $9.0 million as of December 28, 2003 and December 29, 2002, respectively. Powerwave regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on sales backlog, forecasted product demand and production requirements for the next twelve months.

Note 4. Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	December 28, 2003	December 29, 2002
Machinery and equipment	$51,464	$70,568
Buildings and improvements	38,660	38,227
Land	14,838	14,838
Office furniture and equipment	12,171	10,199
Leasehold improvements	953	953
Construction in progress	—	468

Gross property, plant and equipment	118,086	135,253
Less: Accumulated depreciation and amortization	(50,111)	(50,431)

Total property, plant and equipment	$67,975	$84,822

During fiscal 2003, Powerwave determined that certain of its equipment had become excess to its production requirements as a result of its restructuring efforts and, therefore, was no longer useful to the Company. This equipment was physically segregated from the Company’s remaining active equipment and sold or disposed of prior to December 28, 2003. The difference between the estimated net selling price for such equipment and its net book value resulted in an impairment charge of approximately $3.0 million during fiscal 2003. See Note 7 for additional details.

Note 5. Other Non-Current Assets

Other non-current assets consist of the following:

	December 28, 2003	December 29, 2002
Building held for sale (Note 17)	$5,850	$—
Deferred acquisition costs	3,607	—
Debt issue costs	3,769	—
Long-term prepaid expenses	91	2,073
Other non-current assets	190	571

Total other non-current assets	$13,507	$2,644

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 28, 2003	December 29, 2002
Accrued warranty costs	$4,829	$5,133
Accrued payroll and employee benefits	3,203	4,015
Accrued vendor cancellations costs	743	982
Accrued income taxes	2,374	2,281
Accrued interest expense	750	8
Accrued sales tax	921	602
Other accrued expenses	3,339	3,566

Total accrued expenses and other current liabilities	$16,159	$16,587

Note 7. Restructuring and Impairment Charges

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

During fiscal 2003, Powerwave accelerated the restructuring of its manufacturing operations to outsource the majority of its production to contract manufacturers located in Asia in order to further reduce the Company’s operating cost structure and enable it to be more competitive. Additionally, the Company accelerated the timing of technology transitions and new product introductions due to its transition to outsourced manufacturing and the continued economic downturn that has significantly impacted demand in the wireless infrastructure industry. As a result, the Company recorded approximately $10.6 million of restructuring and impairment charges during fiscal 2003. These charges included cash restructuring charges of approximately $4.6 million related primarily to severance payments made in connection with a reduction in its work force of approximately 560 employees. The remaining non-cash impairment charges of approximately $6.0 million related to a $3.0 million write-down of excess manufacturing and test equipment that was disposed of and a $3.0 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that were implemented during the year. These restructuring and impairment charges were recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. Approximately $7.9 million of the total $15.5 million restructuring and impairment charges incurred during fiscal 2003 was recorded in cost of sales and approximately $7.6 million was recorded in operating expenses.

A summary of the Company’s restructuring and impairment activities during year ended December 28, 2003 is as follows:

	Employee Severance	Equipment Writedown	Goodwill & Intangible Writedown	Total
Total amounts expensed to date	$4,551	$2,982	$7,927	$15,460
Identified future restructuring and impairment costs	—	—	—	—

Total identified restructuring and impairment costs	$4,551	$2,982	$7,927	$15,460

A summary of the activity that affected the Company’s accrued restructuring costs for the year ended December 28, 2003 is as follows:

	Employee Severance	Equipment Writedown	Goodwill & Intangible Writedown	Total
Balance at December 29, 2002	$—	$—	$—	$—
Amounts expensed	4,551	2,982	7,927	15,460
Amounts paid/incurred	(4,531)	(2,982)	(7,927)	(15,440)

Balance at December 28, 2003	$20	$—	$—	$20

As a result of poor economic conditions and reductions in the forecasted future demand for products acquired through the Company’s acquisition of the radio frequency amplifier group of Hewlett Packard Company, Powerwave recorded a non-cash charge of $6.5 million during fiscal year 2001 for the impairment of intangible assets associated with such acquisition. This charge included approximately $3.6 million recorded in cost of sales related to the write-down of developed technology and approximately $2.9 million recorded in operating expenses related to the write-down of goodwill.

Note 8. Financing Arrangements and Long-Term Debt

On July 18, 2003, Powerwave completed the private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008. The notes are convertible into shares of the Common Stock of Powerwave at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25% with interest payable semi-annually on January 15 and July 15. The notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company. The notes are callable by the Company beginning July 22, 2007. Powerwave used a portion of the proceeds of the offering to fund the repurchase of $25.0 million of the Company’s Common Stock (3,144,654 shares) simultaneously with the issuance of the notes. The Company received net cash proceeds of approximately $100.9 million after the deduction of the amount used for the Common Stock repurchase and debt issuance costs.

The Company maintains an unsecured revolving credit agreement with Comerica Bank-California. This credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20.0 million (the “Revolving Commitment Amount”) and expires on May 31, 2004. The Company is required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.00% at December 28, 2003) or the bank’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon the Company’s debt leverage ratio. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At December 28, 2003, the Company was in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20.0 million of the Revolving Commitment Amount was available to the Company at December 28, 2003.

Note 9. Shareholders’ Equity

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

In July 2003, the Company repurchased $25.0 million worth of its stock, or 3,144,654 shares, in conjunction with its private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008. See Note 8.

Note 10. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company matches 100% of the first 3% of eligible compensation contributed and 50% of the next 2% of eligible compensation contributed. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Employer matching contributions for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 were $1.0 million, $1.2 million, and $1.1 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended December 28, 2003, December 29, 2002 or December 30, 2001.

Note 11. Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) provides that a total of 3,000,000 shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During fiscal 2003, the twelfth and thirteenth purchases under the ESPP occurred on January 31, 2003 and July 31, 2003, respectively. A total of 254,602 shares were purchased in the twelfth purchase at $3.50 per share and 175,579 shares were purchased in the thirteenth purchase at $3.49 per share. At December 28, 2003, there were rights to purchase approximately 110,000 shares outstanding under the ESPP’s fourteenth offering, which will conclude on January 30, 2004. There were 1,627,922 shares available for purchase at December 28, 2003 under the ESPP.

Note 12. Stock Option Plans

The purposes of the Company’s stock option plans are to attract and retain the best available personnel for positions of substantial responsibility with the Company and to provide participants with additional incentives in the form of options to purchase the Company’s Common Stock which will encourage them to acquire a proprietary interest in, and to align their financial interests with those of the Company and its shareholders. All of the Company’s stock option plans have been approved by the Company’s shareholders.

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 1995 Plan provides for the grant of non-statutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common

Stock on the grant date as determined by the Company’s Board of Directors. In addition, for any individual possessing 10% or more of the voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company’s Board of Directors. Options generally vest at the rate of 25% on the first anniversary of the grant date and 2% per month thereafter. All options expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company’s Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company’s Common Stock. As of December 28, 2003, a total of 5,551,116 options have been exercised under the 1995 Plan, of which a total of 2,266,116 shares of Common Stock have been funded from those shareholders party to the amended Stockholder’s Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At December 28, 2003 there were 264,285 options outstanding under the 1995 Plan at a weighted average exercise price of $4.05 per share. There were 444 shares available for grant under the 1995 Plan at December 28, 2003 and there were a total of 264,729 shares of Common Stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), as amended, provides for the granting of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1996 Plan. As of December 28, 2003, all of the options granted under the 1996 Plan have been non-statutory options. The 1996 Plan provides that for non-statutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Authority to control and manage the 1996 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than ten years after the grant date. As of December 28, 2003, a total of 3,978,045 options had been exercised under the 1996 Plan and there were 4,703,806 options outstanding under the 1996 Plan at a weighted average exercise price of $12.80 per share. There were 318,149 shares available for grant under the 1996 Plan at December 28, 2003.

1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 (5,000 shares for years prior to 2002) shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 28, 2003, a total of 195,000 options had been exercised under the Director Plan. There were 460,000 options outstanding under the Director Plan as of December 28, 2003 at a weighted average exercise price of $23.79 per share. There were 545,000 shares available for grant under the Director Plan at December 28, 2003.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provides that a total of 2,640,000 shares of the Company’s Common Stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only non-statutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more executive officers of the Company (the “Administrator”). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a “re-pricing” of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of December 28, 2003, 4,572 shares had been exercised under the 2000 Plan. There were 2,556,846 options outstanding under the 2000 Plan as of December 28, 2003 at a weighted average exercise price of $11.90 per share. There were 78,582 shares available for grant under the 2000 plan at December 28, 2003.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders of the Company on April 24, 2002. The 2002 Plan provides that a total of 2,000,000 shares of the Company’s Common Stock are reserved for issuance under the 2002 Plan. Employees and consultants or independent advisors who are in the service of the Company or its subsidiaries are eligible to participate in the 2002 Plan. The Company’s executive officers and other highly paid employees are also eligible to participate in the 2002 Plan. The 2002 Plan provides only for the granting of non-statutory stock options. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2002 Plan be granted options under the 2002 plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2002 Plan shall have a maximum term of no more than ten years from the grant date. Authority to control and manage the 2002 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine the administration of the 2002 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more officers of the Company. All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2002 Plan shall have the authority, consistent with the provisions of the 2002 Plan and the authority of the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2002 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an option agreement to effect a “re-pricing” of the exercise price of such option either by (1) lowering the exercise price of a previously granted option or (2) by canceling a previously granted option and granting a new option except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2002 Plan shall not be considered a re-pricing of such option. As of December 28, 2003, 17,397 shares had been exercised under the 2002 Plan. There were 967,059 options outstanding under the 2002 Plan as of December 28, 2003 at a weighted average exercise price of $5.39 per share. There were 1,015,544 shares available for grant under the 2002 plan at December 28, 2003.

At December 28, 2003, a total of 1,957,719 options were available for grant under all of the Company’s option plans. The following table summarizes activity under the Company’s stock plans.

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2000	8,267	$ 0.82 - $73.56	$16.40	2,047	$5.31
Granted	2,292	$10.50 - $50.00	$14.03
Exercised	(1,293)	$ 0.82 - $17.71	$5.46
Canceled	(1,244)	$ 2.29 - $73.56	$17.01

Balance at December 30, 2001	8,022	$ 0.82 - $73.56	$17.39	3,319	$13.54
Granted	3,033	$ 3.37 - $20.10	$8.17
Exercised	(468)	$ 0.82 - $11.66	$4.59
Canceled	(988)	$ 4.58 - $67.08	$24.21

Balance at December 29, 2002	9,599	$ 0.82 - $73.56	$14.40	4,545	$15.61
Granted	1,527	$ 3.12 - $10.04	$6.63
Exercised	(317)	$ 1.33 - $ 6.52	$3.96
Canceled	(1,857)	$ 3.66 - $73.56	$21.13

Balance at December 28, 2003	8,952	$ 0.82 - $67.08	$12.05	4,855	$13.91

The following table summarizes information about all stock options outstanding at December 28, 2003 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan and 2002 Plan.

	Options Outstanding at December 28, 2003			Options Exercisable at December 28, 2003
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$ 0.82 - $ 4.58	1,230	$3.25	4.62	1,131	$3.22
$ 4.64 - $ 5.41	1,755	$5.36	7.71	609	$5.31
$ 5.42 - $ 7.60	1,676	$6.57	6.73	278	$6.49
$ 7.61 - $11.81	1,831	$10.96	4.99	1,106	$13.48
$11.82 - $22.83	1,558	$16.73	4.61	1,029	$17.07
$22.83 - $67.08	902	$41.37	4.79	702	$41.39

Total	8,952	$12.05	5.71	4,855	$13.91

The Company records compensation expense for options granted with an exercise price below the market value of the Company’s Common Stock at the date of grant. This compensation expense is calculated as the difference between the market value of the stock and the option exercise price at the grant date and is amortized over the option vesting period. The Company recorded a total of $0.04 million, $0.06 million and $0.06 million as compensation expense during fiscal years 2003, 2002, and 2001, respectively. There was no remaining unamortized compensation expense as of December 28, 2003.

Note 13. Commitments and Contingencies

Powerwave had various outstanding leases as of December 28, 2003, the majority of which relate to real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 8,100 square feet of engineering and office space in Bristol, United Kingdom.

Future minimum lease payments required under all operating leases at December 28, 2003 are payable as follows:

Fiscal Year	Total
2004	1,661
2005	1,370
2006	1,284
2007	586
2008	178
Thereafter	125

Total	$5,204

Total rent expense was $1.9 million, $2.0 million and $2.8 million for the years ended December 28, 2003, December 29, 2002 and December 30, 2001, respectively.

Powerwave is subject to various legal proceedings from time to time as part of its business. As of December 28, 2003, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Note 14. Contractual Guarantees and Indemnities

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the years ended December 29, 2002 and December 28, 2003 is as follows:

Description	Accrued Warranty Costs
Balance at December 30, 2001	$6,669
Reductions for warranty costs incurred	(3,647)
Warranty accrual related to current year sales	2,942
Change in estimate related to previous warranty accruals	(831)

Balance at December 29, 2002	$5,133

Reductions for warranty costs incurred	(3,265)
Warranty accrual related to current year sales	2,771
Change in estimate related to previous warranty accruals	190

Balance at December 28, 2003	$4,829

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of December 28, 2003 is included below:

Intellectual Property Indemnities

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

Director and Officer Indemnities and Contractual Guarantees

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

The Company has also entered into severance and change in control agreements with certain of its executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with Powerwave.

General Contractual Indemnities/Products Liability

During the normal course of business, the Company enters into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by the Company’s products. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount. Historically, any amounts payable pursuant to such contractual indemnities have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery to the Company in the event of an indemnification claim.

Workers Compensation Insurance Guarantees

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

Note 15. Income Taxes

The provision (benefit) for income taxes for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 consists of the following:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Current:
Federal	$(179)	$(9,337)	$(483)
State	34	(240)	174
Foreign	77	—	11

Total current provision (benefit)	(68)	(9,577)	(298)

Deferred:
Federal	(17,914)	11,008	(10,353)
State	(2,597)	298	(887)
Foreign	8	33	—

Total deferred provision (benefit)	(20,503)	11,339	(11,240)

Provision (benefit) for income taxes	$(20,571)	$1,762	$(11,538)

The provision (benefit) for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 as follows:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Taxes at federal statutory rate	$(18,700)	$2,055	$(11,217)
State taxes, net	(1,666)	(57)	(463)
Other	(205)	(236)	142
Research and experimentation tax credits	—	(1,052)	(387)
Change in valuation allowance	—	1,052	387

Provision (benefit) for income taxes	$(20,571)	$1,762	$(11,538)

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002
Depreciable property and equipment	$(2,496)	$(5,524)
Accruals and provisions	4,327	4,631
Costs capitalized into inventories	3,951	4,311
State taxes	(2,337)	(1,403)
Amortizable intangible assets	10,827	8,809
Tax credit carry-forwards	10,926	10,992
Net operating loss carry-forwards	27,503	9,890
Other	137	122
Valuation allowance	(9,908)	(9,975)

Net deferred tax assets	$42,930	$21,853

As of December 28, 2003, Powerwave had combined federal and state operating loss carry-forwards of approximately $66.6 million and $84.0 million, respectively, that expire from 2016 to 2023. The Company also had federal and California tax credit carry-forwards of $3.6 million and $7.3 million, respectively. The federal tax credits will begin to expire in 2016 and the California tax credits will begin to expire in 2006.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences, management believes that it is more likely than not that the remaining net deferred tax assets at December 28, 2003 will be realized by the Company.

Note 16. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 6,033,308 and 1,688,536 related to the Company’s convertible debt and stock option programs have been excluded from diluted weighted average common shares for the years ended December 28, 2003 and December 30, 2001, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted earnings (loss) per share:

	Fiscal Years Ended
	December 28, 2003	December 29, 2002	December 30, 2001
Basic:
Basic weighted average common shares	64,667	65,485	64,197
Net income (loss)	$(32,859)	$4,111	$(20,512)

Basic earnings (loss) per share	$(0.51)	$0.06	$(0.33)

Diluted:
Basic weighted average common shares	64,667	65,485	64,197
Potential common shares	—	745	—

Diluted weighted average common shares	64,667	66,230	64,197
Net income (loss)	$(32,859)	$4,111	$(20,512)

Diluted earnings (loss) per share	$(0.51)	$0.06	$(0.33)

Note 17. Acquisitions

On July 10, 2003, the Company completed the acquisition of certain assets and liabilities of Ericsson Amplifier Technologies, Inc. (“AMT”) pursuant to an asset purchase agreement. Under the asset purchase agreement, the Company purchased selected assets of AMT, including certain inventories, equipment and real estate for a cash payment of $9.8 million. The Company also assumed certain warranty obligations of AMT and made offers of employment to a limited number of employees of AMT as part of the purchase. In connection with the asset purchase, the Company also entered into an agreement to become a supplier of certain 2.1 GHz W-CDMA radio frequency power amplifiers of Ericsson AB. The acquisition was accounted for under the purchase method of accounting and the total purchase price of approximately $10.4 million, including assumed liabilities of $0.4 million and capitalized acquisition costs of $0.1 million, has been allocated as follows: $1.0 million to equipment, $5.9 million to assets held for sale, $0.1 million to contract intangibles and $3.4 million to goodwill. The results of operations of AMT are included in the consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition is not material to the Company’s results of operations for fiscal 2001, 2002 or 2003.

Note 18. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the years ended December 28, 2003, December 29, 2002, and December 30, 2001, sales to customers that accounted for 10% or more of revenues for the year totaled $171.0 million, $294.3 million, and $170.3 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 57%, 49%, and 44% of total revenues during such years, respectively. During the year ended December 28, 2003, one customer in addition to Nortel accounted for approximately 15% of total revenues. During the year ended December 29, 2002, two customers in addition to Nortel accounted for approximately 15% and 13% of total revenues. During the year ended December 30, 2001, one customer in addition to Nortel accounted for approximately 13% of total revenues during such period.

As of December 28, 2003, approximately 65% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during fiscal 2003. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 19. Supplier Concentrations

Certain of Powerwave’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components for its radio frequency power amplifiers from single-source suppliers as well as finished radio frequency amplifiers from single-source contract manufacturers. The inability to obtain single-source components or finished radio frequency amplifiers in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Note 20. Segments

Powerwave operates in a single business segment as a designer and manufacturer of radio frequency power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of radio frequency power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the radio frequency in which the product is utilized (i.e., 800-1000 MHz (commonly referred to as “cellular”), 1800-2000 MHz (commonly referred to as “PCS”) and over 2000 MHz, which includes 3G frequency bands. Cost of sales, operating expenses and specific assets are not tracked or allocated to these radio frequency ranges. The following schedule presents an analysis of Powerwave’s net sales based upon radio frequency range:

	Fiscal Years Ended
Radio Frequency Ranges	December 28, 2003	December 29, 2002	December 30, 2001
800-1000 MHz	$107,029	$242,498	$181,083
1800-2000 MHz	90,938	84,209	57,142
2000+ MHz	41,102	58,182	62,068

Total sales	$239,069	$384,889	$300,293

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended
Geographic Area	December 28, 2003	December 29, 2002	December 30, 2001
North America	$128,350	$257,009	$176,295
Asia	31,974	37,460	46,005
Europe and other international	78,745	90,420	77,993

Total sales	$239,069	$384,889	$300,293

North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to China, South Korea and other locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $63.8 million, $128.7 million, and $53.1 million during the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively. Sales to Finland were $35.4 million, $57.2 million, and $13.3 million during the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively. Sales to France were $41.4 million, $32.0 million, and $63.0 million during the years ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

The majority of Powerwave’s assets are located in the United States, in the State of California. Total accounts receivable as of December 28, 2003 include 35% from customers based in Canada, 33% from customers based in the United States and 18% from customers based in France.

Note 21. Related Party Transactions

As of December 28, 2003, the Company had no significant transactions with, receivables from, or payables to any related parties.

During the second quarter ended June 30, 2002, Ronald J. Buschur, the Chief Operating Officer of the Company, repaid a $1.4 million bridge loan that was issued by the Company in connection with his relocation to Southern California.

Note 22. Subsequent Events

On December 1, 2003, Powerwave and LGP Allgon, a company organized under the laws of Sweden (“LGP Allgon”) announced that they had agreed to combine their businesses in a strategic transaction. Under the terms of the proposed acquisition, Powerwave will commence a tender offer to acquire all of the outstanding shares of LGP Allgon, in exchange for newly-issued shares of Powerwave Common Stock. Each LGP Allgon share tendered into the exchange offer will be converted into 1.1 shares of Powerwave Common Stock. Based on Powerwave’s closing price on the Nasdaq National Market on November 28, 2003 (the last trading day before the announcement of the Transaction), the transaction values LGP Allgon shares at Swedish kronor (“SEK”) 61.87 ($8.1950 at the currency exchange rate of 7.55 SEK per USD as of November 28, 2003) per share. In addition, LGP Allgon shareholders will be offered the opportunity, under a cash alternative, to elect for all or a specified number of their LGP Allgon shares to be acquired by Powerwave for a fixed price of SEK 61.87 in cash per LGP Allgon share. The cash alternative is subject to an aggregate maximum of $125.0 million. Completion of the transaction is subject to Powerwave acquiring more than 90% of LGP Allgon’s stock in the exchange offer and through the exercise of options granted to Powerwave by certain shareholders of LGP Allgon, representing approximately 19% of the outstanding LGP Allgon shares. Depending on the form of consideration elected and the number of LGP Allgon shares tendered into the exchange offer, LGP Allgon shareholders will own between 37% and 46% of Powerwave’s outstanding shares of Common Stock upon completion of the transaction. Completion of the transaction is also subject to the approval by Powerwave’s shareholders of the stock issuance in the exchange offer under Nasdaq rules and a proposed amendment to Powerwave’s Certificate of Incorporation to increase its authorized shares of Common Stock, as well as regulatory approvals and satisfaction of other customary closing conditions. The parties anticipate that the transaction will be completed either late in the first quarter or in the second quarter of 2004.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarters Ended
	March 30, 2003	June 29, 2003	September 28, 2003	December 28, 2003
Fiscal 2003:
Net sales	$52,154	$51,509	$63,158	$72,248
Gross profit (loss)	$3,785	$(7,121)	$6,409	$13,142
Operating loss	$(17,264)	$(25,060)	$(10,819)	$(2,681)
Net loss	$(10,568)	$(15,237)	$(5,666)	$(1,388)

Basic loss per share	$(0.16)	$(0.23)	$(0.09)	$(0.02)
Diluted loss per share	$(0.16)	$(0.23)	$(0.09)	$(0.02)
Basic weighted average common shares	65,877	65,976	63,639	63,174
Diluted weighted average common shares	65,877	65,976	63,639	63,174

	Quarters Ended
	March 31, 2002	June 30, 2002	September 29, 2002	December 29, 2002
Fiscal 2002:
Net sales	$104,085	$113,368	$91,300	$76,136
Gross profit	$18,703	$21,571	$13,626	$8,883
Operating income (loss)	$3,199	$5,521	$643	$(5,452)
Net Income (loss)	$2,720	$4,377	$1,003	$(3,989)

Basic earnings (loss) per share	$0.04	$0.07	$0.02	$(0.06)
Diluted earnings (loss) per share	$0.04	$0.07	$0.02	$(0.06)
Basic weighted average common shares	65,233	65,415	65,584	65,707
Diluted weighted average common shares	66,675	66,223	66,069	65,707

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Powerwave and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s annual and periodic SEC filings.

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

John L. Clendenin, 69, has been non-executive Chairman of the Board of Directors of Powerwave since January 3, 1999 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Coca-Cola Enterprises, Inc., Equifax Inc., Acuity Brands, Inc., The Kroger Company and The Home Depot, Inc.

Daniel A. Artusi, 49, joined Powerwave’s Board of Directors in December 2002. Mr. Artusi is the President and Chief Executive Officer of Silicon Laboratories Inc., a designer and manufacturer of integrated circuits for the communications industry. Prior to joining Silicon Laboratories in August 2001, Mr. Artusi held various positions at Motorola, Inc. from 1977 to 2001. From August 1999 to August 2001, Mr. Artusi served as Corporate Vice President and General Manager of Motorola’s Networking and Computing Systems Group. Mr. Artusi served as Vice President and General Manager of Motorola’s Wireless Infrastructure Division from May 1997 to August 1999 and as General Manager of Motorola’s RF Products Division from April 1996 to May 1997.

Gregory M. Avis, 45, has been a member of Powerwave’s Board of Directors since October 1995. Mr. Avis has been a managing partner of Summit Partners, a venture capital and private equity firm, since January 1990. Mr. Avis also serves on the Board of Directors of Ditech Communications Corp. and IMPAC Medical Systems.

Bruce C. Edwards, 50, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation.

David L. George, 50, has been a member of Powerwave’s Board of Directors since November 1995. Since April 2002, he has served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks.

Eugene L. Goda, 67, has been a member of Powerwave’s Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

Carl W. Neun, 60, has been a member of Powerwave’s Board of Directors since February 2000. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun currently serves on the Board of Directors of Planar Systems, RadiSys Corp, and Oregon Steel Mills, Inc.

Safi U. Qureshey, 52, has been a member of Powerwave’s Board of Directors since February 2000. Mr. Qureshey is active an investor in early stage technology companies. Mr. Qureshey was the cofounder and former Chief Executive Officer and Chairman of AST Research, Inc. a personal computer company. Mr. Qureshey is also a former member of President Clinton’s Export Council and was a Regent’s Professor at the Graduate School of Management, University of California at Irvine.

Andrew J. Sukawaty, 48, has been a member of Powerwave’s Board of Directors since May 1998. Mr. Sukawaty is President and Chief Executive Officer of Cable Partners Europe L.L.C., formerly known as Callahan Associates International (UK), a global communications development and operating company. Mr. Sukawaty is also a Deputy Chairman of mm02, PLC, formerly BT Wireless, a Chairman of Telenet, and a non-executive Chairman of Inmarsat Group. From September 1996 to June 2000, Mr. Sukawaty served as President and Chief Executive Officer of Sprint PCS. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited, a British diversified broadcast transmission and communications company, since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., AT&T and Northwestern Bell.

Executive Officers

Bruce C. Edwards, 50, joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation.

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

Kevin T. Michaels, 45, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee and the current members of this committee are Gregory M. Avis, David L. George and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the Nasdaq marketplace rules. The Company’s Board of Directors has determined that Carl W. Neun, a member of the audit committee and Board of Directors, is an audit committee financial expert as such term is defined in Item 401(h) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission (“SEC”) and Nasdaq. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on a review of filings with the Securities and Exchange Commission and written representations by each executive officer and director that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, during fiscal 2003.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This code of ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of our Code of Business Conduct and Ethics Policy is attached as Exhibit 14 to this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

Powerwave’s compensation policies applicable to its executive officers are administered by the Compensation Committee of the Board of Directors. The Compensation Committee’s members consist of directors who are independent from the executive officers or the management of the Company. Powerwave’s executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize shareholder value. The programs are designed to enhance shareholder value by aligning the financial interests of the executive officers of the Company with those of our shareholders.

Compensation Policy

Powerwave’s executive compensation programs are based on the belief that the interests of the executives should be closely aligned with the Company’s shareholders. In support of this philosophy, a meaningful portion of each executive’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for Powerwave’s shareholders from both a short-term and long-term perspective. With this pay-for-performance and shareholder alignment orientation, Powerwave’s compensation policies and programs are designed to (1) attract, develop, reward and retain highly qualified and productive individuals; and (2) motivate executives to improve the overall performance and profitability of Powerwave.

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

Annual Management Bonus

Powerwave has established a cash bonus plan for all employees including executive management. Payment of bonuses is dependent on the Company achieving specific performance criteria for the fiscal year. During fiscal 2003, eighty percent of the bonus was tied to objective Company performance criteria related to operating revenue, pre-tax profit, on-time delivery metrics and customer satisfaction. The remaining twenty percent was tied to objective individual performance targets. No amounts attributable to individual performance targets are paid unless the Company first achieves the Company performance targets for the fiscal year. The Company-wide performance targets are established at the beginning of the fiscal year on the basis of an annual budget developed by management and approved by the Board of Directors. The individual performance targets are also established at the beginning of the fiscal year by the individual’s manager and these targets are designed to further Powerwave’s corporate goals. The size of the overall cash bonus pool is subject to the approval of the Board of Directors. Once the overall bonus pool is approved, employees are eligible for their individual target bonuses based upon Powerwave’s overall achievement of its performances goals. The Compensation Committee reviews and approves all bonuses for executive officers, based upon an evaluation of their individual performance and contribution to Powerwave’s overall performance. No bonus payments were made during fiscal 2003 as the Company did not fulfill its performance targets. Also, no bonus payments were made during fiscal 2003 with respect to individual performance targets.

Stock Options

Stock options are designed to align the interests of executives with those of the shareholders. Stock option grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance, or as an incentive for continued service with Powerwave as well as continued superior performance. For executive officers, the Chairman or the Chief Executive Officer recommends the number of options to be granted within a range associated with the individual executive’s salary level, and presents this to the Compensation Committee and the entire Board of Directors for their review and approval. The Compensation Committee takes into account the total compensation offered to its executives when considering the number of options awarded. The Chief Executive Officer and the Chief Financial Officer comprise the members of the Company’s Option Committee, and are empowered by the Board of Directors and the Compensation Committee to grant options to non-officer employees of the Company up to a grant amount of 20,000 shares per employee. All grants for employees of the Company in excess of this amount are submitted to the Compensation Committee or the Board of Directors for approval. All grants for executive officers of Powerwave are submitted to both the Compensation Committee and the entire Board of Directors for approval. In fiscal 2003, Mr. Buschur and Mr. Michaels each received an option grant as an incentive for continued service to the Company. See “Executive Officers—Option Grants In Fiscal 2003.”

CEO Compensation

The principal components of compensation for the Chief Executive Officer for fiscal 2003 included only base salary. The Compensation Committee increased Mr. Edwards’ base salary from $420,000 to $440,000, effective February 3, 2003, based on an assessment of the nature of his position, comparable market salary, contribution to corporate goals, and experience with Powerwave.

During fiscal 2003, no bonuses were paid to Mr. Edwards with respect to the individual performance component of the bonus plan or with respect to Company-wide performance as Powerwave did not fulfill its performance targets during the year. In fiscal 2003, Mr. Edwards was not granted any options to purchase shares of Common Stock.

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

Members of the Compensation Committee:

Andrew J. Sukawaty—Chairman of the Compensation Committee

Daniel A. Artusi

Eugene L. Goda

Safi U. Qureshey

Compensation Committee Interlocks and Insider Participation

During fiscal 2003, all of the members of the Compensation Committee consisted of independent directors and none of the members of the Compensation Committee has served as an employee of the Company.

Compensation of Executive Officers

The following sets forth certain information regarding Powerwave’s executive officers:

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to the Company in all capacities during the past three fiscal years to the Company’s Chief Executive Officer and to each of the two additional executive officers whose salary and bonus exceeded $100,000 (the “Named Executive Officers.”)

Summary Compensation Table
		Annual Compensation								Long-term Compensation Awards – Options		All Other Compensation
Name and Principal Position	Year	Salary			Bonus		Other
Bruce C. Edwards President and Chief Executive Officer	2003 2002 2001	$ $ $	438,077 416,539 370,960		$ $ $	— 100,800 —	$ $ $	29,818 24,191 10,491	(1) (1) (1)	— 400,000 —		$ $ $	— — —

Ronald J. Buschur Chief Operating Officer	2003 2002 2001	$ $ $	395,238 348,462 154,846	(6)	$ $ $	— 56,000 —	$ $ $	18,430 5,910 —	(2) (2)	200,000 100,000 400,000	(6)	$ $ $	6,972 101,797 75,235	(4) (5) (6)

Kevin T. Michaels Senior Vice President, Finance, Chief Financial Officer and Secretary	2003 2002 2001	$ $ $	297,619 274,231 234,308		$ $ $	— 44,000 —	$ $ $	28,605 22,060 11,787	(3) (3) (3)	75,000 75,000 50,000		$ $ $	— — —

(1)	Includes $11,388, $11,477 and $6,415 of 401(k) matching contributions, and $18,094, $12,714 and $4,076 of health coverage payments during fiscal years 2003, 2002 and 2001, respectively.
(2)	Consists of $18,094 and $5,910 of health coverage payments during fiscal years 2003 and 2002, respectively.
(3)	Includes $10,175, $9,346 and $7,711 of 401(k) matching contributions, and $18,094, $12,714 and $4,076 of health coverage payments during fiscal years 2003, 2002 and 2001, respectively.
(4)	Consists of $6,972 of reimbursement related to costs associated with Mr. Buschur’s relocation to Southern California.
(5)	Consists of $101,797 of reimbursement related to costs associated with Mr. Buschur’s relocation to Southern California.
(6)	Mr. Buschur joined Powerwave as Chief Operating Officer in June 2001, at a base salary of $330,000. In connection with his employment, Mr. Buschur was granted a stock option to purchase 400,000 shares of common stock at an exercise price of $11.81 per share. In addition, during fiscal 2001, Powerwave reimbursed Mr. Buschur $75,235 in relocation costs and provided an unsecured bridge loan of $1.4 million, both of which related to his relocation to Southern California. At December 29, 2002, the entire $1.4 million bridge loan had been repaid in full.

Option Grants in Fiscal 2003

The following table sets forth certain information concerning grants of options to each of Powerwave’s Named Executive Officers during the fiscal year ended December 28, 2003. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent Powerwave’s estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

			Option Grants During Fiscal 2003
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)(2)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
						5%	10%
Bruce C. Edwards	—		—	—	—	—	—
Ronald J. Buschur	200,000	(5)	13.1%	$6.57	10/17/2013	$826,368	$2,094,178
Kevin T. Michaels	75,000	(5)	4.9%	$6.57	10/17/2013	$309,888	$785,317

(1)	Options to purchase an aggregate of 1,526,700 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended December 28, 2003.
(2)	The exercise price of each option is equal to the fair market value of Common Stock on the date of the grant.
(3)	Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.
(4)	The amount assumes a Common Stock price of $10.70 at 5% appreciation and $17.04 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.
(5)	Subject to continued employment with the Company, the options become exercisable as to one forty-eighth per month beginning November 1, 2003.

Aggregated Option Exercises and Values for Fiscal 2003

The following table sets forth certain information concerning the exercise of options by each of Powerwave’s Named Executive Officers during fiscal 2003, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of December 28, 2003. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of Powerwave’s Common Stock.

	Aggregated Option Exercises During Fiscal 2003 and Option Values at December 28, 2003
Name	Shares Acquired on Exercise	Value Realized		Number of Securities Underlying Unexercised Options at 12/28/03		Value of Unexercised In-the- Money Options at 12/28/03(1)
				Exercisable	Unexercisable	Exercisable	Unexercisable

Bruce C. Edwards	50,000	$35,500	(2)	83,333	266,667	$190,833	$610,667

Ronald J. Buschur	—	$—		291,666	408,334	$85,749	$369,251

Kevin T. Michaels	—	$—		259,041	136,459	$548,319	$195,719

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value per share is deemed to be $7.70, Powerwave’s closing Common Stock price reported by Nasdaq on December 26, 2003, the last trading day of fiscal year 2003.
(2)	Represents estimated market value on the date of exercise of shares, less option exercise price. These options were exercised and the shares were still held by Mr. Edwards as of December 28, 2003.

Employment Agreements and Change-in-Control Arrangements

Effective August 1, 2003, Powerwave entered into severance agreements with Bruce C. Edwards, Ronald J. Buschur and Kevin T. Michaels. Mr. Edwards’ severance agreement provides that if his employment is terminated without “cause” or if he voluntarily resigns for “good reason” (as such terms are defined below), he shall be entitled to (i) a lump-sum payment equal to three times his “total annual compensation;” and (ii) continued group health insurance for a period of thirty-six months. For purposes of this agreement, “total annual compensation” is defined as base salary for the year in which employment terminates plus the greater of Mr. Edwards’ target bonus for the year in which employment terminates or the actual bonus paid in the prior year. Mr. Buschur and Mr. Michaels have executed identical severance agreements, except that the severance payment amount is two times their total annual compensation, and the period of continued health coverage is twenty-four months.

Effective August 1, 2003, Powerwave also entered into change of control agreements with Mr. Edwards, Mr. Buschur and Mr. Michaels. Mr. Edwards’ change in control agreement provides that if in anticipation of, connection with, or within two years following a “change in control,” Mr. Edwards’ employment is terminated without “cause”, or if Mr. Edwards voluntarily resigns for “good reason”, then Mr. Edwards shall be entitled to (i) a lump-sum payment equal to three times his total annual compensation; (ii) continued health insurance for a period of thirty-six months; and (iii) the immediate vesting of all unvested stock options held by Mr. Edwards. For purposes of this agreement, the term “total annual compensation” has the same definition as provided in the severance agreement. Mr. Buschur and Mr. Michaels have executed identical change in control agreements, except that the lump sum payment is two times their total annual compensation, and the period of continued health insurance coverage is twenty-four months.

For purposes of these agreements, “cause” means the continued, unreasonable refusal or omission by the employee to perform any material duties required of him by the Company, if such duties are consistent with duties customary for his position; any material act or omission by the employee involving malfeasance or gross negligence in the performance of his duties to, or material deviation from any of the policies or directives of the Company; conduct on the part of the employee which constitutes the breach of any statutory or common law duty of loyalty to the Company, including the unauthorized disclosure of material confidential information or trade secrets of the Company; or any illegal act by employee which materially and adversely affects the business of the Company or any felony committed by employee, as evidenced by conviction thereof, provided that the Company may suspend the employee with pay while any allegation of such illegal or felonious act is investigated.

The term “good reason” means any of the following, without the employee’s written consent: a reduction by the Company in the employee’s compensation that is not made in connection with an across the board reduction of all the Company’s executive salaries; a reduction by the Company of the employee’s benefits from those he was entitled to immediately prior to the termination of employment or a change in control, whichever occurs first, that is not made in connection with an across the board reduction of all the Company’s benefits; the failure of the Company to obtain an agreement from any successor to the Company, or purchaser of all or substantially all of the Company’s assets, to assume the severance agreement or change in control agreement; the assignment of duties to the employee which reflect a material adverse change in authority, responsibility or status with the Company or any successor; a relocation of the employee to a location more than 30 miles from the location where the employee was regularly assigned to immediately prior to the employee’s termination of employment or a change in control, whichever occurs first; or a failure by the Company to pay any portion of the employee’s compensation within ten (10) days of the date due.

These agreements define “change in control” as the occurrence of any of the following events: (i) the acquisition, directly or indirectly, by any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of the beneficial ownership of more than fifty percent of the outstanding securities of Powerwave; (ii) a merger or consolidation in which Powerwave is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which Powerwave in incorporated; (iii) the sale, transfer or other disposition of all or substantially all of the assets of Powerwave; (iv) a complete liquidation or dissolution of Powerwave; or (v) any reverse merger in which Powerwave is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger.

Compensation of Directors

Base Compensation

For fiscal 2003, Powerwave’s non-employee directors, other than Mr. Avis who waived his fees, received a retainer fee of $20,000 per year, payable in quarterly installments, and $1,000 for each Board meeting attended (including phone meetings where resolutions are taken). The non-executive Chairman receives an additional retainer fee of $20,000 per year payable in quarterly installments. Directors of the Company who are also employees receive no additional compensation for their services as a director.

Options

The 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of Powerwave’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase Common Stock under the plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 28, 2003, a total of 195,000 options had been exercised under the Director Plan. There were 460,000 options outstanding under the Director Plan as of December 28, 2003 at a weighted average exercise price of $23.79 per share. There were 545,000 shares available for grant under the Director Plan at December 28, 2003.

On December 5, 2003, Messrs. Clendenin, Artusi, George, Goda, Neun, Qureshey and Sukawaty were each granted an option to purchase 10,000 shares of Common Stock at an exercise price of $7.70 per share under the Director Plan in connection with their annual membership on the Board. Mr. Avis waived his option grant.

Corporate Governance Policies and Practices

The following is a summary of our corporate governance policies and practices:

•	All members of the Board are independent directors, as defined by Nasdaq, excluding the Chief Executive Officer. Independent directors do not receive consulting, legal or other fees from Powerwave other than Board and Committee compensation.

•	The independent directors of the Board meet regularly without the presence of management.

•	All of our employees, officers and directors are subject to Powerwave’s Code of Business Conduct and Ethics Policy. The ethics policy meets the requirements of Nasdaq, as well as the code of ethics requirements of the SEC.

•	Directors stand for reelection every year.

•	The Board’s current policy is to separate the roles of Chairman of the Board and Chief Executive Officer.

•	The Audit and Compensation Committees consist entirely of independent directors.

•	At least annually, the Board reviews Powerwave’s business initiatives, capital projects and budget matters.

•	The Audit Committee reviews and approves all related-party transactions.

•	As part of our Code of Business Conduct and Ethics Policy, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. The Audit Committee receives directly, without management participation, all hotline activity reports, including complaints on accounting, internal controls or auditing matters.

Stock Performance Graph

The following graph compares the cumulative total shareholder returns for Powerwave’s Common Stock with the cumulative total return of the S & P 500 Index, and the S & P Communications Equipment Index. The presentation assumes $100 invested on January 3, 1999 in Powerwave’s Common Stock, the S & P 500 Index and the S & P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on Powerwave’s Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
1999	$417	$156	$387
2000	$1,253	$141	$169
2001	$390	$125	$62
2002	$114	$97	$29
2003	$165	$125	$47

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of February 4, 2004, except as otherwise noted, by persons who are directors, Named Executive Officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and Named Executive Officers of Powerwave as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percentage of Shares Outstanding(2)

FMR Corp. 82 Devonshire Street, Boston, MA 02109	8,206,339	(3)	12.9

David A. Rocker Suite 1759, 45 Rockefeller Plaza, New York, NY 10111	5,551,909	(4)	8.8

Brown Investment Advisory & Trust Company 19 South Bond Street, Suite 400, Baltimore, MD 21231	3,985,483	(5)	6.3

Deutsche Bank AG 12 Taunusanlage, D-60325, Frankfurt am, Main, Germany	3,879,546	(6)	6.1

Bruce C. Edwards	877,291	(7)	1.4

Ronald J. Buschur	337,499	(8)	*

Kevin T. Michaels	282,556	(9)	*

John L. Clendenin	159,000	(10)	*

Safi U. Qureshey	97,500	(11)	*

Carl W. Neun	90,800	(12)	*

David L. George	50,625	(13)	*

Eugene L. Goda	45,000	(14)	*

Andrew J. Sukawaty	30,000	(15)	*

Daniel A. Artusi	9,375	(16)	*

Gregory M. Avis	—		—

All Executive Directors and Named Executive Officers as a Group (11 persons)	1,979,646	(17)	3.1

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of February 4, 2004, and shares of Common Stock subject to our outstanding 1.25% convertible notes due July 2008 currently convertible, or convertible within 60 days of February 4, 2004, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes but are not deemed outstanding for computing the percentage of any other person. As of February 4, 2004, the Company had a total of 63,415,219 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(3)	Based on a Schedule 13G dated February 10, 2004, filed with the Securities and Exchange Commission by FMR Corp., which reflects ownership as of January 31, 2004. The Schedule 13G states that FMR Corp. has sole voting power to vote or direct the vote of 411,200 shares and sole dispositive power as to 8,206,339 shares.
(4)	Based on a Schedule 13F dated November 10, 2003, filed with the Securities and Exchange Commission by David A. Rocker. The Schedule 13F states that the number of shares beneficially owned by David A. Rocker as of September 30, 2003 is 5,551,909.
(5)	Based on a Schedule 13G dated February 14, 2003, filed with the Securities and Exchange Commission by Brown Investment Advisory & Trust Company, which reflects ownership as of December 31, 2002. The Schedule 13G states that Brown Investment Advisory & Trust Company has sole voting power as to 3,969,838 shares and sole dispositive power as to 3,940,960 shares.
(6)	Based on a Schedule 13G dated February 6, 2004, filed with the Securities and Exchange Commission by Deutsche Bank AG, which reflects ownership as of December 31, 2003. The Schedule 13G states that the number of shares beneficially owned by Deutsche Bank AG as of December 31, 2003 is 3,879,546, which includes 3,097,655 shares issuable upon conversion of Powerwave’s outstanding 1.25% convertible notes due July 2008, assuming a conversion rate of 95.3289 shares per principal amount of convertible notes held and a cash payment in lieu of any fractional interest.
(7)	Includes options exercisable for 116,666 shares within 60 days of February 4, 2004.
(8)	Consists of options exercisable for 337,499 shares within 60 days of February 4, 2004.
(9)	Includes options exercisable for 278,312 shares within 60 days of February 4, 2004.
(10)	Includes options exercisable for 75,000 shares within 60 days of February 4, 2004.
(11)	Includes options exercisable for 90,000 shares within 60 days of February 4, 2004.
(12)	Includes options exercisable for 90,000 shares within 60 days of February 4, 2004.
(13)	Includes options exercisable for 15,000 shares within 60 days of February 4, 2004.
(14)	Includes options exercisable for 15,000 shares within 60 days of February 4, 2004.
(15)	Includes options exercisable for 15,000 shares within 60 days of February 4, 2004.
(16)	Consists of options exercisable for 9,375 shares within 60 days of February 4, 2004.
(17)	Includes options exercisable for 1,041,852 shares within 60 days of February 4, 2004 (see footnotes 7-16).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock option plans. The following table provides summary information as of December 28, 2003 for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	8,951,996	$12.05	1,957,719
Not Approved by Shareholders	—	—	—

Total	8,951,996	$12.05	1,957,719

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into indemnification agreements with its directors and certain executive officers. Such agreements require the Company to indemnify such individuals to the fullest extent permitted by Delaware law.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, Deloitte & Touche LLP and their affiliates (“Deloitte & Touche”), potentially affects their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal year ended December 28, 2003 and December 29, 2003:

	December 28, 2003		December 29, 2002
Audit fees	$325,400	(1)	$225,900	(1)
Audit-related fees	579,931	(2)	25,065	(2)
Tax fees	49,648	(3)	43,889	(3)
All other fees	—		—

Total audit and non-audit fees	$954,979		$294,854

(1)	Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal year 2003 and 2002 and for reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2003 and 2002.
(2)	Includes fees for professional services rendered in fiscal 2003 and 2002, in connection with acquisition planning, due diligence and related SEC registration statements.
(3)	Includes fees for professional services rendered in fiscal 2003 and 2002, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

(1) Financial Statements

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

2.2	Purchase and Sale Agreement and Joint Escrow Instructions with Hewlett-Packard Company, dated as of August 31, 1998. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 26, 1998).

3.2	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.4	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Powerwave Technologies, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A dated June 4, 2001.)

3.7	Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001.)

4.1	Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2	Amendment to Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.3	Indenture, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.4	Registration Rights Agreement, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.5	First Amendment to Rights Agreement, dated June 19, 2003, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 2 of the Company’s Form 8-A12G/A as filed with the Securities and Exchange Commission on July 10, 2003.)

4.6	Form of Global 1.25% Convertible Subordinated Note Due 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 (File No. 333-107633) as filed with the Securities and Exchange Commission on August 4, 2003.)

10.1	Milcom International, Inc. 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.2	Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3	Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3.1	Amendment No. 2 to the 1995 Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.4	Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.5	Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6	Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6.1	Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.6.2	Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.7	Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the “Director Plan”) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.7.1	Amendment No.1 to Director Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.8	Form of Stock Option Agreement for Director Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.9	Powerwave Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.9.1	Amendment No. 1 to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.9.2	Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on form S-8 (File No. 333-107645) as filed with the Securities and Exchange commission on August 4, 2003.)

10.11	Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.24	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.25	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.26	Agreement for Purchase and Sale of Property and Joint Escrow Instructions by and between Boeing Realty Corporation and Powerwave Technologies, Inc., dated as of May 9, 2000 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000).

10.27	First Amendment to Agreement for Purchase and Sale of Property and Escrow Instruction by and between Boeing Realty Corporation and Powerwave Technologies, Inc., dated May 12, 2000 (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K as filed with the Securities and Exchange Commission on June 9, 2000).

10.28	Loan Agreement dated as of May 26, 2000, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000).

10.29	Revolving Note dated as of May 26, 2000, pursuant to the Loan Agreement dated as of May 26, 2000 by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000).

10.30	First Amendment to Loan Agreement dated as of May 31, 2001, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 7, 2001).

10.31	Second Amendment to Loan Agreement dated as of December 26, 2001, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 12, 2002).

10.32	Amendment No. 3 to Loan Agreement dated as of May 31, 2002, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on July 26, 2002).

10.33	Manufacturing Services and Supply Agreement between the Company and Celestica Corporation dated as of November 1, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s form 10-K as filed with the Securities and Exchange Commission on February 24, 2003.)**

10.34	Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 5, 2002).*

10.35	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 5, 2002).*

10.36	Manufacturing Services and Supply Agreement between the Company and Venture Corporation Limited dated as of January 13, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2003).**

10.37	Repair Services Agreement between the Company and VM Services, Inc. dated June 26, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2003)**

10.38	Amendment No. 4 to Loan Agreement dated as of September 15, 2003, by and among the Company, Comerica Bank-California, as Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.38 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).

10.39	Change in Control Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.40	Change in Control Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.41	Change in Control Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.42	Severance Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.43	Severance Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.44	Severance Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

14	Code of Ethics

21.1	Subsidiaries of the registrant

23.1	Independent Auditors’ Consent

24.1	Power of Attorney included in signature page.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

99.1	Opinion of Deutsche Bank Securities, Inc., Financial Advisor to Powerwave (incorporated by reference to Exhibit 99.1 to the Company’s Form S-4 (File No. 333-112182) as filed with the Securities and Exchange Commission on January 26, 2004.)

99.2	Non-solicitation Agreement dated November 30, 2003, by and between LGP Allgon Holding AB and the Company (incorporated by reference to Exhibit 99.2 to the Company’s Form S-4 (File No. 333-112182) as filed with the Securities and Exchange Commission on January 26, 2004.)

99.3	Form of Option Agreement dated November 30, 2003, by and between the registrant and each of Mikael Gottschlich, Eva Gottschlich, Manfred Gottschlich, Skanditek Industriforvaltning AB, G. Kallstrom & Co AB and Dag Tigerschiold (incorporated by reference to Exhibit 99.3 to the Company’s Form S-4 (File No. 333-112182) as filed with the Securities and Exchange Commission on January 26, 2004.)

99.4	Form of Lockup Agreement dated November 30, 2003, by and between the Company and each of Mikael Gottschlich, Eva Gottschlich, Manfred Gottschlich, Skanditek Industriforvaltning AB, Kallstrom & Co AB and Dag Tigerschiold (incorporated by reference to Exhibit 99.4 to the Company’s Form S-4 (File No. 333-112182) as filed with the Securities and Exchange Commission on January 26, 2004.)

99.5	Form of Proxy Card for shareholders of the Company (incorporated by reference to Exhibit 99.5 to the Company’s Form S-4 (File No. 333-112182) as filed with the Securities and Exchange Commission on January 26, 2004.)

99.6	Consent of Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 99.6 to the Company’s Form S-4 (File No. 333-112182) as filed with the Securities and Exchange Commission on January 26, 2004.)

*	Indicates Item 14(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b) Items reported on Form 8-K in Fourth Quarter

The Registrant furnished a Current Report to the SEC on Form 8-K on October 14, 2003, to report under Item 12, Results of Operations and Financial Condition, the announcement of financial results for the fiscal quarter ended September 28, 2003.

The Registrant furnished a Current Report to the SEC on Form 8-K on October 17, 2003, to provide under Item 12, Results of Operations and Financial Condition, a transcript of a conference call and simultaneous web-cast presentation on October 14, 2003, relating to the Company’s financial results for the third quarter ended September 28, 2003.

The Registrant filed a Current Report to the SEC on Form 8-K on December 3, 2003, to report under Item 5, Other Events and Regulation FD Disclosure, the announcement of a tender offer to the shareholders of LGP Allgon to exchange 1.1 shares of Powerwave stock for each outstanding share of LGP Allgon.

(c) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts

Powerwave Technologies, Powerwave and the Powerwave Technologies logo are registered trademarks of Powerwave Technologies, Inc. All other products or service names mentioned herein may be trademarks or registered trademarks of their respective owners.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 12th day of February 2004.

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

Signature	Title	Date

/s/ BRUCE C. EDWARDS Bruce C. Edwards	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2004

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Senior Vice President, Finance and Chief Financial Officer (Principal Accounting Officer)	February 12, 2004

/s/ JOHN L. CLENDENIN John L. Clendenin	Chairman of the Board	February 12, 2004

/s/ DANIEL A. ARTUSI Daniel A. Artusi	Director	February 12, 2004

/s/ GREGORY M. AVIS Gregory M. Avis	Director	February 12, 2004

/s/ DAVID L. GEORGE David L. George	Director	February 12, 2004

/s/ EUGENE L. GODA Eugene L. Goda	Director	February 12, 2004

/s/ CARL W. NEUN Carl W. Neun	Director	February 12, 2004

/s/ SAFI U. QURESHEY Safi U. Qureshey	Director	February 12, 2004

/s/ ANDREW J. SUKAWATY Andrew J. Sukawaty	Director	February 12, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 28, 2003:
Allowance for doubtful accounts and sales returns	$2,505	$2,004	$(2,177)	$2,332
Allowance for excess and obsolete inventory	$8,998	$3,308	$(3,720)	$8,586

Year ended December 29, 2002:
Allowance for doubtful accounts and sales returns	$3,143	$3,967	$(4,605)	$2,505
Allowance for excess and obsolete inventory	$11,114	$5,797	$(7,913)	$8,998

Year ended December 30, 2001:
Allowance for doubtful accounts and sales returns	$3,021	$1,988	$(1,866)	$3,143
Allowance for excess and obsolete inventory	$9,449	$8,828	$(7,163)	$11,114