Form 10-Q
period 2004-04-04
POWERWAVE TECHNOLOGIES INC
filed 2004-04-30
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

As of April 28, 2004 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 63,487,910.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, the transfer of certain manufacturing operations to contract manufacturers, product and infrastructure development, market demand and acceptance, the timing of and demand for 3G products, customer relationships, employee relations, plans and predictions for pending acquisitions, acquired companies and assets, future acquisition plans, restructuring charges and the level of expected capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” at pages 16-37. Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 4, 2004	December 28, 2003
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$250,354	$260,528
Accounts receivable, net of allowance for sales returns and doubtful accounts of $2,251 and $2,332 at April 4, 2004 and December 28, 2003, respectively	51,204	56,278
Inventories	17,326	15,187
Prepaid expenses and other current assets	5,419	6,413
Deferred tax assets	5,137	6,940

Total current assets	329,440	345,346

Property, plant and equipment, net	65,436	67,975
Goodwill	3,439	3,439
Deferred tax assets	40,151	35,990
Other non-current assets	14,078	13,507

TOTAL ASSETS	$452,544	$466,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,212	$48,942
Accrued expenses and other current liabilities	15,821	16,159

Total current liabilities	53,033	65,101

Long-term debt	130,000	130,000
Other non-current liabilities	119	119

Total liabilities	183,152	195,220

Commitments and contingencies (Note 11)	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 135,000 shares authorized, 63,487 shares issued and outstanding at April 4, 2004 and 63,257 shares issued and outstanding at December 28, 2003	227,286	225,651
Accumulated other comprehensive loss	(17)	(1)
Retained earnings	42,123	45,387

Total shareholders’ equity	269,392	271,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$452,544	$466,257

Note: December 28, 2003 balances were derived from audited financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 4, 2004	March 30, 2003
Net sales	$63,224	$52,154
Cost of sales	52,450	48,369

Gross profit	10,774	3,785

Operating expenses:
Sales and marketing	3,547	2,901
Research and development	9,281	9,950
General and administrative	3,603	3,347
Goodwill impairment charge	—	4,852

Total operating expenses	16,431	21,050

Operating loss	(5,657)	(17,265)
Other income, net	351	752

Loss before income taxes	(5,306)	(16,513)
Benefit from income taxes	(2,043)	(5,945)

Net loss	$(3,263)	$(10,568)

Basic loss per share	$(0.05)	$(0.16)

Diluted loss per share	$(0.05)	$(0.16)

Basic weighted average common shares	63,393	65,877

Diluted weighted average common shares	63,393	65,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended
	April 4, 2004	March 30, 2003
Net loss	$(3,263)	$(10,568)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(16)	(1)

Comprehensive loss	$(3,279)	$(10,569)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 4, 2004	March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,263)	$(10,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,846	4,948
Goodwill impairment charge	—	4,852
Provision for sales returns and doubtful accounts	178	9
Provision for excess and obsolete inventories	6	1,221
Deferred income taxes	(2,076)	(5,997)
Compensation costs related to stock options	—	15
Loss (gain) on disposal of property, plant and equipment	(37)	12
Changes in operating assets and liabilities:
Accounts receivable	4,896	10,795
Inventories	(2,146)	(4,125)
Prepaid expenses and other current assets	995	(52)
Accounts payable	(11,730)	1,706
Accrued expenses and other current liabilities	(355)	(1,317)
Other non-current assets	(825)	(216)
Other non-current liabilities	—	1

Net cash provided by (used in) operating activities	(10,511)	1,284
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,248)	(735)
Proceeds from the sale of property, plant and equipment	233	172

Net cash used in investing activities	(1,015)	(563)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of stock under Employee Stock Purchase Plan	902	892
Proceeds from exercise of stock options	450	23

Net cash provided by financing activities	1,352	915

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,174)	1,636
CASH AND CASH EQUIVALENTS, beginning of period	260,528	162,529

CASH AND CASH EQUIVALENTS, end of period	$250,354	$164,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(In thousands)

	Three Months Ended
	April 4, 2004	March 30, 2003
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest expense	$812	$13

Income taxes	$(64)	$9

NON-CASH ITEMS:
Tax benefit related to stock options exercised	$181	$49

Tax benefit related to the issuance of Common Stock under the Employee Stock Purchase Plan	$103	$30

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies, Inc. (“Powerwave” or the “Company”) is a Delaware corporation engaged in the design, manufacture and sale of radio frequency power amplifiers and related equipment for use in the wireless communications market. The Company sells both single and multi-carrier radio frequency power amplifiers for a variety of frequency ranges and a wide range of digital and analog transmission protocols. The Company’s products are currently being utilized in cellular, PCS and 3G base stations throughout the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Powerwave have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

The results of operations for the quarter ended April 4, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 2, 2005 (“fiscal 2004.”)

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

Stock-Based Compensation

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

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2004 and 2003 were $3.97 per share and $3.30 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123 utilizing the Black-Scholes option-pricing model, the Company’s net loss and basic and diluted loss per share for the quarters ended April 4, 2004 and March 30, 2003 would have approximated the pro forma amounts indicated below:

	Three Months Ended
	April 4, 2004	March 30, 2003
Net loss:
As reported	$(3,263)	$(10,568)
Deduct: Additional expense per SFAS 123, fair value method, net of related tax effects	(1,705)	(2,886)

Pro forma	$(4,968)	$(13,454)

Basic loss per share:
As reported	$(0.05)	$(0.16)
Pro forma	$(0.08)	$(0.20)
Diluted loss per share:
As reported	$(0.05)	$(0.16)
Pro forma	$(0.08)	$(0.20)

The fair value of options granted under the Company’s stock incentive plans during the first quarters of fiscal 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Three Months Ended
	April 4, 2004	March 30, 2003
Weighted average risk-free interest rate	2.17%	1.85%
Expected life (in years)	5.3	5.1
Expected stock volatility	71%	177%
Dividend yield	None	None

Due to the fact that the Company’s employee stock options have characteristics significantly different from those of traded options and any changes in the subjective input assumptions can materially affect the fair value estimates, management does not believe that the existing models provide a reliable single measure of the fair value of its employee stock options. Therefore, the Company believes that the pro forma net expense per SFAS 123 calculated above is not a reliable measure of the costs of the Company’s stock option plans.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), Powerwave’s international operations use their respective local currencies as their functional currency. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which the items occur. Assets and liabilities of the Company’s international subsidiaries are translated at current rates of exchange in effect at the balance sheet date. The resulting translation gains and losses for such subsidiaries are included within accumulated other comprehensive loss as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reported in other income, net, and have historically been insignificant.

Note 3. Inventories

Net inventories consist of the following:

	April 4, 2004	December 28, 2003
Parts and components	$6,109	$5,295
Work-in-process	916	722
Finished goods	10,301	9,170

Total inventories	$17,326	$15,187

Inventories are net of an allowance for excess and obsolete inventory of approximately $4.5 million and $8.6 million as of April 4, 2004 and December 28, 2003, respectively. During the three months ended April 4, 2004, the Company disposed of approximately $3.9 million of fully reserved excess and obsolete inventory. Powerwave regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on sales backlog, forecasted product demand and production requirements for the next twelve months.

Note 4. Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	April 4, 2004	December 28, 2003
Machinery and equipment	$51,292	$51,464
Buildings and improvements	38,660	38,660
Land	14,838	14,838
Office furniture and equipment	12,214	12,171
Leasehold improvements	953	953

Gross property, plant and equipment	117,957	118,086
Less: Accumulated depreciation and amortization	(52,521)	(50,111)

Total property, plant and equipment, net	$65,436	$67,975

Note 5. Other Non-Current Assets

Other non-current assets consist of the following:

	April 4, 2004	December 28, 2003
Building held for sale	$5,850	$5,850
Deferred acquisition costs	4,469	3,607
Debt issue costs, net	3,562	3,769
Other non-current assets	197	281

Total other non-current assets	$14,078	$13,507

Note 6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 4, 2004	December 28, 2003
Warranty costs (Note 12)	$4,086	$4,829
Payroll and employee benefits	3,239	3,203
Vendor cancellations costs	1,021	743
Income taxes	2,480	2,374
Interest expense	343	750
Sales tax	1,103	921
Other accrued expenses	3,549	3,339

Total accrued expenses and other current liabilities	$15,821	$16,159

Note 7. Goodwill Impairment Charge

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

The Company maintains an unsecured revolving credit agreement with Comerica Bank-California. This credit facility provides for a revolving line of credit up to a maximum principal amount outstanding at any one time of $20.0 million (the “Revolving Commitment Amount”) and expires on May 31, 2004. The Company is required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount. The commitment fee is payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.00% at April 4, 2004) or the bank’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon the Company’s debt leverage ratio. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At April 4, 2004, the Company was in compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20.0 million of the Revolving Commitment Amount was available to the Company at April 4, 2004.

Note 9. Employee Stock Purchase Plan

The previous offering under Powerwave’s Employee Stock Purchase Plan (the “ESPP”) concluded on January 30, 2004, with 139,117 shares of the Company’s Common Stock purchased under the ESPP at a price per share of $6.49. At April 4, 2004, there were rights to purchase approximately 47,000 shares of Common Stock outstanding under the ESPP’s current offering, which will conclude on July 30, 2004.

Note 10. Stock Option Plans

The following is a summary of stock option transactions under Powerwave’s stock option plans, including the 1995 Stock Option Plan, the 1996 Stock Incentive Plan, the 1996 Director Stock Option Plan, the 2000 Stock Option Plan and the 2002 Stock Option Plan, for the quarter ended April 4, 2004:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2003	8,952	$0.82 - $67.08	$12.05	4,855	$13.91
Granted	54	$7.50 - $ 9.91	$8.93
Exercised	(99)	$1.33 - $ 9.80	$5.13
Canceled	(99)	$4.65 - $49.44	$16.40

Balance at April 4, 2004	8,808	$0.82 - $67.08	$12.06	5,182	$13.94

At April 4, 2004, a total of 2,002,102 shares were available for grant under all of the Company’s stock option plans.

Note 11. Commitments and Contingencies

Powerwave had various outstanding leases as of April 4, 2004, the majority of which relate to real estate operating leases, including 115,000 square feet of warehouse space in Santa Ana, California, 31,500 square feet of engineering and office space in El Dorado Hills, California, and 8,100 square feet of engineering and office space in Bristol, United Kingdom.

Future minimum lease payments required under all operating leases at April 4, 2004 are payable as follows:

Fiscal Year	Total
Remainder of 2004	$1,257
2005	1,375
2006	1,288
2007	589
2008	181
Thereafter	129

Total	$4,819

Total rent expense was $0.5 million during the each of the quarters ended April 4, 2004 and March 30, 2003, respectively.

Powerwave is subject to various legal proceedings from time to time as part of its business. As of April 4, 2004, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 12. Contractual Guarantees and Indemnities

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the quarters ended April 4, 2004 and March 30, 2003 are as follows:

Description	April 4, 2004	March 30, 2003
Beginning Balance	$4,829	$5,133
Reductions for warranty costs incurred	(1,060)	(1,074)
Warranty accrual related to current period sales	493	840
Change in estimate related to previous warranty accruals	(176)	132

Ending Balance	$4,086	$5,031

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of April 4, 2004 is included below:

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

Director and Officer Indemnities and Contractual Guarantees

The Company has entered into indemnification agreements with its directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains directors and officers insurance as well which may provide a source of recovery to the Company in the event of an indemnification claim.

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

Note 13. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 13,523,651 and 157,146 related to the Company’s convertible debt and stock option programs, as applicable, have been excluded from diluted weighted average common shares for the quarters ended April 4, 2004 and March 30, 2003, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended
	April 4, 2004	March 30, 2003
Basic:
Basic weighted average common shares	63,393	65,877
Net loss	$(3,263)	$(10,568)

Basic loss per share	$(0.05)	$(0.16)

Diluted:
Basic weighted average common shares	63,393	65,877
Potential common shares	—	—

Diluted weighted average common shares	63,393	65,877
Net loss	$(3,263)	$(10,568)

Diluted loss per share	$(0.05)	$(0.16)

Note 14. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the quarters ended April 4, 2004 and March 30, 2003, sales to customers that accounted for 10% or more of revenues for the quarter totaled $41.6 million and $44.0 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 54% and 52% of revenues during such quarters, respectively. During the quarter ended April 4, 2004, one customer in addition to Nortel accounted for approximately 12% of revenue. During the quarter ended March 30, 2003, two customers in addition to Nortel accounted for approximately 23% and 10% of revenues.

As of April 4, 2004, approximately 66% of total accounts receivable related to the two customers that each accounted for 10% or more of Powerwave’s net sales during the first quarter of 2004. The loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 16. Segments and Geographic Data

Powerwave operates in a single business segment as a designer, manufacturer and seller of radio frequency power amplifiers for wireless telecommunications equipment. Net sales are derived primarily from the sale of radio frequency power amplifiers for use in wireless communications networks. The Company reviews its revenues based upon the radio frequency in which the product is utilized (i.e., 800-1000 MHz (commonly referred to as “cellular”), 1800-2000 MHz (commonly referred to as “PCS”) and over 2000 MHz, which includes 3G frequency bands. Cost of sales, operating expenses and specific assets are not tracked or allocated to these radio frequency ranges. The following schedule presents an analysis of Powerwave’s net sales based upon radio frequency range:

	Three Months Ended
Radio Frequency Ranges	April 4, 2004	March 30, 2003
800-1000 MHz	$22,697	$33,074
1800-2000 MHz	32,641	6,887
2000+ MHz	7,886	12,193

Total net sales	$63,224	$52,154

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Three Months Ended
Geographic Area	April 4, 2004	March 30, 2003
North America	$31,620	$32,481
Asia	12,252	3,079
Europe and other international	19,352	16,594

Total sales	$63,224	$52,154

North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to China, South Korea and other locations in Asia. European and other international sales include sales to Europe and all other foreign countries. Sales to Canada were $11.1 million and $20.3 million, during the quarters ended April 4, 2004 and March 30, 2003, respectively. Sales to Finland were $7.6 million and $11.7 million during the quarters ended April 4, 2004 and March 30, 2003, respectively. Sales to France were $10.9 million and $4.5 million during the quarters ended April 4, 2004 and March 30, 2003, respectively.

The majority of Powerwave’s assets are located in the United States, in the State of California. Total accounts receivable as of April 4, 2004 include 27% from customers based in Canada, 23% from customers based in the United States, 18% from customers based in France and 14% from customers based in China.

Note 17. Pending Acquisition

On December 1, 2003, Powerwave and LGP Allgon Holding AB, a company organized under the laws of Sweden (“LGP Allgon”) announced that they had agreed to combine their businesses in a strategic transaction. Under the terms of the pending acquisition, Powerwave commenced an exchange offer on April 2, 2004 to acquire all of the outstanding shares of LGP Allgon, in exchange for newly-issued shares of Powerwave Common Stock. In the exchange offer, LGP Allgon shareholders can elect to exchange each of their LGP Allgon shares for 1.1 shares of Powerwave Common Stock. Based on Powerwave’s closing price on the Nasdaq National Market on November 28, 2003 (the last trading day before the announcement of the transaction), the transaction valued LGP Allgon shares at Swedish kronor (“SEK”) 61.87 ($8.1950 at the currency exchange rate of 7.55 SEK per USD as of November 28, 2003) per share. In addition, LGP Allgon shareholders have been offered the opportunity, under a cash alternative, to elect to exchange all or a specified number of their LGP Allgon shares to be acquired by Powerwave for a fixed price of SEK 61.87 in cash per LGP Allgon share. The cash alternative is subject to an aggregate maximum $125.0 million. The exchange offer is scheduled to close on or about April 30, 2004. One of the conditions to the completion of the transaction, which may be waived by Powerwave, is Powerwave’s acquisition of more than 90% of LGP Allgon’s stock in the exchange offer and through the exercise of options granted to Powerwave by certain shareholders of LGP Allgon, representing approximately 19% of the outstanding LGP Allgon shares. Depending on the form of consideration elected and the number of LGP Allgon shares tendered into the exchange offer, LGP Allgon shareholders will own between 37% and 46% of Powerwave’s outstanding shares of Common Stock upon completion of the transaction. Powerwave’s shareholders approved the issuance of Powerwave stock necessary to complete the exchange offer and the amendment to Powerwave’s Certificate of Incorporation to increase its authorized shares of Common Stock at a Special Meeting of shareholders on April 27, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included under Item 1, “Financial Statements”. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in “Additional Factors That May Affect Our Future Results” included herein.

Introduction and Overview

Powerwave’s business model is based upon the design, manufacture and sale of radio frequency power amplifiers for use in wireless communication networks. Our products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. Wireless network operators generally use our products within each base station of a wireless network. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to network operators), and directly to individual wireless network operators for deployment into their existing networks.

During the last few years, the market for network equipment in the wireless communications market has been characterized by a severe downturn coupled with reduced investment in infrastructure equipment combined with slower than expected deployment of next generation equipment. Financial difficulties have also contributed to the wireless network operators’ reduced capital spending as they have been forced to consolidate in order to improve profitability and strengthen their balance sheets.

Currently, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2 or 2.5G networks. These networks utilize common transmission protocols including Code Division Multiple Access or CDMA, Time Division Multiple Access or TDMA, and Global System for Mobile or GSM, all of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data Rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x and CDMA2000.

The next generation of wireless voice and data transmission protocols is referred to as 3G. The next generation provides significantly higher data rate transmissions, with significant additional voice capacity and the ability to transmit high capacity information, such as video and web access. The major transmission protocol is known as Wideband Code Division Multiple Access or WCDMA. This protocol is being utilized in the next generation of GSM networks, which are referred to as Universal Mobile Telecommunication Systems or UMTS.

Our business is solely dependent upon the worldwide demand for wireless communications and the resulting requirements for infrastructure by wireless network operators to support this demand. During the last three years, demand for this type of infrastructure product has fluctuated dramatically and there has been a significant slowdown in capital spending by wireless network operators. This has had a significant negative impact on overall demand for wireless infrastructure products, including radio frequency power amplifiers, and therefore, directly reduced demand for our products and increased price competition within our industry. These two factors have led to the reduction in our revenues and contributed to the operating losses reported in our financial results.

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

During 2003, we focused on restructuring the Company to lower our operating cost structure while ensuring that we maintain our operating flexibility to support future growth in the industry. For 2004, we are striving to continue our focus on cost savings while we expand our market opportunities through our proposed acquisition of LGP Allgon. We measure our success by monitoring our net sales and gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be excellent growth opportunities within the wireless communications infrastructure marketplace from a long-term perspective. We continue to focus on positioning Powerwave to benefit from these long-term opportunities.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenue, expenses, assets and liabilities. The critical accounting policies which we believe are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s current credit worthiness and various other factors, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments based primarily on our estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Therefore, although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying values and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. During 2003 and for the first fiscal quarter of 2004, we operated at a loss. If we continue to operate at a loss for an extended period of time or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets which could substantially increase our effective tax rate for such period. Alternatively, if our future taxable income is significantly higher than expected and/or we are able to utilize our tax credits, we may be required to reverse all or a significant part of our valuation allowance against such deferred tax assets which could substantially reduce our effective tax rate for such period. Therefore, any significant changes in statutory tax rates or the amount of our valuation allowance could have a material effect on the value of our deferred tax assets and liabilities, and our reported financial results.

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

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for standard warranty-related costs based on our actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period. While our standard warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We also have contractual commitments to various customers that require us to incur costs to repair an epidemic defect with respect to our products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to us and the costs of repair can be reasonably estimated. While we have not historically experienced significant costs related to epidemic defects, we cannot guarantee that we will not experience significant costs to repair epidemic defects in the future. A significant increase in product return rates, a significant increase in the costs to repair our products, or an unexpected epidemic defect in our products, could have a material adverse effect on our operating results during the period in which such returns or additional costs materialize.

Stock-Based Compensation

We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, we may be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended April 4, 2004 and March 30, 2003:

	Three Months Ended
	April 4, 2004	March 30, 2003
Net sales	100.0%	100.0%
Cost of sales	83.0	92.7

Gross profit	17.0	7.3
Operating expenses:
Sales and marketing	5.6	5.6
Research and development	14.7	19.1
General and administrative	5.7	6.4
Goodwill impairment charge	—	9.3

Total operating expenses	26.0	40.4

Operating loss	(9.0)	(33.1)
Other income, net	0.6	1.4

Loss before income taxes	(8.4)	(31.7)
Benefit from income taxes	(3.2)	(11.4)

Net loss	(5.2)%	(20.3)%

Three Months ended April 4, 2004 and March 30, 2003

Net Sales

Our sales are derived primarily from the sale of radio frequency power amplifiers for use in wireless communications networks. Sales increased by 21% to $63.2 million, for the quarter ended April 4, 2004, from $52.2 million, for the quarter ended March 30, 2003. This increase is primarily due to a modest rebound in wireless infrastructure spending as we believe wireless network operators have begun to take steps to improve their wireless networks’ coverage and capacity. In addition, pursuant to our fiscal year policy, the quarter ended April 4, 2004 consisted of 14 weeks and the quarter ended March 30, 2003 consisted of 13 weeks. The following table presents an analysis of our net sales based upon radio frequency range:

	Three Months Ended (Dollars in thousands)
Radio Frequency Ranges	April 4, 2004		March 30, 2003
800-1000 MHz	$22,697	36%	$33,074	63%
1800-2000 MHz	32,641	52%	6,887	13%
2000+ MHz	7,886	12%	12,193	24%

Total sales	$63,224	100%	$52,154	100%

The decrease in sales in the 800-1000 MHz range during the first quarter of 2004 as compared to the same period in fiscal 2003 is attributable to reduced demand, particularly for products in the TDMA transmission protocol, which is primarily in the cellular band in the North American market. The growth in net sales during the first quarter of 2004 of products in the 1800-2000 MHz range, or PCS band, is attributable to increased deployment activity worldwide as compared to the prior year. A significant portion of this increase is due to increased deployment activity in the PCS band that is associated with the switch by several TDMA network operators to GSM service as well as the expansion of CDMA network operator coverages in the North American market. The decrease during the same period for the 2000+ MHz range resulted primarily from sales price reductions of the products sold for the 3G marketplace. Since wireless network operators continue to operate networks in all three frequency ranges and infrastructure spending in any particular frequency range depends on individual network coverage and capacity needs during a quarter, we do not believe that our revenue fluctuations for any single frequency range are necessarily indicative of a predictable trend for our future revenues by frequency band.

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

	Three Months Ended (Dollars in thousands)
Geographic Area	April 4, 2004		March 30, 2003
North America	$31,620	50%	$32,481	62%
Asia	12,252	19%	3,079	6%
Europe and other international	19,352	31%	16,594	32%

Total sales	$63,224	100%	$52,154	100%

North American revenues remained relatively flat in the first quarter of fiscal 2004 as compared to the first quarter of 2003. In the North American marketplace, reduced demand for TDMA products was offset by increased demand for both GSM and CDMA based products. Sales in Asia increased due to increased demand for GSM and CDMA products in both China and South Korea. We also experienced some initial demand for operator-direct sales in Asia, which contributed to the increase in Asian sales during the first quarter of 2004. Increased sales in Europe and other international areas resulted from increased shipments of GSM products, offset by reduced revenues for 3G products. Since regional wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic location.

For the quarter ended April 4, 2004, total sales to Nortel accounted for approximately 54% of sales and sales to Nokia accounted for 10% or more of sales for such period. For the quarter ended March 30, 2003, total sales to Nortel accounted for approximately 52% of sales and sales to ALLTEL and Nokia each accounted for 10% or more of sales. Our business is dependent upon a limited number of customers and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. Reduced demand for our products has negatively impacted our revenues and operating results. If reductions in overall market demand continue to result in a significant reduction in the future demand for our products by our customers, our business, financial condition and results of operations will be negatively impacted.

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

Cost of Sales and Gross Profit

Our cost of sales includes both variable and fixed cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs and warranty costs. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our production overhead costs into inventory decreases and the amount of production overhead variances expensed to cost of sales increases as production volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our production overhead costs into inventory increases and the amount of production overhead variances expensed to cost of sales decreases as production volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and production volumes decline due to lower sales volume and higher amounts of production overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and production volumes increase due to higher sales volume and lower amounts of production overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Three Months Ended (Dollars in thousands)
	April 4, 2004		March 30, 2003
Net sales	$63,224	100%	$52,154	100%
Cost of sales	52,450	83%	48,369	93%

Gross profit	$10,774	17%	$3,785	7%

Our gross profit margins during the first quarter of fiscal 2004 as compared to the same period of fiscal 2003 were favorably impacted by the 21% increase in net sales, which resulted in higher absorption of our manufacturing overhead expenses and decreased labor costs when viewed as a percentage of sales. In addition, the first quarter of 2004 benefited from the cost reductions realized from our decision in fiscal 2003 to outsource the majority of production of our products to contract manufacturers located in Asia.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. During fiscal 2003, the average sales price of our products declined between 5% and 24% from fiscal 2002. We currently expect that pricing pressures will remain strong in our industry. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations.

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision during 2003 to outsource the majority of our production to contract manufacturers in order to reduce our cost structure. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Our Future Results—Our average sales prices have declined…; and —Our reliance on contract manufacturers exposes us to risks…”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (Dollars in thousands)
Operating Expenses	April 4, 2004		March 30, 2003
Sales and marketing	$3,547	5%	$2,901	6%
Research and development	9,281	15%	9,950	19%
General and administrative	3,603	6%	3,347	6%
Goodwill impairment charge	—	—%	4,852	9%

Total operating expenses	$16,431	26%	$21,050	40%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $0.6 million, or 22%, during the quarter ended April 4, 2004 as compared to the quarter ended March 30, 2003. The increase results primarily from a $0.4 million increase in sales commissions and personnel costs due to our increase in sales.

Research and development expenses consist primarily of ongoing radio frequency power amplifier design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing radio frequency power amplifiers. Current programs include cellular, PCS and next generation 2.5G and 3G products, as well as alternatives to feed-forward technology techniques. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $0.7 million, or 7%, during the quarter ended April 4, 2004 as compared to the quarter ended

March 30, 2003. This decrease is primarily due to a $0.9 million decrease in material costs associated with a large number of prototype and pre-production product development builds during the first quarter of fiscal 2003 that did not similarly occur in the first quarter of 2004, offset by a slight increase in personnel costs.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $0.3 million, or 8%, during the quarter ended April 4, 2004 as compared to the quarter ended March 30, 2003 due to an increase in personnel costs.

During the quarter ended March 30, 2003, we incurred an impairment charge of $4.9 million incurred related to our write-down of goodwill. As a result of the significant economic downturn effecting demand in the wireless infrastructure industry, we determined that it was necessary to test our previously recorded goodwill for impairment during the first quarter of fiscal 2003. Since we operate in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists is based on a comparison of the fair value of the entire Company to the accounting value of our net assets. In estimating the fair value of the entire Company, we reviewed the market value of Powerwave based upon average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations compared to the accounting value of our underlying assets and liabilities, we concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million within operating expenses during the first quarter of fiscal 2003. We incurred no such charge during the quarter ended April 4, 2004.

Non-operating Income and Expenses

The following table presents an analysis of the differences between our operating loss and net loss:

	Three Months Ended (Dollars in thousands)
	April 4, 2004		March 30, 2003
Operating loss	$(5,657)	(9)%	$(17,265)	(33)%
Other income, net	351	1%	752	1%
Benefit from income taxes	2,043	3%	5,945	12%

Net loss	$(3,263)	(5)%	$(10,568)	(20)%

Other Income, net

Other income consists primarily of interest income, net of any interest expense. Other income decreased to $0.4 million during the quarter ended April 4, 2004, from $0.8 million during the quarter ended March 30, 2003 primarily due to the interest expense associated with our 1.25% subordinated convertible notes issued in July 2003.

Benefit from Income Taxes

We recorded a tax benefit at a rate of 38.5% during the quarter ended April 4, 2004 as compared to a tax benefit of 36.0% for the quarter ended March 30, 2003. Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations.

Net Loss

The net loss for the quarter ended April 4, 2004 is $3.3 million compared to a net loss of $10.6 million for the quarter ended March 30, 2003. The net loss for the first quarter of fiscal 2004 was less than the net loss for the first quarter of 2003 primarily due to the increase in sales combined with higher gross profit margins and the $4.9 million goodwill impairment charge recorded in the first quarter of fiscal 2003.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of April 4, 2004, we had working capital of $276.4 million, including $250.4 million in cash and cash equivalents, as compared to working capital of $280.2 million at December 28, 2003, which included $260.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the quarters ended April 4, 2004 and March 30, 2003:

	Three Months Ended (in thousands)
	April 4, 2004	March 30, 2003
Net cash provided by (used in):
Operating activities	$(10,511)	$1,284
Investing activities	(1,015)	(563)
Financing activities	1,352	915

Net increase (decrease) in cash and cash equivalents	$(10,174)	$1,636

Net cash used in operations during the quarter ended April 4, 2004 was $10.5 million as compared to net cash provided by operations of $1.3 million during the quarter ended March 30, 2003. This use of cash in operations during the first quarter of 2004 primarily related to the reduction in our outstanding accounts payable of $11.7 million when compared to our December 28, 2003 balance. During the quarter ended April 4, 2004, our net accounts receivable decreased to $51.2 million from $56.3 million at December 28, 2003, primarily due to lower revenues in the first quarter of 2004 when compared to the fourth quarter of 2003. Our net inventories increased by $2.1 million to $17.3 million at April 4, 2004, from $15.2 million at December 28, 2003.

Net cash used in investing activities reflects our capital spending. Total capital expenditures during the quarters ended April 4, 2004 and March 30, 2003 were approximately $1.2 million and $0.7 million, respectively. The majority of the capital spending during such quarters was for computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our future annual capital spending requirements to range between $5 million and $10 million per year, consisting primarily of radio frequency test equipment, computer hardware and computer software.

The $0.4 million increase in net cash provided by financing activities in the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003 represents increases in proceeds from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan.

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

Financing Activities

We maintain a $20.0 million revolving credit agreement with Comerica Bank-California. This credit facility provides for an unsecured revolving line of credit up to a maximum principal amount outstanding at any one time of $20.0 million (the “Revolving Commitment Amount”) and expires on May 31, 2004. We are required to pay a commitment fee of 0.25% per annum on the unused portion of the Revolving Commitment Amount, payable quarterly in arrears. The revolving credit facility allows for borrowings based either upon the bank’s prime rate (4.00% at April 4, 2004) or the bank’s LIBOR rate plus an applicable LIBOR margin of 1.25% or 1.50%, based upon our debt leverage ratio. The revolving credit facility contains certain standard affirmative and negative covenants, including limitations on future indebtedness, restricted payments, transactions with affiliates, liens, dividends, mergers, transfers of assets and leverage ratios. At April 4, 2004, we were in full compliance with all covenants contained in the revolving credit facility. There were no amounts outstanding and the full $20.0 million of the Revolving Commitment Amount was available to us as of April 4, 2004.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to maintain existing financing arrangements and to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At April 4, 2004, we had $130.0 million of 1.25% convertible subordinated notes due July 2008 outstanding. The notes are convertible into shares of our Common Stock at the option of the holder at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25%, payable semi-annually on January 15 and July 15. See “Note 8. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for additional information.

Capital Lease Obligations

We do not currently have any outstanding capital lease obligations. Such obligations, if any, would be included under debt and recorded on our consolidated balance sheets.

Operating Lease Obligations

We have various operating leases covering facilities in Santa Ana and El Dorado Hills, California, Bristol, United Kingdom, and various sales offices throughout the world. We also maintain some minor operating leases relating to equipment rentals that amount to less than $75,000 per quarter.

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

If our proposed acquisition of the outstanding shares of LGP Allgon is completed, we will be obligated to pay a fee to our financial advisor, Deutsche Bank, and we will also assume the liability to pay a completion fee to LGP Allgon’s advisors, Merrill Lynch International and Enskillda. The total amount of such fees is estimated to be approximately $7.0 million. Depending upon the number of shareholders that tender their shares under the cash alternative of the exchange offer, we may also be required to pay up to $125.0 million for the acquisition of such shares. As the advisor fees are not payable unless the acquisition is completed and the actual amount of the potential cash payment for the acquisition of the LGP Allgon shares cannot yet be determined, no amount relating to the advisor fees or the cash alternative has been included in the table set forth below.

Guarantees Under Letters of Credit

We have issued standby letters of credit from time to time as a security for certain liabilities. At April 4, 2004, total outstanding letters of credit approximated $0.6 million and are related to contingent liabilities under our workers compensation insurance policies in the United States.

As of April 4, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$1,625	$3,250	$132,438	$—	$137,313
Capital lease obligations	—	—	—	—	—
Operating lease obligations	1,583	2,526	438	272	4,819
Purchase commitments with contract manufacturers	26,775	—	—	—	26,775
Other purchase commitments	4,534	—	—	—	4,534
Guarantees under letters of credit	—	—	—	—	—

Total contractual obligations and commercial commitments	$34,517	$5,776	$132,876	$272	$173,441

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, President and Chief Executive Officer, Ronald J. Buschur, Chief Operating Officer, and Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary. See the “Compensation Committee Report On Executive Compensation” appearing in Part III, Item 11 of the Company’s Form 10-K for the fiscal year ended December 28, 2003 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the quarter ended April 4, 2004, we granted options to purchase a total of 54,500 shares of Common Stock to employees. After deducting 98,883 shares for options forfeited, the result was net option forfeitures of 44,383. Net option forfeitures during the year represented 0.1% of our total outstanding common shares of 63,487,202 as of April 4, 2004. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Three Months Ended April 4, 2004	Year Ended December 28, 2003	Year Ended December 29, 2002
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.1)%	(0.5)%	3.1%
Grants to executive officers during the period as a % of total options granted during the period	—%	18.0%	19.0%
Grants to executive officers during the period as a % of total outstanding common shares	—%	0.4%	0.9%
Cumulative options held by executive officers as a % of total options outstanding	16.4%	16.1%	19.5%

At April 4, 2004, a total of 2,002,102 options were available for grant under all of our option plans and a total of 256,037 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 12. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity under all of our stock option plans during the quarter ended April 4, 2004:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2003	8,951,996	$0.82 - $67.08	$12.05	4,854,867	$13.91
Granted	54,500	$7.50 - $ 9.91	$8.93
Exercised	(99,348)	$1.33 - $ 9.80	$5.13
Canceled	(98,883)	$4.65 - $49.44	$16.40

Balance at April 4, 2004	8,808,265	$0.82 - $67.08	$12.06	5,182,084	$13.94

There were no grants of options to any of our executive officers or directors during the quarter ended April 4, 2004.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of April 4, 2004. For purposes of this table, in-the-money stock options are those options with an exercise price less than $8.12 per share, the closing price of Powerwave Common Stock on April 2, 2004, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $8.12 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	2,189,734	$4.48	2,502,281	$6.08	4,692,015
Out-of-the-Money	2,992,350	$20.86	1,123,900	$16.70	4,116,250

Total Options Outstanding	5,182,084	$13.94	3,626,181	$9.37	8,808,265

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the quarter ended April 4, 2004, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of April 4, 2004. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at April 4, 2004		Value of Unexercised In-the-Money Options at April 4, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	116,666	233,334	$316,165	$632,335
Ronald J. Buschur	—	$—	337,499	362,501	$145,206	$435,794
Kevin T. Michaels	—	$—	278,312	117,188	$645,444	$222,704

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $8.12, the Company’s closing Common Stock price reported by Nasdaq on April 2, 2004, the last trading day of the fiscal quarter.

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of April 4, 2004, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	8,808,265	$12.06	2,002,102
Not Approved by shareholders	—	—	—

Total	8,808,265	$12.06	2,002,102

Disclosure About Foreign Currency Risk

We maintain various operations in several foreign locations including China, Finland, France, Singapore and the United Kingdom. These operations incur expenses in foreign currencies and, while historically insignificant, certain locations have the ability to generate local currency revenue. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses. In addition, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 50% of our net sales during the quarter ended April 4, 2004, 46% of our fiscal 2003 net sales and 33% of our fiscal 2002 net sales. We regularly pursue new customers in various domestic and international locations where new deployments or upgrades to existing wireless communication networks are planned. Such international locations include Europe, Asia and South America, where there has been instability in several of the regions’ currencies. Although we currently invoice most of our customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold, along with economic and political conditions of such foreign countries, could adversely affect our business, financial condition and results of operations. In addition, the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. While we currently believe that our international customers have the ability to meet all of their obligations to us, there can be no assurance that they will continue to be able to meet such obligations. We regularly monitor the credit worthiness of our international customers and make credit decisions based on both prior sales experience with such customers and their current financial performance, as well as overall economic conditions. In the future, we may be required or decide to offer certain international customers extended payment terms and/or sell products or services in the local currency of such customers. In fiscal 2003, we began to sell products to customers in China in their local currency and receive payments in such local currency. If we sell products or services in a foreign currency, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

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

We sell most of our products to a small number of customers, and we expect that this will continue. For the quarter ended April 4, 2004, total sales to Nortel accounted for approximately 54% of net sales and sales to Nokia accounted for 10% or more of net sales for such period. For fiscal year 2003, Nortel accounted for approximately 57% of our net sales and Nokia accounted for 10% or more of our net sales. The majority of our product sales are to original equipment manufacturers of wireless base station equipment. Our future success is dependent upon the continued purchases of our products by such manufacturers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

There have been significant reductions in demand for our products from both original equipment manufacturers and network operator customers, and if this continues, our operating results will continue to be adversely impacted.

We have a history of significant reductions in demand which demonstrates the risks related to our customer and industry concentration levels. During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. This reduction in spending by network operators also resulted in reduced purchases by wireless original equipment manufacturers, whose primary customers are network operators. As a result, our revenues decreased during fiscal 2003 to $239 million from $385 million in fiscal 2002. Revenues from network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. Our revenues for the first quarter of fiscal 2004 were approximately 12% lower than our fourth quarter 2003 revenues. If these reductions in overall market demand continue to result in significant reductions in future demand for our products from our original equipment manufacturer customers, our revenues will be flat or down and our results of operations will continue to be negatively impacted.

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

We have no purchase obligations from our customers because of their ability to reschedule or cancel orders with no penalty and we may experience sales short falls relative to expenses.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The average sales price for our products have declined by between 5% and 24% from 2002 to 2003. Fierce competition among our competitors has also contributed to the downward price pressure on our products which we expect to continue during 2004. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increase average selling prices, our gross margins will continue to decline.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Almost all of our revenues come primarily from the sale of radio frequency power amplifiers for wireless communications networks. Our future success depends upon the continued growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003. During this period, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks has had a negative impact on our operating results during fiscal 2003. If wireless network operators continue to delay or maintain reduced levels of capital spending, our operating results will continue to be negatively impacted.

Many of our wireless infrastructure manufacturer customers have internal radio frequency power amplifier production and/or design capabilities and thereby effectively compete against us.

Many of our customers internally design and/or manufacture their own radio frequency power amplifiers. These customers also continuously evaluate whether to manufacture their own radio frequency power amplifiers or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design radio frequency power amplifiers in an attempt to replace products manufactured by us. We believe that this practice will continue. In the event that our customers manufacture or design their own radio frequency power amplifiers, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell radio frequency power amplifiers externally to other manufacturers, thereby competing directly with us. If, for any reason, our customers produce their radio frequency power amplifiers internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease, which would adversely impact our results of operations.

Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs.

If our contract manufacturers are unable to timely respond to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from other suppliers and subcontractors that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material.

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

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, also purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. To date, the missed customer delivery dates have not had an adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “retune” our products to function with the replacement components, or we may be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our results of operations.

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

Our exchange offer to acquire all of the outstanding shares of LGP Allgon, as well as other future acquisitions or strategic alliances may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

On April 2, 2004, we commenced an exchange offer to acquire all of the outstanding shares of LGP Allgon. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. In addition to the proposed acquisition of LGP Allgon, we continually evaluate these types of opportunities. In the future, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions, including the proposed acquisition of LGP Allgon, subject us to numerous risks, including the following:

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

If the consummation of our proposed exchange offer to acquire all of the outstanding shares of LGP Allgon is delayed or otherwise fails to be completed within a reasonable period of time, our business and operating results may be adversely impacted.

In connection with the exchange offer for LGP Allgon, we have discussed the expected benefits of the combined businesses with our customers, and dedicated significant resources in developing plans for the combined company. If the consummation of the exchange offer is delayed or fails to be completed, our customers may delay purchasing decisions or we may be required to divert resources from our existing business to try and close the transaction, either of which would adversely impact our operating results. In addition, we have incurred significant expenses in connection with the exchange offer that have been capitalized as part of the proposed acquisition. If we fail to complete the exchange offer, these costs will be expensed and will adversely impact our operating results in the period such expense is recognized.

There are significant risks related to our contract manufacturing operations in Asia.

As part of our strategy to reduce our production costs, we have outsourced the majority of our manufacturing operations to contract manufacturers in China, Singapore and Thailand. This subjects us to the risks of doing business in these countries. The Chinese legal system is relatively new and lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Also, utilizing contract manufacturers and suppliers throughout the Asia region exposes our operations to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States.

Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments during the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable.

Since our products are built in Asia, we require air or ocean transport to ship the products to our customers. Transportation costs would escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers our delivery of products could be adversely delayed.

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

We conduct a significant portion of our business internationally which exposes us to increased business risks.

For the first quarter of 2004, and fiscal years 2003, 2002 and 2001, international revenues (excluding North American sales) accounted for approximately 50%, 46%, 33% and 41% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

•	compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections in Asia;

•	difficulties in staffing and managing foreign operations in Europe and Asia;

•	longer accounts receivable collection cycles in Europe and Asia;

•	currency fluctuations and resulting losses on currency translations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers in Europe and Asia;

•	overlapping or differing tax structures;

•	cultural and language differences between the United States, Europe and Asia; and

•	political or civil turmoil.

Any failure on our part to manage these risks effectively would seriously reduce our competitiveness in the wireless infrastructure marketplace.

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

We may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our business and managing the worldwide aspects of the combined company resulting from the proposed LGP Allgon acquisition, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our outstanding convertible debt that we issued in 2003 as well as any debt assumed in the proposed transaction. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

We purchase insurance to cover a wide variety of potential risks and liabilities. In the current worldwide insurance market, premiums are rising rapidly while coverage is becoming increasingly restrictive. Our total cost of insurance increased by more than 47% during fiscal 2003 to approximately $2.8 million per year and is expected to further increase in fiscal 2004. It is also possible that certain coverages may no longer be available or may only be available at prices that are prohibitively expensive. If we are unable to maintain our insurance coverages at their historical levels and at a reasonable cost, or if we are forced to bear an increased portion of the risks that we have traditionally insured, our results of operations and financial condition could be adversely affected due to increased insurance costs and potential losses arising from reduced coverages.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and long-term debt. At April 4, 2004, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

Our international sales expose us to foreign currency risk in the ordinary course of our business. Currently, we do not enter into derivative financial instruments. Aside from the net operating costs of our foreign operations in France, Finland, Singapore and the United Kingdom, direct network operator sales in Europe and our local revenues and operating costs of our foreign operations in China, we have not to date been required to transact any significant portion of our business in foreign currencies. As a result, we do not have any significant direct foreign currency exposure at April 4, 2004. However, we anticipate that a greater percentage of our sales will be made in foreign currencies as we begin selling additional products to certain customers in their local foreign currency during fiscal 2004. This, in turn, will increase our direct foreign currency exposure in the future. See “Disclosure About Foreign Currency Risk” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Interest Rate Risk

As of April 4, 2004, we had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%. We also have a short-term investment portfolio of approximately $242.0 million with maturities of three months or less. These cash equivalents exposed us to interest rate risk as short-term investment rates remained at historical lows during the first quarter of 2004. Given the short-term maturities and high-grade investment quality of our investment portfolio, we believe that we are not subject to material fluctuations in principal and the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

(b) Reports on Form 8-K:

The Registrant furnished a Current Report to the SEC on Form 8-K on January 22, 2004, to report under Item 12, Results of Operations and Financial Condition, the announcement of financial results for the fiscal year ended December 28, 2003.

The Registrant furnished a Current Report to the SEC on Form 8-K on January 26, 2004, to provide under Item 12, Results of Operations and Financial Condition, a transcript of a conference call and simultaneous web-cast presentation on January 22, 2004, relating to the Company’s financial results for the fiscal year ended December 28, 2003.

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

Date: April 30, 2004	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Senior Vice President, Finance and Chief Financial Officer