Form 10-Q
period 2004-07-04
POWERWAVE TECHNOLOGIES INC
filed 2004-08-13
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No☐

As of August 11, 2004 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 104,366,243.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, preliminary allocations of purchase consideration in the LGP Allgon acquisition, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and synergies from integration activities of the former LGP Allgon businesses, restructuring charges and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 4, 2004	December 28, 2003
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$147,957	$260,528
Accounts receivable, net of allowance for sales returns and doubtful accounts of $5,319 and $2,332 at July 4, 2004 and December 28, 2003, respectively	129,926	56,278
Inventories	52,681	15,187
Prepaid expenses and other current assets	18,413	13,353

Total current assets	348,977	345,346
Property, plant and equipment, net	152,842	67,975
Goodwill	231,774	3,439
Other non-current assets	117,907	49,497

TOTAL ASSETS	$851,500	$466,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67,562	$48,942
Accrued expenses and other current liabilities	98,513	16,159
Short-term debt and current portion of long-term debt	13,620	—

Total current liabilities	179,695	65,101
Long-term debt	131,507	130,000
Other non-current liabilities	266	119

Total liabilities	311,468	195,220

Commitments and contingencies (Note 7)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 104,217 shares issued and outstanding at July 4, 2004 and 63,257 shares issued and outstanding at December 28, 2003	524,282	225,651
Accumulated other comprehensive income (loss)	3,789	(1)
Retained earnings	11,961	45,387

Total shareholders’ equity	540,032	271,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$851,500	$466,257

Note: December 28, 2003 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net sales	$115,981	$51,509	$179,205	$103,663

Cost of sales:
Cost of goods	92,121	50,761	144,524	98,832
Intangible asset amortization	1,078	299	1,125	597
Restructuring and impairment charges	506	7,570	506	7,570

Total cost of sales	93,705	58,630	146,155	106,999

Gross profit (loss)	22,276	(7,121)	33,050	(3,336)

Operating expenses:
Sales and marketing	6,386	2,570	9,854	5,471
Research and development	13,053	9,814	22,334	19,764
General and administrative	5,807	3,199	9,490	6,547
Intangible asset amortization	1,769	—	1,769	—
In-process research and development	23,450	—	23,450	—
Restructuring and impairment charges	2,001	2,356	2,001	7,208

Total operating expenses	52,466	17,939	68,898	38,990

Operating loss	(30,190)	(25,060)	(35,848)	(42,326)

Other income (expense), net	(15)	613	336	1,366

Loss before income taxes	(30,205)	(24,447)	(35,512)	(40,960)

Benefit from income taxes	(43)	(9,210)	(2,086)	(15,155)

Net loss	$(30,162)	$(15,237)	$(33,426)	$(25,805)

Basic loss per share	$(0.33)	$(0.23)	$(0.43)	$(0.39)

Diluted loss per share	$(0.33)	$(0.23)	$(0.43)	$(0.39)

Basic weighted average common shares	91,664	65,976	77,528	65,926

Diluted weighted average common shares	91,664	65,976	77,528	65,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net loss	$(30,162)	$(15,237)	$(33,426)	$(25,805)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,805	—	3,789	(1)

Comprehensive loss	$(26,357)	$(15,237)	$(29,637)	$(25,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 4, 2004	June 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,426)	$(25,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,922	10,108
In-process research and development charges	23,450	—
Non-cash restructuring and impairment charges	—	11,143
Provision for sales returns and doubtful accounts	343	971
Provision for excess and obsolete inventories	914	1,695
Deferred income taxes	(2,593)	(15,196)
Compensation costs related to stock options	—	29
Loss (gain) on disposal of property, plant and equipment	(82)	(31)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,520)	14,418
Inventories	492	1,021
Prepaid expenses and other current assets	1,970	2,562
Accounts payable	(27,679)	(4,755)
Accrued expenses and other current liabilities	(2,924)	1,543
Other non-current assets	(218)	286
Other non-current liabilities	(45)	2

Net cash used in operating activities	(28,396)	(2,009)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,252)	(1,773)
Proceeds from the sale of property, plant and equipment	7,448	388
Acquisition, net of cash acquired	(76,019)	—

Net cash used in investing activities	(72,823)	(1,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt	14,652	—
Principal payments on bank debt	(27,582)	—
Proceeds from the sale of stock under Employee Stock Purchase Plan	902	892
Proceeds from exercise of stock options	646	156

Net cash provided by (used in) financing activities	(11,382)	1,018

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	30	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(112,571)	(2,376)
CASH AND CASH EQUIVALENTS, beginning of period	260,528	162,529

CASH AND CASH EQUIVALENTS, end of period	$147,957	$160,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies, Inc. (“Powerwave” or the “Company”), a Delaware corporation, is a global supplier of end-to-end wireless solutions for wireless communications networks. Powerwave designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions, all for use in cellular, PCS and 3G networks throughout the world. The Company also manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies. During the second quarter of fiscal year 2004, Powerwave completed its acquisition of LGP Allgon (see “Note 3. Acquisition of LGP Allgon”.) The condensed consolidated financial statements include the operations of LGP Allgon from May 2004 forward.

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

The results of operations for the three and six months ended July 4, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 2, 2005 (“fiscal 2004.”) Therefore, the accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Foreign Currency Translation

Powerwave’s international operations generally use their respective local currencies as their functional currency. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), revenues and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which such revenues and expenses occur. International subsidiaries that use their local currency as their functional currency translate their assets and liabilities using current rates of exchange at the balance sheet date. The resulting translation gains and losses for such subsidiaries are included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. International subsidiaries that use the U.S. dollar as their functional currency translate their monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. The resulting translation gains and losses for these subsidiaries have historically been insignificant and are included in other income, net. Realized exchange gains and losses from foreign currency transactions are reported in other income, net, and have also historically been insignificant.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), the Company has elected to continue using the intrinsic value method of accounting for stock based awards granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, to account for its stock option and purchase plans. Powerwave only records compensation expense for stock based awards granted with an exercise price below the market value of the Company’s stock at the grant date.

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the second quarter of fiscal years 2004 and 2003 were $2.64 per share and $2.59 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net loss and basic and diluted loss per share for the three and six months ended July 4, 2004 and June 29, 2003 would have approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net loss:
As reported	$(30,162)	$(15,237)	$(33,426)	$(25,805)
Deduct: Additional expense per SFAS 123, fair value method, net of related tax effects	(472)	(1,924)	(2,177)	(4,810)

Pro forma	$(30,634)	$(17,161)	$(35,603)	$(30,615)

Basic loss per share:
As reported	$(0.33)	$(0.23)	$(0.43)	$(0.39)
Pro forma	$(0.33)	$(0.26)	$(0.46)	$(0.46)
Diluted loss per share:
As reported	$(0.33)	$(0.23)	$(0.43)	$(0.39)
Pro forma	$(0.33)	$(0.26)	$(0.46)	$(0.46)

The fair value of options granted under the Company’s stock incentive plans during the first six months of fiscal 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

Six Months Ended
	July 4, 2004	June 29, 2003
Weighted average risk-free interest rate	2.2% - 2.8%	1.7%-1.9%
Expected life (in years)	5.2	5.1
Expected stock volatility	53% - 71%	74%-177%
Dividend yield	None	None

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

Note 3. Acquisition of LGP Allgon

On May 3, 2004, the Company completed its exchange offer for the outstanding shares of LGP Allgon Holding AB (“LGP Allgon”), a Swedish public company and global provider of wireless infrastructure equipment and coverage solutions to wireless network communications operators and original equipment manufacturers. Pursuant to the terms of the exchange offer, LGP Allgon shareholders were offered 1.1 shares of newly issued Powerwave Common Stock in exchange for each share of LGP Allgon common stock. In addition, pursuant to the exchange offer, Powerwave offered a cash alternative whereby LGP Allgon shareholders could alternatively elect to exchange their LGP Allgon common stock for a fixed price of Swedish kronor (“SEK”) 61.87 in lieu of Powerwave shares. This cash alternative was subject to an aggregate maximum of $125 million. Powerwave believes that the acquisition of LGP Allgon will provide the combined company with a leading position in the global wireless infrastructure market and a better ability to provide more complete end-to-end solutions for its customers’ complex network requirements due to the complimentary nature of LGP Allgon’s product offerings and customer relationships.

As of July 4, 2004, Powerwave had acquired approximately 97% of LGP Allgon’s outstanding common stock in exchange for approximately $89.0 million in cash and 40,685,596 shares of Powerwave Common Stock, valued at $297.0 million based upon the average closing price for the three days before and after the announcement of the transaction. The Company is currently in the process of initiating compulsory acquisition proceedings to acquire the remaining LGP Allgon shares that were not tendered and expects to pay between $14.0 million and $15.0 million as additional purchase price related to such proceedings.

In connection with the acquisition, the Company began to formulate and implement a plan to restructure and integrate the operations of the combined companies. As a result, Powerwave recorded restructuring charges related to its operations of approximately $2.5 million during the second quarter ended July 4, 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These charges are included in restructuring and impairment charges within operating expenses and cost of sales in the accompanying condensed consolidated statement of operations. Additionally, the Company recognized $15.5 million as liabilities or asset write-downs in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase consideration in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The implementation of the restructuring and integration plan is in its initial stages and further actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. These actions are currently expected to be completed by the end of fiscal 2004, and when taken, additional charges will be recorded as an adjustment to goodwill. Any additional actions relating to pre-existing Powerwave operations will be charged to earnings. See “Note 6. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

The Company has completed a preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management with the assistance of independent valuation specialists. Such allocation and amounts may change as certain independent valuations are finalized and the restructuring and integration plan is completed. Based on these preliminary estimates, Powerwave allocated approximately $66.5 million to various identifiable intangible assets related to patents and technology, customers and trademarks, with a weighted average life of 4 years. In addition, $23.5 million was allocated to purchased in-process research and development that was expensed upon completion of the acquisition (as a charge not deductible for tax purposes) since the underlying products had not reached technological feasibility, successful development was uncertain and no future alternative uses existed.

The following unaudited pro forma financial information for the three and six months ended July 4, 2004 and June 29, 2003, assumes that the LGP Allgon acquisition had occurred on the first day of each period presented. The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information excludes the effect of the in-process research and development charge of $23.5 million. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Three Months Ended		Six Months Ended
	(pro forma)
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net sales	$143,899	$114,081	$288,434	$229,093

Net loss	$(20,791)	$(23,334)	$(28,729)	$(54,085)

Basic loss per share	$(0.20)	$(0.22)	$(0.27)	$(0.51)

Diluted loss per share	$(0.20)	$(0.22)	$(0.27)	$(0.51)

Note 4. Inventories

Net inventories consist of the following:

	July 4, 2004	December 28, 2003
Parts and components	$25,354	$5,295
Work-in-process	3,078	722
Finished goods	24,249	9,170

Total inventories	$52,681	$15,187

Inventories are net of an allowance for excess and obsolete inventory of approximately $19.6 million and $8.6 million as of July 4, 2004 and December 28, 2003, respectively. Powerwave regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based primarily on sales backlog, forecasted product demand and production requirements for the next twelve months.

Note 5. Deferred Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax liabilities and assets for each tax jurisdiction within which it operates based on the differences between the financial statement carrying amounts and the tax bases of the associated assets and liabilities, using enacted tax rates in effect for each separate tax jurisdiction for the years such differences are expected to reverse. The Company does not provide deferred U.S. income taxes on undistributed earnings from certain foreign subsidiaries where such earnings are considered to be permanently reinvested. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult for the Company to predict and manage its earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of July 4, 2004, Powerwave had a net tax deferred asset of approximately $46.4 million of which $45.7 million related to U.S. domestic operations. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of the deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits. In recent years, Powerwave has generated losses in certain tax jurisdictions, including the U.S., and profits in others, resulting in consolidated operating losses. Should the Company continue to operate at a loss in certain tax jurisdictions, it would likely record an additional valuation allowance against its deferred tax assets in the future.

Note 6. Restructuring and Impairment Charges

Integration with LGP Allgon

In connection with Powerwave’s acquisition of LGP Allgon during the second quarter of fiscal 2004, the Company began to formulate and implement a plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, Powerwave recorded a restructuring charge of approximately $2.5 million during the second quarter ended July 4, 2004 related to its operations. This amount included approximately $2.1 million in connection with workforce reductions of approximately 100 employees at various Powerwave operating locations and $0.4 million in connection with future lease obligations and asset write-downs related to the closure of our facility in Long Island, New York, and the consolidation of engineering facilities in El Dorado Hills, California. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales and $2.0 million was recorded in operating expenses. In addition, the Company recognized $15.5 million as liabilities or asset write-downs in connection with the LGP Allgon acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase price and recorded as an adjustment to goodwill. The implementation of the Company’s restructuring and integration plan is in its initial stages and further actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. These actions are currently expected to continue at least through the remainder of the year, and when taken, will be recorded as additional adjustments to goodwill. Additional actions relating to pre-existing Powerwave operations, if any, will be expensed to earnings as additional restructuring charges in the period incurred.

Outsourcing of Radio Frequency Power Amplifier Production

Powerwave outsourced the majority of its radio frequency power amplifier production to contract manufacturers located in Asia during fiscal 2003 in order to further reduce the Company’s operating cost structure and enable it to be more competitive. Additionally, during fiscal 2003 the Company accelerated the timing of technology transitions and new product introductions due to its transition to outsourced manufacturing and the continued economic downturn that significantly impacted demand in the wireless infrastructure industry. As a result, Powerwave recorded approximately $9.9 million of restructuring and impairment charges during the second quarter ended June 29, 2003. This amount included cash restructuring charges of approximately $3.6 million related primarily to severance payments. The remaining non-cash impairment charges of approximately $6.3 million related to a $3.2 million write-down of excess manufacturing and test equipment and a $3.1 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that were implemented during the second quarter of 2003. These restructuring and impairment charges were recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. Approximately $7.6 million of the total $9.9 million restructuring and impairment charges was recorded in cost of sales and approximately $2.3 million was recorded in operating expenses.

Goodwill Impairment

During the quarter ended March 30, 2003, Powerwave determined that it was necessary to test its previously recorded goodwill for impairment as a result of the significant economic downturn effecting demand in the wireless infrastructure industry. Since Powerwave operated in a single business segment as a single reporting unit, the determination of whether any potential impairment of goodwill exists was based on a comparison of the fair value of the entire Company to the accounting value of its net assets. In estimating the fair value of the entire Company, Powerwave reviewed the average and closing stock prices for its Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations to the accounting value of the underlying assets and liabilities, the Company concluded that the entire amount of its recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million during the first quarter of fiscal 2003. The Company did not record any similar impairment charge during the six months ended July 4, 2004.

A summary of the activity that affected the Company’s accrued restructuring and impairment costs for the year ended December 28, 2003 and the six months ended July 4, 2004 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Goodwill & Intangible Write-downs	Other	Total
Balance at December 29, 2002	$—	$—	$—	$—	$—
Amounts expensed	4,551	2,982	7,927	—	15,460
Amounts paid/incurred	(4,531)	(2,982)	(7,927)	—	(15,440)

Balance at December 28, 2003	20	—	—	—	20
Amounts assumed from LGP Allgon	464	3,348	—	863	4,675
Amounts accrued in purchase accounting	10,958	3,219	—	1,348	15,525
Amounts expensed	2,049	458	—	—	2,507
Amounts paid/incurred	(2,446)	(173)	—	(1,613)	(4,232)

Balance at July 4, 2004	$11,045	$6,852	$—	$598	$18,495

Note 7. Commitments and Contingencies

Powerwave is subject to various legal proceedings from time to time as part of its business. As of July 4, 2004, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 8. Warranty Costs

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the six months ended July 4, 2004 and June 29, 2003 are as follows:

Description	July 4, 2004	June 29, 2003
Beginning Balance	$4,829	$5,133
Reserve balances acquired with LGP Allgon	7,385	—
Reductions for warranty costs incurred	(3,244)	(2,036)
Warranty accrual related to current period sales	1,612	1,906
Change in estimate related to previous warranty accruals	813	49

Ending Balance	$11,395	$5,052

Note 9. Contractual Guarantees and Indemnities

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 4, 2004 is included below:

Intellectual Property Indemnities

The Company indemnifies certain customers and its contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s products. These indemnities, which appear in development and supply agreements with Powerwave’s customers, as well as manufacturing service agreements with its contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, Powerwave is unable to determine the maximum amount of losses that it could incur related to such indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company’s business, financial condition or results of operations.

Director and Officer Indemnities and Contractual Guarantees

The Company has entered into indemnification agreements with its directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains directors and officers insurance which may provide a source of recovery to the Company in the event of an indemnification claim.

The Company has also entered into severance and change in control agreements with certain of its executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with Powerwave.

General Contractual Indemnities/Products Liability

During the normal course of business, the Company enters into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by Powerwave products. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount. Historically, any amounts payable pursuant to such contractual indemnities have not had a material negative effect on the Company’s business, financial condition or results of operations. Powerwave maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery to the Company in the event of an indemnification claim.

Other Guarantees

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s bank, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on Powerwave’s business, financial condition or results of operations.

Note 10. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 13,640,505 and 13,582,078 related to the Company’s convertible debt and stock option programs, as applicable, have been excluded from diluted weighted average common shares for the three and six months ended July 4, 2004, respectively, as the effect would be anti-dilutive. Potential common shares of 243,439 and 200,293 have been excluded from diluted weighted average common shares for the three and six months ended and June 29, 2003, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Basic:
Basic weighted average common shares	91,664	65,976	77,528	65,926
Net loss	$(30,162)	$(15,237)	$(33,426)	$(25,805)

Basic loss per share	$(0.33)	$(0.23)	$(0.43)	$(0.39)

Diluted:
Basic weighted average common shares	91,664	65,976	77,528	65,926
Potential common shares	—	—	—	—

Diluted weighted average common shares	91,664	65,976	77,528	65,926
Net loss	$(30,162)	$(15,237)	$(33,426)	$(25,805)

Diluted loss per share	$(0.33)	$(0.23)	$(0.43)	$(0.39)

Note 11. Segments

As a result of its recent acquisition of LGP Allgon, Powerwave now operates in two reportable business segments: wireless communications and contract manufacturing. Sales in the wireless communications segment are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in wireless communications networks. Sales in the contract manufacturing segment are derived from the manufacture and sale of advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies. The accounting policies of each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

The following schedule presents an analysis of certain financial information for these two business segments:

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net sales:
Wireless communications	$110,055	$51,509	$173,279	$103,663
Contract manufacturing	5,926	—	5,926	—

Total net sales	$115,981	$51,509	$179,205	$103,663

Operating loss:
Wireless communications	$(29,872)	$(25,060)	$(35,530)	$(42,326)
Contract manufacturing	(318)	—	(318)	—

Total operating loss	$(30,190)	$(25,060)	$(35,848)	$(42,326)

	July 4, 2004	December 28, 2003
Total assets:
Wireless communications	$814,944	$466,257
Contract manufacturing	36,556	—

Total assets	$851,500	$466,257

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. With the completion of the LGP Allgon acquisition, Powerwave’s worldwide customer base has become more diversified. However, the Company is still dependent upon the limited number of customers that comprise the wireless communications industry for the majority of its revenues. During the three months ended July 4, 2004 and June 29, 2003, sales to customers that accounted for 10% or more of revenues totaled $29.3 million and $42.9 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 25% and 57% of revenues during such quarters, respectively. During the quarter ended June 29, 2003, two customers in addition to Nortel accounted for approximately 17% and 10% of revenues.

During the six months ended July 4, 2004 and June 29, 2003, sales to customers that accounted for 10% or more of revenues for the period totaled $81.2 million and $76.5 million, respectively. Sales to Nortel accounted for approximately 35% and 54% of revenues during such periods, respectively. During the six months ended July 4, 2004 and June 29, 2003, one customer in addition to Nortel accounted for approximately 10% and 20% of revenues, respectively.

As of July 4, 2004, approximately 27% of total accounts receivable related to the two customers that each accounted for 10% or more of Powerwave’s net sales during the first six months of 2004. The loss of or reduction in sales, or the inability to collect any outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included under Item 1, “Financial Statements (Unaudited)”. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in “Additional Factors That May Affect Our Future Results” included herein.

Introduction and Overview

Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our primary business consists of the design, manufacture and marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to network operators), and directly to individual wireless network operators for deployment into their existing networks.

Powerwave also operates a contract manufacturing business under the trade-name of “Arkivator”. This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies. This business accounted for approximately five percent of our revenues for the second quarter of 2004.

Our wireless communications business is primarily dependent upon the worldwide demand for wireless communications and the resulting requirements for infrastructure spending by wireless network operators to support such demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2 or 2.5G networks. These networks utilize common transmission protocols including Code Division Multiple Access or CDMA, Time Division Multiple Access or TDMA, and Global System for Mobile or GSM, all of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data Rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA2000 and CDMA EV/DO.

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

During the last three years, demand for wireless communications infrastructure equipment has fluctuated dramatically and there has been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of next generation equipment and financial difficulties on the part of the wireless network operators who have been forced to consolidate and reduce spending to strengthen their balance sheet and improve their profitability. This has had a significant negative impact on overall demand for wireless infrastructure products, and at various times, has directly reduced demand for our products and increased price competition within our industry which has led to reductions in our revenues and contributed to our reported operating losses.

We believe that we have maintained our overall market share within the wireless communications infrastructure equipment market during this difficult industry period. We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator for our products.

During fiscal 2003, we focused on restructuring the Company to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry. During fiscal 2004, we are striving to continue our focus on cost savings while we expand our market opportunities, as evidenced by our recent acquisition of LGP Allgon. This acquisition involves the integration of two companies based in different countries that previously have operated independently, which is a complex, costly and time-consuming process. We have begun to formulate and implement plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours and expect such efforts to continue at least through the remainder of this year. We believe LGP Allgon’s product offerings and customer relationships are highly complimentary with those of Powerwave and that this acquisition provides us with a leading position in the global wireless infrastructure market and improves our ability to provide more complete end-to-end solutions for our customers’ complex network requirements. As a result of this acquisition and our integration efforts, we currently expect to realize annual synergy cost savings of at least $30 million beginning in fiscal year 2005. See “Note 3. Acquisition of LGP Allgon” and “Note 6. Restructuring and Impairment Charges” within the “Notes to Condensed Consolidated Financial Statements” included under Item 1, “Financial Statements (Unaudited)” for additional information.

We measure our success by monitoring our net sales and gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be good growth opportunities within the wireless communications infrastructure marketplace from a long-term perspective. We continue to focus on positioning Powerwave to benefit from these long-term opportunities.

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

Revenue Recognition

The majority of our revenue is derived from the sales of products. We recognize revenue from product sales at the time of shipment and passage of title. We offer certain of our customers the right to return products within a limited time after delivery. We continuously monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product failure rates and the resulting product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Depending on the product line, such provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. Although we make every reasonable effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Income Taxes

We recognize current and deferred tax assets and liabilities, as well as the associated income statement benefit or expense, based on our reported operating results and the differences between the financial statement carrying values and the tax bases of assets and liabilities in each separate tax jurisdiction within which we conduct business. We do not provide deferred U.S. income taxes on undistributed earnings from certain foreign subsidiaries where we consider such earnings to be permanently reinvested. Given the increased global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to predict and manage our earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in our effective tax rate.

As of July 4, 2004, the Company had a net tax deferred asset of approximately $46.4 million of which $45.7 million related to U.S. domestic operations. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences within each taxing jurisdiction. During 2003 and for the first six months of 2004, we generated losses in certain tax jurisdictions, including the U.S., and profits in others, resulting in a consolidated operating loss. If we continue to operate at a loss in any specific tax jurisdiction for an extended period of time and/or are unable to generate sufficient future taxable income in such jurisdiction, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets related to such tax jurisdiction, which could have a material adverse impact on our effective tax rate, the value of our deferred tax assets and liabilities, and our reported financial results.

Goodwill, Intangibles and Long Lived Assets

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets and in-process research and development we typically engage independent valuation specialists to assist us in determining those values. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we review the market value of our outstanding Common Stock based upon its average and closing stock prices, as well as subjective valuations for the reporting unit based on multiples of sales, EBITDA and EBIT, and other valuation metrics. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities. While we do not believe that any portion of our recorded goodwill is presently impaired, any future impairment of our goodwill could have a material adverse affect on our financial position and results of operations.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives which generally range up to 6 years. We review the recoverability of the carrying value of identified intangibles and other long lived assets, including fixed assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long-lived assets are currently impaired, any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

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

Accruals for Restructuring and Impairment Charges

We recorded $2.5 million and $9.9 million of restructuring and impairment charges during the first six months of fiscal years 2004 and 2003, respectively. In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in the continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended July 4, 2004 and June 29, 2003:

	Three Months Ended		Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.8	113.8	81.6	103.2

Gross profit	19.2	(13.8)	18.4	(3.2)
Operating expenses:
Sales and marketing	5.5	5.0	5.5	5.3
Research and development	11.3	19.1	12.5	19.1
General and administrative	5.0	6.2	5.3	6.3
Intangible amortization	1.5	—	1.0	—
In-process research and development	20.2	—	13.1	—
Restructuring and impairment charge	1.7	4.6	1.1	6.9

Operating expenses	45.2	34.9	38.5	37.6

Operating loss	(26.0)	(48.7)	(20.1)	(40.8)
Other income, net	—	1.2	0.2	1.3

Loss before income taxes	(26.0)	(47.5)	(19.9)	(39.5)
Benefit from income taxes	—	(17.9)	(1.2)	(14.6)

Net loss	(26.0)%	(29.6)%	(18.7)%	(24.9)%

Three Months ended July 4, 2004 and June 29, 2003

Net Sales

Our sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. We also manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies. Sales increased by 125% to $116.0 million, for the quarter ended July 4, 2004, from $51.5 million, for the quarter ended June 29, 2003. This increase is primarily due to our acquisition of LGP Allgon which is included in our results from May 2004 forward. The following table presents an analysis of our net sales based upon business segment:

	Three Months Ended
Segment	July 4, 2004		June 29, 2003
Wireless communications	$110,055	95%	$51,509	100%
Contract manufacturing	5,926	5%	—	—%

Total net sales	$115,981	100%	$51,509	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Three Months Ended
Wireless Communications Product Group	July 4, 2004		June 29, 2003
Antenna systems	$30,760	28%	$—	—%
Base station subsystems	66,211	60%	51,509	100%
Coverage solutions	13,084	12%	—	—%

Total	$110,055	100%	$51,509	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products which go into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions primarily consist primarily of repeaters and advanced coverage solutions. The increase in all three product groups during the three months ended July 4, 2004 as compared to the three months ended June 29, 2003 is a result of our acquisition of LGP Allgon.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our original equipment manufacturer customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of many of our products. The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended
Geographic Area	July 4, 2004		June 29, 2003
Americas	$41,736	36%	$22,392	43%
Asia Pacific	13,103	11%	12,157	24%
Europe and other international	61,142	53%	16,960	33%

Total net sales	$115,981	100%	$51,509	100%

Revenues in the Americas, Asia Pacific and Europe and other international locations increased in the second quarter of fiscal 2004 as compared to the second quarter of 2003, primarily as a result of our acquisition of LGP Allgon. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area.

For the quarter ended July 4, 2004, total sales to Nortel accounted for approximately 25% of sales. For the quarter ended June 29, 2003, total sales to Nortel accounted for approximately 57% of sales and sales to AT&T Wireless and Nokia each accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel, as well as other customers, during the quarter ended July 4, 2004 is primarily the result of our acquisition of LGP Allgon, which substantially increased our total revenues and also increased our number of customers. Notwithstanding the acquisition, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs, warranty costs and amortization of product-related intangibles. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and volumes decline due to lower sales volume and higher amounts of overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and volumes increase due to higher sales volume and lower amounts of overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	July 4, 2004		June 29, 2003
Net sales	$115,981	100%	$51,509	100%
Cost of sales:
Cost of sales	92,121	80%	50,761	98%
Intangible amortization	1,078	1%	299	1%
Restructuring and impairment charges	506	—%	7,570	15%

Total cost of sales	93,705	81%	58,630	114%

Gross profit	$22,276	19%	$(7,121)	(14)%

Our gross profit margins improved during the second quarter of fiscal 2004 due to the increased revenue resulting from our acquisition of LGP Allgon, as well as the cost reductions realized from our decision in fiscal 2003 to outsource the majority of our radio frequency power amplifier production to contract manufacturers located in Asia. This impact was slightly offset by increased amortization of product-related intangibles acquired in connection with the acquisition of LGP Allgon. During the quarter ended June 29, 2003, we also recorded restructuring and impairment charges in cost of sales of approximately $7.6 million related to the outsourcing of our radio frequency power amplifier manufacturing operations, as compared to restructuring and impairment charges of only $0.5 million during the quarter ended July 4, 2004. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. For example, during fiscal 2003, the average sales price of our radio frequency power amplifier products declined between 5% and 24% from fiscal 2002. We currently expect that pricing pressures will remain strong in our industry. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations.

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision during 2003 to outsource the majority of our radio frequency power amplifier production to contract manufacturers in order to reduce our cost structure. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Our Future Results—Our average sales prices have declined…; and —Our reliance on contract manufacturers exposes us to risks…”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	July 4, 2004		June 29, 2003
Sales and marketing	$6,386	5%	$2,570	5%
Research and development	13,053	11%	9,814	19%
General and administrative	5,807	5%	3,199	6%
Intangible amortization	1,769	2%	—	—%
In-process research and development	23,450	20%	—	—%
Restructuring and impairment charges	2,001	2%	2,356	5%

Total operating expenses	$52,466	45%	$17,939	35%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $3.8 million, or 148%, during the quarter ended July 4, 2004 as compared to the quarter ended June 29, 2003. The increase resulted primarily from our acquisition of LGP Allgon, as well as higher personnel and travel-related costs.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $3.2 million, or 33%, during the quarter ended July 4, 2004 as compared to the quarter ended June 29, 2003, primarily as the net result of our acquisition of LGP Allgon and a decrease in material costs that had been incurred during the second quarter of fiscal 2003 for prototype and pre-production builds related to new product introductions.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $2.6 million, or 82%, during the quarter ended July 4, 2004 as compared to the quarter ended June 29, 2003 due to our acquisition of LGP Allgon, as well as higher personnel costs and professional fees.

Amortization of customer-related intangibles acquired in the LGP Allgon acquisition amounted to $1.8 million for the second fiscal quarter of 2004, compared to no such charges during the second fiscal quarter of 2003. We also recorded a one-time charge of $23.5 million for purchased in-process research and development that was expensed upon completion of the LGP Allgon acquisition. This charge related to certain product development activities of LGP Allgon that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed. No similar in-process research and development charges were recorded in the second quarter of fiscal 2003.

Restructuring and impairment charges amounted to $2.0 million for the quarter ended July 4, 2004 compared to $2.3 million for the quarter ended June 29, 2003. The charges recorded during the second quarter of fiscal 2004 related primarily to the consolidation of Powerwave operations as a result of the acquisition of LGP Allgon, including workforce reductions and facility consolidations. The charges recorded during the second quarter of fiscal 2003 related primarily to workforce reductions and the write-down of excess equipment related to the outsourcing of our radio frequency power amplifier manufacturing operations, as well as the write-down of certain customer-related intangibles. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

Other Income, net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (dollars in thousands)
	July 4, 2004		June 29, 2003
Interest income	$592	1%	$521	1%
Interest expense	(924)	(1)%	(14)	—%
Miscellaneous income (expense)	317	—%	106	—%

Other income (expense), net	$(15)	—%	$613	1%

Interest expense increased by $0.9 million during the quarter ended July 4, 2004 primarily due to the interest expense associated with our 1.25% subordinated convertible notes issued in July 2003 and the interest bearing debt assumed in our acquisition of LGP Allgon.

Benefit from Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the geographic distribution of our income which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax benefit at the rate of 0.1% during the quarter ended July 4, 2004 as compared to a tax benefit of 37.7% for the quarter ended June 29, 2003. The reduction in our effective tax benefit rate for the quarter reflects a cumulative year-to-date adjustment in our expected annual effective tax rate due to our acquisition of LGP Allgon and the related impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of our combined operations after the LGP Allgon acquisition and the difficulty in predicting and managing our earnings in each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Loss

The net loss for the quarter ended July 4, 2004 is $30.2 million compared to a net loss of $15.2 million for the quarter ended June 29, 2003. The net loss for the second quarter of fiscal 2004 was higher than the net loss for the second quarter of 2003 primarily due to the one-time in-process research and development charge, integration related restructuring charges and intangible asset amortization related to our acquisition of LGP Allgon.

Six Months ended July 4, 2004 and June 29, 2003

Net Sales

Sales increased by 73% to $179.2 million, for the six months ended July 4, 2004, from $103.7 million, for the six months ended June 29, 2003 primarily due to our acquisition of LGP Allgon which is included in our results from May 3, 2004 forward. The following table presents an analysis of our net sales based upon segment:

	Six Months Ended
Segment	July 4, 2004		June 29, 2003
Wireless communications	$173,279	97%	$103,663	100%
Contract manufacturing	5,926	3%	—	—%

Total net sales	$179,205	100%	$103,663	100%

The following table presents an analysis of our sales within the wireless communications business segment, based upon product group:

	Six Months Ended
Wireless Communications Product Group	July 4, 2004		June 29, 2003
Antenna systems	$30,760	18%	$—	—%
Base station subsystems	129,435	75%	103,663	100%
Coverage solutions	13,084	7%	—	—%

Total	$173,279	100%	$103,663	100%

The increase in all three product groups during the six months ended July 4, 2004 as compared to the six months ended June 29, 2003 is primarily the result of our acquisition of LGP Allgon.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended
Geographic Area	July 4, 2004		June 29, 2003
Americas	$73,524	41%	$54,873	53%
Asia Pacific	25,355	14%	15,235	15%
Europe and other international	80,326	45%	33,555	32%

Total net sales	$179,205	100%	$103,663	100%

Revenues in the Americas, Asia Pacific and Europe and other international locations increased substantially during the first six months of fiscal 2004 as compared to the first six months of 2003, primarily as a result of the acquisition of LGP Allgon.

For the six months ended July 4, 2004, total sales to Nortel accounted for approximately 35% of sales. For the six months ended June 29, 2003, total sales to Nortel accounted for approximately 54% of sales and sales to Nokia accounted for 10% or more of sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (dollars in thousands)
	July 4, 2004		June 29, 2003
Net sales	$179,205	100%	$103,663	100%
Cost of Sales:
Cost of sales	144,524	81%	98,832	95%
Intangible amortization	1,125	1%	597	1%
Restructuring and impairment charges	506	—%	7,570	7%

Total cost of sales	146,155	82%	106,999	103%

Gross profit	$33,050	18%	$(3,336)	(3)%

Our gross profit margins were favorably impacted during the first six months of fiscal 2004 by the increased revenue resulting from the acquisition of LGP Allgon, as well as the cost reductions realized from our decision in fiscal 2003 to outsource the majority of our production of radio frequency power amplifier products to contract manufacturers located in Asia. This impact was slightly offset by increased amortization of product-related intangibles acquired in connection with the acquisition of LGP Allgon. During the six months ended June 29, 2003, we also recorded restructuring and impairment charges within cost of sales of approximately $7.6 million related to the outsourcing of our manufacturing operations, as compared to restructuring and impairment charges of only $0.5 million related to completion of the final phase of such plans during the six months ended July 4, 2004. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (dollars in thousands)
Operating Expenses	July 4, 2004		June 29, 2003
Sales and marketing	$9,854	6%	$5,471	5%
Research and development	22,334	13%	19,764	19%
General and administrative	9,490	5%	6,547	7%
Intangible amortization	1,769	1%	—	—%
In-process research and development	23,450	13%	—	—%
Restructuring and impairment charges	2,001	1%	7,208	7%

Total operating expenses	$68,898	39%	$38,990	38%

Sales and marketing expenses increased by $4.4 million, or 80%, during the six months ended July 4, 2004 as compared to the six months ended June 29, 2003. The increase resulted primarily from our acquisition of LGP Allgon, as well as higher personnel and travel-related costs.

Research and development expenses increased by $2.6 million, or 13%, during the six months ended July 4, 2004 as compared to the six months ended June 29, 2003, primarily as the net result of our acquisition of LGP Allgon offset by a decrease in material costs that had been incurred during the first six months of fiscal 2003 for prototype and pre-production builds related to new product introductions.

General and administrative expenses increased $2.9 million, or 45%, during the six months ended July 4, 2004 as compared to the six months ended June 29, 2003 primarily as a result of our acquisition of LGP Allgon and increased personnel costs and professional fees.

Intangible amortization of customer-related intangibles acquired in the LGP Allgon acquisition amounted to $1.8 million for the first six months of 2004, compared to no such charges during the second fiscal quarter of 2003. We also recorded a one-time charge of $23.5 million for purchased in-process research and development that was expensed upon completion of the LGP Allgon acquisition. This charge related to certain product development activities of LGP Allgon that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed. No similar in-process research and development charges were recorded in the first six months of fiscal 2003.

Restructuring and impairment charges amounted to $2.0 million for the six months ended July 4, 2004 compared to $7.2 million for the six months ended June 29, 2003. The charges recorded during the first six months of fiscal 2004 related primarily to the consolidation of Powerwave operations as a result of the acquisition of LGP Allgon, including workforce reductions and facility consolidations. The charges recorded during the first six months of fiscal 2003 related primarily to workforce reductions and the write-down of excess equipment related to the outsourcing of our radio frequency power amplifier manufacturing operations, as well as the write-down of goodwill and certain customer-related intangibles. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

Other Income, net

The following table presents an analysis of other income (expense), net:

	Six Months Ended (dollars in thousands)
	July 4, 2004		June 29, 2003
Interest income	$1,321	1%	$1,076	1%
Interest expense	(1,551)	(1)%	(27)	—%
Miscellaneous income (expense)	566	—%	317	—%

Other income (expense), net	$336	—%	$1,366	1%

Interest expense increased by $1.5 million during the six months ended July 4, 2004 primarily due to the interest expense associated with our 1.25% subordinated convertible notes issued in July 2003.

Benefit from Income Taxes

We recorded a tax benefit at a rate of 5.9% during the six months ended July 4, 2004 as compared to a tax benefit of 37.0% for the six months ended June 29, 2003. The reduction in our effective tax benefit rate for the period reflects the impact of the acquisition of LGP Allgon which substantially increased the number of tax jurisdictions within which we operate, as well as the related impact of the in-process research and development charge which was not tax deductible.

Net Loss

The net loss for the six months ended July 4, 2004 is $33.4 million compared to a net loss of $25.8 million for the six months ended June 29, 2003. The net loss for the second quarter of fiscal 2004 was higher than the net loss for the second quarter of 2003 primarily due to the one-time in-process research and development charge, integration-related restructuring charges and intangible amortization charges resulting from our acquisition of LGP Allgon.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of July 4, 2004, we had working capital of $169.3 million, including $148.0 million in cash and cash equivalents, as compared to working capital of $280.2 million at December 28, 2003, which included $260.5 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the six months ended July 4, 2004 and June 29, 2003:

	Six Months Ended (dollars in thousands)
	July 4, 2004	June 29, 2003
Net cash provided by (used in):
Operating activities	$(28,396)	$(2,009)
Investing activities	(72,823)	(1,385)
Financing activities	(11,382)	1,018
Effect of foreign currency translation on cash and cash equivalents	30	—

Net decrease in cash and cash equivalents	$(112,571)	$(2,376)

Net cash used in operations during the six months ended July 4, 2004 was $28.4 million as compared to net cash used in operations of $2.0 million during the six months ended June 29, 2003. This use of cash in operations during the first six months of 2004 primarily resulted from a reduction in outstanding accounts payable from our pre-existing Powerwave operations of $24.4 million related to increased inventory purchases associated with increased revenue shipments at the end of fiscal year 2003.

Net cash used in investing activities reflects the acquisition of LGP Allgon as well as capital spending for property, plant and equipment. Total capital expenditures during the six months ended July 4, 2004 and June 29, 2003 were approximately $4.3 million and $1.8 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our future annual capital spending requirements to range between $10 million and $20 million per year, consisting primarily of test equipment, computer hardware and computer software.

The $12.4 million decrease in net cash provided by financing activities in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 primarily resulted from the pay-down of debt assumed in our acquisition of LGP Allgon and represents net payments of $12.9 million on bank debt.

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

Financing Activities

Our $20 million revolving credit agreement with Comerica Bank-California expired on May 31, 2004. We decided to delay the renewal of this credit facility as we evaluate our long-term financing needs in light of our recent acquisition of LGP Allgon. We currently anticipate negotiating a new credit agreement during our fiscal quarter ending October 3, 2004, however, we cannot guarantee that we will be able to establish a new credit agreement on terms acceptable to us.

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

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term and Long-Term Debt

At July 4, 2004, we had $13.6 million of short-term debt and $131.5 million of long-term debt, including $130.0 million related to our outstanding 1.25% convertible subordinated notes due July 2008. These notes are convertible into shares of our Common Stock at the option of the holder at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25%, payable semi-annually on January 15 and July 15. See “Note 9. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for additional information. The remaining short-term and long-term debt of $15.1 million related to bank loans and capital lease obligations assumed in our acquisition of LGP Allgon.

Capital Lease Obligations

We assumed various capital lease obligations in connection with our acquisition of LGP Allgon. These capital lease obligations relate primarily to manufacturing and test equipment and are included as part of short-term and long-term debt, as appropriate, within our condensed consolidated balance sheet.

Operating Lease Obligations

We have various operating leases covering equipment, facilities and sales offices located throughout the world.

Purchase Commitments with Contract Manufacturers

We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide such contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

Other Commitments

We also incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of such materials pursuant to such purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are not able to adequately manage our supply chain and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. Such expenses could have a material adverse effect on our business, financial condition and results of operations.

We are currently in the process of initiating compulsory acquisition proceedings to acquire the remaining outstanding LGP Allgon shares that were not tendered in our exchange offer. We expect to pay between $14.0 million and $15.0 million as additional purchase price related to such proceedings within the next six to twelve months.

Guarantees

We occasionally issue guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by our bank which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company.

As of July 4, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest)	$16,328	$4,010	$132,438	$—	$152,776
Capital lease obligations	218	8	—	—	226
Operating lease obligations	5,284	6,813	2,240	1,820	16,157
Purchase commitments with contract manufacturers	41,523	—	—	—	41,523
Other commitments	43,797	—	—	—	43,797
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$107,150	$10,831	$134,678	$1,820	$254,479

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Chief Executive Officer, Ronald J. Buschur, President and Chief Operating Officer, Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary, Johan H. Ek, President, European Business Unit and Robert J. Legendre, President, Americas and Asia Business Unit. See the “Compensation Committee Report On Executive Compensation” appearing in Part III, Item 11 of the Company’s Form 10-K for the fiscal year ended December 28, 2003 for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the six months ended July 4, 2004, we granted options to purchase a total of 583,500 shares of Common Stock to employees. After deducting 556,703 shares for options forfeited, the result was net option grants of 26,797. Net option grants during the year represented 0% of our total outstanding common shares of 104,216,811 as of July 4, 2004. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Six Months Ended July 4, 2004	Year Ended December 28, 2003	Year Ended December 29, 2002
Net grants (forfeitures) during the period as a % of total outstanding common shares	—%	(0.5)%	3.1%
Grants to executive officers during the period as a % of total options granted during the period	25.7%	18.0%	19.0%
Grants to executive officers during the period as a % of total outstanding common shares	0.2%	0.4%	0.9%
Cumulative options held by executive officers as a % of total options outstanding	20.3%	16.1%	19.5%

At July 4, 2004, a total of 1,930,922 options were available for grant under all of our option plans and a total of 256,037 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 12. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the six months ended July 4, 2004:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2003	8,951,996	$0.82 -$67.08	$12.05	4,854,867	$13.91
Granted	583,500	$6.91 -$ 9.91	$7.39
Exercised	(143,361)	$1.33 -$ 9.80	$4.92
Canceled	(556,703)	$4.65 -$65.75	$15.42

Balance at July 4, 2004	8,835,432	$0.82 -$67.08	$11.65	5,379,287	$13.57

The following table sets forth certain information concerning grants of options to each of Powerwave’s Named Executive Officers during the six months ended July 4, 2004. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent Powerwave’s estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

Option Grants During the Six Months Ended July 4, 2004
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Period(1)	Exercise Price ($/Share)(2)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
						5%	10%
Bruce C. Edwards	—		—	—	—	—	—
Ronald J. Buschur	—		—	—	—	—	—
Kevin T. Michaels	—		—	—	—	—	—
Johan H. Ek	150,000	(5)	25.7%	$6.98	5/03/14	$658,453	$1,668,648
Robert J. Legendre	—		—	—	—	—	—

(1)	Options to purchase an aggregate of 583,500 shares of Common Stock were granted to employees, including the Named Executive Officers, during the six months ended July 4, 2004.
(2)	The exercise price of each option is equal to the fair market value of Common Stock on the date of the grant.
(3)	Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.
(4)	The amount assumes a Common Stock price of $11.37 at 5% appreciation and $18.10 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.
(5)	Subject to continued employment with the Company, the options become exercisable beginning on May 3, 2005.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of July 4, 2004. For purposes of this table, in-the-money stock options are those options with an exercise price less than $7.28 per share, the closing price of Powerwave Common Stock on July 2, 2004, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $7.28 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	2,306,217	$4.53	2,329,903	$6.09	4,636,120
Out-of-the-Money	3,073,070	$20.35	1,126,242	$13.97	4,199,312

Total Options Outstanding	5,379,287	$13.57	3,456,145	$8.66	8,835,432

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the six months ended July 4, 2004, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of July 4, 2004. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at July 4, 2004		Value of Unexercised In- the-Money Options at July 4, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	141,666	208,334	$264,915	$389,585
Ronald J. Buschur	—	$—	381,249	318,249	$113,269	$215,731
Kevin T. Michaels	—	$—	293,937	101,563	$502,504	$117,423
Johan H. Ek	—	$—	—	150,000	$—	$45,000
Robert J. Legendre	—	$—	70,000	125,000	$40,725	$84,375

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $7.28, the Company’s closing Common Stock price reported by Nasdaq on July 2, 2004, the last trading day of the fiscal quarter.

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. The following table provides summary information as of July 4, 2004, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	8,835,432	$11.65	1,930,922
Not Approved by shareholders	—	—	—

Total	8,835,432	$11.65	1,930,922

Additional Factors That May Affect Our Future Results

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the six months ended July 4, 2004, total sales to Nortel accounted for approximately 35% of net sales. For fiscal year 2003, Nortel accounted for approximately 57% of our net sales and Nokia accounted for 10% or more of our net sales. Our future success is dependent upon the continued purchases of our products by such manufacturers and any fluctuations in demand from such manufacturers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

We may not be able to successfully integrate our business with the acquired business of LGP Allgon.

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon. This acquisition involves the integration of two companies based in different countries that previously have operated independently, which is a complex, costly and time consuming process. We may encounter difficulties in integrating our operations, technology and personnel with those of LGP Allgon and this may continue for some time. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon. Therefore, we may not successfully integrate the operations of Powerwave and LGP Allgon in a timely manner, or at all. The failure to successfully integrate the two companies’ operations could undermine the anticipated benefits and synergies of the combination, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a successful integration.

In addition, the acquisition of LGP Allgon is the largest acquisition we have undertaken and the complex process of integrating LGP Allgon will require significant resources. We will incur significant costs and commit significant management time in integrating LGP Allgon’s operations, information, communications and other systems and personnel, among other items. The integration of these businesses will cause us to incur cash outflows in completing the integration process, such as:

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of the acquired businesses;

•	integrating technology and personnel; and

•	other transaction costs associated with the acquisitions, including financial advisor, attorney, accountant and other fees.

There have been significant reductions in customer demand for our products, and if this continues, our operating results will continue to be adversely impacted.

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

Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of public market analysts or investors. In either case, the price of our common stock could be materially adversely affected.

Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins.

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The average sales price for our radio frequency power amplifier products declined by 5% to 24% from 2002 to 2003. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will continue to decline.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Our revenues come primarily from the sale of wireless communications network products and coverage solutions. Our future success depends upon the continued growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003. During this period, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks has had a negative impact on our operating results. If wireless network operators continue to delay or maintain reduced levels of capital spending, our operating results will continue to be negatively impacted.

Our suppliers, contract manufacturers or customers could become competitors.

Many of our customers internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design wireless communications network products in an attempt to replace products manufactured by us. We believe that this practice will continue. In the event that our customers manufacture or design their own wireless communications network products, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us. If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our results of operations.

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

We depend on single sources or limited sources for key components and products, which exposes us to risks related to product shortages or delays, as well as potential product quality issues, all of which could increase the cost of our products thereby reducing our operating profits.

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

Our reliance on certain single-source and limited-source components and products also exposes us and our contract manufacturers to quality control risks if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in a single-source or limited-source component or product could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or effectively retune or redesign our products, we could lose customer orders or incur additional costs, which would have a material adverse effect on our results of operations.

We may fail to develop products that are sufficiently manufacturable, which could negatively impact our ability to sell our products.

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the U.S., Europe and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products.

We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards.

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

There are significant risks related to our internal and contract manufacturing operations in Asia.

As part of our strategy to reduce our production costs, we have outsourced the majority of our radio frequency power amplifier manufacturing operations to contract manufacturers in China, Singapore and Thailand. We also maintain our own manufacturing operations in China. The Chinese legal system is relatively new and lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in developed economies and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Also, manufacturing our products and utilizing contract manufacturers as well as other suppliers throughout the Asia region exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States.

Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments during the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable.

We require air or ocean transport to ship products built in Asia to our customers. Transportation costs would escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers our delivery of products could be adversely delayed.

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

For the second quarter of 2004, and fiscal years 2003, 2002 and 2001, international revenues (excluding North American sales) accounted for approximately 65%, 46%, 33% and 41% of our net sales, respectively. In addition, since over 70% of LGP Allgon’s revenues have historically come from outside the United States, international revenues are expected to represent an even greater percentage of our revenues in the future. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

•	compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe and Asia, including dealings with unionized labor pools in Europe;

•	longer accounts receivable collection cycles in Europe and Asia;

•	currency fluctuations and resulting losses on currency translations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers throughout the world;

•	overlapping or differing tax structures, the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States, Europe and Asia; and

•	political or civil turmoil.

Any failure on our part to manage these risks effectively would seriously reduce our competitiveness in the wireless infrastructure marketplace.

Protection of our intellectual property is limited.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for U.S., other international patents.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 28, 2003, the price of our Common Stock ranged from a high of $20.77 to a low of $2.62. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations of future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors; and

•	changes in the wireless industry.

We may also experience a decline in the price of our common stock as a result of our recent acquisition of LGP Allgon if:

•	we are not successful in integrating LGP Allgon’s business with ours;

•	we do not achieve the expected benefits of our acquisition of LGP Allgon as rapidly or to the extent anticipated by stock market analysts or investors; or

•	the effect of our acquisition of LGP Allgon on our financial results is not consistent with the expectations of stock market analysts or investors.

In addition, we have issued approximately 40.7 million shares of our common stock to the holders of LGP Allgon’s stock as of July 4, 2004 as consideration in our exchange offer. This issuance, and the potential sales of the shares resulting therefrom, together with our outstanding convertible debt instruments, and any potential future sale or issuance of our Common Stock or instruments convertible or exchangeable into our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

We may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our business and managing the worldwide aspects of the combined company resulting from the LGP Allgon acquisition, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our outstanding convertible debt that we issued in 2003, as well as the debt assumed in our acquisition of LGP Allgon. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Filtronic PLC, Mitsubishi Electric Corporation and REMEC, Inc., in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share which in return has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and evolving technological standards could have a negative impact on our ability to sell our products.

To succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users. To develop new products, we invest in the research and development of wireless communications network products and coverage solutions. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for next generation networks, as well as development projects for products requested by our customers and improvements to our existing products. The deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. Our research and development efforts are generally funded internally and our customers do not normally pay for our research and development efforts. These costs are expensed as incurred. Therefore, if our efforts are not successful at creating or improving products that are purchased by our customers, there will be a negative impact on our operating results due to high research and development expenses.

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

Our corporate headquarters and the majority of our U.S. based research and development operations are located in the State of California in regions known for seismic activity. In addition, we have outsourced a majority of our radio frequency power amplifier production to contract manufacturers in Asia, another region known for seismic activity. A significant natural disaster, such as an earthquake in either of these regions, could have a material adverse effect on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, foreign currency forward contracts acquired through our acquisition of LGP Allgon, and both short-term and long-term debt. At July 4, 2004, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

With the acquisition of LGP Allgon, our international operations represent a substantial portion of our operating results and asset base. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. dollar. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations. We continually monitor our international exposures and do not maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at July 4, 2004, we do not believe that a 10% change in foreign currency rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

As of July 4, 2004, we had a short-term cash investment portfolio of approximately $140.0 million with maturities of three months or less. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25% and $15.1 million of bank debt and capital lease obligations with maturities ranging from 6 to 31 months at both fixed and variable interest rates. The Company is exposed to interest rate risk primarily through our short-term variable rate bank debt and our short-term cash investment portfolio. While short-term investment rates remained at historical lows during the second quarter of 2004, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to mange the interest rate risk related to our short-term investment portfolio or our variable rate bank debt. Based on our overall interest rate exposure at July 4, 2004, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a Special Meeting of Shareholders on April 27, 2004 in Santa Ana, California. A quorum was declared present for the meeting. The following matters were submitted to a vote of and approved by the required vote of security holders (the affirmative vote of a majority of shares represented in person or by proxy with respect to item 1 and the affirmative vote of majority of the outstanding shares with respect to item 2):

(1)	The approval of the issuance of up to 54,600,000 shares of Powerwave’s Common Stock, par value $0.0001 per share, representing the number necessary to consummate the acquisition of LGP Allgon Holding AB, a company incorporated in Sweden.

For	Against	Abstained
38,604,804	633,868	57,770

(2)	The approval of an amendment to Powerwave’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 135,000,000 to 250,000,000 and the total number of authorized shares of Powerwave’s capital stock from 140,000,000 to 255,000,000.

For	Against	Abstained
36,823,288	2,413,546	59,608

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.45	Letter Agreement regarding Change of Control Benefits between the Company and Robert Legendre dated August 1, 2003.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

(b)	Reports on Form 8-K:

The Registrant furnished a Current Report on Form 8-K to the SEC on April 19, 2004, to report under Item 12, Results of Operations and Financial Condition, the announcement of financial results for the fiscal quarter ended April 4, 2004.

The Registrant furnished a Current Report on Form 8-K to the SEC on April 22, 2004, to provide under Item 12, Results of Operations and Financial Condition, a transcript of a conference call and simultaneous web-cast presentation on April 19, 2004, relating to the Company’s financial results for the fiscal quarter ended April 4, 2004.

The Registrant filed a Current Report on Form 8-K with the SEC on May 13, 2003, to report under Item 2, Acquisition or Disposition of Assets, the acquisition of LGP Allgon on May 3, 2004. This current Report included the consolidated balance sheets as of December 31, 2002 and December 31, 2003 and related cash flow for each of the three years in the period ended December 31, 2003 of LGP Allgon Holding AB and its subsidiaries as well as unaudited condensed combined financial statements reflecting the exchange offer between Powerwave and LGP Allgon Holding AB.

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

Date: August 13, 2004	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Senior Vice President, Finance and Chief Financial Officer