Form 10-Q
period 2004-10-03
POWERWAVE TECHNOLOGIES INC
filed 2004-11-12
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

As of November 5, 2004, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 104,444,919.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, preliminary allocations of purchase consideration in the LGP Allgon acquisition, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon businesses, the timing and cost to acquire the remaining outstanding common shares of LGP Allgon under compulsory acquisition proceedings restructuring charges, the completion of integration activities related to LGP Allgon and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 3, 2004	December 28, 2003
	(Unaudited)	(See Note)
ASSETS

Current assets:
Cash and cash equivalents	$124,049	$259,928
Restricted cash	6,243	600
Accounts receivable, net of allowance for sales returns and doubtful accounts of $6,034 and $2,332 at October 3, 2004 and December 28, 2003, respectively	118,568	56,278
Inventories, net	61,147	15,187
Prepaid expenses and other current assets	28,136	13,353

Total current assets	338,143	345,346

Property, plant and equipment, net	152,820	67,975
Goodwill	249,437	3,439
Intangible assets, net	62,355	190
Other non-current assets	50,162	49,307

TOTAL ASSETS	$852,917	$466,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$72,187	$48,942
Accrued expenses and other current liabilities	92,935	16,159
Short-term debt and current portion of long-term debt	49	—

Total current liabilities	165,171	65,101

Long-term debt, net of current portion	130,016	130,000
Other non-current liabilities	246	119

Total liabilities	295,433	195,220

Commitments and contingencies (Note 7)	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 104,429 shares issued and outstanding at October 3, 2004 and 63,257 shares issued and outstanding at December 28, 2003	525,166	225,651
Accumulated other comprehensive income (loss)	17,557	(1)
Retained earnings	14,761	45,387

Total shareholders’ equity	557,484	271,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$852,917	$466,257

Note: December 28, 2003 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net sales	$138,291	$63,158	$317,496	$166,821

Cost of sales:
Cost of goods	101,901	56,154	246,422	154,986
Intangible asset amortization	1,643	111	2,771	708
Restructuring and impairment charges	—	484	506	8,055

Total cost of sales	103,544	56,749	249,699	163,749

Gross profit	34,747	6,409	67,797	3,072

Operating expenses:
Sales and marketing	9,818	3,130	19,672	8,601
Research and development	11,533	9,821	33,868	29,585
General and administrative	7,193	3,878	16,683	10,425
Intangible asset amortization	2,666	—	4,434	—
In-process research and development	—	—	23,450	—
Restructuring and impairment charges	102	399	2,103	7,607

Total operating expenses	31,312	17,228	100,210	56,218

Operating income (loss)	3,435	(10,819)	(32,413)	(53,146)
Other income (expense), net	(312)	607	24	1,973

Income (loss) before income taxes	3,123	(10,212)	(32,389)	(51,173)
Provision for (benefit from) income taxes	324	(4,546)	(1,763)	(19,702)

Net income (loss)	$2,799	$(5,666)	$(30,626)	$(31,471)

Basic income (loss) per share	$0.03	$(0.09)	$(0.35)	$(0.48)

Diluted income (loss) per share	$0.03	$(0.09)	$(0.35)	$(0.48)

Basic weighted average common shares	104,343	63,639	86,467	65,164

Diluted weighted average common shares	104,837	63,639	86,467	65,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net income (loss)	$2,799	$(5,666)	$(30,626)	$(31,471)
Other comprehensive income (loss):
Foreign currency translation adjustments	13,768	—	17,558	(1)

Comprehensive income (loss)	$16,567	$(5,666)	$(13,068)	$(31,472)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 3, 2004	September 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,626)	$(31,471)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,709	14,310
In-process research and development charges	23,450	—
Non-cash restructuring and impairment charges	458	11,143
Provision for sales returns and doubtful accounts	770	1,500
Provision for excess and obsolete inventories	1,420	2,050
Deferred income taxes	(2,285)	(19,736)
Compensation costs related to stock options	—	38
Loss (gain) on disposal of property, plant and equipment	108	(31)
Gain on disposal of assets held for sale	(531)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,512	5,460
Inventories	(6,585)	6,161
Prepaid expenses and other current assets	(2,051)	2,934
Accounts payable	(28,676)	6,201
Accrued expenses and other current liabilities	(3,045)	(712)
Other non-current assets	(1,609)	1,917
Other non-current liabilities	(93)	3

Net cash used in operating activities	(18,074)	(233)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,251)	(2,296)
Proceeds from the sale of property, plant and equipment	1,073	388
Proceeds from the sale of assets held for sale	6,381	—
Acquisition, net of cash acquired	(88,299)	(9,934)

Net cash used in investing activities	(91,096)	(11,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	—	125,869
Proceeds from bank debt	14,722	—
Principal payments on bank debt and capital leases	(42,872)	(79)
Common stock repurchases	—	(25,000)
Proceeds from the sale of stock under Employee Stock Purchase Plan	1,591	1,505
Proceeds from exercise of stock options	891	490

Net cash provided by (used in) financing activities	(25,668)	102,785

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	(1,041)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135,879)	90,710
CASH AND CASH EQUIVALENTS, beginning of period	259,928	162,239

CASH AND CASH EQUIVALENTS, end of period	$124,049	$252,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies, Inc. (“Powerwave” or the “Company”), a Delaware corporation, is a global supplier of end-to-end wireless solutions for wireless communications networks. Powerwave designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS and 3G networks throughout the world. The Company also manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies.

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

During the second quarter of fiscal year 2004, Powerwave completed its acquisition of LGP Allgon (see “Note 3. Acquisition of LGP Allgon.”) The condensed consolidated financial statements include the operations of LGP Allgon from May 2004 forward.

The results of operations for the three and nine months ended October 3, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 2, 2005 (“fiscal 2004.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Foreign Currency Translation

Powerwave’s international operations generally use their respective local currencies as their functional currency. In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), revenues and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which such revenues and expenses occur. International subsidiaries that use their local currency as their functional currency translate their assets and liabilities using current rates of exchange at the balance sheet date. The resulting translation gains and losses for such subsidiaries are included within accumulated other comprehensive income (loss) as a separate component of shareholders’ equity. International subsidiaries that use the U.S. dollar as their functional currency translate their monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. The resulting translation gains and losses for these subsidiaries have historically been insignificant and are included in other income, net. Realized and unrealized exchange gains and losses from foreign currency transactions are reported in other income, net.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), the Company has elected to continue using the intrinsic value method of accounting for stock based awards granted to employees and directors under its stock option and purchase plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Powerwave only records compensation expense for stock based awards granted with an exercise price below the market value of the Company’s stock at the grant date.

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the third quarter of fiscal years 2004 and 2003 were $2.05 per share and $4.03 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted income (loss) per share for the three and nine months ended October 3, 2004 and September 28, 2003 would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net income (loss):
As reported	$2,799	$(5,666)	$(30,626)	$(31,471)
Deduct: Additional expense per SFAS 123, fair value method, net of related tax effects	(1,366)	(1,587)	(3,894)	(6,397)

Pro forma	$1,433	$(7,253)	$(34,520)	$(37,868)

Basic income (loss) per share:
As reported	$0.03	$(0.09)	$(0.35)	$(0.48)
Pro forma	$0.01	$(0.11)	$(0.40)	$(0.58)
Diluted income (loss) per share:
As reported	$0.03	$(0.09)	$(0.35)	$(0.48)
Pro forma	$0.01	$(0.11)	$(0.40)	$(0.58)

The fair value of options granted under the Company’s stock incentive plans during the first nine months of fiscal 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

Nine Months Ended
	October 3, 2004	September 28, 2003
Weighted average risk-free interest rate	2.2% - 2.8%	1.7% - 2.0%
Expected life (in years)	5.2	5.1
Expected stock volatility	53% - 71%	74%-177%
Dividend yield	None	None

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

Note 3. Acquisition of LGP Allgon

On May 3, 2004, the Company completed its exchange offer for the outstanding shares of LGP Allgon Holding AB (“LGP Allgon”), a Swedish public company and global provider of wireless infrastructure equipment and coverage solutions to wireless network communications operators and original equipment manufacturers. Pursuant to the terms of the exchange offer, LGP Allgon shareholders were offered 1.1 shares of newly issued Powerwave Common Stock in exchange for each share of LGP Allgon common stock. In addition, pursuant to the exchange offer, Powerwave offered a cash alternative whereby LGP Allgon shareholders could alternatively elect to exchange their LGP Allgon common stock for a fixed price of Swedish kronor (“SEK”) 61.87 in lieu of Powerwave shares. This cash alternative was subject to an aggregate maximum of $125 million. Powerwave believes that the acquisition of LGP Allgon increased the combined company’s products offerings within the global wireless infrastructure market and improved its ability to offer more complete end-to-end solutions for its customers’ complex network requirements. These factors contributed to a purchase price in excess of the fair value of the net assets acquired, resulting in goodwill of approximately $246.0 million as of October 3, 2004.

As of October 3, 2004, Powerwave had acquired approximately 98% of LGP Allgon’s outstanding common stock in exchange for approximately $96.6 million in cash and 40,685,596 shares of Powerwave Common Stock, valued at $297.0 million based upon the average closing price for the three days before and after the announcement of the transaction. The Company has initiated compulsory acquisition proceedings to acquire the remaining LGP Allgon shares that were not tendered and expects to pay between $7.0 million and $8.0 million as additional purchase price related to such proceedings.

In connection with the acquisition, the Company began to formulate and implement a plan to restructure and integrate the operations of the combined companies. Pursuant to such plan, the Company recognized $16.6 million as liabilities or asset write-downs in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase consideration in accordance with SFAS No. 141, “Business Combinations” and EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Implementation of the restructuring and integration plan is underway and additional actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. The restructuring and integration plan is expected to be finalized by the end of 2004, at which time any additional charges will be recorded as an adjustment to goodwill. Integration activities related to such plan are currently expected to continue through the first quarter of fiscal 2005. See “Note 6. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

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

The following unaudited pro forma financial information for the three and nine months ended October 3, 2004 and September 28, 2003, assumes that the LGP Allgon acquisition had occurred on the first day of each period presented. The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information excludes the effect of the in-process research and development charge of $23.5 million. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Three Months Ended	Nine Months Ended
Pro forma	September 28, 2003	October 3, 2004	September 28, 2003
Net sales	$136,459	$426,899	$365,552

Net loss	$(9,003)	$(14,301)	$(58,980)

Basic loss per share	$(0.09)	$(0.14)	$(0.56)

Diluted loss per share	$(0.09)	$(0.14)	$(0.56)

Note 4. Inventories

Net inventories consist of the following:

	October 3, 2004	December 28, 2003
Parts and components	$28,317	$5,295
Work-in-process	2,683	722
Finished goods	30,147	9,170

Total inventories	$61,147	$15,187

Inventories are net of an allowance for excess and obsolete inventory of approximately $18.3 million and $8.6 million as of October 3, 2004 and December 28, 2003, respectively. Powerwave regularly reviews inventory quantities on hand and records an allowance for excess and obsolete inventory based on numerous factors including sales backlog, historical inventory usage, and forecasted product demand and production requirements for the next twelve months.

Note 5. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax assets and liabilities for each tax jurisdiction within which it operates based on the differences between the financial statement carrying amounts and the tax bases of the associated assets and liabilities, using enacted tax rates in effect for each separate tax jurisdiction for the years such differences are expected to reverse. The Company does not provide deferred U.S. income taxes on undistributed earnings from certain foreign subsidiaries where such earnings are considered to be permanently reinvested. Deferred income tax expense (benefit) results from the change in net deferred tax assets or deferred tax liabilities.

Powerwave recorded an effective tax rate of 10.4% and 5.2% for the three and nine months ended October 3, 2004, respectively. These rates differ from the U.S. federal statutory tax rate of 35% primarily due to the acquisition of LGP Allgon, which substantially increased the number of tax jurisdictions within which the Company operates, the related impact of the distribution of earnings and losses in such tax jurisdictions, and the impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult for the Company to predict and manage its earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of October 3, 2004, Powerwave had a consolidated net tax deferred asset of approximately $44.4 million, primarily related to U.S. domestic operations. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits. In recent years, Powerwave has generated losses in certain tax jurisdictions, including the U.S., and profits in others, resulting in consolidated operating losses. Should the Company continue to operate at a loss in certain tax jurisdictions, it would likely record an additional valuation allowance against its deferred tax assets in the future.

Note 6. Restructuring and Impairment Charges

Integration with LGP Allgon

In connection with Powerwave’s acquisition of LGP Allgon during the second quarter of fiscal 2004, the Company began to formulate and implement a plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, Powerwave recorded a restructuring charge related to its legacy operations of approximately $2.6 million during the nine months ended October 3, 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This amount included approximately $2.2 million in connection with workforce reductions of approximately 100 employees at various Powerwave operating locations and $0.4 million in connection with future lease obligations and asset write-downs related to the closure of its facility in Long Island, New York, and the consolidation of engineering facilities in El Dorado Hills, California. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales and approximately $2.1 million was recorded in operating expenses. In addition, the Company recognized $16.6 million as liabilities or asset write-downs in connection with the LGP Allgon acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase price and recorded as an adjustment to goodwill. Implementation of the Company’s restructuring and integration plan is underway and additional actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. The restructuring and integration plan is expected to be finalized by the end of 2004, at which time any additional charges will be recorded as an adjustment to goodwill or, if related to pre-existing Powerwave operations, as a charge to earnings as incurred. Integration activities related to such plan are currently expected to continue through the first quarter of fiscal 2005.

Outsourcing of Radio Frequency Power Amplifier Production

Powerwave outsourced the majority of its radio frequency power amplifier production to contract manufacturers located in Asia during fiscal 2003 in order to further reduce the Company’s operating cost structure and enable it to be more competitive. During fiscal 2003, the Company also accelerated the timing of certain technology transitions and new product introductions due to its transition to outsourced manufacturing, as well as the continued economic downturn that significantly impacted demand in the wireless infrastructure industry. As a result, Powerwave recorded approximately $10.8 million of restructuring and impairment charges during the nine months ended September 28, 2003. These charges included cash restructuring charges of approximately $4.5 million related primarily to severance payments made prior to September 28, 2003 in connection with a reduction of its work force of approximately 550 employees. The remaining non-cash impairment charges of approximately $6.3 million related to a $3.2 million write-down of excess manufacturing and test equipment and a $3.1 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that were implemented during the quarter. These restructuring and impairment charges were recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. During the nine months ended September 28, 2003, approximately $8.1 million of the total $10.8 million restructuring and impairment charges was recorded in cost of sales and approximately $2.7 million was recorded in operating expenses.

Goodwill Impairment

During the quarter ended March 30, 2003, Powerwave determined that it was necessary to test its previously recorded goodwill for impairment as a result of the significant economic downturn effecting demand in the wireless infrastructure industry. Since Powerwave operated in a single business segment as a single reporting unit at such time, the determination of whether any potential impairment of goodwill exists was based on a comparison of the fair value of the entire Company to the accounting value of its net assets. In estimating the fair value of the entire Company, Powerwave reviewed the average and closing stock prices for its Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations to the accounting value of the underlying assets and liabilities, the Company concluded that the entire amount of its recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million during the first quarter of fiscal 2003. The Company did not record any similar impairment charge during the nine months ended October 3, 2004.

A summary of the activity that affected the Company’s accrued restructuring and impairment costs for the year ended December 28, 2003 and the nine months ended October 3, 2004 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Goodwill & Intangible Write-downs	Other	Total
Balance at December 29, 2002	$—	$—	$—	$—	$—
Amounts expensed	4,551	2,982	7,927	—	15,460
Amounts paid/incurred	(4,531)	(2,982)	(7,927)	—	(15,440)

Balance at December 28, 2003	20	—	—	—	20
Amounts assumed from LGP Allgon	464	3,348	—	863	4,675
Amounts accrued in purchase accounting	11,730	3,496	—	1,348	16,574
Amounts expensed	2,151	458	—	—	2,609
Amounts paid/incurred	(3,840)	(1,973)	—	(1,772)	(7,585)

Balance at October 3, 2004	$10,525	$5,329	$—	$439	$16,293

Note 7. Commitments and Contingencies

Powerwave is subject to various legal proceedings from time to time as part of its business. As of October 3, 2004, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 8. Warranty Costs

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the nine months ended October 3, 2004 and September 28, 2003 are as follows:

	Nine Months Ended
Description	October 3, 2004	September 28, 2003
Beginning Balance	$4,829	$5,133
Reserve balances acquired with LGP Allgon	7,385	—
Reductions for warranty costs incurred	(3,055)	(2,788)
Warranty accrual related to current period sales	2,130	3,536
Change in estimate related to previous warranty accruals	451	(438)

Ending Balance	$11,740	$5,443

Note 9. Contractual Guarantees and Indemnities

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of October 3, 2004 is included below:

Intellectual Property Indemnities

Powerwave indemnifies certain customers and its contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s products. These indemnities, which appear in development and supply agreements with Powerwave’s customers, as well as manufacturing service agreements with its contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, Powerwave is unable to determine the maximum amount of losses that it could incur related to such indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company’s business, financial condition or results of operations.

Director and Officer Indemnities and Contractual Guarantees

The Company has entered into indemnification agreements with its directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered under certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains directors and officers insurance, which may provide a source of recovery to the Company in the event of an indemnification claim.

The Company has also entered into severance and change in control agreements with certain of its executives and employees. These agreements provide for the payment of specific compensation benefits to such executives and employees upon the termination of their employment with Powerwave.

General Contractual Indemnities/Products Liability

During the normal course of business, Powerwave enters into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by its products. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount. Historically, any amounts payable pursuant to such contractual indemnities have not had a material negative effect on the Company’s business, financial condition or results of operations. Powerwave maintains product liability insurance, as well as errors and omissions insurance, which may provide a source of recovery to the Company in the event of an indemnification claim.

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

Note 10. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”), basic earnings (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is computed based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 12,392,757 related to the Company’s convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended October 3, 2004, as the effect would be anti-dilutive. Additionally, potential common shares of 957,473 related to the Company’s stock option programs have been excluded from diluted weighted average common shares for the nine months ended October 3, 2004, as the effect would be anti-dilutive. For the three and nine months ended and September 28, 2003, potential common shares of 10,698,122 and 3,699,569 respectively, related to the Company’s convertible debt and stock option programs have been excluded from diluted weighted average common shares, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Basic:
Basic weighted average common shares	104,343	63,639	84,467	65,164
Net income (loss)	$2,799	$(5,666)	$(30,626)	$(31,471)

Basic income (loss) per share	$0.03	$(0.09)	$(0.35)	$(0.48)

Diluted:
Basic weighted average common shares	104,343	63,639	86,467	65,164
Potential common shares	494	—	—	—

Diluted weighted average common shares	104,837	63,639	86,467	65,164
Net income (loss)	$2,799	$(5,666)	$(30,626)	$(31,471)

Diluted income (loss) per share	$0.03	$(0.09)	$(0.35)	$(0.48)

Note 11. Segments

As a result of its recent acquisition of LGP Allgon, Powerwave operates in two reportable business segments: wireless communications and contract manufacturing. Sales in the wireless communications segment are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in wireless communications networks. Sales in the contract manufacturing segment are derived from the manufacture and sale of advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies. The accounting policies of each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

The following schedule presents an analysis of certain financial information for these two business segments based on the preliminary purchase price allocation:

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net sales:
Wireless communications	$130,943	$63,158	$304,222	$166,821
Contract manufacturing	7,348	—	13,274	—

Total net sales	$138,291	$63,158	$317,496	$166,821

Operating income (loss):
Wireless communications	$2,728	$(10,819)	$(32,768)	$(53,146)
Contract manufacturing	707	—	355	—

Total operating income (loss)	$3,435	$(10,819)	$(32,413)	$(53,146)

	October 3, 2004	December 28, 2003
Total assets:
Wireless communications	$820,446	$466,257
Contract manufacturing	32,471	—

Total assets	$852,917	$466,257

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. With the completion of the LGP Allgon acquisition, Powerwave’s worldwide customer base has become more diversified. However, the Company is still dependent upon the limited number of customers that comprise the wireless communications industry for the majority of its revenues. During the three months ended October 3, 2004 and September 28, 2003, sales to customers that accounted for 10% or more of revenues totaled $36.1 million and $52.4 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 16% and 62% of revenues during such quarters, respectively. During the quarter ended October 3, 2004, one customer in addition to Nortel accounted for approximately 10% of revenues. During the quarter ended September 28, 2003, two customers in addition to Nortel accounted for approximately 12% and 10% of revenues.

During the nine months ended October 3, 2004 and September 28, 2003, sales to customers that accounted for 10% or more of revenues for the period totaled $117.3 million and $122.7 million, respectively. Sales to Nortel accounted for approximately 27% and 57% of revenues during such periods, respectively. During the nine months ended October 3, 2004 and September 28, 2003, one customer in addition to Nortel accounted for approximately 10% and 17% of revenues, respectively.

As of October 3, 2004, approximately 26% of total accounts receivable related to the two customers that each accounted for 10% or more of Powerwave’s net sales during the first nine months of 2004. The loss of or reduction in sales, or the inability to collect any outstanding accounts receivable, from any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 13. Subsequent Events

On November 10, 2004, Powerwave completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due November 2024. The notes are convertible into the Common Stock of Powerwave at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The notes mature in 2024. Powerwave may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of Powerwave’s Common Stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by Powerwave at any time after November 21, 2011. Holders of the notes may require Powerwave to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

Powerwave used a portion of the proceeds of the offering to fund the purchase of $40.0 million of its Common Stock (5,050,505 shares) simultaneously with the issuance of the notes. The Company received net cash proceeds of approximately $105.0 million after the deduction of the amount used for the Common Stock repurchase and placement fees. Such net proceeds are available for possible future acquisitions and for general corporate purposes. As the Company currently has no specific arrangements with respect to acquisitions, Powerwave intends to invest the net proceeds in short-term money market instruments, including time deposits, commercial paper, auction rate securities and money market funds with maturities of three months or less, pending specific application.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included under Item 1, “Financial Statements (Unaudited).” This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in “Additional Factors That May Affect Our Future Results” included herein.

Introduction and Overview

Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our primary business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

We also operate a contract manufacturing business under the tradename of “Arkivator.” This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies. This business accounted for approximately five percent of our revenues for the third quarter of 2004.

Our wireless communications business is primarily dependent upon the worldwide demand for wireless communications and the resulting requirements for infrastructure spending by wireless network operators to support such demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2G or 2.5G networks. These wireless networks utilize common transmission protocols including Code Division Multiple Access or CDMA, Time Division Multiple Access or TDMA, and Global System for Mobile or GSM, all of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA2000 and CDMA EV/DO.

The newest generation of wireless voice and data transmission protocols is referred to as 3G. These next generation transmission protocols provide significantly higher data rate transmissions, with significant additional voice capacity and the ability to transmit high capacity information, such as video and web access. The major 3G transmission protocol is known as Wideband Code Division Multiple Access or WCDMA. This protocol is being utilized in the next generation of GSM networks, which are referred to as Universal Mobile Telecommunication Systems or UMTS.

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

During fiscal 2003, we focused on restructuring Powerwave to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry. During fiscal 2004, we are striving to continue our focus on cost savings while we expand our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involves the integration of two companies based in different countries that previously have operated independently, which is a complex, costly and time-consuming process. We have begun to implement our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours and currently expect that such efforts will continue through the first quarter of fiscal 2005. We believe LGP Allgon’s product offerings and customer relationships are highly complimentary with those of Powerwave and that this acquisition provides us with a strong position in the global wireless infrastructure market and improves our ability to provide more complete end-to-end solutions for our customers’ complex network requirements. As a result of this acquisition and our integration efforts, we currently expect to realize annual cost saving synergies of at least $30 million beginning in fiscal year 2005. See “Note 3. Acquisition of LGP Allgon” and “Note 6. Restructuring and Impairment Charges” within the “Notes to Condensed Consolidated Financial Statements” included under Item 1, “Financial Statements (Unaudited)” for additional information.

We measure our success by monitoring our net sales and gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be long-term growth opportunities within the wireless communications infrastructure marketplace, and we are focused on positioning Powerwave to benefit from these long-term opportunities.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information currently available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenue, expenses, assets and liabilities. The critical accounting policies that we believe are the most significant for purposes of fully understanding and evaluating our reported financial results include the following:

Revenue Recognition

The majority of our revenue is derived from the sales of products. We recognize revenue from product sales at the time of shipment and passage of title. We offer certain of our customers the right to return products within a limited time after delivery under specified circumstances. We monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s credit worthiness and various other factors, as determined by our review of their credit information. We monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Depending on the product line, such provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

As of October 3, 2004, we had a consolidated net tax deferred asset of approximately $44.4 million, primarily related to U.S. domestic operations. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences within each taxing jurisdiction. During 2003 and for the first nine months of 2004, we generated losses in certain tax jurisdictions, including the U.S., and profits in others, resulting in a consolidated operating loss. If we continue to operate at a loss in any specific tax jurisdiction for an extended period of time and/or are unable to generate sufficient future taxable income in such jurisdiction, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets related to such tax jurisdiction, which could have a material adverse impact on our effective tax rate, the value of our deferred tax assets and liabilities, and our reported financial results.

Goodwill, Intangible Assets and Other Long-Lived Assets

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets and in-process research and development, we typically engage independent valuation specialists to assist us in determining those values. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

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

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to 6 years. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long-lived assets are currently impaired, any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

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

Accruals for Restructuring and Impairment Charges

We recorded $2.6 million and $10.8 million of restructuring and impairment charges during the first nine months of fiscal years 2004 and 2003, respectively. In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded $16.6 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

Stock-Based Compensation

We account for employee stock-based compensation under the “intrinsic value” method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as opposed to the “fair value” method prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Pursuant to the provisions of APB 25, we generally do not record an expense for the value of stock-based awards granted to employees. If proposals currently under consideration by various accounting standard organizations are adopted, such as the Financial Accounting Standards Board Proposed

Statement of Financial Accounting Standard, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95”, we will be required to treat the value of stock-based awards granted to employees as compensation expense in the future, which could have a material adverse effect on our reported operating results and could negatively affect the price of our Common Stock. If these proposals are adopted, we could decide to reduce the number of stock-based awards granted to employees in the future, which could adversely impact our ability to attract qualified candidates or retain existing employees without increasing their cash compensation and, therefore, have a material adverse effect on our business, results of operations and financial condition.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended October 3, 2004 and September 28, 2003:

	Three Months Ended		Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9	89.9	78.6	98.2

Gross profit	25.1	10.1	21.4	1.8
Operating expenses:
Sales and marketing	7.1	5.0	6.2	5.2
Research and development	8.3	15.6	10.7	17.7
General and administrative	5.2	6.1	5.3	6.2
Intangible amortization	1.9	—	1.3	—
In-process research and development	—	—	7.4	—
Restructuring and impairment charges	0.1	0.6	0.7	4.6

Operating expenses	22.6	27.3	31.6	33.7

Operating income (loss)	2.5	(17.2)	(10.2)	(31.9)
Other income, net	(0.2)	1.0	—	1.2

Income (loss) before income taxes	2.3	(16.2)	(10.2)	(30.7)
Provision for (benefit from) income taxes	0.3	(7.2)	(0.6)	(11.8)

Net income (loss)	2.0%	(9.0)%	(9.6)%	(18.9)%

Three Months ended October 3, 2004 and September 28, 2003

Net Sales

Our sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. We also manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements with certain Nordic industrial companies. Sales increased by 119% to $138.3 million, for the quarter ended October 3, 2004, from $63.2 million, for the quarter ended September 28, 2003. This increase is primarily due to our acquisition of LGP Allgon, which is included in our results from May 2004 forward. The following table presents an analysis of our net sales based upon business segment:

	Three Months Ended
Segment	October 3, 2004		September 28, 2003
Wireless communications	$130,943	95%	$63,158	100%
Contract manufacturing	7,348	5%	—	—%

Total net sales	$138,291	100%	$63,158	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Three Months Ended
Wireless Communications Product Group	October 3, 2004		September 28, 2003
Antenna systems	$38,860	30%	$—	—%
Base station subsystems	68,762	52%	63,158	100%
Coverage solutions	23,321	18%	—	—%

Total	$130,943	100%	$63,158	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions. The increase in all three product groups during the three months ended October 3, 2004 as compared to the three months ended September 28, 2003 is a result of our acquisition of LGP Allgon.

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

	Three Months Ended
Geographic Area	October 3, 2004		September 28, 2003
Americas	$32,271	23%	$29,495	47%
Asia Pacific	15,980	12%	10,881	17%
Europe and other international	90,040	65%	22,782	36%

Total net sales	$138,291	100%	$63,158	100%

Revenues in the Americas, Asia Pacific and Europe and other international locations increased in the third quarter of fiscal 2004 as compared to the third quarter of 2003, primarily as a result of our acquisition of LGP Allgon. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area.

For the quarter ended October 3, 2004, total sales to Nortel accounted for approximately 16% of sales and sales to Nokia accounted for 10% of sales. For the quarter ended September 28, 2003, total sales to Nortel accounted for approximately 62% of sales and sales to Nokia and Samsung each accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel during the quarter ended October 3, 2004 is the result of our acquisition of LGP Allgon, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel. Notwithstanding the acquisition, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	October 3, 2004		September 28, 2003
Net sales	$138,291	100%	$63,158	100%
Cost of sales:
Cost of sales	101,901	74%	56,154	89%
Intangible amortization	1,643	1%	111	—%
Restructuring and impairment charges	—	—%	484	1%

Total cost of sales	103,544	75%	56,749	90%

Gross profit	$34,747	25%	$6,409	10%

Our gross profit margins improved during the third quarter of fiscal 2004 due to the increased revenue and initial cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon, as well as the cost reductions realized from the outsourcing of our radio frequency power amplifier production to contract manufacturers during fiscal 2003. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisition of LGP Allgon. In addition, during the quarter ended September 28, 2003, we recorded restructuring charges in cost of sales of approximately $0.5 million related to severance costs incurred in connection with the outsourcing of our radio frequency power amplifier manufacturing operations. We did not incur any similar restructuring charges within cost of sales for the quarter ended October 3, 2004. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. We have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. For example, during fiscal 2004, the average sales price of our radio frequency power amplifier products declined between 2% and 23% from fiscal 2003. We currently expect that pricing pressures will remain strong in our industry. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	October 3, 2004		September 28, 2003
Sales and marketing	$9,818	7%	$3,130	5%
Research and development	11,533	9%	9,821	15%
General and administrative	7,193	5%	3,878	6%
Intangible amortization	2,666	2%	—	—%
Restructuring and impairment charges	102	—%	399	1%

Total operating expenses	$31,312	23%	$17,228	27%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $6.7 million, or 214%, during the quarter ended October 3, 2004 as compared to the quarter ended September 28, 2003. The increase resulted primarily from our acquisition of LGP Allgon, as well as higher personnel costs and professional fees.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $1.7 million, or 17%, during the quarter ended October 3, 2004 as compared to the quarter ended September 28, 2003, as a result of our acquisition of LGP Allgon. This increase was partially offset by a decrease in personnel and material costs for prototype and pre-production builds related to new product introductions during the third quarter of fiscal 2003.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $3.3 million, or 85%, during the quarter ended October 3, 2004 as compared to the quarter ended September 28, 2003 due to our acquisition of LGP Allgon, as well as higher personnel costs and professional fees.

Amortization of customer-related intangibles acquired in the LGP Allgon acquisition amounted to $2.7 million for the third fiscal quarter of 2004, compared to no such charges during the third fiscal quarter of 2003.

Restructuring and impairment charges amounted to $0.1 million for the quarter ended October 3, 2004 compared to $0.4 million for the quarter ended September 28, 2003. The charges recorded during the third quarter of fiscal 2004 related primarily to additional severance costs resulting from the rationalization of existing Powerwave operations as part of our integration plans with LGP Allgon. The charges recorded during the third quarter of fiscal 2003 related primarily to workforce reductions related to the outsourcing of our radio frequency power amplifier manufacturing operations. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (dollars in thousands)
	October 3, 2004		September 28, 2003
Interest income	$435	—%	$645	1%
Interest expense	(907)	(—)%	(512)	(1)%
Miscellaneous income	160	—%	474	1%

Other income (expense), net	$(312)	—%	$607	1%

Interest expense increased by $0.4 million during the quarter ended October 3, 2004 primarily due to the interest expense associated with our 1.25% subordinated convertible notes issued in July 2003 and the interest-bearing debt assumed in our acquisition of LGP Allgon.

Provision for (Benefit from) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 10.4% during the quarter ended October 3, 2004 as compared to a tax benefit of 44.5% for the quarter ended September 28, 2003. Our effective tax rate for the quarter reflects a cumulative year-to-date adjustment in our expected annual effective tax rate due to our acquisition of LGP Allgon and the related impact of the distribution of earnings and losses in various tax jurisdictions. Given the increased global scope of our combined operations after the LGP Allgon acquisition and the difficulty in predicting and managing our earnings in each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

Our net income for the quarter ended October 3, 2004 is $2.8 million compared to a net loss of $5.7 million for the quarter ended September 28, 2003. The increase in net income during the third quarter of fiscal 2004 as compared to the third quarter of 2003 is primarily the result of increased revenue and realized cost synergies from our acquisition of LGP Allgon, as well as the cost reductions realized by the outsourcing of our radio frequency power amplifier production to contract manufacturers in 2003.

Nine Months ended October 3, 2004 and September 28, 2003

Net Sales

Sales increased by 90% to $317.5 million for the nine months ended October 3, 2004, from $166.8 million for the nine months ended October 3, 2003, primarily due to our acquisition of LGP Allgon which is included in our results from May 3, 2004 forward. The following table presents an analysis of our net sales based upon segment:

	Nine Months Ended
Segment	October 3, 2004		September 28, 2003
Wireless communications	$304,222	96%	$166,821	100%
Contract manufacturing	13,274	4%	—	—%

Total net sales	$317,496	100%	$166,821	100%

The following table presents an analysis of our sales within the wireless communications business segment, based upon product group:

	Nine Months Ended
Wireless Communications Product Group	October 3, 2004		September 28, 2003
Antenna systems	$69,620	23%	$—	—%
Base station subsystems	198,197	65%	166,821	100%
Coverage solutions	36,405	12%	—	—%

Total	$304,222	100%	$166,821	100%

The increase in all three product groups during the nine months ended October 3, 2004 as compared to the nine months ended September 28, 2003 is primarily the result of our acquisition of LGP Allgon.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine Months Ended
Geographic Area	October 3, 2004		September 28, 2003
Americas	$105,795	33%	$84,368	51%
Asia Pacific	41,335	13%	26,116	16%
Europe and other international	170,366	54%	56,337	33%

Total net sales	$317,496	100%	$166,821	100%

Revenues in the Americas, Asia Pacific and Europe and other international locations increased substantially during the first nine months of fiscal 2004 as compared to the first nine months of 2003, primarily as a result of the acquisition of LGP Allgon.

For the nine months ended October 3, 2004, sales to Nortel accounted for approximately 27% of sales and sales to Nokia accounted for 10% or more of sales. For the nine months ended September 28, 2003, sales to Nortel accounted for approximately 57% of sales and sales to Nokia accounted for 10% or more of sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine Months Ended (dollars in thousands)
	October 3, 2004		September 28, 2003
Net sales	$317,496	100%	$166,821	100%
Cost of Sales:
Cost of sales	246,422	78%	154,986	93%
Intangible amortization	2,771	1%	708	—%
Restructuring and impairment charges	506	—%	8,055	5%

Total cost of sales	249,699	79%	163,749	98%

Gross profit	$67,797	21%	$3,072	2%

Our gross profit margins were favorably impacted during the first nine months of fiscal 2004 by the increased revenue and initial cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon, as well as the cost reductions realized from the outsourcing of the production of our radio frequency power amplifier products to contract manufacturers during fiscal 2003. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisition of LGP Allgon. In addition, during the nine months ended October 3, 2004, we recorded restructuring and impairment charges within cost of sales of approximately $0.5 million primarily related to severance costs resulting from the rationalization of Powerwave operations as part of our integration plans with LGP Allgon. This compares to restructuring and impairment charges of $8.1 million during the nine months ended September 28, 2003, primarily related to the outsourcing of our radio frequency power amplifier manufacturing operations and new product introductions that accelerated the timing of certain technology transitions. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine Months Ended (dollars in thousands)
Operating Expenses	October 3, 2004		September 28, 2003
Sales and marketing	$19,672	6%	$8,601	5%
Research and development	33,868	11%	29,585	17%
General and administrative	16,683	5%	10,425	6%
Intangible amortization	4,434	1%	—	—%
In-process research and development	23,450	8%	—	—%
Restructuring and impairment charges	2,103	1%	7,607	5%

Total operating expenses	$100,210	32%	$56,218	33%

Sales and marketing expenses increased by $11.1 million, or 129%, during the nine months ended October 3, 2004 as compared to the nine months ended September 28, 2003. The increase resulted primarily from our acquisition of LGP Allgon, as well as higher personnel costs and professional fees.

Research and development expenses increased by $4.3 million, or 14%, during the nine months ended October 3, 2004 as compared to the nine months ended September 28, 2003, as a result of our acquisition of LGP Allgon. This increase was partially offset by a decrease in personnel and material costs related to prototype and pre-production builds for new product introductions during the first nine months of fiscal 2003.

General and administrative expenses increased $6.3 million, or 60%, during the nine months ended October 3, 2004 as compared to the nine months ended September 28, 2003 primarily as a result of our acquisition of LGP Allgon and increased personnel costs and professional fees.

Amortization of customer-related intangibles acquired in the LGP Allgon acquisition amounted to $4.4 million for the first nine months of 2004, compared to no such charges during the third fiscal quarter of 2003. We also recorded a one-time charge of $23.5 million for purchased in-process research and development that was expensed upon completion of the LGP Allgon acquisition. This charge related to certain product development activities of LGP Allgon that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed. No similar in-process research and development charges were recorded in the first nine months of fiscal 2003.

Restructuring and impairment charges amounted to $2.1 million for the nine months ended October 3, 2004 compared to $7.6 million for the nine months ended September 28, 2003. The charges recorded during the first nine months of fiscal 2004 related primarily to the rationalization of Powerwave operations as part of our integration plans with LGP Allgon, including workforce reductions and facility consolidations. The charges recorded during the first nine months of fiscal 2003 related primarily to workforce reductions and the write-down of excess equipment related to the outsourcing of our radio frequency power amplifier manufacturing operations, as well as the write-down of goodwill and certain customer-related intangibles. See “Note 6. Restructuring and Impairment Charges” in the “Notes to Condensed Consolidated Financial Statements” included in Item 1. “Financial Statements (Unaudited)” for additional information.

Other Income, net

The following table presents an analysis of other income, net:

	Nine Months Ended (dollars in thousands)
	October 3, 2004		September 28, 2003
Interest income	$1,756	1%	$1,722	1%
Interest expense	(2,458)	(1)%	(539)	—%
Miscellaneous income	726	—%	790	—%

Other income, net	$24	—%	$1,973	1%

Interest expense increased by $1.9 million during the nine months ended October 3, 2004 primarily due to the interest expense associated with our 1.25% subordinated convertible notes issued in July 2003.

Benefit from Income Taxes

We recorded a tax benefit at a rate of 5.4% during the nine months ended October 3, 2004 as compared to a tax benefit of 38.5% for the nine months ended September 28, 2003. The reduction in our effective tax benefit rate for the period reflects the impact of the acquisition of LGP Allgon which substantially increased the number of tax jurisdictions within which we operate, as well as the related impact of the in-process research and development charge which was not tax deductible.

Net Loss

The net loss for the nine months ended October 3, 2004 is $30.6 million compared to a net loss of $31.5 million for the nine months ended September 28, 2003. The net loss for the first nine months of fiscal 2004 was lower than the net loss for the first nine months of 2003 primarily due to cost reductions realized by the outsourcing of our radio frequency power amplifier production to contract manufactures in 2003 and our acquisition of LGP Allgon, including realized cost synergies, which were offset by the one-time in-process research and development charge, integration-related restructuring charges and intangible amortization charges related to such acquisition.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of October 3, 2004, we had working capital of $173.0 million, including $124.0 million in cash and cash equivalents and $6.2 million of restricted cash, as compared to working capital of $280.2 million at December 28, 2003, which included $260.0 million in cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the nine months ended October 3, 2004 and September 28, 2003:

	Nine Months Ended (dollars in thousands)
	October 3, 2004	September 28, 2003
Net cash provided by (used in):
Operating activities	$(18,074)	$(233)
Investing activities	(91,096)	(11,842)
Financing activities	(25,668)	102,785
Effect of foreign currency translation on cash and cash equivalents	(1,041)	—

Net increase (decrease) in cash and cash equivalents	$(135,879)	$90,710

Net cash used in operations during the nine months ended October 3, 2004 was $18.1 million as compared to $0.2 million during the nine months ended September 28, 2003. The increased use of cash in operations during the first nine months of 2004 primarily resulted from a $24.4 million reduction in outstanding accounts payable from our pre-existing Powerwave operations related to inventory purchases associated with increased revenue shipments at the end of fiscal year 2003.

Net cash used in investing activities reflects the acquisition of LGP Allgon as well as capital spending for property, plant and equipment. Total capital expenditures during the nine months ended October 3, 2004 and September 28, 2003 were approximately $10.3 million and $2.3 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our future annual capital spending requirements to range between $10 million and $25 million per year, consisting primarily of test and production equipment, as well as computer hardware and software.

The $128.5 million decrease in net cash provided by financing activities during the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 resulted from the pay-down of debt assumed in our acquisition of LGP Allgon of $28.2 million as well as the prior year issuance of $130 million of 1.25% convertible subordinated notes and simultaneous repurchase of $25 million of our Common Stock during the third quarter of fiscal 2003.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

Financing Activities

Our $20 million revolving credit agreement with Comerica Bank-California expired on May 31, 2004. We decided to delay the renewal of this credit facility in light of our acquisition of LGP Allgon. We are currently evaluating our long-term financing needs and may decide to negotiate a new credit agreement in the future. However, we cannot guarantee that we will be able to establish a new credit agreement on terms acceptable to us.

As part of our acquisition of LGP Allgon, we assumed short-term and long-term debt obligations consisting of capital leases, fixed and variable rate bank term loans, and amounts outstanding under bank lines of credit. From the date of acquisition through October 3, 2004, we have repaid a total of $42.9 million of such debt, which includes the entire amount of bank debt assumed in the acquisition, $14.7 million of additional drawdowns under the bank lines of credit, and scheduled payments under the capital lease obligations.

On November 10, 2004, subsequent to the end of the quarter, we completed a private placement of $150.0 million aggregate principal amount of 1.875% convertible subordinated notes and simultaneously repurchased $40.0 million worth of our outstanding Common Stock, resulting in approximately $105.0 million in net proceeds after placement fees and costs. See “Note 13. Subsequent Events” in our condensed consolidated financial statements under Part I, Item 1, “Financial Statements” included herein.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of October 3, 2004, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term and Long-Term Debt

At October 3, 2004, we had $130.0 million of long-term debt, consisting of our outstanding 1.25% convertible subordinated notes due July 2008. These notes are convertible into shares of our Common Stock at the option of the holder at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25%, payable semi-annually on January 15 and July 15. See “Note 9. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for additional information. The remaining short-term and long-term debt of $0.1 million related to capital lease obligations assumed in our acquisition of LGP Allgon.

Capital Lease Obligations

We assumed various capital lease obligations in connection with our acquisition of LGP Allgon. Our current outstanding capital lease obligations of $0.1 million relate primarily to manufacturing and test equipment and are included as part of short-term and long-term debt, as appropriate, within our condensed consolidated balance sheet.

Operating Lease Obligations

We have various operating leases covering vehicles, equipment, facilities and sales offices located throughout the world.

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

We have initiated compulsory acquisition proceedings to acquire the remaining outstanding common shares of LGP Allgon that were not tendered in our exchange offer. We currently expect to pay between $7.0 million and $8.0 million as additional purchase price related to such proceedings within the next six to twelve months.

Guarantees

We occasionally issue guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by our bank that may be secured by cash deposits or pledges, or performance bonds issued by an insurance company.

As of October 3, 2004, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest)(1)	$1,625	$3,250	$131,625	$—	$136,500
Capital lease obligations	51	16	—	—	67
Operating lease obligations	4,695	6,742	2,751	1,283	15,471
Purchase commitments with contract manufacturers	34,004	—	—	—	34,004
Other commitments	42,804	—	—	—	42,804
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$83,179	$10,008	$134,376	$1,283	$228,846

(1)	Does not reflect the $150.0 million aggregate principal amount of the 1.875% convertible subordinated notes that were issued subsequent to the end of the quarter. See “Note 13. Subsequent Events” in our condensed consolidated financial statements under Part I, Item 1, “Financial Statements” included herein.

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

During the nine months ended October 3, 2004, we granted options to purchase a total of 1,370,500 shares of Common Stock to employees. After deducting 975,566 shares for options forfeited, the result was net option grants of 394,934. Net option grants during the year represented less than 1% of our total outstanding common shares of 104,428,555 as of October 3, 2004. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Nine Months Ended October 3, 2004	Year Ended December 28, 2003	Year Ended December 29, 2002
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.4%	(0.5)%	3.1%
Grants to executive officers during the period as a % of total options granted during the period	54.7%	18.0%	19.0%
Grants to executive officers during the period as a % of total outstanding common shares	0.7%	0.4%	0.9%
Cumulative options held by executive officers as a % of total options outstanding	26.2%	16.1%	19.5%

At October 3, 2004, a total of 1,562,785 options were available for grant under all of our option plans and a total of 246,774 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 12. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the nine months ended October 3, 2004:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2003	8,951,996	$0.82 - $67.08	$12.05	4,854,867	$13.91
Granted	1,370,500	$5.01 - $ 9.91	$6.05
Exercised	(217,665)	$1.33 - $ 9.80	$4.50
Canceled	(975,566)	$4.58 - $ 66.00	$14.76

Balance at October 3, 2004	9,129,265	$0.82 - $67.08	$11.04	5,359,525	$13.36

The following table sets forth certain information concerning grants of options to each of Powerwave’s Named Executive Officers during the nine months ended October 3, 2004. In addition, in accordance with the rules and regulations of the Securities and Exchange Commission, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. The rates do not represent Powerwave’s estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

Option Grants During the Nine Months Ended October 3, 2004

Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Period(1)	Exercise Price ($/Share)(2)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%		10%
Bruce C. Edwards	—		—	—	—	—		—
Ronald J. Buschur	200,000	(4)	14.6%	$5.01	7/21/14	$630,152	(5)	$1,596,930	(5)
Kevin T. Michaels	200,000	(4)	14.6%	$5.01	7/21/14	$630,152	(5)	$1,596,930	(5)
Johan H. Ek	150,000	(6)	10.9%	$6.98	5/03/14	$658,453	(7)	$1,668,648	(7)
Robert J. Legendre	200,000	(4)	14.6%	$5.01	7/21/14	$630,152	(5)	$1,596,930	(5)

(1)	Options to purchase an aggregate of 1,370,500 shares of Common Stock were granted to employees, including the Named Executive Officers, during the nine months ended October 3, 2004.
(2)	The exercise price of each option is equal to the fair market value of Common Stock on the date of the grant.
(3)	Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.
(4)	Subject to continued employment with the Company, the options become exercisable beginning on July 21, 2005.
(5)	The amount assumes a Common Stock price of $8.16 at 5% appreciation at $12.99 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.
(6)	Subject to continued employment with the Company, the options become exercisable beginning on May 3, 2005.
(7)	The amount assumes a Common Stock price of $11.37 at 5% appreciation and $18.10 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of October 3, 2004. For purposes of this table, in-the-money stock options are those options with an exercise price less than $6.58 per share, the closing price of Powerwave Common Stock on October 1, 2004, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $6.58 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	2,266,619	$4.54	2,338,785	$5.62	4,605,404
Out-of-the-Money	3,092,906	$19.82	1,430,955	$11.23	4,523,861

Total Options Outstanding	5,359,525	$13.36	3,769,740	$7.75	9,129,265

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the nine months ended October 3, 2004, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of October 3, 2004. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 3, 2004		Value of Unexercised In-the-Money Options at October 3, 2004(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	166,666	183,334	$194,999	$214,501
Ronald J. Buschur	—	$—	424,999	475,001	$63,833	$369,167
Kevin T. Michaels	—	$—	303,312	292,188	$372,281	$354,797
Johan H. Ek	—	$—	—	150,000	$—	$—
Robert J. Legendre	—	$—	82,187	312,813	$2,062	$320,938

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $6.58, the Company’s closing Common Stock price reported by Nasdaq on October 1, 2004, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of October 3, 2004, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	9,129,965	$11.04	1,562,785
Not Approved by shareholders	—	—	—

Total	9,129,965	$11.04	1,562,785

Additional Factors That May Affect Our Future Results

We rely upon a few customers for a significant portion of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the quarter ended October 3, 2004, sales to Nortel accounted for approximately 16% of net sales and sales to Nokia accounted for approximately 10% of our net sales. For fiscal year 2003, Nortel accounted for approximately 57% of our net sales and Nokia accounted for 10% or more of our net sales. Our future success is dependent upon the continued purchases of our products by such customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one customer could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	each of our customers have significant purchasing leverage over us and may require changes in sales terms including pricing, payment terms and product delivery schedules;

•	Direct competition should a customer decide to increase its level of internal designing and/or manufacturing of wireless communication network products; and

•	concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

We may not be able to successfully integrate our business with the business of LGP Allgon.

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon. This acquisition involves the integration of two companies based in different countries that previously have operated independently, which is a complex, costly and time consuming process. Therefore, we may encounter difficulties integrating our operations, technology and personnel with those of LGP Allgon and this may continue for some time. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon, and as a result, we may not successfully integrate the operations of Powerwave and LGP Allgon in a timely manner, or at all.

The failure to successfully integrate the two companies’ operations could undermine the anticipated benefits and synergies of the combination, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of the two companies.

In addition, the acquisition of LGP Allgon is the largest acquisition we have completed and the complex process of integrating LGP Allgon requires significant resources. We have incurred and will continue to incur significant costs and commit significant management time in integrating LGP Allgon’s operations, information, communications and other systems and personnel, among other items. The integration of these businesses has resulted and will continue to result in cash outflows related to the integration process, such as:

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of the acquired businesses;

•	integrating technology and personnel; and

•	other transaction costs associated with the acquisition, including financial advisor, attorney, accountant and other fees.

There have been significant reductions in customer demand for our products, and if this continues, our operating results will continue to be adversely impacted.

We have a history of significant reductions in demand that demonstrates the risks related to our customer and industry concentration levels. During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. This reduction in spending by wireless network operators also resulted in reduced purchases by wireless original equipment manufacturers, whose primary customers are wireless network operators. As a result, our revenues decreased during fiscal 2003 to $239 million from $385 million in fiscal 2002. Revenues from wireless network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. If these reductions in overall market demand continue to result in significant reductions in future demand for our products, our revenues will be flat or down and our results of operations will continue to be negatively impacted.

We have also experienced significant reductions in wireless network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in continued reduced demand for our products which will have a material adverse effect on our business.

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

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our results of operations. Despite these factors, we, along with our contract manufacturers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, there may not be enough inventory or manufacturing capacity to fill their orders.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The average sales price for our radio frequency power amplifier products declined by between 2% to 23% from fiscal 2003 to fiscal 2004. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come primarily from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003. During this period, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks has had a negative impact on our operating results. If wireless network operators continue to delay or maintain reduced levels of capital spending, our operating results will continue to be negatively impacted.

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

A number of the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, also purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. To date, the missed customer delivery dates have not had an adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our results of operations.

Our reliance on certain single-source and limited-source components and products also exposes us and our contract manufacturers to quality control risks if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in a single-source or limited-source component or product could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or redesign our products, we could lose customer orders or incur additional costs, which would have a material adverse effect on our results of operations.

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

We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are generally employed on an at-will basis and do not have non-compete agreements. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors.

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

As part of our strategy to reduce our production costs, we have outsourced the majority of our radio frequency power amplifier manufacturing operations to contract manufacturers in China, Singapore and Thailand. We also maintain our own manufacturing operations in China. The Chinese legal system lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in the United States and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Also, manufacturing our products and utilizing contract manufacturers, as well as other suppliers throughout the Asia region, exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States.

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

We conduct a significant portion of our business internationally, which exposes us to increased business risks.

For the nine months ended October 3, 2004, and fiscal years 2003, 2002 and 2001, international revenues (excluding North American sales) accounted for approximately 67%, 46%, 33% and 41% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

•	compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including dealings with unionized labor pools in Europe;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States, and the rest of the world; and

•	political or civil turmoil.

Any failure on our part to manage these risks effectively would seriously reduce our competitiveness in the wireless infrastructure marketplace.

Protection of our intellectual property is limited.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. We have an on-going program to identify and file applications for U.S. and other international patents.

The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives could have a material adverse effect on our business, results of operations and financial condition. We do not have non-compete agreements with our employees who are generally employed on an at-will basis. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors. If we are not successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor, our competitive advantage may be significantly reduced which would result in reduced revenues.

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

In addition, the increase in the number of shares of our outstanding Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. This increase, together with our outstanding convertible debt instruments, and any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

We may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our business and managing the worldwide aspects of the combined company resulting from the LGP Allgon acquisition, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our outstanding convertible debt that we issued in 2003. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Filtronic PLC, Mitsubishi Electric Corporation and REMEC, Inc., in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports, beginning with our Annual Report on Form 10-K for the fiscal year ending January 2, 2005. This report will contain, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent auditor to attest to, and report on, management’s assessment of our internal controls over financial reporting.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

While we currently believe our internal controls over financial reporting are effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. If we identify one or more material weaknesses in our internal controls over financial reporting during this documentation and evaluation process, our management will be unable to assert such internal controls are effective. In addition, although we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective as of January 2, 2005, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, foreign currency forward contracts acquired through our acquisition of LGP Allgon, and both short-term and long-term debt. At October 3, 2004, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

With the acquisition of LGP Allgon, our international operations represent a substantial portion of our operating results and asset base. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. dollar. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations. While we monitor our international exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at October 3, 2004, we do not believe that a 10% change in foreign currency rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Interest Rate Risk

As of October 3, 2004, we had a short-term cash investment portfolio of approximately $98.8 million with maturities of three months or less, as well as cash balances of approximately $25.2 million in both interest and non-interest bearing accounts. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25% and $0.1 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our short-term cash investment portfolio. While short-term investment rates remained at historical lows during the third quarter of 2004, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to mange the interest rate risk related to our short-term investment portfolio or our variable rate bank debt. Based on our overall interest rate exposure at October 3, 2004, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2004 Annual Meeting of Shareholders was held on July 21, 2004 in Santa Ana, California. A quorum was declared present for the meeting. The following matters were submitted to a vote of and approved by a majority of security holders:

(1)	The election of the nine nominated directors to hold office until the next annual meeting or until their successors are duly elected and qualified.

Board Member	For	Withheld
Daniel A. Artusi	94,940,013	544,346
John L. Clendenin	94,922,519	561,840
Bruce C. Edwards	94,982,816	501,543
David L. George	94,911,087	573,272
Eugene L. Goda	94,907,131	577,228
Mikael R. Gottschlich	94,922,907	561,452
Carl W. Neun	91,942,480	3,541,879
Andrew J. Sukawaty	94,944,084	540,275
Dag J. Tigerschiöld	94,930,186	544,173

(2)	The ratification of the appointment of Deloitte & Touche LLP as independent auditors of the Company for the 2004 fiscal year.

For	Against	Abstained
94,208,220	1,186,289	89,850

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2004	POWERWAVE TECHNOLOGIES, INC.
	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Senior Vice President, Finance and Chief Financial Officer