Form 10-K
period 2005-01-02
POWERWAVE TECHNOLOGIES INC
filed 2005-03-10
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes  ☒    No  ☐

As of July 4, 2004, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $705,737,403 computed using the closing price of $7.28 per share of Common Stock on July 2, 2004, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 28, 2005 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 99,619,488.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon businesses, the timing and cost to acquire the remaining outstanding common shares of LGP Allgon under compulsory acquisition proceedings restructuring charges, the completion of integration activities related to LGP Allgon and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I

ITEM 1. BUSINESS

General

Powerwave Technologies, Inc. (“Powerwave” or the “Company” or “our” or “we”) was incorporated in Delaware in January 1985, originally under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our primary business consists of the design, manufacture and marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to network operators), and directly to individual wireless network operators for deployment into their existing networks.

We also operate a contract manufacturing business under the trade name of “Arkivator.” This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements primarily with certain Nordic industrial companies. This business accounted for approximately 5.3% percent of our revenues during fiscal 2004.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended January 2, 2005 (“fiscal 2004”), our largest customer was Nortel, who accounted for approximately 24% of our net sales. Our next largest customer in fiscal 2004, Nokia, accounted for 10% or more of our net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results—We rely upon a few customers for the majority of our revenues…; —Our success is tied to the growth of the wireless services communications market...; and —Our future success is dependent upon our ability to compete globally…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A limited number of large original equipment manufacturers account for a majority of wireless base station equipment purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. We have previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002, that had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results— We rely upon a few customers for the majority of our revenues…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions and develop new products that incorporate advanced features that may generate higher gross margins. See “Additional Factors That May Affect Our Future Results—We rely upon a few customers for the majority of our revenues…; —Our success is tied to the growth of the wireless services communications market…; —Our average sales prices have declined…; and —Our future success is dependent upon our ability to compete globally…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Significant Business Developments in Fiscal 2004

On May 3, 2004, we completed our exchange offer for the outstanding shares of LGP Allgon Holding AB (“LGP Allgon”), a Swedish public company and global provider of wireless infrastructure equipment and coverage solutions to wireless network communications operators and original equipment manufacturers. Pursuant to the terms of the exchange offer, LGP Allgon shareholders were offered 1.1 shares of newly issued Powerwave Common Stock in exchange for each share of LGP Allgon common stock. In addition, pursuant to the exchange offer, Powerwave offered a cash alternative whereby LGP Allgon shareholders could elect to exchange their LGP Allgon common stock for a fixed price of Swedish kronor (“SEK”) 61.87 in lieu of Powerwave shares. This cash alternative was subject to an aggregate maximum of $125.0 million. The acquisition of LGP Allgon provided Powerwave with an extensive array of wireless infrastructure equipment including antennas, filters, repeaters, tower-mounted amplifiers and advanced coverage solutions. We believe that the acquisition of LGP Allgon increased Powerwave’s product offerings within the global wireless infrastructure market and improved our ability to offer more complete end-to-end solutions for our customers’ complex network requirements. These factors contributed to a purchase price in excess of the fair value of the net assets acquired, resulting in goodwill of approximately $237.3 million as of the purchase date.

As of January 2, 2005, Powerwave had acquired approximately 98% of LGP Allgon’s outstanding common stock in exchange for approximately $96.1 million in cash and 40,685,596 shares of Powerwave Common Stock, valued at $297.0 million based upon the average closing price for the three days before and after the announcement of the transaction. We have initiated compulsory acquisition proceedings to acquire the remaining LGP Allgon shares that were not tendered and expect to pay approximately $7.9 million as additional purchase price related to such proceedings. There are approximately 785,948 shares of LGP Allgon common stock outstanding.

Effective November 10, 2004, we completed the private placement of a total of $200.0 million aggregate principal amount of 1.875% convertible subordinated notes due November 2024 to Deutsche Bank Securities, Inc. and concurrently repurchased an aggregate amount of $40.0 million of our Common Stock (5,050,505 shares) from purchasers of the notes. We received net proceeds of $154.2 million after the deduction of debt issuance costs and the repurchase of our Common Stock. The notes require semi-annual interest payments on June 15 and December 15 and the $200.0 million principal balance is due on November 15, 2024. The notes are convertible into common shares of Powerwave at a conversion price of $11.09 per share. This represents a conversion rate of approximately 90.1713 shares of common stock per $1,000 principal amount of notes.

Industry Segments and Geographic Information

Powerwave operates in two reportable business segments: wireless communications and contract manufacturing. Sales in the wireless communications segment are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in wireless communications networks. Sales in the contract manufacturing segment are derived from the manufacture and sale of advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements primarily with certain Nordic industrial companies. For the purposes of Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information, we have provided a breakdown of our sales in “Note 22. Segments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.” For a summary of our sales by geographic region, please refer to “Note 22. Segments” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

Business Strategy

Powerwave’s strategy is to become the leading supplier of wireless communications network products and coverage solutions and includes the following key elements:

•	providing leading technology to the wireless communications infrastructure equipment industry through research and development that continues to improve our products’ technical performance while reducing our costs and establishing new levels of technical performance for the industry;

•	utilizing our research and development efforts combined with our internal and external manufacturing and supply chain capabilities to raise our productivity and to lower our product costs;

•	leveraging our position as a leading supplier of wireless communication products and coverage solutions to increase our market share and expand our relationships with both our existing customers and potential new customers;

•	continuing to expand our customer base of wireless network original equipment manufacturers and leading wireless network operators; and

•	maintaining our focus on the quality, reliability and manufacturability of our wireless communications products and coverage solutions.

Our focus on radio frequency technology and the experience we have gained through the implementation of our products in both analog and digital wireless networks throughout the world has enabled us to develop substantial expertise in various aspects of wireless infrastructure equipment technology. We intend to continue to research and develop new methods to improve our products performance, including efforts to support future generation transmission standards. We believe that both our existing products and new products under development will enable us to continue to expand our customer base by offering a broad range of products at attractive price points to meet the diverse requirements of wireless original equipment manufacturers and network operators. We also intend to leverage our product lines in an attempt to expand our relationships with our existing customers and to add new customers. We believe that we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies and utilizing various contract manufacturers. We also believe that our focus on the manufacturability of our product designs helps us to increase our manufacturing productivity while reducing our product costs. We believe that this ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of wireless infrastructure equipment.

If we are unsuccessful in designing new products, improving existing products or reducing the costs of our products, our inability to meet these objectives would have a negative effect on our gross profit margins, business, results of operations and financial condition. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of purchasing volume would also adversely affect our cost competitive advantage, which would negatively affect our gross profit margins, business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results— Our average sales prices have declined…; and —We may fail to develop products that are sufficiently manufacturable...” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Markets

As a global supplier of end-to-end wireless solutions for wireless communications networks, our primary business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

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

We also operate a contract manufacturing business under the trade name of “Arkivator.” In this business, we manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 5.3% of our revenues for fiscal 2004.

Principal Product Groups

Our wireless communications business segment is divided into the following product groups:

Antenna Systems

This product group includes base station antennas and tower mounted amplifiers. Powerwave offers an extensive line of base station antennas which cover all major radio frequency bands including the cellular, PCS and

2100 MHz bands. Our products also support all major wireless transmission protocols. The Company’s base station antenna products include single, dual and triple-band solutions based on proprietary technology in a variety of sizes. Powerwave also offers remote adjustable electrical tilt (RET) antennas which provide remote control and monitoring capabilities.

We also manufacture a full line of tower mounted amplifiers which improve wireless network performance by filtering and amplifying as close as possible to the receiving antenna, thus significantly reducing signal loss and noise. Our tower mounted amplifier products cover all major wireless frequency ranges and transmission protocols.

Base Station Subsystems

This product group includes products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and radio transceivers.

Powerwave offers both single and multi-carrier radio frequency power amplifiers for use in cellular networks, including ultra-linear multi-carrier radio frequency power amplifiers for CDMA, cdma2000, TDMA and GSM digital cellular systems as well as analog systems utilizing AMPS and TACS protocols. We also offer both single and multi-carrier radio frequency power amplifiers for use in PCS networks that operate in the international DCS-1800 frequency (1800 MHz) and the United States PCS band at 1900 MHz and multi-carrier radio frequency power amplifiers for 3G UMTS networks operating at 2100 MHz. Typical system applications include CDMA, cdma 2000, W-CDMA, TDMA, and GSM protocols with output power ranging from 10 to 180 Watts.

We also produce filters which can improve the signal transmission for both up and down link as well as help to reduce out of band performance. Our filters cover various wireless frequencies, including cellular, PCS and 2100 MHz. Along with filters we also provide radio frequency power combiners which allow for the connecting of multiple radio frequency power signals.

Powerwave is also participating in the new category of integrated radio solutions. These integrated radio solutions offer new alternative approaches to providing lower cost base station solutions. One product offering we are currently developing is the digital radio head, which provides operators the ability to partition the radio transceiver, power amplifier and duplexer in a remote chassis, which can then be co-located near the antenna to minimize signal loss over the traditional antenna path. The digital radio head utilizes base band (I/Q) signals from the output of the modem via fiber optic cables which offer improved performance over distance versus traditional cable. This next generation technology offers significant potential cost reduction opportunities and Powerwave is actively involved in developing and commercializing this technology.

Coverage Solutions

This product group consists primarily of microwave radio, distributed antenna systems, repeaters and advanced coverage solutions. Powerwave offers a modular family of point-to-point microwave radio links for frequencies between 7 and 386 GHz. These products cover flexible solutions with designs for high reliability for wireless network operators as well as private and public fixed network operators.

Powerwave’s distributed antenna systems solutions provide the equipment to co-locate multiple wireless operators on multiple frequency bands within a single location, while allowing each operator to maintain full control over parameters critical to their network performance. These systems are custom designed by Powerwave for convention centers, airports, transportation centers, dense urban business districts and business campuses. These custom designed antenna systems are designed to be readily connected to base station equipment, thereby reducing installation costs.

Our repeater systems are utilized in wireless communications networks to improve signal quality where physical structures or geographic constrains cause low radio frequency signal strength. They can also be utilized as a low cost alternative to base stations in areas where coverage is more critical than capacity. These products can be used for both single and multiple-operator applications. Powerwave’s systems are available in a wide frequency range from 800 MHz to 2100 MHz and support all major transmission protocols. Our systems have features and functions that allow network operators to remotely monitor and adjust these systems.

Powerwave’s advanced coverage solutions team provides an integrated team of radio frequency and system engineers to design and implement wireless coverage applications utilizing our coverage solutions products. We provide advanced coverage engineers to design the right solution for any type of wireless coverage issue. Based upon our design, we will oversee installation and operation of the chosen coverage solution. The types of sites utilizing our services include convention centers, airports, hotels, office building, and various locations where traditional wireless service coverages are not available.

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Ericsson, Lucent, Motorola, Nokia, Nortel, Samsung and Siemens. We also sell our products to operators of wireless networks, such as ALLTEL Corporation, Cingular Wireless, Sprint PCS, Orange, Vodafone and Verizon Wireless.

For fiscal 2004, our largest customer, Nortel, accounted for approximately 24% of our net sales. Our next largest customer in fiscal 2004, Nokia, accounted for 10% or more of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. See “Additional Factors That May Affect Our Future Results—We rely upon a few customers for the majority of our revenues…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Marketing and Distribution, International Sales

We sell our products through a highly technical direct sales force, through independent sales representatives and, in certain countries, through resellers. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, manage networks of independent sales representatives. We utilize a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the wireless infrastructure equipment market. Our direct sales personnel, resellers and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, our sales personnel, resellers and independent sales representatives receive support from our marketing, product support and customer service departments.

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. The initial sales cycle for many of our products are lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. While certain customers provide us with estimated forecasts of their future requirements, they are not typically bound by such forecasts.

International sales (excluding North American sales) of our products approximated 71%, 46%, and 33% of net sales for the fiscal years ended January 2, 2005, December 28, 2003, December 29, 2002, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions, such as the economic downturn in the South Korean and Asian markets in 1998 and the Brazilian market during 1999. Since a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to such customers. See “Additional Factors That May Affect Our Future Results—Our future success is dependent upon our ability to compete globally…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We, along with our contract manufacturers, perform warranty obligations and other maintenance services for our products at our facilities in Southern California, Sweden, Estonia, China, and at our contract manufacturing locations in Asia.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support new transmission protocols, including EDGE and third generation protocols such as W-CDMA and cdma2000. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 367 people as of January 2, 2005. Expenditures for research and development approximated $47.2 million in 2004, $38.9 million in 2003, and $33.1 million in 2002. See “Additional Factors That May Affect Our Future Results—The wireless communications infrastructure equipment industry is extremely competitive...; and —If we are unable to hire and retain highly qualified technical and managerial personnel…” under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our current competitors include Andrew Corporation, Filtronic PLC, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, Radio Frequency Systems and REMEC, Inc. We also compete with a number of other foreign and privately held companies throughout the world, the subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Ericsson, Motorola, Nokia, Nortel and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

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

We have experienced significant price competition and we expect price competition in the sale of our products to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources which may enable them to withstand sustained price competition or a market downturn better than us. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Backlog

Our six-month backlog of orders on January 2, 2005 was estimated at $55.6 million as compared to approximately $40.5 million on December 28, 2003. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months.

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

We operate both company-owned manufacturing locations as well as utilize contract manufacturers for a significant percentage of our manufacturing activities. We have owned manufacturing operations in Sweden, Estonia, China and the United States. In addition, we utilize contract manufacturers in Asia and the United States.

As a result of outsourcing a portion of our production to contract manufacturers, the cost, quality, performance and availability of our offshore contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines at contract manufacturers, or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. In addition, the cost, quality, performance and availability of our company-owned manufacturing is also essential to the successful production and sale of our products. Any delays in the ramp-up of production lines at our plants, or any delays in the qualification by our customers of our facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

Our manufacturing, production and design operations are ISO 9001, ISO 14001, TL-9000 and TickIT-5 certified. ISO refers to the quality model developed by the International Organization for Standardization. TL refers to the set of quality system requirements that are specific to the telecommunications industry. TickIT refers to the set of quality standards that are specific to the software industry. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many customers require that their suppliers purchase components only from subcontractors that are ISO certified. Powerwave requires that all of its contract manufacturers maintain ISO and/or TL certifications.

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

We believe that the production facilities that we utilize, including those owned by our contract manufacturers, are in good condition and well maintained and are not currently in need of any major investments.

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted approximately 75 U.S. patents and approximately 140 foreign patents, and we have filed applications for over 50 additional U.S. patents and over 150 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

We believe that our success depends upon the knowledge and experience of our management and technical personnel, our ability to market our existing products and our ability to develop new products. We do not have non-compete agreements with our employees who generally are employed on an “at-will” basis. Therefore, employees have left and may continue to leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and that we have taken all legal measures to protect it, we will continue to pursue all reasonable means available to protect it and to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of January 2, 2005, Powerwave had 1,675 full and part-time employees, including 985 in manufacturing, 54 in quality, 367 in research and development, 97 in sales and marketing and 172 in general and administration. A total of 909 employees in Sweden and 51 employees in Finland are represented by unions with contract expiration dates through 2007. No other employees are represented by a union. We believe that our employee relations are good.

Contract Personnel

Powerwave also utilizes contract personnel hired from third party agencies. As of January 2, 2005, we were utilizing approximately 267 contract personnel, primarily in our manufacturing operations.

ITEM 2. PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet
Santa Ana, CA	Owned	360,000
Santa Ana, CA	Leased	115,000
El Dorado Hills, CA	Leased	31,000
Coppell, TX	Leased	17,000
Forth Worth, TX	Leased	78,000

U.S. sub-total		601,000

Falköping, Sweden	Owned	161,000
Göteborg, Sweden	Leased	42,000
Täby, Sweden	Owned	178,000
Tullinge, Sweden	Owned	167,000
Saku Vald, Estonia	Leased	32,000
Wuxi, China	Leased	42,000

Non-U.S. sub-total		622,000

Total		1,223,000

Additionally, we maintain over 25 sales, engineering, and operating offices worldwide.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Powerwave’s Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2004
First Quarter Ended April 4, 2004	$11.55	$6.94
Second Quarter Ended July 4, 2004	$8.50	$6.66
Third Quarter Ended October 3, 2004	$7.25	$4.54
Fourth Quarter Ended January 2, 2005	$9.10	$6.00

Fiscal Year 2003
First Quarter Ended March 30, 2003	$6.10	$3.05
Second Quarter Ended June 29, 2003	$7.64	$3.11
Third Quarter Ended September 28, 2003	$10.96	$5.15
Fourth Quarter Ended December 28, 2003	$7.96	$6.04

Holders

There were approximately 113 stockholders of record as of February 28, 2005. We believe there are approximately 33,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Recent Sales of Unregistered Securities

Effective November 10, 2004, we completed the private placement of a total of $200.0 million aggregate principal amount of 1.875% convertible subordinated notes due November 2024 to Deutsche Bank Securities, Inc. and concurrently repurchased an aggregate amount of $40.0 million of our Common Stock (5,050,505 shares) from purchasers of the notes. All purchasers of notes were accredited investors, as defined in Rule 501(a) of the Securities Act of 1933. The private placement was exempt from registration under the Securities Act of 1933 based upon its compliance with the requirements of Rule 506 of the Securities Act. We received net proceeds of $154.2 million after the deduction of debt issuance costs and the repurchase of our Common Stock. The notes require semi-annual interest payments on June 15 and December 15 and the $200.0 million principal balance is due on November 15, 2024. At the election of their respective holders, the notes are convertible into common shares of Powerwave at a conversion price of $11.09 per share. This represents a conversion rate of approximately 90.1713 shares of common stock per $1,000 principal amount of notes. For additional information on this private placement, please refer to “Note 10. Financing Arrangements and Long-Term Debt” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of January 2, 2005, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	8,949,251	$10.90	1,709,903
Not approved by shareholders	—	—	—

Total	8,949,251	$10.90	1,709,903

Below is a summary of stock repurchases for the quarter ended January 2, 2005 (in thousands, except average price per share).

Period	Shares Repurchased (1)	Average Price Per Share	Maximum Number of Shares that May Yet be Purchased
November 10, 2004	5,051	$7.92

(1)	All shares were purchased simultaneously with the private placement of our $200.0 million aggregate principal amount of 1.875% convertible subordinated notes due November 2024 to Deutsche Bank Securities, Inc. on November 10, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from Powerwave’s audited consolidated financial statements. The audited consolidated financial statements as of January 2, 2005 and December 28, 2003 and for the fiscal years ended January 2, 2005, December 28, 2003, and December 29, 2002 are included herein. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended (in thousands, except per share data)
	January 2, 2005 (1)	December 28, 2003	December 29, 2002	December 30, 2001	December 31, 2000
Consolidated Statements of Operations Data:
Net sales	$473,914	$239,069	$384,889	$300,293	$447,422
Operating income (loss)	$(26,927)	$(55,824)	$3,910	$(37,615)	$64,717
Net income (loss)	$(72,122)	$(32,859)	$4,111	$(20,512)	$45,653
Basic earnings (loss) per share	$(0.80)	$(0.51)	$0.06	$(0.33)	$0.75
Diluted earnings (loss) per share	$(0.80)	$(0.51)	$0.06	$(0.33)	$0.71
Basic weighted average common shares	90,212	64,667	65,485	64,197	61,953
Diluted weighted average common shares	90,212	64,667	66,230	64,197	65,313

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$289,466	$260,528	$162,529	$123,171	$128,733
Working capital	$344,132	$280,245	$218,504	$186,255	$196,733
Total assets	$1,020,771	$466,257	$369,173	$363,017	$393,797
Long-term debt, net of current portion	$330,000	$130,000	$—	$239	$42
Total shareholders’ equity	$515,612	$271,037	$325,661	$316,235	$316,272

(1)	Fiscal year 2004 includes the financial results of LGP Allgon beginning May 2004 and a non-cash charge of $45.0 million related to the establishment of a full valuation allowance against our net U.S deferred tax assets. See “Note 16. Income Taxes” and “Note 17. Acquisitions” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

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

We also operate a contract manufacturing business under the trade name of “Arkivator.” This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 5.3% of our revenues for fiscal 2004.

During the last three years, demand for wireless communications infrastructure equipment has fluctuated dramatically and there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of next generation equipment and financial difficulties on the part of the wireless network operators who have been forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes have had a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has led to reductions in our revenues and contributed to our reported operating losses.

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

During fiscal 2003, we focused on restructuring Powerwave to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry. During fiscal 2004, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously have operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours and currently expect that such efforts will be completed by the second quarter of fiscal 2005. We believe LGP Allgon’s product offerings and customer relationships are highly complimentary with those of Powerwave and that this acquisition provides us with a strong position in the global wireless infrastructure market and improves our ability to provide more complete end-to-end solutions for our customers’ complex network requirements.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history, the customer’s credit worthiness and various other factors, as determined by our review of their credit information. We monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences within each taxing jurisdiction. During the fourth quarter of fiscal 2004, we recorded a non-

cash charge of $45.0 million to establish a full valuation allowance against our U.S. deferred tax assets due to our U.S. cumulative loss position and the uncertainties involved in generating sufficient future U.S taxable income as the result of the increased global scope of our operations following the acquisition of LGP Allgon.

Goodwill, Intangible Assets and Long-Lived Assets

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

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to 6 years. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long-lived assets are currently impaired, any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

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

Accruals for Restructuring and Impairment Charges

We recorded $2.6 million and $15.5 million of restructuring and impairment charges during fiscal years 2004 and 2003, respectively. In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded $22.1 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 123R (Revised 2004), Share-Based Payment (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. We current disclose pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on our financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standard 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are currently evaluating the effect that the adoption of this new standard may have on our consolidated financial position or results of operations.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the years ended January 2, 2005, December 28, 2003, and December 29, 2002:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	76.5	89.6	83.4
Intangible asset amortization	1.0	0.3	0.3
Restructuring and impairment charges	0.1	3.3	—

Total cost of sales	77.6	93.2	83.7

Gross profit	22.4	6.8	16.3
Operating expenses:
Sales and marketing	6.0	4.8	3.0
Research and development	10.0	16.3	8.6
General and administrative	5.1	5.8	3.7
Intangible asset amortization	1.6	—	—
In-process research and development	4.9	—	—
Restructuring and impairment charges	0.4	3.2	—

Total operating expenses	28.0	30.1	15.3

Operating income (loss)	(5.6)	(23.3)	1.0
Other income, net	—	1.0	0.5

Income (loss) before income taxes	(5.6)	(22.3)	1.5
Provision for (benefit from) income taxes	9.6	(8.6)	0.4

Net income (loss)	(15.2)%	(13.7)%	1.1%

Years ended January 2, 2005 and December 28, 2003

Net Sales

Our sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. We also manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. Sales increased by 98% to $473.9 million, for the year ended January 2, 2005, from $239.1 million, for the year ended December 28, 2003. This increase was primarily due to our acquisition of LGP Allgon which was included in our results from May 2004 forward.

The following table presents an analysis of our net sales based upon business segment:

	Fiscal Years Ended (in thousands)
Segment	January 2, 2005		December 28, 2003
Wireless communications	$448,867	94.7%	$239,069	100.0%
Contract manufacturing	25,047	5.3%	—	—%

Total sales	$473,914	100.0%	$239,069	100.0%

The contract manufacturing business segment was acquired as part of our purchase of LGP Allgon and operates under the name Arkivator.

The following table presents a further analysis of our sales within the wireless communications business segment based upon product group:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Group	January 2, 2005		December 28, 2003
Antenna systems	$110,991	24.7%	$—	—%
Base station subsystems	277,521	61.8%	239,069	100.0%
Coverage solutions	60,355	13.5%	—	—%

Total net sales	$448,867	100.0%	$239,069	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions. The increase in all three product groups during the fiscal year ended January 2, 2005 as compared to the fiscal year ended December 28, 2003 was a result of our acquisition of LGP Allgon. All of the products included in the antenna systems group and coverage systems group, as well as certain products in the base station subsystems group, were obtained in the LGP Allgon acquisition.

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

	Fiscal Years Ended (in thousands)
Geographic Area	January 2, 2005		December 28, 2003
North America	$137,517	29.0%	$128,350	53.7%
Asia	61,895	13.1%	31,974	13.4%
Europe and other international	274,502	57.9%	78,745	32.9%

Total net sales	$473,914	100.0%	$239,069	100.0%

Revenues in the Americas, Asia Pacific and Europe and other international locations increased in fiscal 2004 as compared to fiscal 2003 primarily as a result of our acquisition of LGP Allgon. The significant growth in our European revenues is due to the significant percentage of LGP Allgon revenues generated in Europe, as this company was headquartered in Sweden. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during the year, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area.

For the year ended January 2, 2005, total sales to Nortel accounted for approximately 24% of sales and sales to Nokia accounted for 10% or more of sales for such period. For the year ended December 28, 2003, total sales to Nortel accounted for approximately 57% of sales and sales to Nokia accounted for 10% or more of sales. Our business is dependent upon a limited number of customers and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. Notwithstanding the acquisition of LGP Allgon, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	January 2, 2005		December 28, 2003
Net sales	$473,914	100.0%	$239,069	100.0%
Cost of sales:
Cost of goods	362,872	76.5%	214,247	89.6%
Intangible asset amortization	4,615	1.0%	756	0.3%
Restructuring and impairment charges	506	0.1%	7,851	3.3%

Total cost of sales	367,993	77.6%	222,854	93.2%

Gross profit	$105,921	22.4%	$16,215	6.8%

Our gross profit margins were favorably impacted during fiscal 2004 by the increased revenue from the enlarged product portfolio and initial cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon, as well as the initial cost savings realized from the consolidation of LGP Allgon manufacturing activities. In addition, we realized cost savings from the outsourcing of the production of our radio frequency power amplifier products to contract manufacturers during fiscal 2003. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisition of LGP Allgon as well as additional overhead costs associated with the LGP Allgon manufacturing facilities. During the fiscal year ended January 2, 2005, we recorded restructuring and impairment charges within cost of sales of approximately $0.5 million primarily related to severance costs resulting from the rationalization of Powerwave operations as part of our integration plans with LGP Allgon. This compares to restructuring and impairment charges of $7.9 million during the fiscal year ended December 28, 2003, primarily related to the outsourcing of our radio frequency power amplifier manufacturing operations and new product introductions that accelerated the timing of certain technology transitions. See “Note 9. Restructuring and Impairment Charges” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. As an example, the average sales price for our radio frequency power amplifier products declined between 2% and 23% from fiscal 2003 to fiscal 2004. In addition, we have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. We currently expect that pricing pressures will remain strong in our industry. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations.

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision following the acquisition of LGP Allgon to consolidate our worldwide manufacturing operations and our decision during 2003 to outsource the majority of our radio frequency power amplifier production to contract manufacturers in order to reduce our cost structure. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Our Future Results—Our average sales prices have declined…; and —Our reliance on contract manufacturers exposes us to risks…”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
Operating Expenses	January 2, 2005		December 28, 2003
Sales and marketing	$28,461	6.0%	$11,557	4.8%
Research and development	47,188	10.0%	38,928	16.3%
General and administrative	24,291	5.1%	13,946	5.8%
Intangible asset amortization	7,355	1.6%	—	—
In-process research and development	23,450	4.9%	—	—
Restructuring and impairment charges	2,103	0.4%	7,608	3.2%

Total operating expenses	$132,848	28.0%	$72,039	30.1%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $16.9 million, or 146.3%, during fiscal 2004 as compared to fiscal 2003 primarily as a result of our acquisition to LGP Allgon, as well as higher personnel costs and professional fees. The acquisition of LGP Allgon added approximately 54 people to our sales and marketing groups which represented an approximate 125% increase over our previous staffing levels.

Research and development expenses consist of ongoing product design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing products. Current programs include antennas, base station subsystems including radio frequency power amplifiers and coverage solution products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $8.3 million, or 21.2%, during fiscal 2004 as compared to fiscal 2003. This increase is primarily attributable to our acquisition of LGP Allgon which resulted in the addition of approximately 223 people to our research and development groups, nearly doubling these resources. This increase was partially offset by a decrease in material costs related to prototype and pre-production builds for new product introductions and personnel reductions as part of our consolidation activities.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased by $10.3 million, or 74.2%, during fiscal 2004. Approximately 25% of this increase was due to increased personnel costs and professional fees incurred by the legacy Powerwave operations. The remaining increase was a result of our acquisition of LGP Allgon and increased facility personnel costs and professional fees. Approximately 106 people were added to our general and administrative groups as part of the LGP Allgon acquisition. Additional personnel expenses associated with LGP Allgon were approximately $5.5 million and additional depreciation was approximately $1.5 million.

Amortization of customer-related intangibles acquired in the LGP Allgon acquisition amounted to $7.4 million for fiscal 2004, compared to no such charges during fiscal 2003. We also recorded a one-time charge of $23.5 million for purchased in-process research and development that was expensed upon completion of the LGP Allgon acquisition. This charge related to certain product development activities of LGP Allgon that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed. No similar in-process research and development charges were recorded in fiscal 2003. See “Note 17. Acquisitions” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data” for a discussion of in-process research and development expenses.

Restructuring and impairment charges amounted to $2.1 million during fiscal 2004 compared to $7.6 million during fiscal 2003. The charges recorded during fiscal 2004 related primarily to the rationalization of Powerwave operations as part of our integration plans with LGP Allgon, including workforce reductions and facility consolidations. The charges recorded during fiscal 2003 related primarily to workforce reductions and the write-down of excess equipment related to the outsourcing of our radio frequency power amplifier manufacturing operations, as well as the write-down of goodwill and certain customer-related intangibles. See “Note 5. Goodwill” and “Note 9. Restructuring and Impairment Charges” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Other Income, net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	January 2, 2005		December 28, 2003
Interest income	$2,920	0.7%	$2,425	1.0%
Interest expense	(3,861)	(0.7)%	(1,162)	(0.5)%
Foreign currency gain (loss), net	394	—%	33	—%
Other income (expense)	665	—%	1,098	0.5%

Total	$118	—%	$2,394	1.0%

Other income, net consists primarily of interest income, less interest expense. Other income, net, decreased to $0.1 million for the year ended January 2, 2005, from $2.4 million during the year ended December 28, 2003. The decrease in other income, net, for fiscal 2004 was primarily due to a full year of interest expense associated with our 1.25% subordinated convertible notes issued in July 2003 and interest expense associated with our 1.875% subordinated convertible notes issued in November 2004.

Provision for (Benefit from) Income Taxes

We recorded a $45.3 million tax provision resulting primarily from the establishment of a full valuation allowance against our net U.S deferred tax assets during the year ended January 2, 2005. We recorded a tax benefit of 38.5% for the year ended December 28, 2003. Our effective tax rate differs from the U.S federal statutory rate of 35% primarily due to the impact of state taxes on domestic operations, foreign taxes on international operations and the change in valuation allowance.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Fiscal Years Ended (in thousands)
	January 2, 2005	December 28, 2003
Operating loss	$(26,927)	$(55,824)
Other income, net	118	2,394

Loss before income taxes	(26,809)	(53,430)
Provision for (benefit from) income taxes	45,313	(20,571)

Net loss	$(72,122)	$(32,859)

The net loss for the year ended January 2, 2005 was $72.1 million compared to net loss of $32.9 million for the year ended December 28, 2003. The net loss for fiscal 2004 was higher than the net loss for fiscal 2003 primarily due to our recording of a non-cash charge of $45.0 million to establish a full valuation allowance against our net U.S. deferred tax assets as well as the in-process research and development charge and increased amortization of purchased intangibles resulting from the LGP Allgon acquisition. For fiscal year 2004, our improved operating performance was largely due to cost reduction activities such as the outsourcing of manufacturing operations to Asia taken during fiscal year 2003, and the realization of cost synergies from the consolidation of LGP Allgon manufacturing activities. The significant increase in overall revenue due to the LGP Allgon acquisition also contributed to the improved performance.

Years ended December 28, 2003 and December 29, 2002

Net Sales

For fiscal years 2003 and 2002, our sales were derived primarily from the sale of radio frequency power amplifiers for use in wireless communications networks. Sales decreased by 38% to $239.1 million, for the year ended December 28, 2003, from $384.9 million, for the year ended December 29, 2002. This decrease was primarily due to an overall reduction in demand resulting from the significant economic downturn that impacted the wireless communications industry that resulted in curtailed wireless infrastructure spending and reduced average selling prices.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 28, 2003		December 29, 2002
North America	$128,350	53.7%	$257,009	66.8%
Asia	31,974	13.4%	37,460	9.7%
Europe and other international	78,745	32.9%	90,420	23.5%

Total sales	$239,069	100.0%	$384,889	100.0%

Net sales in each geographic region were lower in fiscal 2003 as compared to fiscal 2002 primarily as a result of the fiscal 2003 industry-wide reduction in wireless infrastructure spending.

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

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 28, 2003		December 29, 2002
Net sales	$239,069	100.0%	$384,889	100.0%
Cost of sales:
Cost of goods	214,247	89.6%	320,963	83.4%
Intangible asset amortization	756	0.3%	1,144	0.3%
Restructuring and impairment charges	7,851	3.3%	—	—%

Total cost of sales	222,854	93.2%	322,107	83.7%

Gross profit	$16,215	6.8%	$62,782	16.3%

The reduction in our gross profit margins during fiscal 2003 as compared to fiscal 2002 was due to several factors, the primary factor being the significant reduction in revenues which resulted in lower absorption of our manufacturing overhead expenses and increased labor costs when viewed as a percentage of revenues. In addition, approximately $7.9 million of restructuring charges relating to severance costs and the write-down of excess equipment and certain product/technology intangibles were recorded in cost of sales during fiscal 2003. There were no restructuring charges included in cost of sales during fiscal 2002. See “Note 9. Restructuring and Impairment Charges” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Research and development expenses increased by $5.8 million, or 17.6%, during fiscal 2003 as compared to fiscal 2002. This increase was primarily attributable to material and personnel costs associated with prototype and pre-production product development builds and other product development activities that occurred during fiscal 2003 as we pursued more new customer opportunities.

General and administrative expenses decreased by $0.5 million, or 3.2%, during fiscal 2003 as compared to fiscal 2002 due to cost control efforts.

Restructuring and impairment charges amounted to $7.6 million during fiscal 2003 compared to no such charges during fiscal 2002. These charges related primarily to our write-down of goodwill, as well as engineering test equipment and certain customer related intangibles, and severance payments made in connection with a reduction to our work force. See “Note 5. Goodwill” and “Note 9. Restructuring and Impairment Charges” in the “Notes to Consolidated Financial Statements” included in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Other Income, net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	December 28, 2003	December 29, 2002
Interest income	$2,425	$2,664
Interest expense	(1,162)	(81)
Foreign currency gain (loss), net	33	(36)
Other income (expense)	1,098	(584)

Total	$2,394	$1,963

Other income, net increased slightly to $2.4 million for the year ended December 28, 2003, from $2.0 million during the year ended December 29, 2002. The slight increase in other income for fiscal 2003 was primarily due to increased interest income resulting from higher average cash investment balances during fiscal 2003 as compared to fiscal 2002, offset by the interest expense associated with the subordinated convertible notes issued in July 2003.

Provision for (Benefit from) Income Taxes

We recorded a tax benefit at a rate of 38.5% during the year ended December 28, 2003 as compared to a tax provision of 30.0% for the year ended December 29, 2002. Our effective tax rate differed from the U.S. federal statutory tax rate of 35% primarily due to the impact of state taxes on domestic operations and foreign taxes on non-U.S. operations.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Fiscal Years Ended (in thousands)
	December 28, 2003	December 29, 2002
Operating income (loss)	$(55,824)	$3,910
Other income, net	2,394	1,963

Income (loss) before income taxes	(53,430)	5,873
Provision for (benefit from) income taxes	(20,571)	1,762

Net income (loss)	$(32,859)	$4,111

The net loss for the year ended December 28, 2003 was $32.9 million compared to net income of $4.1 million for the year ended December 29, 2002. The net loss recorded during fiscal 2003 was primarily due to the decline in revenues combined with lower gross profit margins, as well as our restructuring and impairment charges recorded in fiscal 2003.

Restructuring and Impairment Charges

Integration with LGP Allgon

In connection with our acquisition of LGP Allgon during the second quarter of fiscal 2004, the Company formulated and began to implement its plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, we recorded a restructuring charge related to our legacy operations of approximately $2.6 million during fiscal 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This amount included approximately $2.2 million in connection with workforce reductions of approximately 100 employees at various operating locations and $0.4 million in connection with future lease obligations and asset write-downs related to the closure of our facility in Long Island, New York, and the consolidation of engineering facilities in El Dorado Hills, California. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales and approximately $2.1 million was recorded in operating expenses. In addition, we recognized $22.1 million as liabilities or additional asset fair value adjustments in connection with the LGP Allgon acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase price and recorded as an adjustment to goodwill. Implementation of the Company’s restructuring and integration plan is underway and additional actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. Integration activities related to such plan are currently expected to continue through the second quarter of fiscal 2005.

Outsourcing of Radio Frequency Power Amplifier Production

We outsourced the majority of our radio frequency power amplifier production to contract manufacturers located in Asia during fiscal 2003 in order to further reduce our operating cost structure and enable us to be more competitive. Additionally, we accelerated the timing of certain technology transitions and new product introductions due to our transition to outsourced manufacturing, as well as the continued economic downturn that significantly impacted demand in the wireless infrastructure industry. As a result, we recorded approximately $10.6 million of restructuring and impairment charges during fiscal 2003. These charges included cash restructuring charges of approximately $4.6 million related primarily to severance payments made in connection with a reduction of our work force of approximately 550 employees. The remaining non-cash impairment charges of approximately $6.0 million related to a $3.0 million write-down of excess manufacturing and test equipment and a $3.0 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that were implemented during the year. These restructuring and impairment charges were recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. Approximately $7.9 million of these restructuring and impairment charges was recorded in cost of sales and approximately $2.7 million was recorded in operating expenses.

Goodwill Impairment

During the quarter ended March 30, 2003, we determined that it was necessary to test our previously recorded goodwill for impairment as a result of the significant economic downturn effecting demand in the wireless infrastructure industry. Since we operated in a single business segment as a single reporting unit at such time, the determination of whether any potential impairment of goodwill existed was based on a comparison of the fair value of the entire Company to the accounting value of its net assets. In estimating the fair value of the entire Company, we reviewed the average and closing stock prices for our Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations to the accounting value of the underlying assets and liabilities, we concluded that the entire amount of our recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million in operating expenses during the first quarter of fiscal 2003.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, short-term investments and funds expected to be generated from future operations. As of January 2, 2005, we had working capital of $344.1 million, including $282.7 million in unrestricted cash, cash equivalents and short-term investments, as compared to working capital of $280.2 million at December 28, 2003, which included $259.9 million in unrestricted cash, cash equivalents and short-term investments. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less as well as certain auction-rate securities that reset interest rates at auction intervals ranging from between 28 and 35 days. While these auction-rate securities may have contractual maturities ranging up to thirty years, they are readily saleable at par value on each auction date. We typically hold such investments until maturity, or auction, as applicable, and then reinvest the proceeds in similar instruments. We believe that all of our cash equivalents and short-term investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the years ended January 2, 2005 and December 28, 2003:

	Fiscal Years Ended (in thousands)
	January 2, 2005	December 28, 2003
Net cash provided by (used in):
Operating activities	$(13,742)	$6,906
Investing activities, including acquisitions	(148,614)	(62,707)
Financing activities	127,468	103,415
Effect of foreign currency translation	2,486	—

Net increase (decrease) in cash and cash equivalents	$(32,402)	$47,614

Net cash provided by operations during fiscal 2004 decreased by $20.6 million as compared to fiscal 2003. This decrease was due largely to the reductions in accounts payable and other current liabilities, the majority of which were associated with the acquisition of LGP Allgon. As part of the acquisition, we significantly reduced outstanding accounts payables of LGP Allgon, which had been incurred prior to the acquisition. During the year ended January 2, 2005, our net accounts receivable increased to $133.1 million from $56.3 million at December 28, 2003, primarily due to the acquisition of LGP Allgon and our higher sales during the fourth quarter of 2004. In addition, our accounts receivable increased due to the longer collection times typically associated with international sales, particularly in Europe. Our days sales outstanding increased from 71 days as of December 28, 2003 to 77 days at January 2, 2005. Our net inventories increased to $65.8 million during the year ended January 2, 2005, from $15.2 million at December 28, 2003, primarily due to inventory acquired from LGP Allgon and the purchase of additional inventory to support sales growth.

Net cash used in investing activities of $148.6 million reflects the cash portion of the acquisition of LGP Allgon, capital spending for property, plant and equipment, as well as investments in marketable securities during fiscal 2004. This compares to net cash used in investing activities of $62.7 million in fiscal 2003 related to the acquisition of Ericsson Amplifier Technologies, capital spending for property, plant & equipment, and investments in marketable securities. Total capital expenditures during fiscal 2004 and 2003 were approximately $12.7 million and $3.9 million, respectively. The majority of the capital spending during such periods related to computer hardware, test equipment and manufacturing equipment utilized in our manufacturing and research and development areas. We expect our future annual capital spending requirements to range between $25 million and $35 million per year, consisting primarily of test and production equipment, as well as computer hardware and software.

The $127.5 million in net cash provided by financing activities during fiscal 2004 resulted primarily from our November 2004 issuance of $200.0 million of 1.875% convertible subordinated notes due November 2024, offset by the simultaneous repurchase of $40.0 million of our Common Stock and the repayment of $33.1 million of debt assumed from LGP Allgon. This compares to $103.4 million in net cash provided by financing activities during fiscal 2003 that resulted primarily from our July 2003 issuance of $130.0 million of 1.25% convertible subordinated debentures due July 2008, offset by the simultaneous repurchase of $25.0 million of our Common Stock.

We currently believe that our existing cash balances and short-term investments, as well as the funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months and any potential cash outlays related to the final purchase of the remaining outstanding shares of LGP Allgon. Our principal source of liquidity consists of our existing cash and short-term investment balances. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

Financing Activities

Our $20 million revolving unsecured credit agreement with Comerica Bank-California expired on May 31, 2004. We decided to delay the renewal of this credit facility in light of our acquisition of LGP Allgon. We are currently evaluating our long-term financing needs and may decide to negotiate a new credit agreement in the future. However, we cannot guarantee that we will be able to establish a new credit agreement on terms acceptable to us. We do not require a credit line to finance our operations.

As part of our acquisition of LGP Allgon, we assumed short-term and long-term debt obligations consisting of capital leases, fixed and variable rate bank term loans, and amounts outstanding under bank lines of credit. From the date of acquisition through January 2, 2005, we repaid the entire amount of bank debt assumed in the acquisition, as well as the scheduled payments under the capital lease obligations. This amount totaled approximately $33.1 million.

Effective November 10, 2004, we completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 to Deutsche Bank Securities, Inc. and raised approximately $154.2 million in net proceeds after the deduction of debt issuance costs and the repurchase of 5,050,505 shares of our Common Stock. The notes are convertible into the Common Stock of Powerwave at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The notes mature in 2024. Powerwave may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of Powerwave’s Common Stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by Powerwave at any time after November 21, 2011. Holders of the notes may require Powerwave to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

On July 18, 2003, we completed the private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008 and raised approximately $100.9 million in net proceeds after the deduction of debt issuance costs and the simultaneous repurchase of $25.0 million of our Common Stock (3,144,654 shares). The notes require semi-annual interest payments on January 15 and July 15 and the $130.0 million principal balance is due on July 15, 2008. The notes are convertible into common shares of Powerwave at the conversion price of $10.49 per share. This represents a conversion rate of approximately 95.3289 shares of Common Stock per $1,000 principal amount of notes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of January 2, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term and Long-Term Debt

At January 2, 2005, we had $330.0 million of long-term debt, consisting of our outstanding 1.25% convertible subordinated notes due July 2008 and our 1.875% outstanding convertible subordinated notes due November 2024. The notes due July 2008 are convertible into shares of our Common Stock at the option of the holder at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25%, payable semi-annually on January 15 and July 15. The notes due November 2024 are convertible into shares of our Common Stock at the option of the holder at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%, payable semi-annually on June 15 and December 15. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Capital Lease Obligations

We assumed various capital lease obligations in connection with our acquisition of LGP Allgon. Our current outstanding capital lease obligations of $0.1 million relate primarily to manufacturing and test equipment and are included as part of short-term and long-term debt, as appropriate, within our consolidated balance sheet.

Operating Lease Obligations

We have various operating leases covering vehicles, equipment, facilities and sales offices located throughout the world with future minimum payments of $13.8 million as of January 2, 2005.

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

We have initiated compulsory acquisition proceedings under Swedish law to acquire the remaining outstanding common shares of LGP Allgon that were not tendered in our exchange offer. We currently expect to pay approximately $7.9 million as additional purchase price related to such proceedings within the next twelve months.

Guarantees Under Letters of Credit

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

As of January 2, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest)	$5,375	$10,750	$139,125	$256,250	$411,500
Capital lease obligations	33	14	—	—	47
Operating lease obligations	4,316	5,852	2,670	967	13,805
Purchase commitments with contract manufacturers	55,092	—	—	—	55,092
Other purchase commitments	34,085	—	—	—	34,085
Guarantees under letters of credit	—	—	—	—	—

Total contractual obligations and commercial commitments	$98,901	$16,616	$141,795	$257,217	$514,529

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Executive Chairman of the Board, Ronald J. Buschur, President and Chief Executive Officer, Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary, Johan H. Ek, President, European Business Unit and Robert J. Legendre, President, Americas and Asia Business Unit. See the “Compensation Committee Report On Executive Compensation” appearing in the Company’s Annual Proxy Statement for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the year ended January 2, 2005, we granted options to purchase a total of 1,602,500 shares of Common Stock to employees. After deducting 1,354,684 shares for options forfeited, the result was net option grants of 247,816. Net option grants during the year represented 0.2% of our total outstanding common shares of 99,410,946 as of January 2, 2005. The following table summarizes the net stock option grants during the three most recent fiscal periods:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.2%	(0.5)%	3.1%
Grants to executive officers during the period as a % of total options granted during the period	46.8%	18.0%	19.0%
Grants to executive officers during the period as a % of total outstanding common shares	0.8%	0.4%	0.9%
Cumulative options held by executive officers as a % of total options outstanding	26.7%	16.1%	19.5%

At January 2, 2005, a total of 1,709,903 options were available for grant under all of our option plans and a total of 246,774 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” included herein for additional information regarding the 1995 Stock Option Plan.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of January 2, 2005. For purposes of this table, in-the-money stock options are those options with an exercise price less than $8.48 per share, the closing price of Powerwave Common Stock on December 31, 2004, the last trading day of the fiscal year, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $8.48 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	2,575,888	$4.79	2,861,835	$6.07	5,437,723
Out-of-the-Money	2,979,718	$20.44	531,810	$13.02	3,511,528

Total Options Outstanding	5,555,606	$13.18	3,393,645	$7.16	8,949,251

For additional information regarding the stock options granted to and exercised by executive officers during fiscal 2004, see “Executive Compensation” in the Company’s Annual Proxy Statement filed in connection with its Annual Meeting of Stockholders under the heading “Executive Compensation.”

Additional Factors That May Affect Our Future Results

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the year ended January 2, 2005, sales to Nortel accounted for approximately 24% of net sales and sales to Nokia accounted for approximately 10% of our net sales. For fiscal year 2003, Nortel accounted for approximately 57% of our net sales and Nokia accounted for 10% or more of our net sales. Our future success is dependent upon the continued purchases of our products by such customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one customer could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	direct competition should a customer decide to increase its level of internal designing and/or manufacturing of wireless communication network products; and

•	concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

We may incur unanticipated costs as we complete the integration of our business with the business of LGP Allgon.

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon. This acquisition involves the integration of two companies based in different countries that previously have operated independently, which is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon, and as a result, we may not successfully integrate the operations of Powerwave and LGP Allgon in a timely manner. The failure to successfully integrate the two companies’ operations could undermine the anticipated benefits and synergies of the combination, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of the two companies.

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

We have a history of significant reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2004, a majority of this increase was due to the acquisition of LGP Allgon. During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. This reduction in spending by wireless network operators also resulted in reduced purchases by wireless original equipment manufacturers, whose primary customers are wireless network operators. As a result, our revenues decreased during fiscal 2003 to $239.1 million from $384.9 million in fiscal 2002. Revenues from wireless network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. If these reductions in overall market demand continue to result in significant reductions in future demand for our products, our revenues will be flat or down and our results of operations will continue to be negatively impacted.

We have also experienced significant reductions in wireless network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in continued reduced demand for our products which will have a material adverse effect on our business.

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

We have regularly generated a large percentage of our revenues in the last month of a quarter. Since we attempt to ship products quickly after we receive orders, we may not always have a significant amount of unfilled orders at the start of each quarter and we may be required to obtain a substantial portion of our orders during the quarter in which such orders ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our revenues and results of operations.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. As an example, the average sales price for our radio frequency power amplifier products declined by between 2% to 23% from fiscal 2003 to fiscal 2004. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

A number of our products and the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. To date, the missed customer delivery dates have not had an adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our results of operations.

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

For fiscal years 2004, 2003, and 2002, international revenues (excluding North American sales) accounted for approximately 71%, 46%, and 33% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

We have received third-party claims of infringement in the past and have been able to resolve such claims without having a material impact on our business. Currently, certain parties have notified the Company of potential claims against the Company. While the Company reviews such potential claims, we do not believe that their resolution will have a material affect on the Company. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we may face additional infringement claims. Such claims, whether or not valid, could result in substantial costs and diversion of our resources. A third party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products, which would adversely affect our customer relationships and negatively impact our revenues.

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

The price of our Common Stock has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our Common Stock at or above the price paid for such shares.

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended January 2, 2005, the price of our Common Stock ranged from a high of $11.55 to a low of $3.05. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

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

In addition, the increase in the number of shares of our outstanding Common Stock due to the LGP Allgon acquisition may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. This increase, together with our outstanding convertible debt instruments, and any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

We may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our business and managing the worldwide aspects of the combined company resulting from the LGP Allgon acquisition, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our outstanding convertible debt that we issued in 2003 and 2004. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Our current competitors include Andrew Corporation, Filtronic PLC, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, Radio Frequency Systems and REMEC, Inc., in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel, Samsung and Siemens. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports, beginning with our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent auditor to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. In addition, although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

Our corporate headquarters and the majority of our U.S. based research and development operations are located in the State of California in regions known for seismic activity. In addition, we have production facilities and have outsourced some of our production to contract manufacturers in Asia, another region known for seismic activity. A significant natural disaster, such as an earthquake in either of these regions, could have a material adverse effect on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At January 2, 2005, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

With the acquisition of LGP Allgon, our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including China, Finland, France, Singapore, Sweden, Estonia and the United Kingdom. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. dollar. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 71% of our net sales during fiscal 2004, 46% of our fiscal 2003 net sales and 33% of our fiscal 2002 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Although we currently invoice a large percentage of our international customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at January 2, 2005, we do not believe that a 10% change in foreign currency rates would have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of January 2, 2005, we had cash equivalents and a short-term cash investment portfolio of approximately $254.9 million with maturities of three months or less, as well as cash balances of approximately $27.7 million in both interest and non-interest bearing accounts including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.1 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our short-term cash investment portfolio. While short-term investment rates remained at historical lows during fiscal 2004, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to mange the interest rate risk related to our short-term investment portfolio or our variable rate bank debt. Based on our overall interest rate exposure at January 2, 2005, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries at as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 10, 2005

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 2, 2005	December 28, 2003
ASSETS
Current assets:
Cash and cash equivalents	$147,451	$179,853
Restricted cash	6,815	600
Short-term investments	135,200	80,075
Accounts receivable, net of allowance for sales returns and doubtful accounts of $6,309 and $2,332 at January 2, 2005 and December 28, 2003, respectively	133,060	56,278
Inventories	65,819	15,187
Prepaid expenses and other current assets	22,613	6,413
Deferred tax assets	3,698	6,940

Total current assets	514,656	345,346

Property, plant and equipment, net	146,430	67,975
Intangible assets, net	65,366	190
Goodwill	277,223	3,439
Deferred tax assets	—	35,990
Other non-current assets	17,096	13,317

TOTAL ASSETS	$1,020,771	$466,257

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,534	$48,942
Accrued payroll and employee benefits	19,770	3,203
Accrued income taxes	14,332	2,374
Accrued restructuring	17,354	20
Accrued expenses and other current liabilities	39,534	10,562

Total current liabilities	170,524	65,101

Long-term debt	330,000	130,000
Deferred tax liabilities	4,344	—
Other non-current liabilities	291	119

Total liabilities	505,159	195,220

Commitments and contingencies (Notes 14 and 15)	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 135,000 shares authorized, 99,411 shares issued and outstanding at January 2, 2005 and 63,257 shares issued and outstanding at December 28, 2003	485,318	225,651
Accumulated other comprehensive income (loss)	57,029	(1)
Retained earnings (accumulated deficit)	(26,735)	45,387

Total shareholders’ equity	515,612	271,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,020,771	$466,257

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net sales	$473,914	$239,069	$384,889

Cost of sales:
Cost of goods	362,872	214,247	320,963
Intangible asset amortization	4,615	756	1,144
Restructuring and impairment charges	506	7,851	—

Total cost of sales	367,993	222,854	322,107

Gross profit	105,921	16,215	62,782

Operating expenses:
Sales and marketing	28,461	11,557	11,384
Research and development	47,188	38,928	33,087
General and administrative	24,291	13,946	14,401
Intangible asset amortization	7,355	—	—
In-process research and development	23,450	—	—
Restructuring and impairment charges	2,103	7,608	—

Total operating expenses	132,848	72,039	58,872

Operating income (loss)	(26,927)	(55,824)	3,910

Other income, net	118	2,394	1,963

Income (loss) before income taxes	(26,809)	(53,430)	5,873

Provision for (benefit from) income taxes	45,313	(20,571)	1,762

Net income (loss)	$(72,122)	$(32,859)	$4,111

Basic earnings (loss) per share	$(0.80)	$(0.51)	$0.06

Diluted earnings (loss) per share	$(0.80)	$(0.51)	$0.06

Basic weighted average common shares	90,212	64,667	65,485

Diluted weighted average common shares	90,212	64,667	66,230

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net income (loss)	$(72,122)	$(32,859)	$4,111

Other comprehensive income (loss):
Foreign currency translation adjustments	57,030	(1)	—

Comprehensive income (loss)	$(15,092)	$(32,860)	$4,111

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 30, 2001	65,081	$242,100	$—	$74,135	$316,235
Issuance of Common Stock related to employee stock-based compensation plans	626	3,965	—	—	3,965
Tax benefit related to employee stock-based compensation plans	—	1,291	—	—	1,291
Compensation expense related to stock option grants	—	59	—	—	59
Net income	—	—	—	4,111	4,111

Balance at December 29, 2002	65,707	247,415	—	78,246	325,661
Issuance of Common Stock related to employee stock-based compensation plans	695	2,625	—	—	2,625
Tax benefit related to employee stock-based compensation plans	—	573	—	—	573
Compensation expense related to stock option grants	—	38	—	—	38
Repurchases of Common Stock	(3,145)	(25,000)	—	—	(25,000)
Foreign currency translation adjustments	—	—	(1)	—	(1)
Net loss	—	—	—	(32,859)	(32,859)

Balance at December 28, 2003	63,257	225,651	(1)	45,387	271,037
Issuance of Common Stock for acquisition, net of issuance costs of $255	40,686	296,748	—	—	296,748
Issuance of Common Stock related to employee stock-based compensation plans	519	2,636	—	—	2,636
Tax benefit related to employee stock-based compensation plans	—	283	—	—	283
Repurchases of Common Stock	(5,051)	(40,000)	—	—	(40,000)
Foreign currency translation adjustments	—	—	57,030	—	57,030
Net loss	—	—	—	(72,122)	(72,122)

Balance at January 2, 2005	99,411	$485,318	$57,029	$(26,735)	$515,612

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(72,122)	$(32,859)	$4,111
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,555	19,214	22,053
In-process research and development charge	23,450	—	—
Non-cash restructuring and impairment charges	458	10,909	—
Provision for sales returns and doubtful accounts	822	2,004	3,967
Provision for excess and obsolete inventories	2,249	3,308	5,797
Deferred income taxes	45,748	(20,503)	11,339
Tax benefit from stock issuances	283	573	1,291
Compensation costs related to stock options	—	38	59
Loss (gain) on disposal of property, plant and equipment	(92)	(24)	770
Gain on sale of assets held for sale	(532)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(129)	(5,019)	2,502
Inventories	(10,084)	10,724	(2,193)
Prepaid expenses and other current assets	(7,986)	624	(3,693)
Accounts payable	(20,794)	22,099	4,150
Accrued expenses and other current liabilities	(7,785)	(643)	(7,907)
Other non-current assets	(4,681)	(3,574)	(2,185)
Other non-current liabilities	(102)	35	15

Net cash provided by (used in) operating activities	(13,742)	6,906	40,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,693)	(3,903)	(5,062)
Restricted cash	(25)	(310)	(190)
Short-term investments	(55,125)	(50,075)	(30,000)
Proceeds from the sale of property, plant and equipment	1,384	1,515	1,198
Proceeds from sale of assets held for sale	6,382	—	—
Acquisition, net of cash acquired	(88,537)	(9,934)	—

Net cash used in investing activities	(148,614)	(62,707)	(34,054)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	197,956	125,869	—
Principal payments on long-term debt	(33,124)	(79)	(819)
Common stock repurchases	(40,000)	(25,000)	—
Proceeds from the sale of stock under Employee Stock Purchase Plan	1,591	1,505	1,941
Proceeds from exercise of stock options	1,045	1,120	2,024

Net cash provided by financing activities	127,468	103,415	3,146

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,486	—	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,402)	47,614	9,168
CASH AND CASH EQUIVALENTS, beginning of period	179,853	132,239	123,071

CASH AND CASH EQUIVALENTS, end of period	$147,451	$179,853	$132,239

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest expense	$2,149	$46	$81

Income taxes	$2,666	$(160)	$(9,662)

For supplemental cash flow information related to the Company’s acquisitions, see “Note 17. Acquisitions.”

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Powerwave designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS and 3G networks throughout the world. The Company also manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Powerwave Technologies, Inc. and its subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

During the second quarter of fiscal 2004, Powerwave completed its acquisition of LGP Allgon (see “Note 17. Acquisitions.”) The consolidated financial statements include the operations of LGP Allgon from May 2004 forward.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Fiscal Year

The Company operates on a 52-53 week fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal quarters generally span 13 weeks, with the exception of a 53-week fiscal year, when an additional week is added during the first quarter to adjust the year to the Sunday closest to December 31. Fiscal year 2002 ended on December 29, 2002, and fiscal 2003 ended on December 28, 2003. Fiscal year 2004, a 53-week fiscal year, ended on January 2, 2005.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 123R (Revised 2004), Share-Based Payments (“SFAS 123R”), which requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on alternative fair value models. The share-based compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Company currently discloses pro forma compensation expense quarterly and annually. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. The provisions of SFAS 123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of this new standard may have on its consolidated financial position or results of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, time deposits, commercial paper, money market funds and other money market instruments with original maturity dates of three months or less. The Company invests its excess cash in only investment grade money market instruments from companies in a variety of industries and, therefore, believes that it bears minimal principal risk. Such investments are stated at cost, which approximates fair value.

Short-term Investments

Short-term investments, which are classified as “available for sale,” generally consist of auction rate securities with contractual maturities that may range up to 30 years and interest rates that reset at auction intervals ranging from between 28 and 35 days. These auction-rate securities are readily saleable at par value on the auction dates. The carrying value of these securities approximates fair value, therefore there are no unrealized gains or losses recorded. These investments have been recorded as current assets as they are available for current operations. In prior years, such investments were included in cash equivalents. In 2004, the Company determined such amounts should properly be classified as short-term investments. As a result, the Company has reclassified $80.1 million in the fiscal 2003 consolidated balance sheet from cash and cash equivalents to short-term investments to conform to the current year presentation. Additionally, the Company made reclassifications to the prior years statements of cash flows to record the net purchases of auction rate securities of $50.1 million and $30.0 million for fiscal 2003 and 2002, respectively, as an investing activity.

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

Inventories

Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market. The Company periodically reviews inventory quantities on hand and records a provision for excess and obsolete inventories based primarily on historical usage, current production requirements and forecasted product demand.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company depreciates or amortizes these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Machinery and equipment	2 to 8 years
Office furniture and equipment	3 to 5 years
Leasehold improvements	Remaining life of lease
Property under capital leases	3 to 5 years
Buildings	30 years
Building improvements	Remaining life of building

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

Goodwill, Intangible Assets and Other Long-Lived Assets Management

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets and in-process research and development, management typically engages independent valuation specialists to assist in determining those values. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally average five years. The Company reviews the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Powerwave’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, management reviews the market value of the Company’s outstanding Common Stock based upon its average and closing stock prices, as well as subjective valuations for the reporting unit based on multiples of sales, EBITDA and EBIT, and other valuation metrics. If the fair value of the reporting unit is less than the accounting value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill exceeds the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

Warranties

Powerwave offers warranties of various lengths to its customers depending upon the specific product and terms of the customer purchase agreement. Standard warranties require the Company to repair or replace defective product returned to it during such warranty period at no cost to the customer. The Company records an estimate for standard warranty-related costs based on its actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period. While Powerwave’s warranty costs have historically been within its expectations and the provisions established, there is no guarantee that the Company will continue to experience the same warranty return rates or repair costs that it has in the past. Powerwave also has contractual commitments to various customers that require it to incur costs to repair an epidemic defect with respect to its products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to the Company and the costs of repair can be reasonably estimated. While the Company has not historically experienced significant costs related to epidemic defects, there is no guarantee that it will not experience significant costs to repair epidemic defects in the future.

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

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during 2004, 2003, and 2002 were $2.48 per share, $2.54 per share, and $7.07 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, would have approximated the pro forma amounts indicated below:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net income (loss):
As reported	$(72,122)	$(32,859)	$4,111
Deduct: Additional expense per SFAS 123, fair value method, net of related tax effects	(4,760)	(8,201)	(12,566)

Pro forma	$(76,882)	$(41,060)	$(8,455)

Basic earnings (loss) per share:
As reported	$(0.80)	$(0.51)	$0.06
Pro forma	$(0.85)	$(0.63)	$(0.13)
Diluted earnings (loss) per share:
As reported	$(0.80)	$(0.51)	$0.06
Pro forma	$(0.85)	$(0.63)	$(0.13)

The fair value of options granted under the Company’s stock incentive plans during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Weighted average risk-free interest rate	2.80%	2.00%	2.18%
Expected life (in years)	5.3	5.2	5.1
Expected stock volatility	57%	67%	180%
Dividend yield	None	None	None

Due to the fact that the Company’s employee stock options have characteristics significantly different from those of traded options and any changes in the subjective input assumptions can materially affect the fair value estimates, management does not believe that the Black-Scholes model provides a reliable single measure of the fair value of its employee stock options. Therefore, the Company believes that the pro forma net expense per SFAS 123 calculated above is not a reliable measure of the costs of the Company’s stock option plans.

As previously discussed, the FASB issued SFAS 123R in December 2004, which will require the Company to begin expensing stock options beginning within its third quarter of fiscal year 2005.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. The Company also offers certain of its customers a right to return within a limited time after delivery. The Company continuously monitors and tracks such returns and records a provision, as a charge to revenues, to reflect the Company’s estimate of such returns, based on historical experience and any notification received by the Company of such a return. Such returns have historically been within management’s expectations.

Foreign Currency Translation

In accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (“SFAS 52”), some of Powerwave’s international operations use the respective local currencies as their functional currency while other international operations use the U.S. Dollar as their functional currency. Gains and losses from foreign currency transactions are recorded in other income, net. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which they occur. The Company’s international subsidiaries that have the U.S. Dollar as their functional currency translate monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiaries are included in other income, net and have historically not been significant. The Company’s international subsidiaries that do not have the U.S. Dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiaries are included as a component of shareholders’ equity.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all or any deferred tax assets will not be realized.

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

Note 3. Inventories

Net inventories consist of the following:

	January 2, 2005	December 28, 2003
Parts and components	$32,868	$5,295
Work-in-process	2,183	722
Finished goods	30,768	9,170

Total inventories	$65,819	$15,187

Inventories are net of an allowance for excess and obsolete inventories of approximately $15.7 million and $8.6 million as of January 2, 2005 and December 28, 2003, respectively.

Note 4. Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	January 2, 2005	December 28, 2003
Machinery and equipment	$187,163	$51,464
Buildings and improvements	82,348	38,660
Land	24,155	14,838
Office furniture and equipment	15,008	12,171
Leasehold improvements	1,142	953
Construction-in-progress	—	—

Gross property, plant and equipment	309,816	118,086
Less: Accumulated depreciation and amortization	(163,386)	(50,111)

Total property, plant and equipment, net	$146,430	$67,975

During fiscal 2004 and 2003, Powerwave determined that certain of its equipment had become excess to its production requirements as a result of its restructuring efforts and, therefore, was no longer useful to the Company. This equipment was physically segregated from the Company’s remaining active equipment and sold or disposed of prior to January 2, 2005 and December 28, 2003. The difference between the estimated net selling price for such equipment and its net book value resulted in an impairment charge of approximately $0.4 million and $3.0 million during fiscal 2004 and 2003, respectively. See “Note 9. Restructuring and Impairment Charges” for additional information.

Note 5. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the years ended January 2, 2005 and December 28, 2003 are as follows:

	Telecom	Contract Manufacturing	Total
Balance, December 29, 2002	$4,852	$—	$4,852
Impairment charge	(4,852)	—	(4,852)
Goodwill from acquisition of Ericsson Amplifier Technologies	3,439	—	3,439

Balance, December 28, 2003 and	3,439	—	3,439
Goodwill from acquisition of LGP Allgon	218,275	18,980	237,255
Effect of foreign exchange rate changes	33,606	2,923	36,529

Balance, January 2, 2005	$255,320	$21,903	$277,223

During the quarter ended March 30, 2003, Powerwave determined that it was necessary to test its previously recorded goodwill for impairment as a result of the significant economic downturn effecting demand in the wireless infrastructure industry. Since Powerwave operated in a single business segment as a single reporting unit at such time, the determination of whether any potential impairment of goodwill existed was based on a comparison of the fair value of the entire Company to the accounting value of its net assets. In estimating the fair value of the entire Company, Powerwave reviewed the average and closing stock prices for its Common Stock, valuations based on multiples of sales, EBITDA and EBIT, as well as other factors. Based on a comparison of these valuations to the accounting value of the underlying assets and liabilities, the Company concluded that the entire amount of its recorded goodwill had been impaired and, therefore, recorded a non-cash charge of $4.9 million in operating expenses during the first quarter of fiscal 2003. The Company did not record any similar impairment charge during fiscal 2004.

Note 6. Intangible Assets

Intangible assets as of January 2, 2005 and December 28, 2003, respectively, are comprised of the following:

	January 2, 2005			Wtd. Avg. Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-amortizing:
Trademark	$787	$—	$787	—
Amortizing:
Developed technology	49,188	(16,933)	32,255	5 years
Customer-related assets	40,428	(8,104)	32,324	5 years

	$90,403	$(25,037)	$65,366

	December 28, 2003			Wtd. Avg. Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Developed technology	$12,070	$(11,880)	$190	5 years

Future amortization expense is expected to be $14.8 million, $13.7 million, $13.2 million, $12.9 million $8.1 million and $1.9 million in fiscal years 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

Note 7. Other Non-Current Assets

Other non-current assets consist of the following:

	January 2, 2005	December 28, 2003
Buildings held for sale	$4,451	$5,850
Deferred capitalized acquisition costs	—	3,607
Debt issue costs, net	8,957	3,769
Long-term deposits	3,459	—
Long-term prepaid expenses	229	91

Total other non-current assets	$17,096	$13,317

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 2, 2005	December 28, 2003
Accrued warranty costs	$10,164	$4,829
Accrued compulsory share liability (Note 17)	7,923	—
Accrued value added tax	4,578	—
Accrued interest expense	1,270	750
Accrued sales tax	416	921
Other accrued expenses and other current liabilities	15,183	4,062

Total accrued expenses and other current liabilities	$39,534	$10,562

Note 9. Restructuring and Impairment Charges

Integration with LGP Allgon

In connection with Powerwave’s acquisition of LGP Allgon during the second quarter of fiscal 2004, the Company formulated and began to implement its plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, Powerwave recorded a restructuring charge related to its legacy operations of approximately $2.6 million during fiscal 2004 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This amount included approximately $2.2 million in connection with workforce reductions of approximately 118 employees at various Powerwave operating locations and $0.4 million in connection with certain impaired equipment. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales and approximately $2.1 million was recorded in operating expenses. In addition, the Company recognized $22.1 million as liabilities or additional asset fair value adjustments in connection with the LGP Allgon acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill. Implementation of the Company’s restructuring and integration plan is underway and additional actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. Integration activities related to such plan are currently expected to continue through the second quarter of fiscal 2005.

Outsourcing of Radio Frequency Power Amplifier Production

During fiscal 2003, Powerwave accelerated the restructuring of its manufacturing operations to outsource the majority of its production to contract manufacturers located in Asia in order to further reduce the Company’s operating cost structure and enable it to be more competitive. Additionally, the Company accelerated the timing of technology transitions and new product introductions due to its transition to outsourced manufacturing and the continued economic downturn that has significantly impacted demand in the wireless infrastructure industry. As a result, the Company recorded approximately $10.6 million of restructuring and impairment charges during fiscal 2003. These charges included cash restructuring charges of approximately $4.6 million related primarily to severance payments made in connection with a reduction in its work force of approximately 550 employees. The remaining non-cash impairment charges of approximately $6.0 million related to a $3.0 million write-down of excess manufacturing and test equipment that was disposed of and a $3.0 million write-down of certain product/technology and customer related intangibles, the value of which was impaired by the technology and product transitions that were implemented during the year. These restructuring and impairment charges were recorded in cost of sales or operating expenses based upon the job classification of the impacted employees or the character of the underlying assets. Approximately $7.9 million of these restructuring and impairment charges was recorded in cost of sales and approximately $7.6 million was recorded in operating expenses.

A summary of the activity that affected the Company’s restructuring and impair charges and accrued restructuring liability for the years ended December 28, 2003 and January 2, 2005 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Goodwill & Intangible Write-downs	Other	Total
Balance at December 29, 2002	$—	$—	$—	$—	$—
Amounts expensed	4,550	2,982	7,927	—	15,459
Amounts paid/incurred	(4,530)	(2,982)	(7,927)	—	(15,439)

Balance at December 28, 2003	20	—	—	—	20
Amounts assumed from LGP Allgon	464	3,348	—	863	4,675
Amounts accrued in purchase accounting	12,665	3,409	—	1,348	17,422
Amounts expensed	2,151	458	—	—	2,609
Amounts paid/incurred	(5,471)	(4,010)	—	(1,679)	(11,160)
Effect of exchange rates	2,925	796	—	67	3,788

Balance at January 2, 2005	$12,754	$4,001	$—	$599	$17,354

The accrued restructuring liability at January 2, 2005 for workforce reductions is expected to be paid during fiscal year 2005 and the liability for facility closures is expected to be paid over the remaining lease term which ends in 2011.

Note 10. Financing Arrangements and Long-Term Debt

On November 10, 2004, Powerwave completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 (“2024 Convert Notes”) to Deutsche Bank Securities, Inc. The 2024 Convert Notes are convertible into the Common Stock of Powerwave at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. Powerwave may redeem the 2024 Convert Notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of Powerwave’s Common Stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by Powerwave at any time after November 21, 2011. Holders of the 2024 Convert Notes may require Powerwave to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. Holders of the 2024 Convert Notes may also require Powerwave to repurchase all or a portion of their notes in the case of a change in control. In addition, under certain circumstances related to a change in control, the conversion price of the 2024 Convert Notes may be adjusted downwards, thereby increasing the number of shares issuable upon conversion, if holders of the 2024 Convert Notes elect to convert their notes at a time when the 2024 Convert Notes are not redeemable by the Company. Powerwave used a portion of the proceeds of the offering to fund the repurchase of $40.0 million of its Common Stock (5,050,505 shares) simultaneously with the issuance of the 2024 Convert Notes. The Company received net cash proceeds of approximately $154.2 million after the deduction of the amount used for the Common Stock repurchase and debt issuance costs.

On July 18, 2003, Powerwave completed the private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008 (“2008 Convert Notes”). The 2008 Convert Notes are convertible into shares of the Common Stock of Powerwave at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25% with interest payable semi-annually on January 15 and July 15. The 2008 Convert Notes are callable by the Company beginning July 22, 2007. Powerwave used a portion of the proceeds of the offering to fund the repurchase of $25.0 million of the Company’s Common Stock (3,144,654 shares) simultaneously with the issuance of the 2008 Convert Notes. The Company received net cash proceeds of approximately $100.9 million after the deduction of the amount used for the Common Stock repurchase and debt issuance costs.

Both the 2024 Convert Notes and 2008 Convert Notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company.

As part of our acquisition of LGP Allgon, we assumed short-term and long-term debt obligations consisting primarily of fixed and variable rate bank term loans, and amounts outstanding under bank lines of credit. From the date of acquisition through January 2, 2005, we repaid the entire amount of bank debt assumed in the acquisition which totaled approximately $33.1 million.

Note 11. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. During fiscal 2004, the Company matched 100% of the first 3% of eligible compensation contributed and 50% of the next 2% of eligible compensation contributed. Effective fiscal 2005, the Company matches 100% of the first 5% of eligible compensation contributed. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Employer matching contributions for the years ended January 2, 2005, December 28, 2003 and December 29, 2002 were $0.9 million, $1.0 million, and $1.2 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended January 2, 2005, December 28, 2003 or December 29, 2002.

Note 12. Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) provides that a total of 3,000,000 shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During fiscal 2004, the fourteenth and fifteenth purchases under the ESPP occurred on January 30, 2004 and July 30, 2004, respectively. A total of 139,117 shares were purchased in the fourteenth purchase at $6.49 per share and 146,703 shares were purchased in the fifteenth purchase at $4.69 per share. At January 2, 2005, there were rights to purchase approximately 161,000 shares under the ESPP’s sixteenth offering, which will conclude on January 31, 2005. There were 1,342,102 shares available for purchase at January 2, 2005 under the ESPP.

Note 13. Stock Option Plans

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

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 1995 Plan provides for the grant of non-statutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company’s Board of Directors. In addition, for any individual possessing 10% or more of the voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company’s Board of Directors. Options generally vest at the rate of 25% on the first anniversary of the grant date and 2% per month thereafter. All options expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company’s Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company’s Common Stock. As of January 2, 2005, a total of 5,569,071 options have been exercised under the 1995 Plan, of which a total of 2,284,071 shares of Common Stock have been funded from those shareholders party to the amended Stockholder’s Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At January 2, 2005, there were 234,556 options outstanding under the 1995 Plan at a weighted average exercise price of $3.58 per share. There were 12,218 shares available for grant under the 1995 Plan at January 2, 2005 and there were a total of 246,774 shares of Common Stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), as amended, provides for the granting of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1996 Plan. As of January 2, 2005, all of the options granted under the 1996 Plan have been non-statutory options. The 1996 Plan provides that for non-statutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Authority to control and manage the 1996 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than ten years after the grant date. As of January 2, 2005, a total of 4,117,549 options had been exercised under the 1996 Plan and there were 4,564,591 options outstanding under the 1996 Plan at a weighted average exercise price of $12.11 per share. There were 317,860 shares available for grant under the 1996 Plan at January 2, 2005.

1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of January 2, 2005, a total of 195,000 options had been exercised under the Director Plan. There were 420,000 options outstanding under the Director Plan as of January 2, 2005 at a weighted average exercise price of $16.93 per share. There were 585,000 shares available for grant under the Director Plan at January 2, 2005.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provides that a total of 2,640,000 shares of the Company’s Common Stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only non-statutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more executive officers of the Company (the “Administrator”). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a “re-pricing” of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of January 2, 2005, 17,970 shares had been exercised under the 2000 Plan. There were 2,330,967 options outstanding under the 2000 Plan as of January 2, 2005 at a weighted average exercise price of $11.58 per share. There were 291,063 shares available for grant under the 2000 plan at January 2, 2005.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders of the Company on April 24, 2002. The 2002 Plan provides that a total of 2,000,000 shares of the Company’s Common Stock are reserved for issuance under the 2002 Plan. Employees and consultants or independent advisors who are in the service of the Company or its subsidiaries are eligible to participate in the 2002 Plan. The Company’s executive officers and other highly paid employees are also eligible to participate in the 2002 Plan. The 2002 Plan provides only for the granting of non-statutory stock options. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2002 Plan be granted options under the 2002 plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2002 Plan shall have a maximum term of no more than ten years from the grant date. Authority to control and manage the 2002 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine the administration of the 2002 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more officers of the Company. All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2002 Plan shall have the authority, consistent with the provisions of the 2002 Plan and the authority of the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2002 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an option agreement to effect a “re-pricing” of the exercise price of such option either by (1) lowering the exercise price of a previously granted option or (2) by canceling a previously granted option and granting a new option except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2002 Plan shall not be considered a re-pricing of such option. As of January 2, 2005, 97,101 shares had been exercised under the 2002 Plan. There were 1,399,137 options outstanding under the 2002 Plan as of January 2, 2005 at a weighted average exercise price of $5.23 per share. There were 503,762 shares available for grant under the 2002 plan at January 2, 2005.

The following table summarizes activity under the Company’s stock plans:

	Number of Shares	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 30, 2001	8,022	$17.39	3,319	$13.54
Granted	3,033	$8.17
Exercised	(468)	$4.59
Canceled	(988)	$24.21

Balance at December 29, 2002	9,599	$14.40	4,545	$15.61
Granted	1,527	$6.63
Exercised	(317)	$3.96
Canceled	(1,857)	$21.13

Balance at December 28, 2003	8,952	$12.05	4,855	$13.91
Granted	1,603	$7.51
Exercised	(251)	$4.86
Canceled	(1,355)	$14.41

Balance at January 2, 2005	8,949	$10.90	5,556	$13.18

The following table summarizes information about all stock options outstanding at January 2, 2005 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan and 2002 Plan:

	Options Outstanding at January 2, 2005			Options Exercisable at January 2, 2005
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$ 0.82 - $ 5.01	1,863	$3.98	5.51	1,140	$3.39
$ 5.13 - $ 5.41	1,460	$5.40	6.83	851	$5.41
$ 5.42 - $ 6.75	1,362	$6.45	6.08	503	$6.46
$ 6.91 - $10.67	1,309	$8.64	5.82	526	$10.01
$10.87 - $14.65	1,294	$12.05	4.40	1,027	$12.07
$15.16 - $33.29	1,319	$21.42	3.36	1,167	$21.94
$33.31 - $67.08	342	$53.44	4.45	342	$53.45

Total	8,949	$10.90	5.34	5,556	$13.18

The Company records compensation expense for any options granted with an exercise price below the market value of the Company’s Common Stock at the date of grant. This compensation expense is calculated as the difference between the market value of the stock and the option exercise price at the grant date and is amortized over the option vesting period. The Company recorded a total of $0.04 million and $0.06 million as compensation expense during fiscal years 2003 and 2002, respectively. There was no remaining unamortized compensation expense as of December 28, 2003 and, therefore, no recorded compensation expense in fiscal 2004.

Note 14. Commitments and Contingencies

Future minimum lease payments required under all operating leases at January 2, 2005 are payable as follows:

Fiscal Year	Total
2005	$4,316
2006	3,754
2007	2,098
2008	1,434
2009	1,236
Thereafter	967

Total	$13,805

Total rent expense was $3.4 million, $1.9 million and $2.0 million for the years ended January 2, 2005, December 28, 2003 and December 29, 2002, respectively.

Powerwave is subject to various legal proceedings from time to time as part of its business. As of January 2, 2005, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Note 15. Contractual Guarantees and Indemnities

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the years ended December 28, 2003 and January 2, 2005 is as follows:

Description	Accrued Warranty Costs
Balance at December 29, 2002	$5,133
Reductions for warranty costs incurred	(3,265)
Warranty accrual related to current year sales	2,771
Change in estimate related to previous warranty accruals	190

Balance at December 28, 2003	$4,829
Reserve balances acquired with LGP Allgon	7,521
Reductions for warranty costs incurred	(5,057)
Warranty accrual related to current year sales	3,071
Change in estimate related to previous warranty accruals	(200)

Balance at January 2, 2005	$10,164

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 2, 2005 is included below:

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s bank, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on Powerwave’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in November 2004 and July 2003, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

Note 16. Income Taxes

The components of income (loss) before income taxes and provision (benefit) for income taxes for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 consists of the following:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Income (loss) before income taxes:
United States	$(20,206)	$(49,876)	$5,745
Foreign	(6,603)	(3,554)	128

Total	$(26,809)	$(53,430)	$5,873

Provision for (benefit from) income taxes:
Current:
Federal	$(632)	$(179)	$(9,337)
State	(786)	34	(240)
Foreign	983	77	—

Total current provision (benefit)	(435)	(68)	(9,577)

Deferred:
Federal	36,367	(17,914)	11,008
State	6,728	(2,597)	298
Foreign	2,653	8	33

Total deferred provision (benefit)	45,748	(20,503)	11,339

Total	$45,313	$(20,571)	$1,762

The provision (benefit) for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended January 2, 2005, December 28, 2003 and December 29, 2002 as follows:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Taxes at federal statutory rate	$(9,384)	$(18,700)	$2,055
State taxes, net	3,746	(1,666)	(57)
In-process research and development charge	8,208	—	—
Foreign income taxed at different rates	(888)	(132)	(286)
Research and experimentation tax credits	(1,135)	—	(1,052)
Other	(5)	(73)	50
Change in federal valuation allowance	44,771	—	1,052

Provision (benefit) for income taxes	$45,313	$(20,571)	$1,762

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	January 2, 2005	December 28, 2003
Deferred Tax Assets:
Accruals and provisions	$9,022	$4,327
Amortizable intangible assets	—	10,827
Inventory	2,955	3,951
Net operating loss carry-forwards	42,895	27,503
Property, plant and equipment	7,604	—
Tax credit carry-forwards	10,475	10,926
Other	82	137

Gross deferred tax assets	73,033	57,671
Less: valuation allowance	(63,680)	(9,908)

Net deferred tax assets	9,353	47,763

Deferred Tax Liabilities:
Amortizable intangible assets	(8,302)	—
Property, plant and equipment	—	(2,496)
State taxes	—	(2,337)
Unrepatriated foreign earnings	(1,697)	—

Gross deferred tax liabilities	(9,999)	(4,833)

Net deferred tax assets (liabilities)	$(646)	$42,930

As of January 2, 2005, Powerwave had combined federal and state operating loss carry-forwards of approximately $118.5 million and $149.4 million, respectively, that expire from 2016 to 2024 and foreign operating loss carry-forwards of $19.3 million with no expiration date. The Company also had federal and California tax credit carry-forwards of $3.6 million and $6.9 million, respectively. The federal tax credits will begin to expire in 2016 and the California tax credits will begin to expire in 2006.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $5.9 million and $0.3 million at January 2, 2005 and December 28, 2003, respectively. The Company has provided for the estimated residual U.S. tax on the portion of these earnings, that may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes, less applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. During fiscal 2004, the Company recorded a full valuation allowance against its U.S deferred tax assets due to its cumulative U.S. loss position and uncertainties involved in generating sufficient U.S. taxable income in the future.

As part of the LGP Acquisition, the Company assumed a tax liability related to a tax planning strategy for which the related deductions had previously been disallowed by the Swedish tax authority and the county administrative court. While Powerwave continues to vigorously contest this determination, the estimated liability of approximately $15.2 million has been included on the balance sheet at January 2, 2005 within accrued income taxes.

Note 17. Acquisitions

LGP Allgon:

On May 3, 2004, the Company completed its exchange offer for the outstanding shares of LGP Allgon Holding AB (“LGP Allgon”), a Swedish public company and global provider of wireless infrastructure equipment and coverage solutions to wireless network communications operators and original equipment manufacturers. Pursuant to the terms of the exchange offer, LGP Allgon shareholders were offered 1.1 shares of newly issued Powerwave Common Stock in exchange for each share of LGP Allgon common stock. In addition, pursuant to the exchange offer, Powerwave offered a cash alternative whereby LGP Allgon shareholders could alternatively elect to exchange their LGP Allgon common stock for a fixed price of Swedish kronor (“SEK”) 61.87 in lieu of Powerwave shares. This cash alternative was subject to an aggregate maximum of $125.0 million. The acquisition of LGP Allgon included all of the assets and liabilities, operations and business of LGP Allgon. Also included were all intellectual property rights to LGP Allgon products as well as in-process research and development activities. The products acquired include a broad range of wireless infrastructure equipment including antennas, filters, repeaters, tower-mounted amplifiers and advanced coverage solutions. Powerwave believes that the acquisition of LGP Allgon increased the combined company’s products offerings within the global wireless infrastructure market and improved its ability to offer more complete end-to-end solutions for its customers’ complex network requirements. These factors contributed to a purchase price in excess of the fair value of the net assets acquired, resulting in goodwill of approximately $237.3 million as of May 3, 2004 which is not deductible for income tax purposes. Goodwill allocated to the telecom and contract manufacturing segments is estimated at $218.3 million and $19.0 million, respectively.

As of January 2, 2005, Powerwave had acquired approximately 98% of LGP Allgon’s outstanding common stock in exchange for approximately $96.1 million in cash and 40,685,596 shares of Powerwave Common Stock, valued at $297.0 million based upon the average closing price for the three days before and after the announcement of the transaction. The Company has initiated compulsory acquisition proceedings under Swedish law to acquire the remaining LGP Allgon shares that were not tendered. The related compulsory share liability at the acquisition date was estimated at $14.7 million, a portion of which has been paid as of January 2, 2005. To the extent that the actual liability differs from this amount, the difference will be adjusted to goodwill. The Company currently expects to pay approximately $7.9 million in the future to satisfy the outstanding compulsory share liability. There are approximately 785,948 shares of LGP Allgon common stock outstanding.

The aggregate purchase price of LGP Allgon was comprised of the following:

Common stock	$297,005
Cash	88,217
Compulsory share liability	14,652
Transaction costs paid by Powerwave	7,678

Total purchase price	$407,552

The Company has completed a preliminary allocation of the aggregate purchase price to tangible and intangible assets acquired and liabilities assumed upon estimates of fair value determined by management with the assistance of independent valuation specialists. The estimated fair values of the identifiable intangible assets acquired were determined using the income approach.

In connection with the acquisition, the Company formulated and implemented a plan to restructure and integrate the operations of the combined companies. Pursuant to such plan, the Company recognized $22.1 million as liabilities or asset write-downs in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase consideration in accordance with SFAS No. 141, Business Combinations and EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Implementation of the restructuring and integration plan is underway and additional actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. The restructuring and integration plan is expected to be finalized by the end of the first quarter of fiscal 2005, at which time any additional charges will be recorded as an adjustment to goodwill. Integration activities related to such plan are currently expected to continue through the second quarter of fiscal 2005. See “Note 9. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

The Company’s consolidated financial statements for the year ended January 2, 2005 include a charge of $23.5 million for the write-off of acquired in-process research and development expenses associated with the acquisition of LGP Allgon. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

New product development projects underway at LGP Allgon at the time of the acquisition included, among others, various antenna projects covering multiple system capabilities and full band functionality, various tower-mounted amplifier projects covering full band capability, various filter projects covering new product platforms, and various repeater projects covering both EDGE and WCDMA applications. At the date of the acquisition, the Company estimated that the cost to complete these projects aggregated approximately $2.3 million and was expected to be incurred over a one year period. As of January 2, 2005, the Company believes that the remaining development projects are approximately 90% complete. Uncertainties that could impede the success of converting a development project to a developed technology include the availability of financial resources to complete the project, failure of the technology to function properly, continued economic feasibility of developed technologies, customer acceptance, customer demand and customer qualification of such new technology, and general competitive conditions in the industry. There can be no assurance that the in-process research and development projects will be successfully completed and commercially introduced.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the LGP Allgon acquisition:

Assets:
Cash	$11,744
Restricted cash	5,364
Accounts receivable	66,269
Inventories	36,609
Prepaid assets and other current assets	11,266
Property, plant and equipment	81,726
Identifiable intangible assets	66,686
Goodwill	237,255
Other non-current assets	3,893

Total assets:	520,812

Liabilities:
Accounts payable	(45,668)
Accrued liabilities and other current liabilities	(60,064)
Income taxes, net	(3,006)
Debt	(27,789)
Other non-current liabilities	(183)

Total liabilities	(136,710)

In process research and development	23,450

Total purchase price	$407,552

The amount allocated to identifiable intangible assets consists of the following:

	Amount	Weighted – Average Life
Patents and developed technology	$30,970	5 years
Customer – related assets	35,034	5 years
Trademarks	682	Indefinite -lived

Total identifiable intangible assets	$66,686

The following unaudited pro forma financial information for fiscal years ended January 2, 2005 and December 28, 2003, assumes that the LGP Allgon acquisition had occurred on the first day of each period presented. The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information excludes the effect of the in-process research and development charge of $23.5 million. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Fiscal Years Ended
Pro forma	January 2, 2005	December 28, 2003
Net sales	$583,752	$525,523

Net loss	$(54,724)	$(63,961)

Basic loss per share	$(0.53)	$(0.61)

Diluted loss per share	$(0.53)	$(0.61)

Ericsson Amplifier Technologies:

On July 10, 2003, the Company completed the acquisition of certain assets and liabilities of Ericsson Amplifier Technologies, Inc. (“AMT”) pursuant to an asset purchase agreement. Under the asset purchase agreement, the Company purchased selected assets of AMT, including certain inventories, equipment and real estate for a cash payment of $9.8 million. The Company also assumed certain warranty obligations of AMT and made offers of employment to a limited number of employees of AMT as part of the purchase. In connection with the asset purchase, the Company also entered into an agreement to become a supplier of certain 2.1 GHz W-CDMA radio frequency power amplifiers of Ericsson AB. The acquisition was accounted for under the purchase method of accounting and the total purchase price of approximately $10.4 million, including assumed liabilities of $0.4 million and capitalized acquisition costs of $0.1 million, has been allocated as follows: $1.0 million to equipment, $5.9 million to assets held for sale, $0.1 million to contract intangibles and $3.4 million to goodwill. The results of operations of AMT are included in the consolidated financial statements from the date of acquisition. The pro-forma effect of the acquisition is not material to the Company’s results of operations for fiscal 2003.

Note 18. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our 1.25% subordinated convertible notes. The components of other income, net are as follows:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Interest income	$2,920	$2,425	$2,664
Interest expense	(3,861)	(1,162)	(81)
Foreign currency gain (loss), net	394	33	(36)
Other income (expense)	665	1,098	(584)

Total	$118	$2,394	$1,963

Note 19. Earnings (Loss) Per Share

In accordance with SFAS 128, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 15,892,536 and 6,033,308 related to the Company’s convertible debt and stock option programs have been excluded from diluted weighted average common shares for the years ended January 2, 2005 and December 28, 2003, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted earnings (loss) per share:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Basic:
Basic weighted average common shares	90,212	64,667	65,485
Net income (loss)	$(72,122)	$(32,859)	$4,111

Basic earnings (loss) per share	$(0.80)	$(0.51)	$0.06

Diluted:
Basic weighted average common shares	90,212	64,667	65,485
Potential common shares	—	—	745

Diluted weighted average common shares	90,212	64,667	66,230
Net income (loss)	$(72,122)	$(32,859)	$4,111

Diluted earnings (loss) per share	$(0.80)	$(0.51)	$0.06

Note 20. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the years ended January 2, 2005, December 28, 2003, and December 29, 2002, sales to customers that accounted for 10% or more of revenues for the year totaled $163.7 million, $171.0 million, and $294.3 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 24%, 57%, and 49% of total revenues during such years, respectively. During the years ended January 2, 2005 and December 28, 2003, one customer in addition to Nortel accounted for approximately 11% and 15% of total revenues, respectively. During the year ended December 29, 2002, two customers in addition to Nortel accounted for approximately 15% and 13% of total revenues during such period.

As of January 2, 2005, approximately 35% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during fiscal 2004. The inability to collect outstanding receivables from the customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 21. Supplier Concentrations

Certain of Powerwave’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single-source suppliers as well as finished products from single-source contract manufacturers. The inability to obtain single-source components or finished products in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Note 22. Segments

The Company’s sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. Powerwave also manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing. These two reportable segments, “Wireless Communications” and “Contract Manufacturing” are regularly evaluated by the Company’s executive management in deciding how to allocate resources and in assessing performance. The accounting policies for each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

The following schedule presents an analysis of certain financial information for these two business segments:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003	December 29, 2002
Net sales:
Wireless communications	$448,867	$239,069	$384,889
Contract manufacturing	25,047	—	—

Total net sales	$473,914	$239,069	$384,889

Operating income (loss):
Wireless communications	$(28,175)	$(55,824)	$3,910
Contract manufacturing	1,248	—	—

Total operating income (loss)	$(26,927)	$(55,824)	$3,910

	January 2, 2005	December 28, 2003
Total assets:
Wireless communications	$982,519	$466,257
Contract manufacturing	38,252	—

Total assets	$1,020,771	$466,257

The following table presents a further analysis of Powerwave’s sales within the wireless communications business segment, based upon product group:

	Fiscal Years Ended
Wireless Communications Product Group	January 2, 2005		December 28, 2003		December 29, 2002
Antenna systems	$110,991	24.7%	$—	—%	$—	—%
Base station subsystems	277,521	61.8%	239,069	100.0%	384,889	100.0%
Coverage solutions	60,355	13.5%	—	—%	—	—%

Total net segment sales	$448,867	100.0%	$239,069	100.0%	$384,889	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions.

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended
Geographic Area	January 2, 2005	December 28, 2003	December 29, 2002
North America	$137,517	$128,350	$257,009
Asia	61,895	31,974	37,460
Europe and other international	274,502	78,745	90,420

Total net sales	$473,914	$239,069	$384,889

North American sales include sales to the United States, Canada and Mexico. Asian sales include sales to China, South Korea and other locations in Asia. Europe and Other International sales include sales to Europe and all other foreign countries. Sales to Canada were $22.9 million, $63.8 million, and $128.7 million during the years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively. Sales to Finland were $22.8 million, $35.4 million, and $57.2 million during the years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively. Sales to France were $49.8 million, $41.4 million, and $32.0 million during the years ended January 2, 2005, December 28, 2003, and December 29, 2002, respectively.

The following table reflects the geographic area of Powerwave’s long-lived assets:

	Fiscal Years Ended
Geographic Area	January 2, 2005	December 28, 2003
United States	$75,487	$120,911
Europe, primarily Sweden	426,686	—
Asia and other international	3,942	—

Total	$506,115	$120,911

QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarters Ended
	April 4, 2004	July 4, 2004(1)		October 3, 2004(1)	January 2, 2005(1)
Fiscal 2004:
Net sales	$63,224	$115,981		$138,291	$156,418
Gross profit	$10,774	$22,276		$34,747	$38,124
Operating income (loss)	$(5,657)	$(30,190	)(2)	$3,435	$5,485
Net income (loss)	$(3,263)	$(30,162	)(2)	$2,799	$(41,496	)(3)

Basic earnings (loss) per share	$(0.05)	$(0.33)		$0.03	$(0.41)
Diluted earnings (loss) per share	$(0.05)	$(0.33)		$0.03	$(0.41)
Basic weighted average common shares	63,393	91,664		104,343	101,448
Diluted weighted average common shares	63,393	91,664		104,837	101,448

	Quarters Ended
	March 30, 2003	June 29, 2003		September 28, 2003	December 28, 2003
Fiscal 2003:
Net sales	$52,154	$51,509		$63,158	$72,248
Gross profit	$3,785	$(7,121)		$6,409	$13,142
Operating loss	$(17,264)	$(25,060)		$(10,819)	$(2,681)
Net loss	$(10,568)	$(15,237)		$(5,666)	$(1,388)

Basic loss per share	$(0.16)	$(0.23)		$(0.09)	$(0.02)
Diluted loss per share	$(0.16)	$(0.23)		$(0.09)	$(0.02)
Basic weighted average common shares	65,877	65,976		63,639	63,174
Diluted weighted average common shares	65,877	65,976		63,639	63,174

(1)	Financial results include LGP Allgon beginning May 2004.

(2)	Operating income (loss) and net income (loss) for the quarter ended July 4, 2004 include a non-cash charge of $23.5 million for in-process research and development acquired in the LGP Allgon acquisition. See “Note 17. Acquisitions” of the preceding “Notes to Consolidated Financial Statements.”

(3)	Net income (loss) for the quarter ended January 2, 2005 includes a non-cash charge of $45.0 million related to the establishment of a full valuation allowance against Powerwave’s net U.S. deferred tax asset. See “Note 16. Income Taxes” of the preceding “Notes to Consolidated Financial Statements.”

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

There were no changes in our internal controls over financial reporting during the quarter ended January 2, 2005 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Powerwave have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of January 2, 2005. Such assessment excluded the internal controls over financial reporting for LGP Allgon and its subsidiaries (“LGP Allgon”). Since we completed the acquisition of LGP Allgon on May 3, 2004, it was not possible to conduct a complete assessment of LGP Allgon’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal controls over financial reporting. Therefore, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of January 2, 2005 does not include the internal controls over financial reporting of LGP Allgon. Our fiscal 2004 consolidated financial statements include the operating results of LGP Allgon for eight months. During this period, these operations generated approximately $259.4 million or 54.7% of total revenues. Additionally, LGP Allgon’s total assets as of January 2, 2005 were approximately $611.9 million, or 59.9% of consolidated total assets and LGP Allgon’s net assets approximated $444.9 million, or 86.3% of consolidated net assets.

In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of January 2, 2005, our internal control over financial reporting, excluding internal controls over financial reporting with respect to LGP Allgon, are effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Powerwave Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at LGP Allgon Holding AB, which was acquired on May 3, 2004 and whose financial statements reflect total assets and revenues constituting 60 and 55 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2005. Accordingly, our audit did not include the internal control over financial reporting at LGP Allgon Holding AB. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2005 of the Company and our report dated March 10, 2005 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/    DELOITTE & TOUCHE LLP

Costa Mesa, California

March 10, 2005

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Bruce C. Edwards, 51, became Executive Chairman of the Board of Directors of Powerwave in February 2005. Mr. Edwards joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Chief Executive Officer of Powerwave from February 1996 to February 2005 and was President from February 1996 to May 2004. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation.

Ronald J. Buschur, 41, joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company and in February 2005, Mr. Buschur became Chief Executive Officer and a member of the Board of Directors. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

John L. Clendenin, 70, became Lead Director in February 2005. Mr. Clendenin was non-executive Chairman of the Board of Directors of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Coca-Cola Enterprises, Inc., Equifax Inc., Acuity Brands, Inc., The Kroger Company and The Home Depot, Inc.

Daniel A. Artusi, 50, joined Powerwave’s Board of Directors in December 2002. Mr. Artusi is the President and Chief Executive Officer of Silicon Laboratories Inc., a designer and manufacturer of integrated circuits for the communications industry. Prior to joining Silicon Laboratories in August 2001, Mr. Artusi held various positions at Motorola, Inc. from 1977 to 2001. From August 1999 to August 2001, Mr. Artusi served as Corporate Vice President and General Manager of Motorola’s Networking and Computing Systems Group. Mr. Artusi served as Vice President and General Manager of Motorola’s Wireless Infrastructure Division from May 1997 to August 1999 and as General Manager of Motorola’s RF Products Division from April 1996 to May 1997.

David L. George, 51, has been a member of Powerwave’s Board of Directors since November 1995. Since January 2005, he has served as Executive Vice President Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications. From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks.

Eugene L. Goda, 68, has been a member of Powerwave’s Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

Carl W. Neun, 61, has been a member of Powerwave’s Board of Directors since February 2000. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun currently serves on the Board of Directors of Planar Systems, RadiSys Corp, and Oregon Steel Mills, Inc.

Andrew J. Sukawaty, 49, has been a member of Powerwave’s Board of Directors since May 1998. Mr. Sukawaty is Chairman and Chief Executive Officer of Inmarsat Group Holdings Ltd. and President of Cable Partners Europe L.L.C. Mr. Sukawaty is also a Deputy Chairman of mm02, PLC, formerly BT Wireless, and was previously Chairman of Telenet. He is also Chairman of Xyratex Group Ltd (NASDAQ). From September 1996 to June 2000, Mr. Sukawaty served as President and Chief Executive Officer of Sprint PCS. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., AT&T and Northwestern Bell.

Mikael R. Gottschlich, 44, has been a member of Powerwave’s Board of Directors since May 2004. Mr. Gottschlich had previously been a member of the Board of LGP Allgon Holding AB since 1997. Mr. Gottschlich was President and Chief Executive Officer of LGP Telecom from June 1993 until April 2002, including certain predecessor companies, specifically MG Instruments from 1993 to 1997 and Arkivator from 1997 to 1999. Since March 2003, Mr. Gottschlich is a Director of Skanditek Industriförvaltning AB, a publicly held industrial holding company with investments in Swedish companies.

Executive Officers

Ronald J. Buschur, 41, joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company and in February 2005, Mr. Buschur became Chief Executive Officer and a member of the Board of Directors. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

Kevin T. Michaels, 46, joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Robert J. Legendre, 47, joined the Company in July 2002, as Vice President of Supply Chain Management and Operations. Mr. Legendre was named President of the Americas and Asian business unit in May 2004 following the completion of the exchange offer for all of the shares of LGP Allgon. Prior to joining the Company, Mr. Legendre was Vice President of Global Supply Chain Management and Operations for InFocus Corp., a manufacturer of video projectors from June 2001 to July 2002. From May 2000 to May 2001, Mr. Legendre was Vice President of Worldwide Materials at Pemstar Corporation, a supplier of engineering, product design and automation and test services. From October 1996 to April 2000, Mr. Legendre was Vice President and Managing Director of Operations for Western Digital’s disk drive manufacturing operations in Singapore.

Johan H. Ek, 37, has been President of the Company’s European business unit since May of 2004. From September 2001 to April 2003, Mr. Ek was Vice President of Operations of LGP Allgon and in March 2002 Mr. Ek became Executive Vice President of LGP Allgon. Prior to this, Mr. Ek was responsible for LGP Allgon’s contract manufacturing division. Mr. Ek joined LGP Allgon in August 1999. From 1995 to 1999, Mr. Ek worked as a consultant for McKinsey & Company. Mr. Ek is a member of the Board of Partnertech AB, listed on the Stockholm Stock Exchange.

Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee and the current members of this committee are David L. George, Eugene L. Goda, and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the Nasdaq marketplace rules. The Company’s Board of Directors has determined that Carl W. Neun, a member of the audit committee and Board of Directors, is an audit committee financial expert as such term is defined in Item 401(h) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

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

To the Company’s knowledge, based solely on a review of filings with the Securities and Exchange Commission and written representations by each executive officer and director that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 during fiscal 2004, except that each of the following directors, Mikael Gottschlich, Daniel Artusi, Carl Neun, Andrew Sukawaty, Eugene Goda, David George and John Clendenin inadvertently filed a Form 4 late to report a director option grant in December 2004.

Code of Ethics

The Company has adopted a code of ethics that applies to all employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This code of ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of our Code of Business Conduct and Ethics Policy is attached as Exhibit 14 to this Form 10-K. A copy of our code of Business Conduct and Ethics Policy is also posted on our website at www.powerwave.com and is available upon written request.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its Annual Meeting of Stockholders under the headings “Executive Compensation” and “Stock Performance Comparison.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of the Company’s Proxy Statement filed in connection with its Annual Meeting of Stockholders under the caption “Stock Ownership.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Information regarding certain relationships and related transactions under “Certain Relationships and Related Transactions” in the Company’s Annual Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees billed to the Company by its principal accountant, Deloitte & Touche LLP, under the heading “Principal Accountant Fees and Services” in the Company’s Annual Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(3)	Exhibits

The following exhibits are filed as part of this Report

Exhibit Number	Description

3.2	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.4	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Powerwave Technologies, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A dated June 4, 2001).

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to Registrant’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 10, 2005).

4.1

Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders

(incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2	Amendment to Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.3	Indenture, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.4	Registration Rights Agreement, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.5	Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001).

4.5.1	First Amendment to Rights Agreement, dated June 19, 2003, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 2 of the Company’s Form 8-A12G/A as filed with the Securities and Exchange Commission on July 10, 2003).

4.6	Form of Global 1.25% Convertible Subordinated Note Due 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 (File No. 333-107633) as filed with the Securities and Exchange Commission on August 4, 2003).

4.7	Indenture, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deusche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.8	Registration Rights Agreement, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.9	Form of Global 1.875% Convertible Subordinated Note due 2024 (included in Exhibit 4.7).

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

10.14

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s

Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.24	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.25	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.33	Manufacturing Services and Supply Agreement between the Company and Celestica Corporation dated as of November 1, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s form 10-K as filed with the Securities and Exchange Commission on February 24, 2003.)**

10.34	Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 5, 2002).*

10.35	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 5, 2002).*

10.36	Manufacturing Services and Supply Agreement between the Company and Venture Corporation Limited dated as of January 13, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2003).**

10.37	Repair Services Agreement between the Company and VM Services, Inc. dated June 26, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2003)**

10.39	Change in Control Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.40	Change in Control Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.41	Change in Control Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.42	Severance Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.43	Severance Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.44	Severance Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.45	Letter Agreement regarding Change of Control Benefits between the Company and Robert Legendre dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q as filed with the Securities Exchange Commission on August 13, 2004).*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended December 28, 2003 as filed with the Securities and Exchange Commission on February 13, 2004.)

21.1	Subsidiaries of the registrant.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (included in signature page.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 9th day of March 2005.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ RONALD J. BUSCHUR
Ronald J. Buschur
President and Chief Executive Officer

We, the undersigned directors and officers of Powerwave Technologies, Inc., do hereby constitute and appoint Ronald J. Buschur and Kevin T. Michaels as our true and lawful attorney-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/S/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2005

/S/ KEVIN T. MICHAELS Kevin T. Michaels	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2005

/S/ BRUCE C. EDWARDS Bruce C. Edwards	Chairman of the Board of Directors	March 9, 2005

/S/ JOHN L. CLENDENIN John L. Clendenin	Director	March 9, 2005

/S/ DANIEL A. ARTUSI Daniel A. Artusi	Director	March 9, 2005

/S/ MIKAEL GOTTSCHLICH Mikael Gottschlich	Director	March 9, 2005

/S/ DAVID L. GEORGE David. L. George	Director	March 9, 2005

/S/ EUGENE L. GODA Eugene L. Goda	Director	March 9, 2005

/S/ CARL W. NEUN Carl W. Neun	Director	March 9, 2005

/S/ ANDREW J. SUKAWATY Andrew J. Sukawaty	Director	March 9, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Balance Acquired from LGP Allgon	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended January 2, 2005:
Allowance for doubtful accounts and sales returns	$2,332	$4,025	$822	$(870)	$6,309
Allowance for excess and obsolete inventory	$8,586	$18,467	$2,249	$(13,633)	$15,669

Year ended December 28, 2003:
Allowance for doubtful accounts and sales returns	$2,505	—	$2,004	$(2,177)	$2,332
Allowance for excess and obsolete inventory	$8,998	—	$3,308	$(3,720)	$8,586

Year ended December 29, 2002:
Allowance for doubtful accounts and sales returns	$3,143	—	$3,967	$(4,605)	$2,505
Allowance for excess and obsolete inventory	$11,114	—	$5,797	$(7,913)	$8,998