Form 10-K/A
period 2005-01-02
POWERWAVE TECHNOLOGIES INC
filed 2005-04-08
CIK 1023362

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

Documents Incorporated By Reference

None.

POWERWAVE TECHNOLOGIES, INC.

EXPLANATORY NOTE

Powerwave Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to include the information required by Part III of Form 10-K and to correct certain portions of Part II of Form 10-K described below:

•	In “Consolidated Balance Sheets” under Part II, Item 8, “Financial Statements and Supplementary Data,” there was a typographical error relating to the number of authorized shares of Common Stock. The number of shares of authorized Common Stock reported was 135,000,000 and such number should be 250,000,000.

•	In “Note 9. Restructuring and Impairment Charges” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data,” there were typographical errors in the summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the year ended January 2, 2005, resulting in misclassifications of amounts within the lines “amounts accrued in purchase accounting,” “amounts paid/incurred” and “effect of exchange rates.”

The typographical errors had no impact on the consolidated financial statements of the Company included in Part II, Item 8, “Financial Statements and Supplementary Data” or any other information in the Company’s Form 10-K as originally filed. Set forth below is the corrected version of Part II, Item 8, “Financial Statements and Supplementary Data.”

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 10, 2005

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 2, 2005	December 28, 2003
ASSETS

Current assets:
Cash and cash equivalents	$147,451	$179,853
Restricted cash	6,815	600
Short-term investments	135,200	80,075
Accounts receivable, net of allowance for sales returns and doubtful accounts of $6,309 and $2,332 at January 2, 2005 and December 28, 2003, respectively	133,060	56,278
Inventories	65,819	15,187
Prepaid expenses and other current assets	22,613	6,413
Deferred tax assets	3,698	6,940

Total current assets	514,656	345,346

Property, plant and equipment, net	146,430	67,975
Intangible assets, net	65,366	190
Goodwill	277,223	3,439
Deferred tax assets	—	35,990
Other non-current assets	17,096	13,317

TOTAL ASSETS	$1,020,771	$466,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$79,534	$48,942
Accrued payroll and employee benefits	19,770	3,203
Accrued income taxes	14,332	2,374
Accrued restructuring	17,354	20
Accrued expenses and other current liabilities	39,534	10,562

Total current liabilities	170,524	65,101

Long-term debt	330,000	130,000
Deferred tax liabilities	4,344	—
Other non-current liabilities	291	119

Total liabilities	505,159	195,220

Commitments and contingencies (Notes 14 and 15)	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000 shares authorized, 99,411 shares issued and outstanding at January 2, 2005; and 135,000 shares authorized, 63,257 shares issued and outstanding at December 28, 2003	485,318	225,651
Accumulated other comprehensive income (loss)	57,029	(1)
Retained earnings (accumulated deficit)	(26,735)	45,387

Total shareholders’ equity	515,612	271,037

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,020,771	$466,257

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

Note 5. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the years ended January 2, 2005 and December 28, 2003 are as follows:

	Telecom	Contract Manufacturing	Total
Balance, December 29, 2002	$4,852	$—	$4,852
Impairment charge	(4,852)	—	(4,852)
Goodwill from acquisition of Ericsson Amplifier Technologies	3,439	—	3,439

Balance, December 28, 2003	3,439	—	3,439
Goodwill from acquisition of LGP Allgon	218,275	18,980	237,255
Effect of foreign exchange rate changes	33,606	2,923	36,529

Balance, January 2, 2005	$255,320	$21,903	$277,223

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

Future Amortization expense is expected to be $14.8 million, $13.7 million, $13.2 million, $12.9 million, $8.1 million and $1.9 million in fiscal years 2005, 2006, 2007, 2008, 2009 and 2010, respectively.

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

Note 9. Restructuring and Impairment Charges

Integration with LGP Allgon

In connection with Powerwave’s acquisition of LGP Allgon during the second quarter of fiscal 2004, the Company formulated and began to implement its plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, Powerwave recorded a restructuring charge related to its legacy operations of approximately $2.6 million during fiscal 2004 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This amount included approximately $2.2 million in connection with workforce reductions of approximately 118 employees at various Powerwave operating locations and $0.4 million in connection with certain impaired equipment. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales and approximately $2.1 million was recorded in operating expenses. In addition, the Company recognized $22.9 million as liabilities or additional asset fair value adjustments in connection with the LGP Allgon acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill. Implementation of the Company’s restructuring and integration plan is underway and additional actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. Integration activities related to such plan are currently expected to continue through the second quarter of fiscal 2005.

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

A summary of the activity that affected the Company’s restructuring and impair charges and accrued restructuring liability for the years ended December 28, 2003 and January 2, 2005 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Goodwill & Intangible Write-downs	Other	Total
Balance at December 29, 2002	$—	$—	$—	$—	$—
Amounts expensed	4,550	2,982	7,927	—	15,459
Amounts paid/incurred	(4,530)	(2,982)	(7,927)	—	(15,439)

Balance at December 28, 2003	20	—	—	—	20
Amounts assumed from LGP Allgon	464	3,348	—	863	4,675
Amounts accrued in purchase accounting	14,067	2,788	—	1,348	18,203
Amounts expensed	2,151	458	—	—	2,609
Amounts paid/incurred	(5,540)	(4,111)	—	(1,679)	(11,330)
Effect of exchange rates	1,592	1,518	—	67	3,177

Balance at January 2, 2005	$12,754	$4,001	$—	$599	$17,354

The accrued restructuring liability at January 2, 2005 for workforce reduction is expected to be paid during fiscal year 2005 and the liability for facility closures is expected to be paid over the remaining lease term which ends in 2011.

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

As of January 2, 2005, Powerwave had combined federal and state operating loss carry-forwards of approximately $90.1 million and $97.6 million, respectively, that expire from 2021 to 2024 and foreign operating loss carry-forwards of $18.2 million with no expiration date. The Company also had federal and California tax credit carry-forwards of $3.6 million and $6.9 million, respectively. The federal tax credits will begin to expire in 2021 and the California tax credits will begin to expire in 2006.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $4.3 million and $0.8 million at January 2, 2005 and December 28, 2003, respectively. The Company has provided for the estimated residual U.S. tax on the portion of these earnings, that may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes, less applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation.

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

In connection with the acquisition, the Company formulated and implemented a plan to restructure and integrate the operations of the combined companies. Pursuant to such plan, the Company recognized $22.9 million as liabilities or asset write-downs in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs were included in the allocation of the purchase consideration in accordance with SFAS No. 141, Business Combinations and EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Implementation of the restructuring and integration plan is underway and additional actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. The restructuring and integration plan is expected to be finalized by the end of the first quarter of fiscal 2005, at which time any additional charges will be recorded as an adjustment to goodwill. Integration activities related to such plan are currently expected to continue through the second quarter of fiscal 2005. See “Note 9. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

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

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the LGP Allgon acquisition:

Assets:
Cash	$11,744
Restricted cash	5,364
Accounts receivable	66,269
Inventories	36,609
Prepaid assets and other current assets	11,266
Property, plant and equipment	81,726
Identifiable intangible assets	66,686
Goodwill	237,255
Other non-current assets	3,893

Total assets:	520,812

Liabilities:
Accounts payable	(45,668)
Accrued liabilities and other current liabilities	(60,064)
Income taxes, net	(3,006)
Debt	(27,789)
Other non-current liabilities	(183)

Total liabilities	(136,710)

In process research and development	23,450

Total purchase price	$407,552

The amount allocated to identifiable intangible assets consists of the following:

	Amount	Weighted – Average Life
Patents and developed technology	$30,970	5 years
Customer – related assets	35,034	5 years
Trademarks	682	Indefinite - lived

Total identifiable intangible assets	$66,686

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

As of January 2, 2005, approximately 27% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during fiscal 2004. The inability to collect outstanding receivables from the customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The following table reflects the geographic area of Powerwave’s long-lived assets:

	Fiscal Years Ended
Geographic Area	January 2, 2005	December 28, 2003
United States	$75,487	$120,911
Europe, primarily Sweden	426,686	—
Asia and other international	3,942	—

Total	$506,115	$120,911

QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarters Ended
	April 4, 2004	July 4, 2004(1)		October 3, 2004(1)	January 2, 2005(1)
Fiscal 2004:
Net sales	$63,224	$115,981		$138,291	$156,418
Gross profit	$10,774	$22,276		$34,747	$38,124
Operating income (loss)	$(5,657)	$(30,190	)(2)	$3,435	$5,485
Net income (loss)	$(3,263)	$(30,162	)(2)	$2,799	$(41,496	)(3)

Basic earnings (loss) per share	$(0.05)	$(0.33)		$0.03	$(0.41)
Diluted earnings (loss) per share	$(0.05)	$(0.33)		$0.03	$(0.41)
Basic weighted average common shares	63,393	91,664		104,343	101,448
Diluted weighted average common shares	63,393	91,664		104,837	101,448

	Quarters Ended
	March 30, 2003	June 29, 2003		September 28, 2003	December 28, 2003
Fiscal 2003:
Net sales	$52,154	$51,509		$63,158	$72,248
Gross profit	$3,785	$(7,121)		$6,409	$13,142
Operating loss	$(17,264)	$(25,060)		$(10,819)	$(2,681)
Net loss	$(10,568)	$(15,237)		$(5,666)	$(1,388)

Basic loss per share	$(0.16)	$(0.23)		$(0.09)	$(0.02)
Diluted loss per share	$(0.16)	$(0.23)		$(0.09)	$(0.02)
Basic weighted average common shares	65,877	65,976		63,639	63,174
Diluted weighted average common shares	65,877	65,976		63,639	63,174

(1)	Financial results include LGP Allgon beginning May 2004.
(2)	Operating income (loss) and net income (loss) for the quarter ended July 4, 2004 include a non-cash charge of $23.5 million for in-process research and development acquired in the LGP Allgon acquisition. See “Note 17. Acquisition” of the preceding “Notes to Consolidated Financial Statements.”
(3)	Net income (loss) for the quarter ended January 2, 2005 includes a non-cash charge of $45.0 million related to the establishment of a full valuation allowance against Powerwave’s net U.S. deferred tax asset. See “Note 16. Income Taxes” of the preceding “Notes to Consolidated Financial Statements.”

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

Robert J. Legendre, 47, joined the Company in July 2002, as Vice President of Supply Chain Management and Operations. Mr. Legendre was named President of the Americas and Asia business unit in May 2004 following the completion of the exchange offer for all of the shares of LGP Allgon. Prior to joining the Company, Mr. Legendre was Vice President of Global Supply Chain Management and Operations for InFocus Corp., a manufacturer of video projectors from June 2001 to July 2002. From May 2000 to May 2001, Mr. Legendre was Vice President of Worldwide Materials at Pemstar Corporation, a supplier of engineering, product design and automation and test services. From October 1996 to April 2000, Mr. Legendre was Vice President and Managing Director of Operations for Western Digital’s disk drive manufacturing operations in Singapore.

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

Audit Committee and Audit Committee Financial Expert

The Company has a standing Audit Committee and the current members of this committee are David L. George, Eugene L. Goda, and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the Nasdaq marketplace rules. The Company’s Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 401(h) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership with the Securities and Exchange Commission (“SEC”) and Nasdaq. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal 2004, except that each of the following directors, Mikael Gottschlich, Daniel Artusi, Carl Neun, Andrew Sukawaty, Eugene Goda, David George and John Clendenin inadvertently filed a Form 4 late to report a director option grant in December 2004.

Code of Ethics

The Company has adopted a “code of ethics” as defined in Item 406(b) of SEC Regulation S-K that applies to all employees of the Company, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This code of ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of our Code of Business Conduct and Ethics Policy is attached as Exhibit 14 to the Company’s Form 10-K for the year ended December 28, 2003 that was filed with the SEC on February 13, 2004. A copy of our Code of Business Conduct and Ethics Policy is also posted on our website at www.powerwave.com and is available upon written request.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report on Executive Compensation

Powerwave’s compensation policies applicable to its executive officers are administered by the Compensation Committee of the Board of Directors. The Compensation Committee’s members consist of directors who are independent from the executive officers or management of the Company. Powerwave’s executive compensation programs are designed to attract, motivate and retain the executive talent needed to optimize shareholder value. The programs are designed to enhance shareholder value by aligning the financial interests of the executive officers of the Company with those of our shareholders.

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

Base Salary

Salaries paid to executive officers (including the Chief Executive Officer) are reviewed annually by the Compensation Committee and proposed adjustments are based upon an assessment of the nature of the position, the individual’s contribution to corporate goals, experience and tenure of the executive officer, comparable market salary data, growth in the Company’s size and complexity, and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries.

Annual Management Bonus

Powerwave maintains a cash bonus plan for executive officers of the Company. The bonus plan is intended to provide incentives to executive officers of the Company in the form of cash bonus payments for achieving certain objective performance goals based on annual and quarterly revenue and earnings per share targets. The performance targets are established at the beginning of a fiscal year on the basis of an annual budget and are approved by the Compensation Committee of the Board of Directors. Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary. The annual target bonus amount for the executives range from 30% to 100% of annual base salary and these target percentages are approved by the Compensation Committee of the Board of Directors. With respect to fiscal 2005, if the objective performance criteria are fulfilled for a quarter of fiscal 2005, each executive officer will receive up to 20% of his or her annual target bonus amount. In the fourth quarter of 2005, an executive officer may receive an additional 20% of the annual target bonus amount (bringing the total for the fourth quarter of 2005 to 40% of the annual target bonus amount) based on individual subjective performance criteria. The individual performance targets are established at the beginning of a fiscal year and these targets are designed to further Powerwave’s corporate goals. Payment of these quarterly bonuses is dependent on the Company achieving specific revenue and earnings per share targets for each fiscal quarter of fiscal 2005 and no amounts attributable to individual performance are paid unless the Company first achieves the Company performance targets for the fiscal year.

On February 10, 2005, the Compensation Committee of the Board of Directors of Powerwave awarded discretionary cash bonuses of $29,100 to Bruce C. Edwards, Chief Executive Officer, $17,000 to Ronald J. Buschur, President and Chief Operating Officer, $13,601 to Kevin T. Michaels, Senior Vice President Finance, Chief Financial Officer, $13,001 to Robert J. Legendre, President, Americas and Asia Business Unit, and $7,844 to Johan H. Ek, President, European Business Unit. In addition, the Compensation Committee awarded Mr. Michaels an additional $5,000 in January 2004 in recognition of his efforts related to the LGP Allgon acquisition.

Stock Options

Stock options are designed to align the interests of executives with those of the shareholders. Stock option grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance, or as an incentive for continued service with Powerwave as well as continued superior performance. For executive officers, the Chairman of the Board of Directors or the Chief Executive Officer recommends the number of options to be granted within a range associated with the individual executive’s salary level, and presents this to the Compensation Committee and the entire Board of Directors for their review and approval. The Compensation Committee takes into account the total compensation offered to its executives when considering the number of options awarded. The Chief Executive Officer and the Chief Financial Officer comprise the members of the Company’s Option Committee, and are empowered by the Board of Directors and the Compensation Committee to grant options to non-officer employees of the Company up to a grant amount of 20,000 shares per employee. All grants for employees of the Company in excess of this amount are submitted to the Compensation Committee or the Board of Directors for approval. All grants for executive officers of Powerwave are submitted to both the Compensation Committee and the entire Board of Directors for approval. In fiscal 2004, Mr. Buschur, Mr. Michaels and Mr. Legendre each received an option grant as an incentive for continued service to the Company and Mr. Ek received an option grant when he was named President of the Company’s European Business Unit upon the closing of the LGP Allgon acquisition. See “Executive Officers—Option Grants In Fiscal 2004” below.

CEO Compensation

The principal components of compensation for the Chief Executive Officer for fiscal 2004 included base salary and a bonus. The Compensation Committee increased Mr. Edwards’ base salary from $440,000 to $485,000, effective October 1, 2004, based on an assessment of the nature of his position, comparable market salary, contribution to corporate goals, and experience with Powerwave. Mr. Edwards was paid a cash bonus of $29,100 in February 2005 for recognition of the Company’s performance in the fourth quarter of fiscal 2004. In fiscal 2004, Mr. Edwards was not granted any options to purchase shares of Powerwave’s Common Stock.

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

Members of the Compensation Committee:

Andrew J. Sukawaty—Chairman of the Compensation Committee

Daniel A. Artusi

John L. Clendenin

Compensation Committee Interlocks and Insider Participation

During fiscal 2004, all of the members of the Compensation Committee consisted of independent directors and none of the members of the Compensation Committee served as an employee of the Company.

Compensation of Executive Officers

The following sets forth certain information regarding Powerwave’s executive officers:

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to the Company in all capacities during the past three fiscal years to the Company’s Chief Executive Officer and to each of the four additional executive officers whose salary and bonus exceeded $100,000 (the “Named Executive Officers.”)

Summary Compensation Table
Name and Principal Position	Fiscal Year	Annual Compensation							Long-term Compensation Awards – Options	All Other Compensation
		Salary		Bonus		Other
Bruce C. Edwards Chief Executive Officer (1)	2004 2003 2002	$ $ $	459,884 438,077 416,539	$ $ $	29,100 — 100,800	$ $ $	28,820 29,818 24,191	(2) (2) (2)	— — 400,000	$ $ $	— — —

Ronald J. Buschur President and Chief Operating Officer (1) (3)	2004 2003 2002	$ $ $	431,254 395,238 348,462	$ $ $	17,000 — 56,000	$ $ $	22,617 18,430 5,910	(4) (4) (4)	200,000 200,000 100,000	$ $ $	— 6,972 101,797	(5) (6)

Kevin T. Michaels Senior Vice President, Finance, Chief Financial Officer and Secretary	2004 2003 2002	$ $ $	343,481 297,619 274,231	$ $ $	18,601 — 44,000	$ $ $	29,978 28,605 22,060	(7) (7) (7)	200,000 75,000 75,000	$ $ $	— — —

Robert J. Legendre President, Americas and Asia Business Unit (8)	2004		$327,425		$13,001		$30,643	(9)	200,000		$—

Johan H. Ek President, European Business Unit (10)	2004		$194,544		$17,055		$48,555	(11)	150,000		$—

(1)	In February 2005, Mr. Edwards became Executive Chairman of the Board and Mr. Buschur became Chief Executive Officer. Mr. Edwards was also President of the Company through May 2004 at which time Mr. Buschur became President.
(2)	Includes $6,204, $11,388 and $11,477 of 401(k) matching contributions, and $22,616, $18,430 and $12,714 of insurance premium payments during fiscal years 2004, 2003 and 2002, respectively.
(3)	In May 2004, Mr. Buschur became President, in addition to Chief Operating Officer of the Company. In February 2005, Mr. Buschur became Chief Executive Officer of the Company.
(4)	Includes of $22,617, $18,430 and $5,910 of insurance premium payments during fiscal years 2004, 2003 and 2002, respectively.
(5)	Consists of $6,972 of reimbursement related to costs associated with Mr. Buschur’s relocation to Southern California.
(6)	Consists of $101,797 of reimbursement related to costs associated with Mr. Buschur’s relocation to Southern California.
(7)	Includes $7,361, $10,175 and $9,346 of 401(k) matching contributions, and $22,617, $18,430 and $12,714 of insurance premium payments during fiscal years 2004, 2003 and 2002, respectively.
(8)	In May 2004, Mr. Legendre became President of the Company’s Americas and Asia Business Unit.
(9)	Includes $8,027 of 401(k) matching contributions, and $22,616 of insurance premium payments during fiscal year 2004.
(10)	In May 2004, Mr. Ek became President of the Company’s European Business Unit.
(11)	Includes $40,441 of pension contributions, and $8,114 of insurance premium and other benefit payments during fiscal year 2004.

Option Grants in Fiscal 2004

The following table sets forth certain information concerning grants of options to each of Powerwave’s Named Executive Officers during the fiscal year ended January 2, 2005. In addition, in accordance with the rules and regulations of the SEC, the following table sets forth the hypothetical gains that would exist for the options based on the assumption that the stock price were to appreciate annually by 5% and 10%, respectively. These rates do not represent Powerwave’s estimate or projection of future Common Stock prices and no assurance can be given that the share price will appreciate at the rates shown in the table.

			Option Grants During Fiscal 2004
Name	Number of Securities Underlying Options Granted		% of Total Options Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)(2)	Expiration Date(3)	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
						5%		10%
Bruce C. Edwards	—		—	—	—	—		—
Ronald J. Buschur	200,000	(4)	12.5%	$5.01	07/21/2014	$630,152	(5)	$1,596,930	(5)
Kevin T. Michaels	200,000	(4)	12.5%	$5.01	07/21/2014	$630,152	(5)	$1,596,930	(5)
Robert J. Legendre	200,000	(4)	12.5%	$5.01	07/21/2014	$630,152	(5)	$1,596,930	(5)
Johan H. Ek	150,000	(6)	9.4%	$6.98	05/03/2014	$658,453	(7)	$1,668,648	(7)

(1)	Options to purchase an aggregate of 1,602,500 shares of Common Stock were granted to employees, including the Named Executive Officers, during the fiscal year ended January 2, 2005.
(2)	The exercise price of each option is equal to the fair market value of Common Stock on the date of the grant.
(3)	Options granted have a term of 10 years, subject to earlier termination in certain events related to termination of employment.
(4)	Subject to continued employment with the Company, the options become exercisable beginning on July 21, 2005.
(5)	The amount assumes a Common Stock price of $8.16 at 5% appreciation and $12.99 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.
(6)	Subject to continued employment with the Company, the options become exercisable beginning on May 3, 2005.
(7)	The amount assumes a Common Stock price of $11.37 at 5% appreciation and $18.10 at 10% appreciation. There is no guarantee that the Common Stock price will actually appreciate to these levels.

Aggregated Option Exercises and Values for Fiscal 2004

The following table sets forth certain information concerning the exercise of options by each of Powerwave’s Named Executive Officers during fiscal 2004, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of January 2, 2005. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of Powerwave’s Common Stock.

Aggregated Option Exercises During Fiscal 2004 and Option Values at January 2, 2005
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at 01/02/05		Value of Unexercised In-the- Money Options at 01/02/05(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	191,666	158,334	$588,415	$486,085
Ronald J. Buschur	—	$—	468,749	431,251	$296,893	$1,086,107
Kevin T. Michaels	—	$—	312,687	282,813	$781,917	$886,611
Robert J. Legendre	—	$—	94,375	300,625	$169,613	$883,488
Johan H. Ek	—	$—	—	150,000	$—	$225,000

(1)	In accordance with the SEC’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value per share is deemed to be $8.48, Powerwave’s closing Common Stock price reported by Nasdaq on December 31, 2004, the last trading day of fiscal year 2004.

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

Effective August 2003, Powerwave entered into a Change in Control Agreement with Robert Legendre which provides that if in anticipation of, or within twelve months following, a “change in control” of Powerwave, Mr. Legendre’s employment is terminated without “cause” or if Mr. Legendre voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to 1.5 times his annual salary plus his target bonus for the year in which the termination occurs; and (ii) continued health coverage for a period of eighteen months.

In January 2005, Powerwave Technologies Sweden AB signed an employment agreement with Johan H. Ek, effective May 2004, under which Mr. Ek is employed as President of Powerwave’s European Business Unit. The agreement provides for a base salary of 1,852,000 SEK ($254,396 based on the SEK/USD exchange rate of 7.28 SEK to $1.00). If the agreement is terminated by Powerwave without cause, Mr. Ek is entitled to receive six months of notice or to receive his full pay and benefits during the notice period. In addition, Mr. Ek will receive a lump sump payment equal to 12 months of base salary, payable at the end of the notice period. If Mr. Ek’s employment is terminated within 12 months following a change of control or if Mr. Ek resigns for good reason following a change of control, Mr. Ek is entitled to receive six months of notice and a severance payment equal to 12 months of base salary, plus his target bonus for the year in which the termination occurs.

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

Compensation of Directors

Base Compensation

For fiscal 2004, Powerwave’s non-employee directors received a retainer fee of $20,000 per year, payable in quarterly installments, $1,000 for each Board meeting attended (including phone meetings where resolutions were taken) and $1,000 for each Committee meeting attended (including phone meetings where resolutions were taken). The non-executive Chairman received an additional retainer fee of $20,000 for fiscal 2004 payable in quarterly installments. Directors of the Company who are also employees received no additional compensation for their services as a director.

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

On December 6, 2004, Messrs. Clendenin, Artusi, George, Goda, Neun, Sukawaty and Gottschlich were each granted an option to purchase 10,000 shares of Common Stock at an exercise price of $8.47 per share under the Director Plan in connection with their annual membership on the Board. In addition, Mr. Gottschlich received an option grant for 30,000 shares when he became a member of the Board of Directors upon the closing of the LGP Allgon acquisition in May 2004.

Corporate Governance Policies and Practices

The following is a summary of the Company’s corporate governance policies and practices:

•	All members of the Board of Directors are independent directors, as defined by Nasdaq, excluding the Chief Executive Officer and the Executive Chairman of the Board. Independent directors do not receive consulting, legal or other fees from Powerwave other than Board of Directors and Committee compensation.

•	The independent directors of the Board of Directors meet regularly without the presence of management.

•	All of our employees, officers and directors are subject to Powerwave’s Code of Business Conduct and Ethics Policy. The ethics policy meets the requirements of Nasdaq, as well as the code of ethics requirements of the SEC.

•	Directors stand for reelection every year.

•	The Board of Director’s current policy is to separate the roles of Executive Chairman of the Board and Chief Executive Officer.

•	The Audit and Compensation Committees consist entirely of independent directors.

•	At least annually, the Board of Directors review Powerwave’s business initiatives, capital projects and budget matters.

•	The Audit Committee reviews and approves all related-party transactions, if any.

•	As part of our Code of Business Conduct and Ethics Policy, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. The Audit Committee receives directly, without management participation, all hotline activity reports, including complaints on accounting, internal controls or auditing matters.

Stock Performance Graph

The following graph compares the cumulative total shareholder returns for Powerwave’s Common Stock with the cumulative total return of the S & P 500 Index and the S & P Communications Equipment Index. The presentation assumes $100 invested on January 2, 2000 in Powerwave’s Common Stock, the S & P 500 Index and the S & P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on Powerwave’s Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2000	$301	$91	$44
2001	$93	$80	$16
2002	$27	$62	$7
2003	$40	$80	$12
2004	$44	$89	$13

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of February 28, 2005, except as otherwise noted, by persons who are directors, executive officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percentage of Shares Outstanding(2)
FMR Corp. 82 Devonshire Street Boston, MA 02109	7,651,059	(3)	7.7
Mikael R. Gottschlich	2,640,000		2.7
Bruce C. Edwards	977,291	(4)	1.0
Ronald J. Buschur	524,999	(5)	*
Kevin T. Michaels	327,869	(6)	*
John L. Clendenin	149,000	(7)	*
Carl W. Neun	5,800	(8)	*
Johan H. Ek	88,000		*
Robert J. Legendre	110,625	(9)	*
David L. George	40,625	(10)	*
Eugene L. Goda	35,000	(11)	*
Andrew J. Sukawaty	20,000	(12)	*
Daniel A. Artusi	17,500	(13)	*
All Directors and Executive Officers as a Group (12 persons)	4,936,709	(14)	4.9

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of February 28, 2005, and shares of Common Stock subject to our outstanding 1.25% convertible notes due July 2008 and our outstanding 1.875% convertible notes due November 2024 currently convertible, or convertible within 60 days of February 28, 2005, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person. As of February 28, 2005, the Company had a total of 99,619,488 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.
(3)	Based on a Schedule 13G dated February 14, 2005, filed with the Securities and Exchange Commission by FMR Corp., which reflects ownership as of December 31, 2004. The Schedule 13G states that FMR Corp. has sole voting power to vote or direct the vote of 87,420 shares and sole dispositive power as to 7,651,059 shares.
(4)	Includes options exercisable for 216,666 shares within 60 days of February 28, 2005.
(5)	Consists of options exercisable for 524,999 shares within 60 days of February 28, 2005.

(6)	Includes options exercisable for 323,625 shares within 60 days of February 28, 2005.
(7)	Includes options exercisable for 65,000 shares within 60 days of February 28, 2005.
(8)	Includes options exercisable for 5,000 shares within 60 days of February 28, 2005.
(9)	Consists of options exercisable for 110,625 shares within 60 days of February 28, 2005.
(10)	Includes options exercisable for 5,000 shares within 60 days of February 28, 2005.
(11)	Includes options exercisable for 5,000 shares within 60 days of February 28, 2005.
(12)	Includes options exercisable for 5,000 shares within 60 days of February 28, 2005.
(13)	Consists of options exercisable for 17,500 shares within 60 days of February 28, 2005.
(14)	Includes options exercisable for 1,278,415 shares within 60 days of February 28, 2005 (see footnotes 4 -14).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock option plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock option plans. The following table provides summary information as of January 2, 2005 for all of our stock option plans:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, Deloitte & Touche LLP and their affiliates (“Deloitte & Touche”), potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended January 2, 2005 and December 28, 2003:

	Fiscal Years Ended
	January 2, 2005	December 28, 2003
Audit Fees (1)
Audits of financial statements and statutory accounts	$390,651	$265,925
Audit of internal controls over financial reporting	216,532	—

Total audit fees	607,183	265,925

Audit-Related Fees (2)
Registration statements	511,868	639,406

Total audit-related fees	511,868	639,406

Tax Fees (3)
Tax compliance	54,588	34,500
Other tax consulting	1,490	15,148

Total tax fees	56,078	49,648

Total Fees	$1,175,129	$954,979

(1)	Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2004 and 2003, for the audit of Powerwave’s internal controls over financial reporting for fiscal 2004, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2004 and 2003.
(2)	Includes fees for professional services rendered in fiscal 2004 and 2003, in connection with statutory or regulatory filings and SEC registration statements, primarily related to the Company’s acquisition of LGP Allgon and the Company’s 2003 convertible debt offering.
(3)	Includes fees for professional services rendered in fiscal 2004 and 2003, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 1.

Exhibit Number	Description
23.1	Independent Auditors’ Consent.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 8th day of April 2005.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
* Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	April 8, 2005

* Kevin T. Michaels	Senior Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	April 8, 2005

* Bruce C. Edwards	Chairman of the Board of Directors	April 8, 2005

* John L. Clendenin	Director	April 8, 2005

* Daniel A. Artusi	Director	April 8, 2005

* Mikael Gottschlich	Director	April 8, 2005

* David. L. George	Director	April 8, 2005

* Eugene L. Goda	Director	April 8, 2005

* Carl W. Neun	Director	April 8, 2005

* Andrew J. Sukawaty	Director	April 8, 2005

*By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels (Attorney-in-Fact)