Form 10-Q
period 2005-04-03
POWERWAVE TECHNOLOGIES INC
filed 2005-05-13
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐

As of May 6, 2005, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 99,681,780.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon businesses, the timing and cost to acquire the remaining outstanding common shares of LGP Allgon under compulsory acquisition proceedings, restructuring charges, the completion of integration activities related to LGP Allgon and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 3, 2005	January 2, 2005
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$268,721	$147,451
Restricted cash	6,930	6,815
Short-term investments	—	135,200
Accounts receivable, net of allowance for sales returns and doubtful accounts of $6,164 and $6,309 at April 3, 2005 and January 2, 2005, respectively	148,865	133,060
Inventories, net	61,225	65,819
Prepaid expenses and other current assets	20,039	26,311

Total current assets	505,780	514,656
Property, plant and equipment, net	140,290	146,430
Goodwill	270,135	277,223
Other non-current assets	73,200	82,462

TOTAL ASSETS	$989,405	$1,020,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,985	$79,534
Accrued expenses and other current liabilities	85,994	90,990

Total current liabilities	161,979	170,524
Long-term debt	330,000	330,000
Other non-current liabilities	3,830	4,635

Total liabilities	495,809	505,159

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 99,668 shares issued and outstanding at April 3, 2005 and 99,411 shares issued and outstanding at January 2, 2005	486,624	485,318
Accumulated other comprehensive income	28,337	57,029
Accumulated deficit	(21,365)	(26,735)

Total shareholders’ equity	493,596	515,612

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$989,405	$1,020,771

Note: January 2, 2005 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 3, 2005	April 4, 2004
Net sales	$162,179	$63,224
Cost of sales:
Cost of goods	119,036	52,402
Intangible asset amortization	1,921	48

Total cost of sales	120,957	52,450

Gross profit	41,222	10,774
Operating expenses:
Sales and marketing	9,495	3,547
Research and development	14,629	9,281
General and administrative	8,615	3,603
Intangible asset amortization	1,986	—
In-process research and development	350	—

Total operating expenses	35,075	16,431

Operating income (loss)	6,147	(5,657)
Other income, net	233	351

Income (loss) before income taxes	6,380	(5,306)
Provision for (benefit from) income taxes	1,009	(2,043)

Net income (loss)	$5,371	$(3,263)

Basic income (loss) per share	$0.05	$(0.05)

Diluted income (loss) per share	$0.05	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended
	April 3, 2005	April 4, 2004
Net income (loss)	$5,371	$(3,263)
Other comprehensive loss:
Foreign currency translation adjustments	(28,692)	(16)

Comprehensive loss	$(23,321)	$(3,279)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 3, 2005	April 4, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,371	$(3,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,540	3,846
In-process research and development charges	350	—
Provision for sales returns and doubtful accounts	322	178
Provision for excess and obsolete inventories	2,833	6
Deferred income taxes	(1,554)	(2,076)
Gain on disposal of property, plant and equipment	(278)	(37)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(19,906)	4,896
Inventories	269	(2,146)
Prepaid expenses and other current assets	7,091	995
Accounts payable	(2,141)	(11,730)
Accrued expenses and other current liabilities	(5,515)	(355)
Other non-current assets	(910)	(825)
Other non-current liabilities	(10)	—

Net cash used in operating activities	(2,538)	(10,511)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,985)	(1,248)
Restricted cash	(525)	—
Maturities of short-term investments	135,200	7,300
Proceeds from the sale of property, plant and equipment	304	233
Proceeds from sale of assets held for sale	4,260	—
Acquisition, net of cash acquired	(10,850)	—

Net cash provided by investing activities	122,404	6,285
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock – based compensation arrangements	1,306	1,352

Net cash provided by financing activities	1,306	1,352

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	98	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	121,270	(2,874)
CASH AND CASH EQUIVALENTS, beginning of period	147,451	179,853

CASH AND CASH EQUIVALENTS, end of period	$268,721	$176,979

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

The results of operations for the quarter ended April 3, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 1, 2006 (“fiscal 2005.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

During the second quarter of fiscal 2004, Powerwave completed its acquisition of LGP Allgon. Therefore, these condensed consolidated financial statements include the operations of LGP Allgon for the entire first quarter of fiscal year 2005, but such results are not included in the first quarter of fiscal year 2004.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, to account for its stock option and purchase plans. Powerwave only records compensation expense for stock-based awards granted with an exercise price below the market value of the Company’s stock at the grant date.

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2005 and 2004 were $2.42 per share and $3.97 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the quarters ended April 3, 2005 and April 4, 2004 would have approximated the pro forma amounts indicated below:

	Three Months Ended
	April 3, 2005	April 4, 2004
Net income (loss):
As reported	$5,371	$(3,263)
Deduct: Additional expense from fair value method, net of tax	(839)	(1,705)

Basic pro forma net income (loss)	4,532	(4,968)
Add: Interest expense of convertible debt, net of tax	1,511	—

Diluted pro forma net income (loss)	$6,043	$(4,968)

Basic income (loss) per share:
As reported	$0.05	$(0.05)
Pro forma	$0.05	$(0.08)
Diluted income (loss) per share:
As reported	$0.05	$(0.05)
Pro forma	$0.05	$(0.08)

The fair value of options granted under the Company’s stock incentive plans during the first three months of fiscal 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended
	April 3, 2005	April 4, 2004
Weighted average risk-free interest rate	3.61%	2.17%
Expected life (in years)	5.3	5.3
Expected stock volatility	50%	71%
Dividend yield	None	None

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). Under the provisions of FAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission approved a delay to the effective date of FAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. FAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after December 31, 2005 and to unvested options at the date of adoption.

Note	3. Inventories

Net inventories consist of the following:

	April 3, 2005	January 2, 2005
Parts and components	$27,302	$32,868
Work-in-process	3,795	2,183
Finished goods	30,128	30,768

Total inventories	$61,225	$65,819

Inventories are net of an allowance for excess and obsolete inventory of approximately $13.2 million and $15.7 million as of April 3, 2005 and January 2, 2005, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the quarter ended April 3, 2005 is as follows:

	Telecom	Contract Manufacturing	Total
Balance, January 2, 2005	$255,320	$21,903	$277,223
Goodwill from acquisitions	10,996	—	10,996
Effect of exchange rates	(16,637)	(1,447)	(18,084)

Balance, April 3, 2005	$249,679	$20,456	$270,135

Note 5. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our subordinated convertible notes. The components of other income, net, are as follows:

	Three Month Ended
	April 3, 2005	April 4, 2004
Interest income	$1,581	$730
Interest expense	(1,935)	(627)
Foreign currency gain, net	246	1
Other income, net	341	247

Total	$233	$351

Note 6. Restructuring and Impairment Charges

Integration with LGP Allgon

In connection with Powerwave’s acquisition of LGP Allgon during the second quarter of fiscal 2004, the Company formulated and began to implement its plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, Powerwave recorded a restructuring charge related to Powerwave’s legacy operations of approximately $2.6 million during fiscal 2004 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This amount included approximately $2.2 million in connection with workforce reductions of approximately 118 employees at various Powerwave operating locations and $0.4 million in connection with certain impaired equipment. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales and approximately $2.1 million was recorded in operating expenses. During the first quarter of fiscal 2005, the Company finalized its restructuring and integration plan with respect to the consolidation of LGP Allgon’s legacy operations and recorded an additional $6.2 million in restructuring costs related to additional workforce reductions and facility closures, bringing the total costs recognized as liabilities and additional asset fair value adjustments related to such restructuring and integration plan to $29.1 million. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Integration activities related to this restructuring plan are currently expected to continue through the second quarter of fiscal 2005.

A summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the year ended January 2, 2005 and the three months ended April 3, 2005 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at December 28, 2003	$20	$—	$—	$20
Amounts assumed from LGP Allgon	464	3,348	863	4,675
Amounts accrued in purchase accounting	14,067	2,788	1,348	18,203
Amounts expensed	2,151	458	—	2,609
Amounts paid/incurred	(5,540)	(4,111)	(1,679)	(11,330)
Effect of exchange rates	1,592	1,518	67	3,177

Balance at January 2, 2005	12,754	4,001	599	17,354
Amounts accrued in purchase accounting	6,148	—	—	6,148
Amounts paid/incurred	(4,077)	(231)	(392)	(4,700)
Effect of exchange rates	(810)	(33)	(30)	(873)

Balance at April 3, 2005	$14,015	$3,737	$177	$17,929

The accrued restructuring liability at April 3, 2005 for workforce reductions is expected to be paid during the remainder of fiscal year 2005 and the liability for facility closures is expected to be paid over the remaining lease term which ends in 2011.

Note 7. Income Taxes

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

Powerwave recorded an effective tax rate of 15.8% for the three months ended April 3, 2005. The rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that had a full valuation allowance; the impact of the distribution of earnings and losses in various tax jurisdictions; and the impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult for the Company to predict and manage its earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of April 3, 2005, Powerwave had a consolidated net deferred tax asset of approximately $3.6 million related to certain foreign jurisdictions. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits. During fiscal 2004, the Company recorded a full valuation allowance against its U.S. deferred tax assets due to its cumulative U.S. loss position and uncertainties involved in generating sufficient U.S. taxable income in the future.

Note 8. Acquisition

On February 9, 2005, the Company acquired certain assets and assumed certain liabilities of Kaval Wireless Technologies, Inc. (“Kaval”) for $10.8 million in cash. The Company has completed a preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management, with the assistance of independent valuation specialists. Such allocation includes $0.4 million to purchased in-process research and development that was expensed upon completion of the acquisition (as a charge not deductible for tax purposes) since the underlying products had not reached technological feasibility, successful development was uncertain and no future alternative uses existed. This preliminary purchase price allocation may change as certain independent valuations and the restructuring and integration plan are finalized. The results of operations of Kaval are included in Powerwave’s consolidated financial statements from

February 9, 2005 forward. The pro-forma effect of the acquisition is not material to the Company’s results of operations for fiscal 2005.

Note 9. Commitments and Contingencies

Powerwave is subject to various legal proceedings from time to time as part of its business. As of April 3, 2005, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the three months ended April 3, 2005 and April 4, 2004 are as follows:

	Three Months Ended
Description	April 3, 2005	April 4, 2004
Warranty reserve beginning balance	$10,164	$4,829
Reserve balances assumed in acquisition	50	—
Reductions for warranty costs incurred	(755)	(1,060)
Warranty accrual related to current period sales	598	493
Change in estimate related to previous warranty accruals	(534)	(176)
Effect of exchange rates	(358)	—

Warranty reserve ending balance	$9,165	$4,086

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of April 3, 2005 is included below:

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

Note 11. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Diluted earnings per share for the three months ended April 3, 2005 includes the add-back of interest expense (net of tax) associated with the assumed conversion of the Company’s outstanding convertible subordinated debt of approximately $1.5 million and the addition of approximately 31,654,462 shares. Potential common shares of 13,523,651 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three months ended April 4, 2004, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted income (loss) per share:

	Three Months Ended
	April 3, 2005	April 4, 2004
Basic:
Net income (loss)	$5,371	$(3,263)
Weighted average common shares	99,574	63,393
Basic income (loss) per share	$0.05	$(0.05)

Diluted:
Net income (loss)	$5,371	$(3,263)
Interest expense of convertible debt, net of tax	1,511	—

Net income, as adjusted	$6,882	$(3,263)

Weighted average common shares	99,574	63,393
Potential common shares	31,655	—

Weighted average common shares, as adjusted	131,229	63,393

Diluted income (loss) per share	$0.05	$(0.05)

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the three months ended April 3, 2005 and April 4, 2004, sales to customers that accounted for 10% or more of revenues for the quarter totaled $69.2 million and $41.6 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 17% and 54% of total revenues during such quarters, respectively. During the quarter ended April 3, 2005, sales to two additional customers accounted for approximately 14% and 12% of revenues, one of which also accounted for approximately 12% of revenues during the quarter ended April 4, 2004.

As of April 3, 2005, approximately 39% of total accounts receivable related to three customers that each accounted for 10% or more of Powerwave’s total revenue during the first three months of 2005. The inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 14. Segments and Geographic Data

As a result of its acquisition of LGP Allgon in fiscal 2004, Powerwave operates in two reportable business segments: “Wireless Communications” and “Contract Manufacturing”. Sales in the wireless communications segment are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. Sales in the contract manufacturing segment are derived primarily from the sale of advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. These two reportable segments are regularly evaluated by the Company’s executive management in deciding how to allocate resources and in assessing performance. The accounting policies for each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

The following schedule presents an analysis of certain financial information for these two business segments:

	Three Months Ended
	April 3, 2005	April 4, 2004
Net sales:
Wireless communications	$152,388	$63,224
Contract manufacturing	9,791	—

Total net sales	$162,179	$63,224

Operating income (loss):
Wireless communications	$5,098	$(5,657)
Contract manufacturing	1,049	—

Total operating income (loss)	$6,147	$(5,657)

	April 3, 2005	January 2, 2005
Total assets:
Wireless communications	$951,242	$982,519
Contract manufacturing	38,163	38,252

Total assets	$989,405	$1,020,771

Note 15. Pending Acquisition

On March 14, 2005, the Company signed a definitive agreement with REMEC, Inc. (“REMEC”), to acquire selected assets and liabilities of REMEC’s Wireless Systems business. The transaction is subject to the approval of REMEC’S shareholders, as well as customary closing conditions and certain regulatory approvals. Under the terms of the acquisition, Powerwave will issue 10 million shares of its Common Stock and pay $40 million in cash. The transaction is expected to close in the third quarter of fiscal 2005.

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

We also operate a contract manufacturing business under the tradename of “Arkivator” that was acquired as part of our purchase of LGP Allgon in the second quarter of fiscal 2004. This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 6% of our revenues for the three months ended April 3, 2005.

Historically, demand for wireless communications infrastructure equipment has fluctuated dramatically and there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of next generation equipment, as well as financial difficulties on the part of the wireless network operators who have been forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes have had a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has led to reductions in our revenues and contributed to our reported operating losses in previous years.

We believe that we have maintained our overall market share within the wireless communications infrastructure equipment market and have increased our market position through various acquisitions. We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator for our products.

During fiscal 2003, we focused on restructuring Powerwave to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry. During fiscal 2004, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously have operated independently, which was a complex, costly and time-consuming process. We continue to implement our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours and currently expect that such efforts will be completed by the second quarter of fiscal 2005. We believe LGP Allgon’s product offerings and customer relationships are highly complimentary with those of Powerwave and that this acquisition provides us with a strong position in the global wireless infrastructure market and improves our ability to provide more complete end-to-end solutions for our customers’ complex network requirements.

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

We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences within each taxing jurisdiction. During the fourth quarter of fiscal 2004, we recorded a non-cash charge of $45.0 million to establish a full valuation allowance against our U.S. deferred tax assets due to our U.S. cumulative loss position and the uncertainties involved in generating sufficient future U.S taxable income as the result of the increased global scope of our operations following the acquisition of LGP Allgon.

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

Accruals for Restructuring and Impairment Charges

In connection with our acquisition of LGP Allgon during fiscal year 2004, we recorded $2.6 million of restructuring and impairment charges related to our legacy operations. In addition, we also recognized $29.1 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to LGP Allgon’s operations. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended April 3, 2005 and April 4, 2004:

	Three Months Ended
	April 3, 2005	April 4, 2004
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	73.4	82.9
Intangible asset amortization	1.2	0.1

Total cost of sales	74.6	83.0

Gross profit	25.4	17.0
Operating expenses:
Sales and marketing	5.9	5.6
Research and development	9.0	14.7
General and administrative	5.3	5.7
Intangible asset amortization	1.2	—
In-process research and development	0.2	—

Total operating expenses	21.6	26.0

Operating income (loss)	3.8	(9.0)
Other income, net	0.1	0.6

Income (loss) before income taxes	3.9	(8.4)
Provision for (benefit from) income taxes	0.6	(3.2)

Net income (loss)	3.3%	(5.2)%

Three Months ended April 3, 2005 and April 4, 2004

Net Sales

Our sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. We also manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. The contract manufacturing business segment was acquired as part of our purchase of LGP Allgon in the second quarter of fiscal year 2004.

Sales increased by 157% to $162.2 million, for the quarter ended April 3, 2005, from $63.2 million, for the quarter ended April 4, 2004. This increase was primarily due to the impact of our acquisition of LGP Allgon during the second quarter of fiscal 2004. The following table presents an analysis of our net sales based upon business segment:

	Three Months Ended
Segment	April 3, 2005		April 4, 2004
Wireless communications	$152,388	94%	$63,224	100%
Contract manufacturing	9,791	6%	—	—%

Total net sales	$162,179	100%	$63,224	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Three Months Ended
Wireless Communications Product Group	April 3, 2005		April 4, 2004
Antenna systems	$43,164	28%	$—	—%
Base station systems	88,949	59%	63,224	100%
Coverage systems	20,275	13%	—	—%

Total	$152,388	100%	$63,224	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in all three product groups during the three months ended April 3, 2005 as compared to the three months ended April 4, 2004 is a result of our acquisition of LGP Allgon.

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

	Three Months Ended
Geographic Area	April 3, 2005		April 4, 2004
Americas	$48,520	30%	$31,789	50%
Asia Pacific	16,641	10%	12,252	20%
Europe	94,291	58%	19,183	30%
Other international	2,727	2%	—	0%

Total net sales	$162,179	100%	$63,224	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased in the first quarter of fiscal 2005 as compared to the first quarter of 2004, primarily as a result of our acquisition of LGP Allgon. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area.

For the quarter ended April 3, 2005, total sales to Nortel accounted for approximately 17% of sales and sales to Nokia and Cingular Wireless each accounted for 10% or more of sales for the quarter. For the quarter ended April 4, 2004, total sales to Nortel accounted for approximately 54% of sales and sales to Nokia accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel during the quarter ended April 3, 2005 is the result of our acquisition of LGP Allgon, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel. Notwithstanding the LGP Allgon acquisition, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As a result, our revenues could be significantly reduced if a large customer reduced its demand for our products.

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including deployments in the United States, Europe, Asia and South America. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have previously caused and may in the future cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	April 3, 2005		April 4, 2004
Net sales	$162,179	100.0%	$63,224	100.0%
Cost of sales:
Cost of sales	119,036	73.4%	52,402	82.9%
Intangible amortization	1,921	1.2%	48	0.1%

Total cost of sales	120,957	74.6%	52,450	83.0%

Gross profit	$41,222	25.4%	$10,774	17.0%

Our gross profit margins improved during the first quarter of fiscal 2005 due to the increased revenue and cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon, as well as cost reductions realized from the relocation and consolidation of certain manufacturing activities to lower cost locations in Asia. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisition of LGP Allgon.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. As an example, the average sales price for our radio frequency power amplifier products declined by between 2% and 23% from fiscal 2003 to fiscal 2004. In addition, we have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. We currently expect that pricing pressures will remain strong in our industry. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations.

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision following the acquisition of LGP Allgon to consolidate our worldwide manufacturing operations and our decision during 2003 to outsource the majority of our radio frequency power amplifier production to contract manufacturers in order to reduce our cost structure. However, we cannot guarantee that these cost reduction, outsourcing or our product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Additional Factors That May Affect Our Future Results—Our average sales prices have declined…; and —Our reliance on contract manufacturers exposes us to risks…”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	April 3, 2005		April 4, 2004
Sales and marketing	$9,495	5.9%	$3,547	5.6%
Research and development	14,629	9.0%	9,281	14.7%
General and administrative	8,615	5.3%	3,603	5.7%
Intangible amortization	1,986	1.2%	—	—%
In-process research and development	350	0.2%	—	—%

Total operating expenses	$35,075	21.6%	$16,431	26.0%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $5.9 million, or 167.7%, during the quarter ended April 3, 2005 as compared to the quarter ended April 4, 2004. The increase resulted primarily from our acquisition of LGP Allgon, which added over 50 additional people to our sales and marketing organizations, an increase of more than 125% over previous staffing levels, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $5.3 million, or 57.6%, during the quarter ended April 3, 2005 as compared to the quarter ended April 4, 2004. Approximately $6.4 million of this increase is a direct result of our acquisition of LGP Allgon, which significantly increased the number of people working in our research and development area as well as increased the number of product areas within which such work is undertaken in, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. This increase was partially offset by savings realized as part of our integration activities from personnel reductions and facility consolidations in the legacy Powerwave operations.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $5.0 million, or 139.1%, during the quarter ended April 3, 2005 as compared to the quarter ended April 4, 2004. This increase was primarily due to our acquisition of LGP Allgon, which added multiple operating locations and more than 100 people to our general and administrative functions, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

Amortization of customer-related intangibles, primarily from the LGP Allgon acquisition, amounted to $2.0 million for the first fiscal quarter of 2005, compared to no such charges in the first fiscal quarter of 2004. We also recorded a one-time charge of $0.4 million for purchased in-process research and development that was expensed upon completion of the Kaval acquisition. This charge related to certain product development activities at Kaval that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed at the time of the acquisition. No similar in-process research and development charges were recorded in the first quarter of fiscal 2004.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (dollars in thousands)
	April 3, 2005		April 4, 2004
Interest income	$1,581	1.0%	$730	1.2%
Interest expense	(1,935)	(1.2)%	(627)	(1.0)%
Foreign currency gain, net	246	0.2%	1	—%
Other income, net	341	0.2%	247	0.4%

Other income, net	$233	0.2%	$351	0.6%

Interest income increased by $0.8 million during the quarter ended April 3, 2005 primarily due to increased cash balances following the issuance of our 1.875% subordinated convertible notes in November 2004. This was offset by $1.3 million of additional interest expense during the quarter ended April 3, 2005 primarily due to the interest expense associated with such subordinated convertible notes.

Provision for (Benefit from) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that were fully reserved and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 15.8% during the quarter ended April 3, 2005 as compared to a tax benefit of 38.5% for the quarter ended April 4, 2004. Given the increased global scope of our combined operations after the LGP Allgon acquisition and the difficulty in predicting and managing our earnings in each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Three Months Ended (dollars in thousands)
	April 3, 2005	April 4, 2004
Operating income (loss)	$6,147	$(5,657)
Other income, net	233	351

Income (loss) before income taxes	6,380	(5,306)
Provision for (benefit from) income taxes	1,009	(2,043)

Net income (loss)	$5,371	$(3,263)

Our net income for the quarter ended April 3, 2005 of $5.4 million compared to a net loss of $3.3 million for the quarter ended April 4, 2004. The increase in net income during the first quarter of fiscal 2005 as compared to the first quarter of 2004 is primarily the result of increased revenue and realized cost synergies from our acquisition of LGP Allgon.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of April 3, 2005, we had working capital of $343.8 million, including $268.7 million in unrestricted cash and cash equivalents as compared to working capital of $276.4 million at April 4, 2004, which included $249.8 million in unrestricted cash, cash equivalents and short-term investments. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the quarters ended April 3, 2005 and April 4, 2004:

	Three Months Ended (dollars in thousands)
	April 3, 2005	April 4, 2004
Net cash provided by (used in):
Operating activities	$(2,538)	$(10,511)
Investing activities	122,404	6,285
Financing activities	1,306	1,352
Effect of foreign currency translation on cash and cash equivalents	98	—

Net increase (decrease) in cash and cash equivalents	$121,270	$(2,874)

Net cash used in operations during the three months ended April 3, 2005 was $2.5 million as compared to $10.5 million during the three months ended April 4, 2004. The decrease in cash used in operations during the first three months of 2005 is primarily due to our improved profitability in 2005, which was partially offset by higher accounts receivable related to our increased quarterly revenues.

Net cash provided by investing activities during the first quarters of fiscal 2005 and fiscal 2004 were $122.4 million and $6.3 million, respectively. The increase of $116.1 million primarily related to maturities of short-term investments of $135.2 million during the quarter ended April 3, 2005 as compared to $7.3 million during the quarter ended April 4, 2004. In addition, we generated $4.3 million in proceeds from the disposition of certain assets held for sale that were acquired in the LGP Allgon acquisition and spent $10.9 million for the Kaval acquisition during the first quarter of fiscal 2005. Total capital expenditures during the three months ended April 3, 2005 and April 4, 2004 were approximately $6.0 million and $1.3 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $20 million and $30 million, consisting of test and production equipment, as well as computer hardware and software primarily related to our planned implementation of Oracle, our new worldwide enterprise resource planning system.

The $1.3 million in net cash provided by financing activities during the three months ended April 3, 2005 and April 4, 2004 resulted from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan.

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

Financing Activities

We currently do not have a committed credit facility. We continue to evaluate our long-term financing needs and may decide in the future to negotiate a new credit agreement. However, we cannot guarantee that we will be able to establish a new credit agreement on terms acceptable to us. Currently, due to our cash balances, we do not require a credit line to finance our operations.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of April 3, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At April 3, 2005, we had $330.0 million of long-term debt, consisting of our outstanding 1.25% convertible subordinated notes due July 2008 and our 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 for additional information.

Capital Lease Obligations

Our current outstanding capital lease obligations of $0.03 million relate primarily to manufacturing and test equipment and are included as part of other current liabilities within our consolidated balance sheet.

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

We have initiated compulsory acquisition proceedings under Swedish law to acquire the remaining outstanding common shares of LGP Allgon that were not tendered in our exchange offer. We currently expect to pay approximately $6.4 million as additional purchase price related to such proceedings within the next twelve months.

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

As of April 3, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$10,750	$138,313	$256,250	$410,688
Capital lease obligations	25	—	—	—	25
Operating lease obligations	3,798	5,055	2,718	2,425	13,996
Purchase commitments with contract manufacturers	53,600	—	—	—	53,600
Other commitments	10,840	—	—	—	10,840
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$73,638	$15,805	$141,031	$258,675	$489,149

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Executive Chairman of the Board, Ronald J. Buschur, President and Chief Executive Officer; Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary; Johan H. Ek, President, European Business Unit; Robert J. Legendre, President, Americas and Asia Business Unit; and Gregory K. Gaines, Vice President, Sales and Marketing. See the “Compensation Committee Report On Executive Compensation” appearing in the Company’s Annual Proxy Statement for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the three months ended April 3, 2005, we granted options to purchase a total of 255,000 shares of Common Stock to employees. After deducting 181,098 shares for options forfeited, the result was net option grants of 73,902. Net option grants during the year represented 0.1% of our total outstanding common shares of 99,667,710 as of April 3, 2005. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Three Months Ended April 3, 2005	Year Ended January 2, 2005	Year Ended December 28, 2003
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.1%	0.2%	(0.5)%
Grants to executive officers during the period as a % of total options granted during the period	—	46.8%	18.0%
Grants to executive officers during the period as a % of total outstanding common shares	—	0.8%	0.4%
Cumulative options held by executive officers as a % of total options outstanding	27.8%	26.7%	16.1%

At April 3, 2005 a total of 1,636,001 options were available for grant under all of our option plans and a total of 244,191 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the three months ended April 3, 2005:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 2, 2005	8,949,251	$0.82 - $67.08	$10.90	5,555,606	$13.18
Granted	255,000	$6.85 - $ 8.13	$7.04
Exercised	(70,703)	$1.33 - $ 7.35	$5.90
Canceled	(181,098)	$5.41 - $44.56	$22.80

Balance at April 3, 2005	8,952,450	$0.82 - $67.08	$10.59	5,656,417	$12.70

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of April 3, 2005. For purposes of this table, in-the-money stock options are those options with an exercise price less than $7.64 per share, the closing price of Powerwave Common Stock on April 1, 2005, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $7.64 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	2,650,479	$4.79	2,563,383	$5.93	5,213,862
Out-of-the-Money	3,005,938	$19.68	732,650	$10.58	3,738,588

Total Options Outstanding	5,656,417	$12.70	3,296,033	$6.96	8,952,450

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the three months ended April 3, 2005, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of April 3, 2005. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at April 3, 2005		Value of Unexercised In-the-Money Options at April 3, 2005(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	216,666	133,334	$483,165	$297,335
Ronald J. Buschur	—	$—	512,499	387,501	$224,456	$738,544
Kevin T. Michaels	—	$—	322,062	273,438	$618,729	$633,579
Johan H. Ek	—	$—	—	150,000	$—	$99,000
Robert J. Legendre	—	$—	106,562	288,438	$102,543	$618,757
Gregory K. Gaines	—	$—	—	100,000	$—	$—

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $7.64, the Company’s closing Common Stock price reported by Nasdaq on April 1, 2005, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of April 3, 2005, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	8,952,450	$10.59	1,636,001
Not Approved by shareholders	—	—	—

Total	8,952,450	$10.59	1,636,001

Additional Factors That May Affect Our Future Results

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the three months ended April 3, 2005, sales to Nortel accounted for approximately 17% of net sales and sales to Nokia and Cingular Wireless each accounted for 10% or more of our net sales. For fiscal year 2004, Nortel accounted for approximately 24% of our net sales and Nokia accounted for 10% or more of our net sales. Our future success is dependent upon the continued purchases of our products by such customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon, and as a result, we may not successfully integrate the operations of Powerwave and LGP Allgon in a timely manner. The failure to successfully integrate the two companies’ operations could undermine the anticipated benefits and synergies of the combination, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of the two companies.

In addition, the acquisition of LGP Allgon is the largest acquisition we have completed and the complex process of integrating LGP Allgon requires significant resources. We have incurred and will continue to incur significant costs and commit significant management time in integrating LGP Allgon’s operations, information, communications and other systems and personnel, among other items. The integration of these businesses has resulted and will continue to result in cash outflows related to the integration process, such as settling existing liabilities of the acquired businesses and integrating technology and personnel.

We have begun the process of implementing a new worldwide enterprise resource planning system and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our systemic internal controls.

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the planning phases for this implementation and intend to convert our enterprise resource planning systems during the next year to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of the year.

There have in the past been significant reductions in customer demand for our products, and if this continues, our operating results will be adversely impacted.

We have a history of significant reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2004 and the first quarter of 2005, a majority of this increase was due to the acquisition of LGP Allgon. During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. This reduction in spending by wireless network operators also resulted in reduced purchases by wireless original equipment manufacturers, whose primary customers are wireless network operators. As a result, our revenues decreased during fiscal 2003 to $239.1 million from $384.9 million in fiscal 2002. Revenues from wireless network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. If these reductions in overall market demand continue to result in significant reductions in future demand for our products, our revenues will be flat or down and our results of operations will continue to be negatively impacted.

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

Our pending acquisition of selected assets of REMEC, Inc.’s wireless systems business, as well as future acquisitions or strategic alliances, may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

On March 13, 2005, we entered into an asset purchase agreement with REMEC, Inc. pursuant to which we agreed to purchase selected assets of REMEC’s wireless systems business. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities. In addition to the proposed acquisition of selected assets of REMEC’s wireless systems business, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions subject us to numerous risks, including the following:

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

If the consummation of our proposed acquisition of selected assets of REMEC’s wireless systems business is delayed or otherwise fails to be completed within a reasonable period of time, our business and operating results may be adversely impacted.

In connection with the proposed acquisition of selected assets of REMEC’s wireless systems business, we have discussed the expected benefits of the combined businesses with our customers and dedicated significant resources in developing plans for the integration. If the consummation of the acquisition is delayed or fails to be completed, our customers may delay purchasing decisions or we may be required to divert resources from our existing business to try and close the transaction, either of which would adversely impact our operating results. In addition, we have incurred significant expenses in connection with the acquisition that have been capitalized as part of the proposed acquisition. If we fail to complete the acquisition and are not compensated by REMEC, these costs will be expensed and will adversely impact our operating results in the period such expense is recognized.

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

For the three months ended April 3, 2005, and fiscal years 2004, 2003 and 2002, international revenues (excluding North American sales) accounted for approximately 71%, 71%, 46% and 33% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

•	compliance with multiple and potentially conflicting regulations in Europe, Asia, North and South America and other parts of the world, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including dealings with unionized labor pools in Europe;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States and the rest of the world; and

•	political or civil turmoil.

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

In addition, the increase in the number of shares of our outstanding Common Stock due to the potential conversion of our outstanding convertible debt instruments and the potential issuance of 10 million additional shares of our Common Stock as part of the proposed REMEC acquisition may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our

Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

We may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our business and managing the worldwide aspects of our company resulting from the LGP Allgon acquisition, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our outstanding convertible debt that we issued in 2003 and 2004. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in our Annual Report on Form 10-K. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent auditor to attest to, and report on, management’s assessment of our internal controls over financial reporting.

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

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. For fiscal 2005, our internal control assessment under Section 404 will also include, for the first time, the operations acquired with LGP Allgon which will significantly expand the scope of our evaluation, testing and remediation efforts. In addition, we have begun the process of replacing our enterprise resource planning system and such system replacement during fiscal 2005 may create unanticipated delays in completing the documentation and testing requirements of Section 404. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At April 3, 2005, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Estonia, Finland, France, Germany, Singapore, Sweden and the United Kingdom. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. dollar. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 71% of our net sales during the three months ended April 3, 2005, 71% of our fiscal 2004 net sales, 46% of our fiscal 2003 net sales and 33% of our fiscal 2002 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Although we currently invoice a large percentage of our international customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at April 3, 2005, we do not believe that a 10% change in any foreign currency rate in which we conduct business would have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of April 3, 2005, we had cash equivalents of approximately $275.7 million in both interest and non-interest bearing accounts including restricted cash. We also had $330.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.03 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates remained at historical lows during fiscal 2004, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at April 3, 2005, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.46	Employment Agreement dated as of January 28, 2005, between the Company and Johan Ek
10.47	2005 Executive Bonus Plan
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2005	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Senior Vice President, Finance and Chief Financial Officer