Form 10-Q
period 2005-07-03
POWERWAVE TECHNOLOGIES INC
filed 2005-08-12
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

As of August 5, 2005, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 100,014,556.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 3, 2005	January 2, 2005
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$277,521	$147,451
Restricted cash	6,487	6,815
Short-term investments	—	135,200
Accounts receivable, net of allowance for sales returns and doubtful accounts of $4,749 and $6,309 at July 3, 2005 and January 2, 2005, respectively	171,226	133,060
Inventories, net	59,970	65,819
Prepaid expenses and other current assets	21,711	26,311

Total current assets	536,915	514,656
Property, plant and equipment, net	133,737	146,430
Goodwill	244,817	277,223
Other non-current assets	64,009	82,462

TOTAL ASSETS	$979,478	$1,020,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,330	$79,534
Accrued expenses and other current liabilities	78,135	90,990

Total current liabilities	178,465	170,524
Long-term debt	330,000	330,000
Other non-current liabilities	3,310	4,635

Total liabilities	511,775	505,159

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 99,833 shares issued and outstanding at July 3, 2005 and 99,411 shares issued and outstanding at January 2, 2005	487,479	485,318
Accumulated other comprehensive income (loss)	(11,426)	57,029
Accumulated deficit	(8,350)	(26,735)

Total shareholders’ equity	467,703	515,612

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$979,478	$1,020,771

Note: January 2, 2005 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	$186,334	$115,981	$348,513	$179,205
Cost of sales:
Cost of goods	136,857	92,121	255,893	144,524
Intangible asset amortization	1,820	1,078	3,741	1,125
Restructuring and impairment charges	—	506	—	506

Total cost of sales	138,677	93,705	259,634	146,155

Gross profit	47,657	22,276	88,879	33,050
Operating expenses:
Sales and marketing	9,150	6,386	18,644	9,854
Research and development	15,425	13,053	30,054	22,334
General and administrative	10,079	5,807	18,694	9,490
Intangible asset amortization	1,875	1,769	3,861	1,769
In-process research and development	—	23,450	350	23,450
Restructuring and impairment charges	—	2,001	—	2,001

Total operating expenses	36,529	52,466	71,603	68,898

Operating income (loss)	11,128	(30,190)	17,276	(35,848)
Other income (expense), net	2,919	(15)	3,152	336

Income (loss) before income taxes	14,047	(30,205)	20,428	(35,512)
Provision for (benefit from) income taxes	1,033	(43)	2,043	(2,086)

Net income (loss)	$13,014	$(30,162)	$18,385	$(33,426)

Basic income (loss) per share	$0.13	$(0.33)	$0.18	$(0.43)

Diluted income (loss) per share	$0.11	$(0.33)	$0.16	$(0.43)

Basic weighted average common shares	99,734	91,664	99,654	77,528

Diluted weighted average common shares	131,908	91,664	131,590	77,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net income (loss)	$13,014	$(30,162)	$18,385	$(33,426)
Other comprehensive income (loss):
Foreign currency translation adjustments	(39,763)	3,805	(68,455)	3,789

Comprehensive loss	$(26,749)	$(26,357)	$(50,070)	$(29,637)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 3, 2005	July 4, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,385	$(33,426)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	22,396	12,922
In-process research and development charges	350	23,450
Provision for sales returns and doubtful accounts	818	343
Provision for excess and obsolete inventories	7,195	914
Deferred income taxes	(942)	(2,593)
Gain on disposal of property, plant and equipment	(1,049)	(82)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(49,912)	(1,520)
Inventories	(8,358)	492
Prepaid expenses and other current assets	7,329	1,970
Accounts payable	27,536	(27,679)
Accrued expenses and other current liabilities	(8,934)	(2,924)
Other non-current assets	(1,097)	(218)
Other non-current liabilities	(352)	(45)

Net cash provided by (used in) operating activities	13,365	(28,396)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(12,396)	(4,252)
Restricted cash	(653)	—
Maturities of short-term investments	135,200	9,750
Proceeds from the sale of property, plant and equipment	607	7,448
Proceeds from sale of assets held for sale	4,260	—
Acquisition, net of cash acquired	(10,850)	(76,019)

Net cash provided by (used in) investing activities	116,168	(63,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt	—	14,652
Principal payments on bank debt	—	(27,582)
Proceeds from stock–based compensation arrangements	2,161	1,548

Net cash provided by (used in) financing activities	2,161	(11,382)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,624)	30

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130,070	(102,821)
CASH AND CASH EQUIVALENTS, beginning of period	147,451	179,853

CASH AND CASH EQUIVALENTS, end of period	$277,521	$77,032

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

The results of operations for the three and six months ended July 3, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 1, 2006 (“fiscal 2005.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

During the second quarter of fiscal 2004, Powerwave completed its acquisition of LGP Allgon. Therefore, these condensed consolidated financial statements include the operations of LGP Allgon from May 2004 forward.

Stock-Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company has elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, to account for its stock option and purchase plans. Powerwave only records compensation expense for stock-based awards granted with an exercise price below the market value of the Company’s stock at the grant date. There are no such awards outstanding.

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the second quarter of fiscal years 2005 and 2004 were $3.21 per share and $2.64 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the three and six months ended July 3, 2005 and July 4, 2004 would have approximated the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net income (loss):
As reported	$13,014	$(30,162)	$18,385	$(33,426)
Deduct: Additional expense from fair value method, net of tax	(740)	(472)	(1,579)	(2,177)

Basic pro forma net income (loss)	12,274	(30,634)	16,806	(35,603)
Add: Interest expense of convertible debt, net of tax	1,595	—	3,191	—

Diluted pro forma net income (loss)	$13,869	$(30,634)	$19,997	$(35,603)

Basic income (loss) per share:
As reported	$0.13	$(0.33)	$0.18	$(0.43)
Pro forma	$0.12	$(0.33)	$0.17	$(0.46)
Diluted income (loss) per share:
As reported	$0.11	$(0.33)	$0.16	$(0.43)
Pro forma	$0.11	$(0.33)	$0.15	$(0.46)

The fair value of options granted under the Company’s stock incentive plans during the first six months of fiscal 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

Six Months Ended
	July 3, 2005	July 4, 2004
Weighted average risk-free interest rate	3.6% -3.9%	2.2% -2.8%
Expected life (in years)	5.6	5.2
Expected stock volatility	49% -50%	53% -71%
Dividend yield	None	None

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

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after January 1, 2006 and to unvested options at the date of adoption. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of this new standard may have on its consolidated financial position and results of operations.

Note 3. Inventories

Net inventories consist of the following:

	July 3, 2005	January 2, 2005
Parts and components	$24,256	$32,868
Work-in-process	2,758	2,183
Finished goods	32,956	30,768

Total inventories	$59,970	$65,819

Inventories are net of an allowance for excess and obsolete inventory of approximately $12.7 million and $15.7 million as of July 3, 2005 and January 2, 2005, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended July 3, 2005 is as follows:

	Telecom	Contract Manufacturing	Total
Balance, January 2, 2005	$255,320	$21,903	$277,223
Goodwill from acquisitions	11,066	—	11,066
Effect of exchange rates	(40,029)	(3,443)	(43,472)

Balance, July 3, 2005	$226,357	$18,460	$244,817

Note 5. Other Income, Net

Other income, net, includes interest income, interest expense, gains and losses on foreign currency transactions, and other miscellaneous income and expense. The components of other income, net, are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Interest income	$1,903	$592	$3,485	$1,321
Interest expense	(1,935)	(924)	(3,870)	(1,551)
Foreign currency gain, net	2,655	47	2,901	48
Other income, net	296	270	636	518

Total	$2,919	$(15)	$3,152	$336

Note 6. Restructuring and Impairment Charges

Integration with LGP Allgon

In connection with Powerwave’s acquisition of LGP Allgon during the second quarter of fiscal 2004, the Company formulated and began to implement its plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, Powerwave recorded a restructuring charge related to Powerwave’s legacy operations of approximately $2.6 million during fiscal 2004 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This amount included approximately $2.2 million in connection with workforce reductions of approximately 118 employees at various Powerwave operating locations and $0.4 million in connection with certain impaired equipment. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales and approximately $2.1 million was recorded in operating expenses. During the first quarter of fiscal 2005, the Company finalized its restructuring and integration plan with respect to the consolidation of LGP Allgon’s legacy operations and recorded an additional $6.2 million in restructuring costs related to additional workforce reductions and facility closures, bringing the total costs recognized as liabilities and additional asset fair value adjustments related to such restructuring and integration plan to $29.1 million. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2005.

A summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the year ended January 2, 2005 and the six months ended July 3, 2005 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at December 28, 2003	$20	$—	$—	$20
Amounts assumed from LGP Allgon	464	3,348	863	4,675
Amounts accrued in purchase accounting	14,067	2,788	1,348	18,203
Amounts expensed	2,151	458	—	2,609
Amounts paid/incurred	(5,540)	(4,111)	(1,679)	(11,330)
Effect of exchange rates	1,592	1,518	67	3,177

Balance at January 2, 2005	12,754	4,001	599	17,354
Amounts accrued in purchase accounting	6,148	—	—	6,148
Amounts paid/incurred	(7,418)	(514)	(393)	(8,325)
Effect of exchange rates	(1,917)	(71)	(47)	(2,035)

Balance at July 3, 2005	$9,567	$3,416	$159	$13,142

The accrued restructuring liability at July 3, 2005 for workforce reductions is expected to be paid during the remainder of fiscal year 2005 and the liability for facility closures is expected to be paid over the remaining lease terms which end in 2011.

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

Powerwave recorded an effective tax rate of 10% for the six months ended July 3, 2005. The rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that had a full valuation allowance; the impact of the distribution of earnings and losses in various tax jurisdictions; and the impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult for the Company to predict its earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of July 3, 2005, Powerwave had a consolidated net deferred tax asset of approximately $1.5 million related to certain foreign jurisdictions. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits. The Company has a full valuation allowance against its U.S. deferred tax assets due to its cumulative U.S. loss position and uncertainties involved in generating sufficient U.S. taxable income in the future.

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

Note 9. Commitments and Contingencies

Powerwave is subject to various legal proceedings from time to time as part of its business. As of July 3, 2005, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the six months ended July 3, 2005 and July 4, 2004 are as follows:

	Six Months Ended
Description	July 3, 2005	July 4, 2004
Warranty reserve beginning balance	$10,164	$4,829
Reserve balances assumed in acquisition	83	7,385
Reductions for warranty costs incurred	(1,766)	(3,244)
Warranty accrual related to current period sales	1,971	1,612
Change in estimate related to previous warranty accruals	(800)	731
Effect of exchange rates	(835)	82

Warranty reserve ending balance	$8,817	$11,395

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 3, 2005 is included below:

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

Note 11. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Diluted earnings per share for the three and six months ended July 3, 2005 includes the add-back of interest expense (net of tax) of approximately $1.6 million and $3.2 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 and 30,427,017 shares, respectively, as well as stock options under the treasury stock method of 1,747,482 and 1,509,114 shares, respectively. Potential common shares of 13,640,505 and 13,582,078 have been excluded from diluted weighted average common shares for the three and six months ended July 4, 2004, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Basic:
Net income (loss)	$13,014	$(30,162)	$18,385	$(33,426)
Weighted average common shares	99,734	91,664	99,654	77,528
Basic income (loss) per share	$0.13	$(0.33)	$0.18	$(0.43)

Diluted:
Net income (loss)	$13,014	$(30,162)	$18,385	$(33,426)
Interest expense of convertible debt, net of tax	1,595	—	3,191	—

Net income (loss), as adjusted	$14,609	$(30,162)	$21,576	$(33,426)

Weighted average common shares	99,734	91,664	99,654	77,528
Potential common shares	32,174	—	31,936	—

Weighted average common shares, as adjusted	131,908	91,664	131,590	77,528

Diluted income (loss) per share	$0.11	$(0.33)	$0.16	$(0.43)

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the six months ended July 3, 2005 and July 4, 2004, sales to customers that accounted for 10% or more of revenues totaled $134.5 million and $81.2 million, respectively. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 14% and 35% of total revenues during such periods, respectively. During the six months ended July 3, 2005, sales to two additional customers accounted for approximately 13% and 12% of revenues, one of which also accounted for approximately 10% of revenues during the six months ended July 4, 2004.

As of July 3, 2005, approximately 34% of total accounts receivable related to three customers that each accounted for 10% or more of Powerwave’s total revenue during the first six months of 2005. The inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 14. Segments and Geographic Data

As a result of its acquisition of LGP Allgon in fiscal 2004, Powerwave operates in two reportable business segments: “Wireless Communications” and “Contract Manufacturing.” Sales in the wireless communications segment are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. Sales in the contract manufacturing segment are derived primarily from the sale of advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. These two reportable segments are regularly evaluated by the Company’s executive management in deciding how to allocate resources and in assessing performance. The accounting policies for each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

The following schedule presents an analysis of certain financial information for these two business segments:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales:
Wireless communications	$174,538	$110,055	$326,926	$173,279
Contract manufacturing	11,796	5,926	21,587	5,926

Total net sales	$186,334	$115,981	$348,513	$179,205

Operating income (loss):
Wireless communications	$11,564	$(29,872)	$16,663	$(35,530)
Contract manufacturing	(436)	(318)	613	(318)

Total operating income (loss)	$11,128	$(30,190)	$17,276	$(35,848)

	July 3, 2005	January 2, 2005
Total assets:
Wireless communications	$945,932	$982,519
Contract manufacturing	33,546	38,252

Total assets	$979,478	$1,020,771

Note 15. Pending Acquisition

On March 14, 2005, the Company signed a definitive agreement with REMEC, Inc. (“REMEC”), to acquire selected assets and liabilities of REMEC’s Wireless Systems business. The transaction is subject to the approval of REMEC’S shareholders, as well as customary closing conditions and certain regulatory approvals. Under the terms of the acquisition, Powerwave will issue 10 million shares of its Common Stock and pay $40.0 million in cash. The transaction is expected to close in the third quarter of fiscal 2005.

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

We also operate a contract manufacturing business under the tradename of “Arkivator” that was acquired as part of our purchase of LGP Allgon in the second quarter of fiscal 2004. This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 6% of our revenues for the six months ended July 3, 2005.

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

During fiscal 2003, we focused on restructuring Powerwave to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry. During fiscal 2004, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously had operated independently, which was a complex, costly and time-consuming process. We continue to implement our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours and currently expect that such efforts will be fully completed by the fourth quarter of fiscal 2005. We believe LGP Allgon’s product offerings and customer relationships are highly complimentary with those of Powerwave and that this acquisition has provided us with a strong position in the global wireless infrastructure market and improved our ability to provide more complete end-to-end solutions for our customers’ complex network requirements.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission approved a delay to the effective date of SFAS 123R. Under the new SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after January 1, 2006 and to unvested options at the date of adoption. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

In November 2004, the FASB issued Statement of Financial Accounting Standards 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that these costs be recognized as current period charges regardless of whether they are abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of manufacturing be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of this new standard may have on its consolidated financial position and results of operations.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended July 3, 2005 and July 4, 2004:

	Three Months Ended		Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	73.4	79.4	73.4	80.7
Intangible asset amortization	1.0	0.9	1.1	0.6
Restructuring and impairment charges	—	0.5	—	0.3

Total cost of sales	74.4	80.8	74.5	81.6

Gross profit	25.6	19.2	25.5	18.4
Operating expenses:
Sales and marketing	4.9	5.5	5.3	5.5
Research and development	8.3	11.3	8.6	12.5
General and administrative	5.4	5.0	5.4	5.3
Intangible asset amortization	1.0	1.5	1.1	1.0
In-process research and development	—	20.2	0.1	13.1
Restructuring and impairment charges	—	1.7	—	1.1

Total operating expenses	19.6	45.2	20.5	38.5

Operating income (loss)	6.0	(26.0)	5.0	(20.1)
Other income, net	1.6	—	0.9	0.2

Income (loss) before income taxes	7.6	(26.0)	5.9	(19.9)
Provision for (benefit from) income taxes	0.6	—	0.6	(1.2)

Net income (loss)	7.0%	(26.0)%	5.3%	(18.7)%

Three Months ended July 3, 2005 and July 4, 2004

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

Sales increased by 60.7% to $186.3 million, for the quarter ended July 3, 2005, from $116.0 million, for the quarter ended July 4, 2004. This increase was primarily due to increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services. These types of services include both data and video and are commonly referred to as 3G services. The increase versus the prior year also was due partially to the completion of our acquisition of LGP Allgon during the second quarter of fiscal 2004, which resulted in our recognizing revenues from LGP Allgon for the months of May and June 2004, while we recognized such revenues for all of 2005. The following table presents an analysis of our net sales based upon business segment:

	Three Months Ended (dollars in thousands)
Segment	July 3, 2005		July 4, 2004
Wireless communications	$174,538	94%	$110,055	95%
Contract manufacturing	11,796	6%	5,926	5%

Total net sales	$186,334	100%	$115,981	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	July 3, 2005		July 4, 2004
Antenna systems	$49,506	28%	$30,760	28%
Base station systems	104,523	60%	66,211	60%
Coverage systems	20,509	12%	13,084	12%

Total	$174,538	100%	$110,055	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in all three product groups during the three months ended July 3, 2005 as compared to the three months ended July 4, 2004 is primarily a result of increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services.

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

	Three Months Ended (dollars in thousands)
Geographic Area	July 3, 2005		July 4, 2004
Americas	$58,886	31%	$41,736	36%
Asia Pacific	18,968	10%	13,103	11%
Europe	105,567	57%	59,205	51%
Other international	2,913	2%	1,937	2%

Total net sales	$186,334	100%	$115,981	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased in the second quarter of fiscal 2005 as compared to the second quarter of 2004, primarily as a result of increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended July 3, 2005, total sales to Ericsson accounted for approximately 18% of sales and sales to Cingular Wireless, Nokia and Nortel each accounted for 10% or more of sales for the quarter. For the quarter ended July 4, 2004, total sales to Nortel accounted for approximately 25% of sales. The decrease in the percentage of our sales to Nortel during the quarter ended July 3, 2005 is the result of our substantially increased total revenues, as well as a reduction in demand for products purchased by Nortel. Notwithstanding the LGP Allgon acquisition, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As a result, our revenues could be significantly reduced if a large customer reduced its demand for our products.

A number of factors have previously caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including deployments in the United States, Europe, Asia and South America. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have previously caused and may in the future cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs, warranty costs and amortization of product-related intangibles. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and volumes decline due to higher amounts of overhead per unit expensed to cost of sales; and our gross profit margins generally increase as our revenue and volumes increase due to higher sales volume and lower amounts of overhead per unit expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	July 3, 2005		July 4, 2004
Net sales	$186,334	100.0%	$115,981	100.0%
Cost of sales:
Cost of sales	136,857	73.4%	92,121	79.4%
Intangible amortization	1,820	1.0%	1,078	0.9%
Restructuring and impairment charges	—	—%	506	0.5%

Total cost of sales	138,677	74.4%	93,705	80.8%

Gross profit	$47,657	25.6%	$22,276	19.2%

Our gross profit margins improved during the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004 due to increased revenues as well as cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon. Cost reductions realized from the relocation and consolidation of certain manufacturing activities to lower cost locations in Asia also contributed to the improvement in gross margins. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisition of LGP Allgon.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	July 3, 2005		July 4, 2004
Sales and marketing	$9,150	4.9%	$6,386	5.5%
Research and development	15,425	8.3%	13,053	11.3%
General and administrative	10,079	5.4%	5,807	5.0%
Intangible amortization	1,875	1.0%	1,769	1.5%
In-process research and development	—	—%	23,450	20.2%
Restructuring and impairment charges	—	—%	2,001	1.7%

Total operating expenses	$36,529	19.6%	$52,466	45.2%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $2.8 million, or 43%, during the quarter ended July 3, 2005 as compared to the quarter ended July 4, 2004. The increase resulted primarily from our acquisition of LGP Allgon, which added over 50 additional people to our sales and marketing organizations, an increase of more than 125% over previous staffing levels, as well as accruals for sales commissions due to higher revenues and for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $2.4 million, or 18%, during the quarter ended July 3, 2005 as compared to the quarter ended July 4, 2004. A portion of this increase is a result of our acquisition of LGP Allgon, which is only included for two months of the second quarter of 2004 expenses. An additional component of the increase is the accrual for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. This increase was partially offset by savings realized as part of our integration activities from personnel reductions and facility consolidations in the legacy Powerwave operations.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $4.3 million, or 74%, during the quarter ended July 3, 2005 as compared to the quarter ended July 4, 2004. This increase was due to several factors including our acquisition of LGP Allgon, which is only included for two months of the second quarter of 2004 expenses, approximately $0.8 million of costs incurred for documentation and testing of our internal controls over financial reporting at locations acquired in our acquisition of LGP Allgon in 2004, as well as increased headcount in finance, legal and information systems, and accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. There were no bonus accruals in the second quarter of 2004.

Amortization of customer-related intangibles, primarily from the LGP Allgon acquisition, amounted to $1.9 million for the second fiscal quarter of 2005, compared to $1.8 million in the second quarter of 2004. We recorded a one-time charge of $23.5 million in the second quarter of 2004 for purchased in-process research and development that was expensed upon completion of the LGP Allgon acquisition. This charge related to certain product development activities of LGP Allgon that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (dollars in thousands)
	July 3, 2005		July 4, 2004
Interest income	$1,903	1.0%	$592	0.5%
Interest expense	(1,935)	(1.0)%	(924)	(0.8)%
Foreign currency gain, net	2,655	1.4%	47	—%
Other income, net	296	0.2%	270	0.3%

Other income, net	$2,919	1.6%	$(15)	—%

Interest income increased by $1.3 million during the quarter ended July 3, 2005 primarily due to increased cash balances following the issuance of our 1.875% subordinated convertible notes in November 2004 as well as increased short-term interest rates. This was offset by $1.0 million of additional interest expense during the quarter ended July 3, 2005 primarily due to the interest expense associated with such subordinated convertible notes. During the quarter ended July 3, 2005, we recognized a net foreign currency gain of $2.7 million, which was primarily due to the impact of a reduction in value of the Swedish Krona as compared to both the U.S. Dollar and the Euro on intercompany balances and foreign-denominated accounts receivables and payables. We do not have a foreign currency hedging program in place and are subject to gains and losses based upon changes in exchange rates.

Provision for (Benefit from) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that were fully reserved and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 7.4% during the quarter ended July 3, 2005 as compared to a tax benefit of 0.1% for the quarter ended July 4, 2004. Given the increased global scope of our combined operations after the LGP Allgon acquisition and the difficulty in predicting our earnings in each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Three Months Ended (dollars in thousands)
	July 3, 2005	July 4, 2004
Operating income (loss)	$11,128	$(30,190)
Other income (loss), net	2,919	(15)

Income (loss) before income taxes	14,047	(30,205)
Provision for (benefit from) income taxes	1,033	(43)

Net income (loss)	$13,014	$(30,162)

Our net income for the quarter ended July 3, 2005 of $13.0 million compared to a net loss of $30.2 million for the quarter ended July 4, 2004. The increase in net income during the second quarter of fiscal 2005 as compared to the second quarter of 2004 is primarily the result of increased revenue and realized cost synergies from our acquisition of LGP Allgon. The results for the second quarter of 2004 were negatively impacted by the $25.5 million of in-process research and development and restructuring and impairments charges included in these results.

Six Months ended July 3, 2005 and July 4, 2004

Net Sales

Sales increased by 95% to $348.5 million, for the six months ended July 3, 2005, from $179.2 million, for the six months ended July 4, 2004. This increase was primarily due to the impact of our acquisition of LGP Allgon during the second quarter of fiscal 2004. The first six months of 2005 include the results of LGP Allgon for the entire period while the first six months of 2004 only include the results of LGP Allgon for May and June 2004. The first six months of 2005 also benefited from increased demand for wireless infrastructure products. The following table presents an analysis of our net sales based upon business segment:

	Six Months Ended (dollars in thousands)
Segment	July 3, 2005		July 4, 2004
Wireless communications	$326,926	94%	$173,279	97%
Contract manufacturing	21,587	6%	5,926	3%

Total net sales	$348,513	100%	$179,205	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Six Months Ended (dollars in thousands)
Wireless Communications Product Group	July 3, 2005		July 4, 2004
Antenna systems	$92,670	28%	$30,760	18%
Base station systems	193,472	59%	129,435	75%
Coverage systems	40,784	13%	13,084	7%

Total	$326,926	100%	$173,279	100%

The increase in all three product groups during the six months ended July 3, 2005 as compared to the six months ended July 4, 2004 is a result of our acquisition of LGP Allgon as well as increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (dollars in thousands)
Geographic Area	July 3, 2005		July 4, 2004
Americas	$107,407	31%	$73,524	41%
Asia Pacific	35,609	10%	25,355	14%
Europe	199,857	57%	78,389	44%
Other international	5,640	2%	1,937	1%

Total net sales	$348,513	100%	$179,205	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased during the first six months of fiscal 2005 as compared to the first six months of 2004 as a result of our acquisition of LGP Allgon as well as increased demand for wireless infrastructure products. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area.

For the six months ended July 3, 2005, total sales to Nortel accounted for approximately 14% of sales and sales to Nokia and Ericsson each accounted for 10% or more of sales. For the six months ended July 4, 2004, total sales to Nortel accounted for approximately 35% of sales and sales to Nokia accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel during the first six months ended July 3, 2005 is the result of our acquisition of LGP Allgon, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel. Notwithstanding the LGP Allgon acquisition, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As a result, our revenues could be significantly reduced if a large customer reduced its demand for our products.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (dollars in thousands)
	July 3, 2005		July 4, 2004
Net sales	$348,513	100.0%	$179,205	100.0%
Cost of sales:
Cost of sales	255,893	73.4%	144,524	80.7%
Intangible amortization	3,741	1.1%	1,125	0.6%
Restructuring and impairment charges	—	—%	506	0.3%

Total cost of sales	259,634	74.5%	146,155	81.6%

Gross profit	$88,879	25.5%	$33,050	18.4%

Our gross profit margins improved during the first six months of fiscal 2005 due to the increased revenue and cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon, as well as cost reductions realized from the relocation and consolidation of certain manufacturing activities to lower cost locations in Asia. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisition of LGP Allgon.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (dollars in thousands)
Operating Expenses	July 3, 2005		July 4, 2004
Sales and marketing	$18,644	5.3%	$9,854	5.5%
Research and development	30,054	8.6%	22,334	12.5%
General and administrative	18,694	5.4%	9,490	5.3%
Intangible amortization	3,861	1.1%	1,769	1.0%
In-process research and development	350	0.1%	23,450	13.1%
Restructuring and impairment charges	—	—%	2,001	1.1%

Total operating expenses	$71,603	20.5%	$68,898	38.5%

Sales and marketing expenses increased by $8.8 million, or 89%, during the six months ended July 3, 2005 as compared to the six months ended July 4, 2004. The increase resulted from our acquisition of LGP Allgon, as well as increased revenues and the associated increase in commission payments and accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

Research and development expenses increased by $7.7 million, or 35%, during the six months ended July 3, 2005 as compared to the six months ended July 4, 2004. This increase is due to our acquisition of LGP Allgon, which significantly increased the number of people working in our research and development area as well as increased the number of product areas within which such work is undertaken in, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. This increase was partially offset by savings realized as part of our integration activities from personnel reductions and facility consolidations in the legacy Powerwave operations.

General and administrative expenses increased $9.2 million, or 97%, during the six months ended July 3, 2005 as compared to the six months ended July 4, 2004. This increase was due to our acquisition of LGP Allgon, which added multiple operating locations and more than 100 people to our general and administrative functions, as well as $0.8 million of additional costs associated with documentation and testing of our internal controls over financial reporting as part of our Sarbanes-Oxley compliance efforts. In addition, the first six months of 2005 included accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. No bonus amounts were accrued in the first six months of 2004.

Amortization of customer-related intangibles, primarily from the LGP Allgon acquisition, amounted to $3.9 million for the first six months of 2005, compared to $1.8 million for the first six months of 2004. We recorded a one-time charge of $23.5 million in the first six months of 2004 for purchased in-process research and development that was expensed upon completion of the LGP Allgon acquisition. This charge related to certain product development activities of LGP Allgon that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Six Months Ended (dollars in thousands)
	July 3, 2005		July 4, 2004
Interest income	$3,485	1.0%	$1,321	0.7%
Interest expense	(3,870)	(1.1)%	(1,551)	(0.8)%
Foreign currency gain, net	2,901	1.0%	48	—%
Other income, net	636	—%	518	0.3%

Other income, net	$3,152	0.9%	$336	0.2%

Interest income increased by $2.2 million during the six months ended July 3, 2005 primarily due to increased cash balances following the issuance of our 1.875% subordinated convertible notes in November 2004 and increased short-term interest rates as compared to 2004. This was offset by $2.3 million of additional interest expense during the six months ended July 3, 2005 primarily due to the interest expense associated with such subordinated convertible notes. During the second quarter of 2005, we recognized a foreign currency gain of approximately $2.7 million, which was due to the fall in value of the Swedish Krona as compared to the U.S. Dollar and the Euro. We cannot predict future foreign exchange gains or losses.

Provision for (Benefit from) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that were fully reserved in the fourth quarter of 2004 and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 10% during the six months ended July 3, 2005 as compared to a tax benefit of 5.9% for the six months ended July 4, 2004. Given the increased global scope of our combined operations after the LGP Allgon acquisition and the difficulty in predicting our earnings in each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Six Months Ended (dollars in thousands)
	July 3, 2005	July 4, 2004
Operating income (loss)	$17,276	$(35,848)
Other income, net	3,152	336

Income (loss) before income taxes	20,428	(35,512)
Provision for (benefit from) income taxes	2,043	(2,086)

Net income (loss)	$18,385	$(33,426)

Our net income for the six months ended July 3, 2005 of $18.4 million compared to a net loss of $33.4 million for the six months ended July 4, 2004. The increase in net income during the first six months of 2005 as compared to the first six months of 2004 is primarily the result of increased revenue and realized cost synergies from our acquisition of LGP Allgon and the increase demand for wireless infrastructure products during 2005. In addition, the results for 2004 included $25.5 million of in-process research and development and restructuring and impairment charges.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of July 3, 2005, we had working capital of $358.5 million, including $277.5 million in unrestricted cash and cash equivalents as compared to working capital of $169.3 million at July 4, 2004, which included $148.0 million in unrestricted cash, cash equivalents and short-term investments. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended July 3, 2005 and July 4, 2004:

	Six Months Ended (dollars in thousands)
	July 3, 2005	July 4, 2004
Net cash provided by (used in):
Operating activities	$13,365	$(28,396)
Investing activities	116,168	(63,073)
Financing activities	2,161	(11,382)
Effect of foreign currency translation on cash and cash equivalents	(1,624)	30

Net increase (decrease) in cash and cash equivalents	$130,070	$(102,821)

Net cash provided by operations during the six months ended July 3, 2005 was $13.4 million as compared to $28.4 million of net cash used in operations during the six months ended July 4, 2004. The increase in cash provided by operations during the first six months of 2005 is primarily due to our improved profitability in 2005, which was partially offset by higher accounts receivable related to our increased revenues.

Net cash provided by investing activities during the first six months of fiscal 2005 was $116.2 million as compared to net cash used in investing activities of $63.1 million during the first six months of 2004. The increase of $179.2 million primarily related to maturities of short-term investments of $135.2 million during the six months ended July 3, 2005 as compared to $9.8 million during the six months ended July 4, 2004. During the first six months of 2004, we incurred net acquisition costs of $76.0 million related to the LGP Allgon acquisition and the purchase of shares of LGP Allgon for cash. In addition, we generated $4.3 million in proceeds from the disposition of certain assets held for sale that were acquired in the LGP Allgon acquisition and spent $10.9 million for the Kaval acquisition during the first six months of fiscal 2005. Total capital expenditures during the six months ended July 3, 2005 and July 4, 2004 were approximately $12.4 million and $4.3 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $15 million and $25 million, consisting of test and production equipment, as well as computer hardware and software primarily related to our planned implementation of Oracle, our new worldwide enterprise resource planning system.

The $2.2 million in net cash provided by financing activities during the six months ended July 3, 2005 as compared to the $11.4 million in net cash used in financing activities during the six months ended July 4, 2004, was primarily proceeds from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan. The amounts in 2004 reflect the pay-down of debt assumed in our acquisition of LGP Allgon.

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

Financing Activities

We currently do not have a committed credit facility. We continue to evaluate our long-term financing needs and may decide in the future to negotiate a new credit agreement. However, we cannot guarantee that we will be able to establish a new credit agreement on terms acceptable to us. Currently, due to our cash balances, we do not believe that we require a credit line to finance our operations.

Effective November 10, 2004, we completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 to Deutsche Bank Securities, Inc. and raised approximately $154.2 million in net proceeds after the deduction of debt issuance costs and the repurchase of $40.0 million or 5,050,505 shares of our Common Stock. The notes are convertible into the Common Stock of Powerwave at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The notes mature in 2024. Powerwave may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of Powerwave’s Common Stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by Powerwave at any time after November 21, 2011. Holders of the notes may require Powerwave to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of July 3, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At July 3, 2005, we had $330.0 million of long-term debt, consisting of our outstanding $130.0 million 1.25% convertible subordinated notes due July 2008 and our $200.0 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 for additional information.

Capital Lease Obligations

Our current outstanding capital lease obligations of $0.02 million relate primarily to manufacturing and test equipment and are included as part of other current liabilities within our consolidated balance sheet.

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

We have initiated compulsory acquisition proceedings under Swedish law to acquire the remaining outstanding common shares of LGP Allgon that were not tendered in our exchange offer. We currently expect to pay approximately $4.6 million as additional purchase price related to such proceedings within the next twelve months.

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

As of July 3, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$10,750	$138,313	$254,375	$408,813
Capital lease obligations	19	—	—	—	19
Operating lease obligations	3,383	5,018	2,939	1,978	13,318
Purchase commitments with contract manufacturers	69,605	—	—	—	69,605
Other commitments	19,856	—	—	—	19,856
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$98,238	$15,768	$141,252	$256,353	$511,611

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Chairman of the Board, Ronald J. Buschur, President and Chief Executive Officer; Kevin T. Michaels, Senior Vice President, Finance, Chief Financial Officer and Secretary; Johan H. Ek, President, European Business Unit; Robert J. Legendre, President, Americas and Asia Business Unit; and Gregory K. Gaines, Vice President, Sales and Marketing. See the “Compensation Committee Report On Executive Compensation” appearing in the Company’s Annual Proxy Statement for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the six months ended July 3, 2005, we granted options to purchase a total of 494,000 shares of Common Stock to employees. After deducting 352,356 shares for options forfeited, the result was net option grants of 141,644. Net option grants during the year represented 0.1% of our total outstanding common shares of 99,833,281 as of July 3, 2005. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Six Months Ended July 3, 2005	Year Ended January 2, 2005	Year Ended December 28, 2003
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.1%	0.2%	(0.5)%
Grants to executive officers during the period as a % of total options granted during the period	—	46.8%	18.0%
Grants to executive officers during the period as a % of total outstanding common shares	—	0.8%	0.4%
Cumulative options held by executive officers as a % of total options outstanding	32.3%	26.7%	16.1%

At July 3, 2005, a total of 1,568,259 options were available for grant under all of our option plans and a total of 178,502 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option

Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the six months ended July 3, 2005:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 2, 2005	8,949,251	$0.82 - $67.08	$10.90	5,555,606	$13.18
Granted	494,000	$6.85 - $10.31	$7.94
Exercised	(301,963)	$1.33 - $ 7.45	$5.15
Canceled	(352,356)	$5.41 - $44.75	$16.91

Balance at July 3, 2005	8,788,932	$0.82 - $67.08	$10.69	5,770,158	$12.67

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of July 3, 2005. For purposes of this table, in-the-money stock options are those options with an exercise price less than $10.23 per share, the closing price of Powerwave Common Stock on July 1, 2005, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $10.23 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	2,792,612	$5.06	2,804,304	$6.39	5,596,916
Out-of-the-Money	2,977,546	$19.81	214,470	$13.57	3,192,016

Total Options Outstanding	5,770,158	$12.67	3,018,774	$6.90	8,788,932

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the six months ended July 3, 2005, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of July 3, 2005. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at July 3, 2005		Value of Unexercised In-the-Money Options at July 3, 2005(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	241,666	108,334	$1,164,830	$522,170
Ronald J. Buschur	—	$—	556,249	343,751	$656,454	$1,601,546
Kevin T. Michaels	—	$—	331,437	264,063	$1,233,619	$1,302,034
Johan H. Ek	—	$—	46,875	103,125	$152,344	$335,156
Robert J. Legendre	—	$—	118,750	276,250	$422,313	$1,322,038
Gregory K. Gaines	—	$—	—	100,000	$—	$251,000

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $10.23, the Company’s closing Common Stock price reported by Nasdaq on July 1, 2005, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of July 3, 2005, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	8,788,932	$10.69	1,568,259
Not Approved by shareholders	—	—	—

Total	8,788,932	$10.69	1,568,259

Additional Factors That May Affect Our Future Results

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the six months ended July 3, 2005, sales to Nortel accounted for approximately 14% of net sales and sales to Nokia and Ericsson each accounted for 10% or more of our net sales. For fiscal year 2005, Cingular Wireless’ North American expansion plans for both GSM and WCDMA are responsible for a significant portion of our business. For the second quarter of fiscal 2005, direct sales to Cingular Wireless accounted for more than 10% of our net sales. We recognize revenues from the Cingular Wireless business through multiple channels, including direct sales to Cingular Wireless as well as indirect sales through various resellers and original equipment manufacturers such as Ericsson and Nokia, all of who supply products directly to Cingular Wireless. For fiscal year 2004, Nortel accounted for approximately 24% of our net sales and Nokia accounted for 10% or more of our net sales. For the second quarter of 2005, Ericsson was our largest customer and represented 18% of our revenues for the quarter while our sales to Nortel were significantly reduced from our first quarter of 2005. Our future success is dependent upon the continued purchases of our products by such customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

In addition, the acquisition of LGP Allgon is the largest acquisition we have completed and the complex process of integrating LGP Allgon requires significant resources. We have incurred and will continue to incur significant costs and commit significant management time in integrating LGP Allgon’s operations, information, communications and other systems and personnel, among other items. The integration of these businesses has resulted and will continue to result in cash outflows related to the integration process, such as:

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of the acquired businesses; and

•	integrating technology and personnel.

We have begun the process of implementing a new worldwide enterprise resource planning system and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our systemic internal controls.

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the planning phases for this implementation and intend to convert our enterprise resource planning systems during the next eighteen months to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

There have been significant reductions in customer demand for our products, and if this continues, our operating results will continue to be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2004 and the first six months of 2005, a significant portion of this increase was due to the acquisition of LGP Allgon. During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. This reduction in spending by wireless network operators also resulted in reduced purchases by wireless original equipment manufacturers, whose primary customers are wireless network operators. As a result, our revenues decreased during fiscal 2003 to $239.1 million from $384.9 million in fiscal 2002. Revenues from wireless network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. If these reductions in overall market demand continue to result in significant reductions in future demand for our products, our revenues will be flat or down and our results of operations will be negatively impacted.

We have also experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in continued reduced demand for our products which will have a material adverse effect on our business.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The average sales price for our radio frequency power amplifier products declined by between 2% to 23% from fiscal 2003 to fiscal 2004. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the U.S., Europe and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians predominantly located in Asia. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

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

If the consummation of our proposed acquisition of selected assets of REMEC’s wireless systems business is delayed or otherwise fails to be completed within a reasonable period of time, our business and operating results may be adversely impacted

In connection with the proposed acquisition of selected assets of REMEC’s wireless systems business, we have discussed the expected benefits of the combined businesses with our customers and dedicated significant resources in developing plans for the integration. If the consummation of the acquisition is delayed or fails to be completed, our customers may delay purchasing decisions or we may be required to divert resources from our existing business to try and close the transaction, either of which would adversely impact our operating results. In addition, we have incurred significant expenses in connection with the acquisition that have been capitalized as part of the proposed acquisition. If we fail to complete the acquisition and are not compensated by REMEC, these costs will be expensed and will adversely impact our operating results in the period such expense is recognized.

There are significant risks related to our internal and contract manufacturing operations in Asia.

As part of our strategy to reduce our production costs, we have outsourced the majority of our radio frequency power amplifier manufacturing operations to contract manufacturers in China, Singapore and Thailand. We also maintain our own manufacturing operations in China, Estonia and Sweden, as well as limited capability in the United States. The Chinese legal system lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in the United States and makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Also, manufacturing our products and utilizing contract manufacturers, as well as other suppliers throughout the Asia region, exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States.

Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments during the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable.

We require air or ocean transport to ship products built in Asia to our customers. Transportation costs would escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers, our delivery of products could be adversely delayed.

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

For the six months ended July 3, 2005, and fiscal years 2004, 2003 and 2002, international revenues (excluding North American sales) accounted for approximately 70%, 71%, 46% and 33% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

•	compliance with multiple and potentially conflicting regulations in Europe, Asia, North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including dealings with unionized labor pools in Europe;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States and the rest of the world; and

•	political or civil turmoil.

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

In addition, the increase in the number of shares of our outstanding Common Stock due to the potential conversion of our outstanding convertible debt instruments would add approximately 30.4 million shares of Common Stock and the issuance of 10 million additional shares as part of the proposed REMEC Wireless acquisition may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

We may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses and managing the worldwide aspects of our company, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $330.0 million of outstanding convertible debt that we issued in 2003 and 2004. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports, beginning with our Annual Report on Form 10-K for the fiscal year ended January 2, 2005. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent registered public accounting firm to audit management’s report.

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

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. For fiscal 2005, our internal control assessment under Section 404 will also include, for the first time, the operations acquired with LGP Allgon which significantly expands the scope our evaluation, testing and remediation efforts. In addition, we have begun the process of replacing our enterprise resource planning system and such system replacement during fiscal 2006 may create unanticipated delays in completing the documentation and testing requirements of Section 404. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At July 3, 2005, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 70% of our net sales during the six months ended July 3, 2005, 71% of our fiscal 2004 net sales, 46% of our fiscal 2003 net sales and 33% of our fiscal 2002 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Although we currently invoice a large percentage of our international customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk in several ways, including the weakening of an international customer’s local currency and banking market that may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

The functional currencies of our subsidiaries in Sweden and China are their local currencies. We maintain intercompany loan balances denominated in U.S. Dollars with these subsidiaries. As such, a change in the value of the local currency to the U.S. Dollar will give rise to foreign exchange gains and losses in our consolidated results of operations or cashflows.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. The Company is susceptible to material impacts of changes in foreign exchanges rates, particularly changes in the U.S. Dollar versus the Swedish Krona and Euro. Although difficult to quantify, such changes could have a material effect on our consolidated results of operations or cashflows.

Interest Rate Risk

As of July 3, 2005, we had cash and cash equivalents of approximately $284.0 million in both interest and non-interest bearing accounts including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.02 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during the first six months of 2005, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at July 3, 2005, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first six months of 2005 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.48	Amendment to Severance Agreement between Powerwave Technologies, Inc. and Bruce C. Edwards dated May 3, 2005.

10.49	Amendment to Change of Control Agreement between Powerwave Technologies, Inc. and Bruce C. Edwards dated May 3, 2005.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2005

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Senior Vice President, Finance and Chief Financial Officer