Form 10-Q
period 2005-10-02
POWERWAVE TECHNOLOGIES INC
filed 2005-11-14
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 4, 2005, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 110,598,606.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon and REMEC, Inc.’s wireless systems businesses (“REMEC Wireless”), the timing and cost to acquire the remaining outstanding common shares of LGP Allgon under compulsory acquisition proceedings, restructuring charges, the completion of integration activities related to LGP Allgon, REMEC Wireless and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in “Additional Factors That May Affect Our Future Results” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 2, 2005	January 2, 2005
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$217,843	$147,451
Restricted cash	6,550	6,815
Short-term investments	—	135,200
Accounts receivable, net of allowance for sales returns and doubtful accounts of $5,370 and $6,309 at October 2, 2005 and January 2, 2005, respectively	210,866	133,060
Inventories, net	111,846	65,819
Prepaid expenses and other current assets	29,304	26,311

Total current assets	576,409	514,656
Property, plant and equipment, net	178,831	146,430
Goodwill	278,530	277,223
Other non-current assets	84,664	82,462

TOTAL ASSETS	$1,118,434	$1,020,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$103,254	$79,534
Accrued expenses and other current liabilities	111,610	90,990

Total current liabilities	214,864	170,524
Long-term debt	330,000	330,000
Other non-current liabilities	3,263	4,635

Total liabilities	548,127	505,159

Commitments and contingencies (Note 9)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 110,547 shares issued and outstanding at October 2, 2005 and 99,411 shares issued and outstanding at January 2, 2005	572,355	485,318
Accumulated other comprehensive income (loss)	(6,803)	57,029
Retained earnings (accumulated deficit)	4,755	(26,735)

Total shareholders’ equity	570,307	515,612

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,118,434	$1,020,771

Note: January 2, 2005 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales	$217,823	$138,291	$566,336	$317,496
Cost of sales:
Cost of goods	160,217	101,901	416,110	245,956
Intangible asset amortization	2,120	1,643	5,861	2,771
Acquired inventory incremental costs	1,405	—	1,405	972

Total cost of sales	163,742	103,544	423,376	249,699

Gross profit	54,081	34,747	142,960	67,797
Operating expenses:
Sales and marketing	10,037	9,818	28,681	19,672
Research and development	14,789	11,533	44,843	33,868
General and administrative	10,811	7,193	29,505	16,683
Intangible asset amortization	2,031	2,666	5,892	4,434
In-process research and development	—	—	350	23,450
Restructuring and impairment charges	116	102	116	2,103

Total operating expenses	37,784	31,312	109,387	100,210

Operating income (loss)	16,297	3,435	33,573	(32,413)
Other income (expense), net	(1,736)	(312)	1,416	24

Income (loss) before income taxes	14,561	3,123	34,989	(32,389)
Provision for (benefit from) income taxes	1,456	324	3,499	(1,763)

Net income (loss)	$13,105	$2,799	$31,490	$(30,626)

Basic income (loss) per share	$0.13	$0.03	$0.31	$(0.35)

Diluted income (loss) per share	$0.11	$0.03	$0.27	$(0.35)

Basic weighted average common shares	103,473	104,343	100,927	86,467

Diluted weighted average common shares	136,214	104,837	133,192	86,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income (loss)	$13,105	$2,799	$31,490	$(30,626)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,623	13,768	(63,832)	17,558

Comprehensive income (loss)	$17,728	$16,567	$(32,342)	$(13,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 2, 2005	October 3, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,490	$(30,626)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	34,347	24,709
In-process research and development charges	350	23,450
Non-cash restructuring and impairment charges	—	458
Provision for sales returns and doubtful accounts	2,508	770
Provision for excess and obsolete inventories	9,352	1,420
Deferred income taxes	(2,290)	(2,285)
Gain on disposal of assets	(821)	(423)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(59,534)	6,512
Inventories	(23,875)	(6,585)
Prepaid expenses and other current assets	1,944	(2,051)
Accounts payable	3,492	(28,676)
Accrued expenses and other current liabilities	390	(3,045)
Other non-current assets	919	(1,609)
Other non-current liabilities	(412)	(93)

Net cash used in operating activities	(2,140)	(18,074)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(25,639)	(10,251)
Restricted cash	(651)	—
Maturities of short-term investments	135,200	17,750
Proceeds from the sale of property, plant and equipment	1,234	1,073
Proceeds from sale of assets held for sale	4,260	6,381
Proceeds from sale of business	1,062	—
Acquisitions, net of cash acquired	(48,472)	(88,299)

Net cash provided by (used in) investing activities	66,994	(73,346)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank debt	—	14,722
Principal payments on bank debt	—	(42,872)
Proceeds from stock–based compensation arrangements	7,425	2,482

Net cash provided by (used in) financing activities	7,425	(25,668)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,887)	(1,041)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70,392	(118,129)
CASH AND CASH EQUIVALENTS, beginning of period	147,451	179,853

CASH AND CASH EQUIVALENTS, end of period	$217,843	$61,724

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

The results of operations for the three and nine months ended October 2, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending January 1, 2006 (“fiscal 2005.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

On September 2, 2005, Powerwave completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Acquisition”). These condensed consolidated financial statements include the operations of the REMEC Acquisition from September 3, 2005 forward. During the second quarter of fiscal 2004, Powerwave completed its acquisition of LGP Allgon. Therefore, these condensed consolidated financial statements include the operations of LGP Allgon from May 2004 forward.

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

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the third quarter of fiscal years 2005 and 2004 were $4.11 per share and $2.05 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the three and nine months ended October 2, 2005 and October 3, 2004 would have approximated the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net income (loss):
As reported	$13,105	$2,799	$31,490	$(30,626)
Deduct: Additional expense from fair value method, net of tax	(361)	(1,366)	(1,940)	(3,894)

Basic pro forma net income (loss)	12,744	1,433	29,550	(34,520)
Add: Interest expense of convertible debt, net of tax	1,594	—	4,781	—

Diluted pro forma net income (loss)	$14,338	$1,433	$34,331	$(34,520)

Basic income (loss) per share:
As reported	$0.13	$0.03	$0.31	$(0.35)
Pro forma	$0.12	$0.01	$0.29	$(0.40)
Diluted income (loss) per share:
As reported	$0.11	$0.03	$0.27	$(0.35)
Pro forma	$0.11	$0.01	$0.26	$(0.40)

The fair value of options granted under the Company’s stock incentive plans during the first nine months of fiscal 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

Nine Months Ended
	October 2, 2005	October 3, 2004
Weighted average risk-free interest rate	3.6% - 4.2%	2.2% - 2.8%
Expected life (in years)	5.9	5.2
Expected stock volatility	46% - 50%	53% - 71%
Dividend yield	None	None

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission approved a delay to the effective date of SFAS 123R. Under the SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after January 1, 2006 and to unvested options at the date of adoption. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

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

Note 3.	Inventories

Net inventories consist of the following:

	October 2, 2005	January 2, 2005
Parts and components	$47,567	$32,868
Work-in-process	5,783	2,183
Finished goods	58,496	30,768

Total inventories	$111,846	$65,819

Inventories are net of an allowance for excess and obsolete inventory of approximately $13.9 million and $15.7 million as of October 2, 2005 and January 2, 2005, respectively.

Note 4.	Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended October 2, 2005 is as follows:

	Telecom	Contract Manufacturing	Total
Balance, January 2, 2005	$255,320	$21,903	$277,223
Goodwill from acquisitions	41,633	—	41,633
Effect of exchange rates	(37,100)	(3,226)	(40,326)

Balance, October 2, 2005	$259,853	$18,677	$278,530

Note 5.	Other Income, Net

Other income, net, includes interest income, interest expense, gains and losses on foreign currency transactions, and other miscellaneous income and expense. The components of other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Interest income	$2,030	$435	$5,515	$1,756
Interest expense	(1,923)	(907)	(5,793)	(2,458)
Foreign currency gain (loss), net	(2,120)	(1,426)	781	(1,378)
Other income, net	277	1,586	913	2,104

Total	$(1,736)	$(312)	$1,416	$24

Note 6.	Restructuring and Impairment Charges

Integration of REMEC’s Wireless Systems Business

In connection with the REMEC Acquisition during the third quarter of fiscal 2005, the Company formulated and began to implement its plan to restructure and integrate the combined operations. As a result, Powerwave recorded restructuring charges related to its operations of approximately $0.1 million during the third quarter ended October 2, 2005. These charges are included in restructuring and impairment charges within operating expenses in the accompanying condensed consolidated statement of operations. Additionally, the Company recognized $5.0 million as severance payments or liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The implementation of the restructuring and integration plan is in its initial stages and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006.

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

A summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the year ended January 2, 2005 and the nine months ended October 2, 2005 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at December 28, 2003	$20	$—	$—	$20
Amounts assumed from LGP Allgon	464	3,348	863	4,675
Amounts accrued in purchase accounting	14,067	2,788	1,348	18,203
Amounts expensed	2,151	458	—	2,609
Amounts paid/incurred	(5,540)	(4,111)	(1,679)	(11,330)
Effect of exchange rates	1,592	1,518	67	3,177

Balance at January 2, 2005	12,754	4,001	599	17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	8,674	—	—	8,674
Amounts paid/incurred	(12,570)	(821)	(535)	(13,926)
Effect of exchange rates	(1,747)	(66)	(46)	(1,859)

Balance at October 2, 2005	$7,174	$3,114	$270	$10,558

The accrued restructuring liability at October 2, 2005 for workforce reductions is expected to be paid during the remainder of fiscal year 2005 and the liability for facility closures is expected to be paid over the remaining lease terms which end in 2011.

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

Powerwave recorded an effective tax rate of 10% for the nine months ended October 2, 2005. The rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that had a full valuation allowance; the impact of the distribution of earnings and losses in various tax jurisdictions; and the impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult for the Company to predict its earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of October 2, 2005, Powerwave had a consolidated net deferred tax asset of approximately $1.0 million related to certain foreign jurisdictions. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits. The Company has a full valuation allowance against its U.S. deferred tax assets due to its cumulative U.S. loss position and uncertainties involved in generating sufficient U.S. taxable income in the future.

Note 8.	Acquisitions

On September 2, 2005, the Company completed the REMEC Acquisition pursuant to the Asset Purchase Agreement entered into by the Company and REMEC, Inc. (“REMEC”) on March 13, 2005, and as amended on July 11, 2005. As consideration, the Company paid a purchase price consisting of $40 million in cash, and 10 million shares of the Company’s common stock, valued at $79.5 million based upon the average closing price for the three days before and after the announcement of the transaction. The purchase price is subject to certain post-closing adjustments. To cover any potential indemnification claims, REMEC deposited $15 million of the purchase price into an escrow.

The aggregate purchase price of the REMEC Acquisition was comprised of the following:

Common stock	$79,500
Cash	40,000
Transaction costs paid by Powerwave	2,528

Total purchase price	$122,028

In connection with the acquisition, the Company began to formulate and implement a plan to restructure and integrate the operations of the combined companies. Initial estimated costs to restructure and integrate the REMEC operations were included in the preliminary allocation of the purchase consideration. See “Note 6. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

The Company has completed a preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management with the assistance of independent valuation specialists. Such allocation and amounts may change as management finalizes its valuation of identified intangibles, restructuring and integration plan, product line rationalization decisions, as well as its final evaluation of liabilities associated with warranty obligations assumed in the REMEC Acquisition. Additional costs to restructure and integrate the REMEC operations recorded in future periods will be recorded as an adjustment to goodwill. Based on these preliminary estimates, Powerwave allocated approximately $28.7 million to various identifiable intangible assets related to technology and customers, with a weighted average life of 4 years. In addition, Powerwave wrote up the acquired REMEC Wireless finished goods inventory to fair value, all of which was sold during the third quarter of fiscal 2005 and resulted in a charge of $1.4 million.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the REMEC Acquisition:

Assets:
Current assets	$77,504
Goodwill	32,973
Identifiable intangible assets	28,720
Other non-current assets	39,964

Total assets:	179,161

Liabilities:
Current liabilities	(56,205)
Other non-current liabilities	(928)

Total liabilities	(57,133)

Total purchase price	$122,028

The following unaudited pro forma financial information for the three and nine months ended October 2, 2005 and October 3, 2004, assumes that the REMEC Acquisition had occurred on the first day of each period presented. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Three Months Ended		Nine Months Ended
	(pro forma)
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales	$244,623	$197,581	$734,918	$511,782

Net income (loss)	$10,753	$(6,671)	$13,477	$(129,914)

Basic income (loss) per share	$0.09	$(0.06)	$0.12	$(1.35)

Diluted income (loss) per share	$0.08	$(0.06)	$0.12	$(1.35)

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

Powerwave is subject to various legal proceedings from time to time as part of its business. As of October 2, 2005, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 10.	Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the nine months ended October 2, 2005 and October 3, 2004 are as follows:

	Nine Months Ended
Description	October 2, 2005	October 3, 2004
Warranty reserve beginning balance	$10,164	$4,829
Reserve balances assumed in acquisitions	8,544	7,385
Reductions for warranty costs incurred	(2,920)	(3,390)
Warranty accrual related to current period sales	1,753	2,130
Change in estimate related to previous warranty accruals	6,057	451
Effect of exchange rates	(799)	335

Warranty reserve ending balance	$22,799	$11,740

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements that had a material adverse effect on the Company’s results of operations. A description of significant contractual guarantees and indemnities existing as of October 2, 2005 is included below:

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

General Contractual Indemnities/Products Liability

During the normal course of business, the Company enters into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by the Company’s products or for damages caused by the Company’s actions. The Company’s indemnification obligations under such agreements may or may not be limited in duration and are generally not limited in amount when such claim is related to personal injury or actual property damage, but all other types of claims generally have some limit in amount. Historically, any amounts payable pursuant to such contractual indemnities have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery to the Company in the event of an indemnification claim.

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

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Diluted earnings per share for the three and nine months ended October 2, 2005 includes the add-back of interest expense (net of tax) of approximately $1.6 million and $4.8 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 and 30,427,017 shares, respectively, as well as stock options under the treasury stock method of 2,314,199 and 1,837,806 shares, respectively. Potential common shares of 12,392,757 and 13,350,230 have been excluded from diluted weighted average common shares for the three and nine months ended October 3, 2004, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Basic:
Net income (loss)	$13,105	$2,799	$31,490	$(30,626)
Weighted average common shares	103,473	104,343	100,927	86,467
Basic income (loss) per share	$0.13	$0.03	$0.31	$(0.35)

Diluted:
Net income (loss)	$13,105	$2,799	$31,490	$(30,626)
Interest expense of convertible debt, net of tax	1,594	379	4,781	—

Net income (loss), as adjusted	$14,699	$3,178	$36,271	$(30,626)

Weighted average common shares	103,473	104,343	100,927	86,467
Potential common shares	32,741	494	32,265	—

Weighted average common shares, as adjusted	136,214	104,837	133,192	86,467

Diluted income (loss) per share	$0.11	$0.03	$0.27	$(0.35)

Note 12.	Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the nine months ended October 2, 2005 and October 3, 2004, sales to customers that accounted for 10% or more of revenues totaled $198.5 million and $117.3 million, respectively. Sales to Nokia accounted for approximately 13% and 10% while sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 11% and 27% of total revenues during such periods, respectively. During the nine months ended October 2, 2005, sales to one additional customer accounted for approximately 11% of revenues.

As of October 2, 2005, approximately 27% of total accounts receivable related to three customers that each accounted for 10% or more of Powerwave’s total revenue during the first nine months of 2005. The inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As a result of its acquisition of LGP Allgon in fiscal 2004, Powerwave operates in two reportable business segments: “Wireless Communications” and “Contract Manufacturing.” Sales in the wireless communications segment are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. The acquired operations from the REMEC Acquisition are included in the wireless communications business segment. Sales in the contract manufacturing segment are derived primarily from the sale of advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. These two reportable segments are regularly evaluated by the Company’s executive management in deciding how to allocate resources and in assessing performance. The accounting policies for each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

The following schedule presents an analysis of certain financial information for these two business segments:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales:
Wireless communications	$207,992	$130,943	$534,918	$304,222
Contract manufacturing	9,831	7,348	31,418	13,274

Total net sales	$217,823	$138,291	$566,336	$317,496

Operating income (loss):
Wireless communications	$16,563	$2,728	$33,784	$(32,768)
Contract manufacturing	(266)	707	(211)	355

Total operating income (loss)	$16,297	$3,435	$33,573	$(32,413)

	October 2, 2005	January 2, 2005
Total assets:
Wireless communications	$1,081,003	$982,519
Contract manufacturing	37,431	38,252

Total assets	$1,118,434	$1,020,771

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We also operate a contract manufacturing business under the tradename of “Arkivator” that was acquired as part of our purchase of LGP Allgon in the second quarter of fiscal 2004. This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 6% of our revenues for the nine months ended October 2, 2005.

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

During fiscal 2003, we focused on restructuring Powerwave to lower our operating cost structure while ensuring that we maintained our operating flexibility to support future growth in the industry. During fiscal 2004, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously had operated independently, which was a complex, costly and time-consuming process. We continue to implement our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours and currently expect that such efforts will be fully completed by the fourth quarter of fiscal 2005. In the third quarter of fiscal 2005, we completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Acquisition”). We believe that the product offerings and customer relationships included as part of the REMEC Acquisition are highly complimentary with those of Powerwave and that this acquisition has further strengthened our position in the global wireless infrastructure market and improved our ability to provide more complete end-to-end solutions for our customers’ complex network requirements.

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

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for standard warranty-related costs based on our actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We also have contractual commitments to various customers that require us to incur costs to repair an epidemic defect with respect to our products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to us and the costs of repair can be reasonably estimated. While we have occasionally experienced significant unanticipated repair costs, we cannot guarantee that we will not experience significant costs to repair epidemic defects in the future. A significant increase in product return rates, a significant increase in the costs to repair our products, or an unexpected epidemic defect in our products, could have a material adverse effect on our operating results during the period in which such returns or additional costs materialize.

Accruals for Restructuring and Impairment Charges

In connection with the REMEC Acquisition during the third quarter of fiscal 2005, the Company formulated and began to implement its plan to restructure and integrate the combined operations. As a result, Powerwave recorded restructuring charges related to its operations of approximately $0.1 million during the third quarter ended October 2, 2005. These charges are included in restructuring and impairment charges within operating expenses in the accompanying condensed consolidated statement of operations. Additionally, the Company recognized $5.0 million as severance payments or liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The implementation of the restructuring and integration plan is in its initial stages and further actions are expected pending certain product related decisions and the further assessment of workforce and facility related requirements. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the provisions of SFAS 123R, companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. On April 14, 2005, the Securities and Exchange Commission approved a delay to the effective date of SFAS 123R. Under the SEC rule, SFAS 123R is effective for annual periods that begin after June 15, 2005. SFAS 123R applies to all awards granted, modified, repurchased or cancelled by the Company after January 1, 2006 and to unvested options at the date of adoption. The Company is currently evaluating the method of adoption and the effect that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended October 2, 2005 and October 3, 2004:

	Three Months Ended		Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	73.6	73.7	73.5	77.5
Intangible asset amortization	1.0	1.2	1.0	0.9
Acquired inventory incremental costs	0.6	—	0.3	0.2

Total cost of sales	75.2	74.9	74.8	78.6

Gross profit	24.8	25.1	25.2	21.4
Operating expenses:
Sales and marketing	4.6	7.1	5.1	6.2
Research and development	6.8	8.3	7.9	10.7
General and administrative	4.9	5.2	5.2	5.3
Intangible asset amortization	0.9	1.9	1.0	1.3
In-process research and development	—	—	0.1	7.4
Restructuring and impairment charges	0.1	0.1	—	0.7

Total operating expenses	17.3	22.6	19.3	31.6

Operating income (loss)	7.5	2.5	5.9	(10.2)
Other income, net	(0.8)	(0.2)	0.3	—

Income (loss) before income taxes	6.7	2.3	6.2	(10.2)
Provision for (benefit from) income taxes	0.7	0.3	0.6	(0.6)

Net income (loss)	6.0%	2.0%	5.6%	(9.6)%

Three Months ended October 2, 2005 and October 3, 2004

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

Sales increased by 57.5% to $217.8 million, for the quarter ended October 2, 2005, from $138.3 million, for the quarter ended October 3, 2004. This increase was primarily due to increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services. These types of services include both data and video and are commonly referred to as 3G services. The increase versus the prior year also was due partially to the completion of REMEC Acquisition during the third quarter of fiscal 2005, which resulted in our recognizing revenues of approximately $19 million from the former REMEC Wireless operations for the month of September 2005. The following table presents an analysis of our net sales based upon business segment:

	Three Months Ended (dollars in thousands)
Segment	October 2, 2005		October 3, 2004
Wireless communications	$207,992	96%	$130,943	95%
Contract manufacturing	9,831	4%	7,348	5%

Total net sales	$217,823	100%	$138,291	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	October 2, 2005		October 3, 2004
Antenna systems	$77,483	37%	$38,860	30%
Base station systems	107,627	52%	68,762	52%
Coverage systems	22,882	11%	23,321	18%

Total	$207,992	100%	$130,943	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna and base station systems during the three months ended October 2, 2005 as compared to the three months ended October 3, 2004 is primarily a result of increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services.

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

	Three Months Ended (dollars in thousands)
Geographic Area	October 2, 2005		October 3, 2004
Americas	$94,995	43%	$32,271	23%
Asia Pacific	17,457	8%	15,980	12%
Europe	103,593	48%	84,390	61%
Other international	1,778	1%	5,650	4%

Total net sales	$217,823	100%	$138,291	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased in the third quarter of fiscal 2005 as compared to the third quarter of 2004, primarily as a result of increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended October 2, 2005, total sales to Cingular Wireless accounted for approximately 17% of sales and Nokia accounted for 10% or more of sales for the quarter. For the quarter ended October 3, 2004, total sales to Nortel accounted for approximately 16% of sales. The decrease in the percentage of our sales to Nortel during the quarter ended October 2, 2005 is the result of our substantially increased total revenues, as well as a reduction in demand for products purchased by Nortel. Our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As a result, our revenues could be significantly reduced if a large customer reduced its demand for our products.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	October 2, 2005		October 3, 2004
Net sales	$217,823	100.0%	$138,291	100.0%
Cost of sales:
Cost of sales	160,217	73.6%	101,901	73.7%
Intangible asset amortization	2,120	1.0%	1,643	1.2%
Acquired inventory incremental costs	1,405	0.6%	—	—%

Total cost of sales	163,742	75.2%	103,544	74.9%

Gross profit	$54,081	24.8%	$34,747	25.1%

Our gross profit margins decreased slightly during the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 due to increased costs of intangible asset amortization and acquired inventory incremental costs related to the write up of acquired REMEC Wireless finished goods inventory to fair value which were sold during the period. These costs are primarily related to our acquisitions of LGP Allgon and REMEC Wireless.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	October 2, 2005		October 3, 2004
Sales and marketing	$10,037	4.6%	$9,818	7.1%
Research and development	14,789	6.8%	11,533	8.3%
General and administrative	10,811	4.9%	7,193	5.2%
Intangible asset amortization	2,031	0.9%	2,666	1.9%
Restructuring and impairment charges	116	0.1%	102	0.1%

Total operating expenses	$37,784	17.3%	$31,312	22.6%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $0.2 million, or 2%, during the quarter ended October 2, 2005 as compared to the quarter ended October 3, 2004. The increase resulted primarily due to accruals for sales commissions due to higher revenues and for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $3.3 million, or 28%, during the quarter ended October 2, 2005 as compared to the quarter ended October 3, 2004. A portion of this increase is a result of our acquisition of REMEC Wireless, which included expenses for September 2005. An additional component of the increase is the accrual for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $3.6 million, or 50%, during the quarter ended October 2, 2005 as compared to the quarter ended October 3, 2004. This increase was due to several factors including our acquisition of REMEC Wireless, which included expenses for September 2005, approximately $0.5 million of costs incurred for documentation and testing of our internal controls over financial reporting at locations acquired in our acquisition of LGP Allgon in 2004, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. There were no bonus accruals in the third quarter of 2004.

Amortization of customer-related intangibles, primarily from the LGP Allgon and REMEC Wireless acquisitions, amounted to $2.0 million for the third fiscal quarter of 2005, compared to $2.7 million in the third quarter of 2004.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (dollars in thousands)
	October 2, 2005		October 3, 2004
Interest income	$2,030	0.9%	$435	0.3%
Interest expense	(1,923)	(0.9)%	(907)	(0.6)%
Foreign currency loss, net	(2,120)	(0.9)%	(1,426)	(1.0)%
Other income, net	277	0.1%	1,586	1.1%

Other income, net	$(1,736)	(0.8)%	$(312)	(0.2)%

Interest income increased by $1.6 million during the quarter ended October 2, 2005 primarily due to increased cash balances following the issuance of our 1.875% subordinated convertible notes in November 2004 as well as increased short-term interest rates. This was offset by $1.0 million of additional interest expense during the quarter ended October 2, 2005 primarily due to the interest expense associated with such subordinated convertible notes. During the quarter ended October 2, 2005, we recognized a net foreign currency loss of $2.1 million, which was primarily due to the impact of an increase in value of the Swedish Krona as compared to both the U.S. Dollar and the Euro. We do not have an active foreign currency hedging program in place and are subject to gains and losses based upon changes in exchange rates.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that were fully reserved and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 10% during the quarter ended October 2, 2005 as compared to a tax provision rate of 10.4% for the quarter ended October 3, 2004. Given the global scope of our operations and the difficulty in predicting our earnings in each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income

The following table presents a reconciliation of operating income to net income:

	Three Months Ended (dollars in thousands)
	October 2, 2005	October 3, 2004
Operating income	$16,297	$3,435
Other loss, net	(1,736)	(312)

Income before income taxes	14,561	3,123
Provision for income taxes	1,456	324

Net income	$13,105	$2,799

Our net income for the quarter ended October 2, 2005 of $13.1 million compared to a net income of $2.8 million for the quarter ended October 3, 2004. The increase in net income during the third quarter of fiscal 2005 as compared to the third quarter of 2004 is primarily the result of increased revenue and realized cost synergies from integration of our global operations.

Nine Months ended October 2, 2005 and October 3, 2004

Net Sales

Sales increased by 78% to $566.3 million, for the nine months ended October 2, 2005, from $317.5 million, for the nine months ended October 3, 2004. This increase was primarily due to the impact of our acquisition of LGP Allgon during the second quarter of fiscal 2004. The first nine months of 2005 include the results of LGP Allgon for the entire period while the first nine months of 2004 only include the results of LGP Allgon for May to September 2004. The first nine months of 2005 also include the results of the REMEC Acquisition for the month of September. The first nine months of 2005 also benefited from increased demand for wireless infrastructure products. The following table presents an analysis of our net sales based upon business segment:

	Nine Months Ended (dollars in thousands)
Segment	October 2, 2005		October 3, 2004
Wireless communications	$534,918	94%	$304,222	96%
Contract manufacturing	31,418	6%	13,274	4%

Total net sales	$566,336	100%	$317,496	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Nine Months Ended (dollars in thousands)
Wireless Communications Product Group	October 2, 2005		October 3, 2004
Antenna systems	$170,153	32%	$69,620	23%
Base station systems	301,099	56%	198,197	65%
Coverage systems	63,666	12%	36,405	12%

Total	$534,918	100%	$304,222	100%

The increase in all three product groups during the nine months ended October 2, 2005 as compared to the nine months ended October 3, 2004 is a result of our acquisition of LGP Allgon as well as increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine Months Ended (dollars in thousands)
Geographic Area	October 2, 2005		October 3, 2004
Americas	$202,402	36%	$105,795	33%
Asia Pacific	53,066	9%	41,335	13%
Europe	303,450	54%	162,779	51%
Other international	7,418	1%	7,587	3%

Total net sales	$566,336	100%	$317,496	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased during the first nine months of fiscal 2005 as compared to the first nine months of 2004 as a result of our acquisition of LGP Allgon as well as increased demand for wireless infrastructure products. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area.

For the nine months ended October 2, 2005, total sales to Nokia accounted for approximately 13% of sales and sales to Nortel, Cingular and Ericsson each accounted for 10% or more of sales. For the nine months ended October 3, 2004, total sales to Nortel accounted for approximately 27% of sales and sales to Nokia accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel during the first nine months ended October 2, 2005 is the result of our acquisition of LGP Allgon, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel. Notwithstanding the LGP Allgon acquisition, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As a result, our revenues could be significantly reduced if a large customer reduced its demand for our products.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine Months Ended (dollars in thousands)
	October 2, 2005		October 3, 2004
Net sales	$566,336	100.0%	$317,496	100.0%
Cost of sales:
Cost of sales	416,110	73.5%	245,956	77.5%
Intangible asset amortization	5,861	1.0%	2,771	0.9%
Acquired inventory incremental costs	1,405	0.3%	972	0.2%

Total cost of sales	423,376	74.8%	249,699	78.6%

Gross profit	$142,960	25.2%	$67,797	21.4%

Our gross profit margins improved during the first nine months of fiscal 2005 due to the increased revenue and cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon, as well as cost reductions realized from the relocation and consolidation of certain manufacturing activities to lower cost locations in Asia. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisition of LGP Allgon.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine Months Ended (dollars in thousands)
Operating Expenses	October 2, 2005		October 3, 2004
Sales and marketing	$28,681	5.1%	$19,672	6.2%
Research and development	44,843	7.9%	33,868	10.7%
General and administrative	29,505	5.2%	16,683	5.3%
Intangible asset amortization	5,892	1.0%	4,434	1.3%
In-process research and development	350	0.1%	23,450	7.4%
Restructuring and impairment charges	116	—%	2,103	0.7%

Total operating expenses	$109,387	19.3%	$100,210	31.6%

Sales and marketing expenses increased by $9.0 million, or 46%, during the nine months ended October 2, 2005 as compared to the nine months ended October 3, 2004. The increase resulted from our acquisition of LGP Allgon, as well as increased revenues and the associated increase in commission payments and accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

Research and development expenses increased by $11.0 million, or 32%, during the nine months ended October 2, 2005 as compared to the nine months ended October 3, 2004. This increase is due to our acquisition of LGP Allgon, which significantly increased the number of people working in our research and development area as well as increased the number of product areas within which such work is undertaken in, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

This increase was partially offset by savings realized as part of our integration activities from personnel reductions and facility consolidations.

General and administrative expenses increased $12.8 million, or 77%, during the nine months ended October 2, 2005 as compared to the nine months ended October 3, 2004. This increase was due to our acquisition of LGP Allgon, which added multiple operating locations, as well as $1.5 million of additional costs associated with documentation and testing of our internal controls over financial reporting as part of our Sarbanes-Oxley compliance efforts. In addition, the first nine months of 2005 included accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. No bonus amounts were accrued in the first nine months of 2004.

Amortization of customer-related intangibles, primarily from the LGP Allgon acquisition, amounted to $5.9 million for the first nine months of 2005, compared to $4.4 million for the first nine months of 2004. We recorded a one-time charge of $0.4 million in the first nine months of 2005 for purchased in-process research and development that was expensed upon completion of the Kaval acquisition, compared to $23.5 million in the first nine months of 2004 that was expensed upon completion of the LGP Allgon acquisition. These charges related to certain product development activities that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Nine Months Ended (dollars in thousands)
	October 2, 2005		October 3, 2004
Interest income	$5,515	1.0%	$1,756	0.5%
Interest expense	(5,793)	(1.0)%	(2,458)	(0.8)%
Foreign currency gain (loss), net	781	0.1%	(1,378)	(0.4)%
Other income, net	913	0.2%	2,104	0.7%

Other income, net	$1,416	0.3%	$24	—%

Interest income increased by $3.8 million during the nine months ended October 2, 2005 primarily due to increased cash balances following the issuance of our 1.875% subordinated convertible notes in November 2004 and increased short-term interest rates as compared to 2004. This was offset by $3.3 million of additional interest expense during the nine months ended October 2, 2005 primarily due to the interest expense associated with such subordinated convertible notes. During the nine months ended October 2 2005, we recognized a foreign currency gain of approximately $0.8 million, compared to a foreign currency loss of $1.4 million for the first nine months of 2004. We cannot predict future foreign exchange gains or losses.

Provision for (Benefit from) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that were fully reserved in the fourth quarter of 2004 and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 10% during the nine months ended October 2, 2005 as compared to a tax benefit of 5.4% for the nine months ended October 3, 2004. Given the global scope of our operations and the difficulty in predicting our earnings in each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Nine Months Ended (dollars in thousands)
	October 2, 2005	October 3, 2004
Operating income (loss)	$33,573	$(32,413)
Other income, net	1,416	24
Income (loss) before income taxes	34,989	(32,389)
Provision for (benefit from) income taxes	3,499	(1,763)

Net income (loss)	$31,490	$(30,626)

The increase in net income during the first nine months of 2005 as compared to the first nine months of 2004 is primarily the result of increased revenue and realized cost synergies from our acquisition of LGP Allgon and the increase demand for wireless infrastructure products during 2005. In addition, the results for 2004 included $25.5 million of in-process research and development and restructuring and impairment charges.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of October 2, 2005, we had working capital of $361.5 million, including $217.8 million in unrestricted cash and cash equivalents as compared to working capital of $173.0 million at October 3, 2004, which included $130.2 million in unrestricted cash, cash equivalents and short-term investments. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the nine months ended October 2, 2005 and October 3, 2004:

	Nine Months Ended (dollars in thousands)
	October 2, 2005	October 3, 2004
Net cash provided by (used in):
Operating activities	$(2,140)	$(18,074)
Investing activities	66,994	(73,346)
Financing activities	7,425	(25,668)
Effect of foreign currency translation on cash and cash equivalents	(1,887)	(1,041)

Net increase (decrease) in cash and cash equivalents	$70,392	$(118,129)

Net cash used in operations during the nine months ended October 2, 2005 was $2.1 million as compared to $18.1 million of net cash used in operations during the nine months ended October 3, 2004. The increase in cash provided by operations during the first nine months of 2005 is primarily due to our improved profitability in 2005, which was partially offset by higher accounts receivable related to our increased revenues.

Net cash provided by investing activities during the first nine months of fiscal 2005 was $67.0 million as compared to net cash used in investing activities of $73.3 million during the first nine months of 2004. The increase of $140.3 million primarily related to maturities of short-term investments of $135.2 million during the nine months ended October 2, 2005 as compared to $17.8 million during the nine months ended October 3, 2004. During 2005, we ceased doing investments in auction rate securities since they are viewed as investments with beyond 3 months maturities, therefore maturing all short-term investments. During the first nine months of 2004, we incurred net acquisition costs of $88.3 million related to the LGP Allgon acquisition and the purchase of shares of LGP Allgon for cash. In addition, we generated $4.3 million in proceeds from the disposition of certain assets held for sale that were acquired in the LGP Allgon acquisition and spent $48.5 million for the Kaval and the REMEC acquisitions during the first nine months of fiscal 2005. Total capital expenditures during the nine months ended October 2, 2005 and October 3, 2004 were approximately $25.6 million and $10.3 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. The increase in capital spending in 2005 is largely related to additional manufacturing equipment purchased for our Arkivator subsidiary. We expect our capital spending requirements for the remainder of this year to range between $5 million and $10 million, consisting of test and production equipment, as well as computer hardware and software primarily related to our planned implementation of Oracle, our new worldwide enterprise resource planning system.

The $7.4 million in net cash provided by financing activities during the nine months ended October 2, 2005 as compared to the $25.7 million in net cash used in financing activities during the nine months ended October 3, 2004, was primarily proceeds from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan. The amounts in 2004 reflect the pay-down of debt assumed in our acquisition of LGP Allgon.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of October 2, 2005, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At October 2, 2005, we had $330.0 million of long-term debt, consisting of our outstanding $130.0 million 1.25% convertible subordinated notes due July 2008 and our $200.0 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 for additional information.

Capital Lease Obligations

Our current outstanding capital lease obligations of $2.2 million relate primarily to manufacturing and test equipment and are included as part of other current and non-current liabilities within our consolidated balance sheet.

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

We have initiated compulsory acquisition proceedings under Swedish law to acquire the remaining outstanding common shares of LGP Allgon that were not tendered in our exchange offer. We currently expect to pay approximately $4.2 million as additional purchase price related to such proceedings within the next twelve months.

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

As of October 2, 2005, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$10,750	$137,500	$254,375	$408,000
Capital lease obligations	1,425	796	—	26	2,247
Operating lease obligations	5,752	7,435	3,228	3,914	20,329
Purchase commitments with contract manufacturers	71,840	—	—	—	71,840
Other commitments	18,092	—	—	—	18,092
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$102,484	$18,981	$140,728	$258,315	$520,508

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

All stock option grants to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Chairman of the Board, Ronald J. Buschur, President and Chief Executive Officer; Kevin T. Michaels, Chief Financial Officer and Secretary; Robert J. Legendre, Senior Vice President, Global Operations; and Gregory K. Gaines, Vice President, Global Sales and Marketing. See the “Compensation Committee Report On Executive Compensation” appearing in the Company’s Annual Proxy Statement for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the nine months ended October 2, 2005, we granted options to purchase a total of 562,000 shares of Common Stock to employees. After deducting 704,159 shares for options forfeited, the result was net option forfeitures of 142,159. Net option forfeitures during the year represented 0.1% of our total outstanding common shares of 110,547,157 as of October 2, 2005. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Nine Months Ended October 2, 2005	Year Ended January 2, 2005	Year Ended December 28, 2003
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.1)%	0.2%	(0.5)%
Grants to executive officers during the period as a % of total options granted during the period	—	46.8%	18.0%
Grants to executive officers during the period as a % of total outstanding common shares	—	0.8%	0.4%
Cumulative options held by executive officers as a % of total options outstanding	34.0%	26.7%	16.1%

At October 2, 2005, a total of 1,852,062 options were available for grant under all of our option plans and a total of 162,121 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the nine months ended October 2, 2005:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 2, 2005	8,949,251	$ 0.82 - $67.08	$10.90	5,555,606	$13.18
Granted	562,000	$ 6.85 - $12.78	$8.36
Exercised	(905,668)	$ 1.33 - $12.08	$6.60
Canceled	(704,159)	$ 5.41 - $46.88	$14.81

Balance at October 2, 2005	7,901,424	$ 0.82 - $67.08	$10.86	5,488,097	$12.54

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of October 2, 2005. For purposes of this table, in-the-money stock options are those options with an exercise price less than $12.99 per share, the closing price of Powerwave Common Stock on September 30, 2005, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $12.99 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	4,088,165	$7.17	2,368,916	$6.84	6,457,081
Out-of-the-Money	1,399,932	$28.25	44,411	$17.66	1,444,343

Total Options Outstanding	5,488,097	$12.54	2,413,327	$7.04	7,901,424

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the nine months ended October 2, 2005, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of October 2, 2005. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 2, 2005		Value of Unexercised In-the-Money Options at October 2, 2005(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	266,666	83,334	$2,021,328	$631,672
Ronald J. Buschur	—	$—	633,332	266,668	$2,152,823	$1,957,177
Kevin T. Michaels	11,250	$120,425	387,895	196,355	$2,274,870	$1,499,725
Robert J. Legendre	50,000	$304,725	139,270	205,730	$893,966	$1,541,584
Gregory K. Gaines	—	$—	—	100,000	$—	$527,000

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $12.99, the Company’s closing Common Stock price reported by Nasdaq on September 30, 2005, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of October 2, 2005, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	7,901,424	$10.86	1,852,062
Not Approved by shareholders	—	—	—

Total	7,901,424	$10.86	1,852,062

Additional Factors That May Affect Our Future Results

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the nine months ended October 2, 2005, sales to Nokia accounted for approximately 13% of net sales and sales to Nortel, Cingular Wireless and Ericsson each accounted for 10% or more of our net sales. For fiscal year 2005, Cingular Wireless’ North American expansion plans for both GSM and WCDMA are responsible for a significant portion of our business. For the third quarter of fiscal 2005, direct sales to Cingular Wireless accounted for 17% of our net sales. We recognize revenues from the Cingular Wireless business through multiple channels, including direct sales to Cingular Wireless as well as indirect sales through various resellers and original equipment manufacturers such as Ericsson and Nokia, all of who supply products directly to Cingular Wireless. For fiscal year 2004, Nortel accounted for approximately 24% of our net sales and Nokia accounted for 10% or more of our net sales. The percentage of revenues and absolute sales to Nortel has decreased significantly during fiscal 2005, and we anticipate that this will continue. Our future success is dependent upon the continued purchases of our products by such customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

We may incur unanticipated costs as we complete the integration of our business with businesses we recently acquired.

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon and on September 2, 2005, we completed the REMEC Acquisition. These acquisitions involve the integration of companies and operations, many of which are based in different countries that previously have operated independently. This is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon and REMEC Wireless, and as a result, we may not successfully integrate these operations with our own in a timely manner, or at all. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the acquisitions, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of these acquisitions relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of these businesses.

In addition, the acquisition of LGP Allgon and REMEC’s Wireless systems business are the largest acquisitions we have completed and the complex process of integrating these businesses requires significant resources. We have incurred and will continue to incur significant costs and commit significant management time in integrating LGP Allgon’s and REMEC Wireless’ operations, information, communications and other systems and personnel, among other items. The integration of these businesses has resulted and will continue to result in cash outflows related to the integration process, such as:

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

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the planning phases for this implementation and intend to convert our enterprise resource planning systems during the next twelve months to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

There have been significant reductions in customer demand for our products, and if this continues, our operating results will continue to be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2004 and the first nine months of 2005, a significant portion of this increase was due to the acquisition of LGP Allgon. During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. This reduction in spending by wireless network operators also resulted in reduced purchases by wireless original equipment manufacturers, whose primary customers are wireless network operators. As a result, our revenues decreased during fiscal 2003 to $239.1 million from $384.9 million in fiscal 2002. Revenues from wireless network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. If these reductions in overall market demand continue to result in significant reductions in future demand for our products, our revenues will be flat or down and our results of operations will be negatively impacted.

During fiscal 2005, we have experienced a significant reduction in demand from Nortel. While to date we have been able to offset this reduction with demand from other customers, we cannot guarantee that we will be able to continue to generate new demand to offset reduction from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

We have also in the past experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in continued reduced demand for our products which will have a material adverse effect on our business.

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

If our contract manufacturers are unable to timely respond to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from other suppliers and subcontractors that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. We expect that we will incur such costs in the future.

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

Our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business, as well as future acquisitions or strategic alliances, may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

On September 2, 2005, the Company completed the REMEC Acquisition. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities. In addition to the REMEC Acquisition, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions subject us to numerous risks, including the following:

•	difficulty integrating the operations, technology and personnel of the acquired company;

•	inability to achieve the anticipated financial and strategic benefits of the specific acquisition or strategic alliance;

•	significant additional warranty costs due to product failures and or design differences that were not identified during due diligence, and such costs could result in charges to earnings if they are not recoverable from the seller;

•	inability to retain key technical and managerial personnel from the acquired company;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management’s attention from other business concerns;

•	failure of our due diligence process to identify significant issues, including issues with respect to product quality, product architecture, legal and financial contingencies, and product development; and

•	significant exit charges if products acquired in business combinations are unsuccessful.

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

A number of our products and the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. To date, the missed customer delivery dates have not had a material adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our results of operations.

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

We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards.

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

For the nine months ended October 2, 2005, and fiscal years 2004 and 2003, international revenues (excluding North American sales) accounted for approximately 65%, 71%, and 46% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

In addition, the increase in the number of shares of our outstanding Common Stock due to the potential conversion of our outstanding convertible debt instruments would add approximately 30.4 million shares of Common Stock may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

Our current competitors include Andrew Corporation, Filtronic PLC, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia, Nortel, Samsung and Siemens. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At October 2, 2005, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 65% of our net sales during the nine months ended October 2, 2005, 71% of our fiscal 2004 net sales, and 46% of our fiscal 2003 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Although we currently invoice a large percentage of our international customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk in several ways, including the weakening of an international customer’s local currency and banking market that may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we are many times required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

The functional currencies of our subsidiaries in Sweden and China are their local currencies. We maintain intercompany loan balances denominated in U.S. Dollars with these subsidiaries. As such, a change in the value of the local currency to the U.S. Dollar gives rise to foreign exchange gains and losses in our consolidated results of operations or cash flows.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. We are susceptible to material impacts of changes in foreign exchanges rates, particularly changes in the U.S. Dollar versus the Swedish Krona and Euro. Although difficult to quantify, such changes could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of October 2, 2005, we had cash and cash equivalents of approximately $224.4 million in both interest and non-interest bearing accounts including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $2.2 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during the first nine months of 2005, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at October 2, 2005, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Powerwave and its consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our annual and periodic SEC filings.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first nine months of 2005 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Date: November 11, 2005	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer