Form 10-K
period 2006-01-01
POWERWAVE TECHNOLOGIES INC
filed 2006-03-17
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 3, 2005, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $984,964,962 computed using the closing price of $10.23 per share of Common Stock on July 1, 2005, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of March 3, 2006 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 111,817,259.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended of January 1, 2006 are incorporated by reference into Part III of this report.	III (Items 11, 12, 13, 14)

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon and REMEC, Inc.’s wireless systems businesses (“REMEC Wireless”), the timing and cost to acquire the remaining outstanding common shares of LGP Allgon under compulsory acquisition proceedings, restructuring charges, the completion of integration activities related to LGP Allgon, REMEC Wireless and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in under Part I, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Powerwave also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy Statement and Annual Report at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

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

We also operate a contract manufacturing business under the trade name of “Arkivator.” This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements primarily with certain Nordic industrial companies. This business accounted for approximately 5% percent of our revenues during fiscal 2005.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended January 1, 2006 (“fiscal 2005”), our largest customer was Cingular Wireless, who accounted for approximately 15% of our net sales. Our next largest customer in fiscal 2005, Nokia, accounted for 10% or more of our net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market...” under Part I, Item 1A, “Risk Factors.”

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless base station equipment purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. We have previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002, that had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, “Risk Factors.”

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures in the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions and develop new products that incorporate advanced features that may generate higher gross margins. See “Our success is tied to the growth of the wireless services communications market…; and Our average sales prices have declined…” under Part I, Item 1A, “Risk Factors.”

Significant Business Developments in Fiscal 2005

In the first quarter of fiscal 2005, we completed the acquisition of certain assets and liabilities of Kaval Wireless Technologies, Inc. (“Kaval”) for $10.8 million in cash. The results of operations of Kaval are included in our consolidated financial results from February 9, 2005 forward.

In the third quarter of fiscal 2005, we completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition”). As consideration, we paid a purchase price consisting of $40 million in cash, and 10 million shares of our common stock, valued at $79.5 million based upon the average closing price for the two days before and after the announcement of the transaction. The purchase price is subject to certain post-closing adjustments. To cover any potential indemnification claims, REMEC deposited $15 million of the purchase price into an escrow account. We believe that the product offerings and customer relationships included as part of the REMEC Wireless Acquisition are highly complimentary with those of Powerwave and that this acquisition has further strengthened our position in the global wireless infrastructure market and improved our ability to provide more complete end-to-end solutions for our customers’ complex network requirements.

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

Business Strategy

Powerwave’s strategy is to become the leading supplier of advanced solutions to the wireless communications industry and includes the following key elements:

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

If we are unsuccessful in designing new products, improving existing products or reducing the costs of our products, our inability to meet these objectives would have a negative effect on our gross profit margins, business, results of operations and financial condition. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of purchasing volume would also adversely affect our cost competitive advantage, which would negatively affect our gross profit margins, business, results of operations and financial condition. See “Our average sales prices have declined…; and We may fail to develop products that are sufficiently manufacturable...” under Part I, Item 1A, “Risk Factors.”

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

Our wireless communications business primarily depends upon the worldwide demand for wireless communications and the resulting requirements for infrastructure spending by wireless network operators to support such demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2G, 2.5G or 3G networks. These wireless networks utilize common transmission protocols including Code Division Multiple Access or CDMA, Time Division Multiple Access or TDMA, and Global System for Mobile or GSM, all of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA2000 and CDMA EV/DO.

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

We also operate a contract manufacturing business under the trade name of “Arkivator.” In this business, we manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 5% of our revenues for fiscal 2005.

Principal Product Groups

Our wireless communications business segment is divided into the following product groups:

Antenna Systems

This product group includes base station antennas and tower mounted amplifiers. Powerwave offers an extensive line of base station antennas which cover all major radio frequency bands including the cellular, PCS and 2100 MHz bands. Our products also support all major wireless transmission protocols. Our base station antenna products include single, dual and triple-band solutions based on proprietary technology in a variety of sizes. Powerwave also offers remote adjustable electrical tilt (RET) antennas which provide remote control and monitoring capabilities.

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

Powerwave is also participating in the new category of integrated radio solutions. These integrated radio solutions offer new alternative approaches to providing lower cost base station solutions. One current product offering is the digital remote radio head, which provides operators the ability to partition the radio transceiver, power amplifier and duplexer in a remote chassis, which can then be co-located near the antenna to minimize signal loss over the traditional antenna path. The digital radio head utilizes base band (I/Q) signals from the output of the modem via fiber optic cables which offer improved performance over distance versus traditional cable. This next generation technology offers significant potential cost reduction opportunities and Powerwave has been publicly recognized as a leading innovator in this product segment.

Coverage Solutions

This product group consists primarily of distributed antenna systems, repeaters and advanced coverage solutions. Powerwave’s distributed antenna systems solutions provide the equipment to co-locate multiple wireless operators on multiple frequency bands within a single location, while allowing each operator to maintain full control over parameters critical to their network performance. These systems are custom designed by us for convention centers, airports, transportation centers, dense urban business districts and business campuses. These custom designed antenna systems are designed to be readily connected to base station equipment, thereby reducing installation costs.

Our repeater systems are utilized in wireless communications networks to improve signal quality where physical structures or geographic constraints cause low radio frequency signal strength. They can also be utilized as a low cost alternative to base stations in areas where coverage is more critical than capacity. These products can be used for both single and multiple-operator applications. Our systems are available in a wide frequency range from 800 MHz to 2100 MHz, support all major transmission protocols, and have features and functions that allow network operators to remotely monitor and adjust these systems.

Our advanced coverage solutions team provides an integrated team of radio frequency and system engineers to design and implement wireless coverage applications utilizing our coverage solutions products. We provide advanced coverage engineers to design the right solution for any type of wireless coverage issue. Based upon our design, we will oversee installation and operation of the chosen coverage solution. The types of sites utilizing our services include convention centers, airports, hotels, office buildings, and various locations where traditional wireless service coverages are not available.

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Alcatel, Ericsson, Huawei, Lucent, Motorola, NEC, Nokia, Nortel, Samsung and Siemens. We also sell our products to operators of wireless networks, such as ALLTEL Corporation, Cingular Wireless, Orange, O2, Sprint, T-Mobile, Vodafone and Verizon Wireless.

For fiscal 2005, our largest customer, Cingular Wireless, accounted for approximately 15% of our net sales. Our next largest customer in fiscal 2005, Nokia, accounted for 10% or more of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, “Risk Factors.”

Marketing and Distribution, International Sales

We sell our products through a highly technical direct sales force, through independent sales representatives and, in certain countries, through resellers. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, may manage selected independent sales representatives. We utilize a network of independent sales representatives selected for their familiarity with our potential customers and their knowledge of the wireless infrastructure equipment market. Our direct sales personnel, resellers and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, our sales personnel, resellers and independent sales representatives receive support from our marketing, product support and customer service departments.

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

International sales (excluding North American sales) of our products approximated 64%, 71%, and 46% of net sales for the fiscal years ended January 1, 2006, January 2, 2005, December 28, 2003, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions, such as the economic downturn in the South Korean and Asian markets in 1998 and the Brazilian market during 1999. Since a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to such customers. See “Our future success is dependent upon our ability to compete globally…” under Part I, Item 1A, “Risk Factors.”

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We, along with our contract manufacturers, perform warranty obligations and other maintenance services for our products produced at our facilities in Southern California, Sweden, Estonia, China, Costa Rica and at our contract manufacturing locations in Asia.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support new transmission protocols, including EDGE and third generation protocols such as W-CDMA, TD-SCDMA and CDMA2000. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 404 people as of January 1, 2006. Expenditures for research and development approximated $61.0 million in 2005, $47.2 million in 2004, and $38.9 million in 2003. See “The wireless communications infrastructure equipment industry is extremely competitive...; and if we are unable to hire and retain highly qualified technical and managerial personnel…” under Part I, Item 1A, “Risk Factors.”

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

Our current competitors include Andrew Corporation, Comba Telecom, Filtronic PLC, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation and Radio Frequency Systems. We also compete with a number of other foreign and privately held companies throughout the world, subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Ericsson, Huawei, Motorola, Nokia, Nortel and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

Powerwave’s success depends in large part upon the rate at which wireless infrastructure original equipment manufacturers incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of various infrastructure components is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. In addition, most large wireless infrastructure original equipment manufacturers maintain internal design capabilities that may compete directly with our products and our own designs. Many of our customers internally design and/or manufacture their own components rather than purchase them from third-party vendors such as Powerwave. Many of our customers also continuously evaluate whether to manufacture their own components or whether to utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design products in an attempt to replace products sold by us. We believe that this practice will continue. In the event that a customer manufactures or designs their own products, such customer could reduce or eliminate their purchase of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell such products externally to other manufacturers, thereby competing directly with us. If, for any reason, our customers decide to produce their products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

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

Backlog

Our six-month backlog of orders on January 1, 2006 was estimated at $63.5 million as compared to approximately $55.6 million on January 2, 2005. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Our backlog does not reflect our expectations of future orders and has not been an appropriate measure of our future revenue. This is due to the fact that the majority of our customers do not place long lead time orders for our products.

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

We operate both company-owned manufacturing locations as well as utilize contract manufacturers for a significant percentage of our manufacturing activities. We currently have owned manufacturing operations in China, Costa Rica, Estonia, Sweden and the United States. In addition, we utilize contract manufacturers in Asia and the United States. In March 2006, we sold our manufacturing facility located in the Philippines to one of our contract manufacturing suppliers.

As a result of our utilization of contract manufacturers for a significant portion of our manufacturing, the cost, quality, performance and availability of our contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines at contract manufacturers, or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. In addition, the cost, quality, performance and availability of our company-owned manufacturing is also essential to the successful production and sale of our products. Any delays in the ramp-up of production lines at our plants, or any delays in the qualification by our customers of our facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

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

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We have been granted approximately 140 U.S. patents and approximately 150 foreign patents, and we have filed applications for over 50 additional U.S. patents and over 100 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others. We may not be able to successfully protect our intellectual property, or our intellectual property or proprietary technology may otherwise become known or be independently developed by competitors. In addition, the laws of certain countries in which our products are or may be sold or manufactured may not protect our products and intellectual property rights to the same extent as the laws of the United States.

The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. We have received third party claims of infringement in the past and have been able to resolve such claims without having a material impact on our business. Currently, certain parties have notified us of potential claims against Powerwave. While we review such potential claims, we do not believe that their resolution will have a material effect on Powerwave. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such litigation or claims of infringement could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customers’ ability to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of January 1, 2006, Powerwave had 4,795 full and part-time employees, including 3,686 in manufacturing, 222 in quality, 404 in research and development, 99 in sales and marketing and 384 in general and administration. A total of 287 employees in Sweden and 88 employees in Finland are represented by unions with contract expiration dates through 2007. No other employees are represented by a union. We believe that our employee relations are good.

Contract Personnel

Powerwave also utilizes contract personnel hired from third party agencies. As of January 1, 2006, we were utilizing approximately 287 contract personnel, primarily in our manufacturing operations.

ITEM 1A. RISK FACTORS

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the year ended January 1, 2006, sales to Cingular Wireless accounted for approximately 15% of net sales and sales to Nokia accounted for 10% or more of our net sales. For fiscal year 2005, Cingular Wireless’ North American expansion plans for both GSM and WCDMA are responsible for a significant portion of our business. We recognize revenues from the Cingular Wireless business through multiple channels, including direct sales to Cingular Wireless, which accounted for approximately 15% of our net sales for fiscal 2005, as well as indirect sales through various resellers and original equipment manufacturers such as Ericsson and Nokia, all of who supply products directly to Cingular Wireless. While we are not able to identify indirect sales to wireless operators such as Cingular Wireless, we do believe that they directly and indirectly accounted for a significant portion of our revenues for fiscal 2005. For fiscal year 2004, Nortel accounted for approximately 24% of our net sales and Nokia accounted for 10% or more of our net sales. The percentage of revenues and absolute sales to Nortel has decreased significantly during fiscal 2005, and we anticipate that this will continue. Our future success is dependent upon the continued purchases of our products by such customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon and on September 2, 2005, we completed the REMEC Wireless Acquisition. These acquisitions involve the integration of companies and operations, many of which are based in different countries that previously have operated independently. This is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon and REMEC Wireless, and as a result, we may not successfully integrate these operations with our own in a timely manner, or at all. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the acquisitions, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of these acquisitions relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of these businesses.

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

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the implementation phase and intend to convert our enterprise resource planning systems during the next nine months to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

We have previously experienced significant reductions in demand for our products, by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2005, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During fiscal 2003, we experienced significantly reduced demand for our products due to lower than anticipated capital spending plans by major wireless network operators. This reduction in spending by wireless network operators also resulted in reduced purchases by wireless original equipment manufacturers, whose primary customers are wireless network operators. As a result, our revenues decreased during fiscal 2003 to $239.1 million from $384.9 million in fiscal 2002. Revenues from wireless network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. These types of reductions in overall market demand had a negative impact on our results of operations.

During fiscal 2005, we have experienced a significant reduction in demand from Nortel. While during 2005 we were able to offset this reduction with demand from other customers, we cannot guarantee that we will be able to continue to generate new demand to offset reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

We have also in the past experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in reduced demand for our products which will have a material adverse effect on our business.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The average sales price for our radio frequency power amplifier products declined by between 1% to 27% from fiscal 2004 to fiscal 2005. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come primarily from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003. During this period, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks has had a negative impact on our operating results. If wireless network operators begin to delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

On September 2, 2005, we completed the REMEC Wireless Acquisition. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities. In addition to the REMEC Wireless Acquisition, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions subject us to numerous risks, including the following:

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

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the U.S., Costa Rica, Europe and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians predominantly located in Asia. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

We have recently sold our Philippines manufacturing facility to Celestica. If after the transfer of ownership production efficiency falls, we could be adversely affected.

On March 10, 2006, we sold our manufacturing facility in the Philippines to Celestica. As part of this sale, we have committed to buy products from Celestica manufactured in the Philippines facility. If Celestica is unable to maintain current production levels or has some other difficulty in managing the facility, we could be adversely impacted and unable to deliver certain products to our customers. Such failure could cause us to purchase replacement products which would have a negative impact on our operating results.

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

As part of our manufacturing strategy, we utilize contract manufacturers in China, Singapore and Thailand. We also maintain our own manufacturing operations in China, Costa Rica, Estonia and Sweden, as well as limited capability in the United States. We sold our Philippines manufacturing facility to one of our contract manufacturers in March 2006.

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

In February 2006 the Philippines experience a failed coup to overturn the existing government, which prompted the government to declare a state of emergency. While the state of emergency was eventually lifted, this highlights some of the political risks of relying upon manufacturing operations in this location. If there were to be a coup or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our operations and financial results.

We require air or ocean transport to ship products built in our various manufacturing locations to our customers. High energy costs have increased our transportation cost which has had a negative impact on our production costs. Transportation costs would escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers, our delivery of products could be adversely delayed.

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

For fiscal years 2005, 2004, and 2003, international revenues (excluding North American sales) accounted for approximately 64%, 71%, and 46% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended January 1, 2006, the price of our Common Stock ranged from a high of $13.92 to a low of $4.54. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations of future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors; and

•	changes in the wireless industry.

In addition, the increase in the number of shares of our outstanding Common Stock due to the potential conversion of our outstanding convertible debt instruments would add approximately 30.4 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet
Santa Ana, California	Owned	360,000
Santa Ana, California	Leased	115,000
El Dorado Hills, California	Leased	20,000
Coppell, Texas	Leased	17,000
Poway, California	Leased	30,000

U.S. sub-total		542,000

Shanghai, China	Leased	94,000
Wuxi, China	Leased	45,000
Heredia, Costa Rica	Owned	90,000
Saku Vald, Estonia	Leased	38,000
Laguna, Philippines	Owned	104,000
Falköping, Sweden	Owned	161,000
Täby, Sweden	Owned	178,000
Tullinge, Sweden	Owned	167,000

Non-U.S. sub-total		877,000

Total		1,419,000

Additionally, we maintain over 16 sales, engineering, and operating offices worldwide. In February 2006 we announced the sale of our Philippines manufacturing facility. The sale closed in March 2006.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of Shareholders of the Company was held on November 10, 2005. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2006 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors	Votes For	Votes Withheld
Daniel A. Artusi	96,683,187	4,079,720
Ronald J. Buschur	97,144,162	3,618,745
John L. Clendenin	95,668,463	5,094,444
Bruce C. Edwards	96,587,633	4,175,274
David L. George	96,845,424	3,917,483
Eugene L. Goda	96,833,459	3,929,448
Mikael R. Gottschlich	97,147,023	3,615,884
Carl W. Neun	96,194,670	4,568,237
Andrew J. Sukawaty	80,956,267	19,806,640

2. Approval of the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan, which authorizes the issuance of up to 7,500,000 shares of common stock thereunder through a variety of equity vehicles including non-qualified stock options, restricted stock grants, stock appreciation rights and restricted stock units was approved. The voting results are as follows:

In Favor Of	Against	Abstain	Broker - Nonvotes
48,111,481	27,029,792	1,393,033	24,228,601

3. Approval of the Amendment to the 1996 Director Stock Option Plan. An Amendment to the 1996 Director Stock Option Plan to extend the term of such plan for ten years was approved. The voting results are as follows:

In Favor Of	Against	Abstain	Broker - Nonvotes
63,745,639	11,357,586	1,431,081	24,228,601

4. Ratification of the appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2005. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2005 was approved. The voting results are as follows:

In Favor Of	Against	Abstain
99,960,062	667,166	135,679

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Powerwave’s Common Stock is quoted on the Nasdaq National Market System under the symbol PWAV. The Common Stock is also listed on the Stockholm Stock Exchange. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2005
First Quarter Ended April 3, 2005	$8.60	$6.64
Second Quarter Ended July 3, 2005	$10.67	$6.84
Third Quarter Ended October 2, 2005	$13.08	$9.99
Fourth Quarter Ended January 1, 2006	$13.92	$10.75

Fiscal Year 2004
First Quarter Ended April 4, 2004	$11.55	$6.94
Second Quarter Ended July 4, 2004	$8.50	$6.66
Third Quarter Ended October 3, 2004	$7.25	$4.54
Fourth Quarter Ended January 2, 2005	$9.10	$6.00

Holders

There were approximately 550 stockholders of record as of March 3, 2006. We believe there are approximately 34,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Securities Authorized For Issuance Under Equity Compensation Plans

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of January 1, 2006, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	7,342,723	(1)	$10.63	9,481,459	(2)
Not Approved by Shareholders	—		—	—

Total	7,342,723		$10.63	9,481,459

(1)	Includes 200,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.
(2)	The number of securities remaining available for future issuance has also been reduced to reflect 200,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from Powerwave’s audited consolidated financial statements. The audited consolidated financial statements as of January 1, 2006 and January 2, 2005 and for the fiscal years ended January 1, 2006, January 2, 2005, and December 28, 2003 are included herein. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Fiscal Years Ended (in thousands, except per share data)
	January 1, 2006 (1)	January 2, 2005 (2)	December 28, 2003	December 29, 2002	December 30, 2001
Consolidated Statements of Operations Data:
Net sales	$825,078	$473,914	$239,069	$384,889	$300,293
Gross profit	$205,608	$105,921	$16,215	$62,782	$29,786
Operating income (loss)	$52,264	$(26,927)	$(55,824)	$3,910	$(37,615)
Net income (loss)	$50,646	$(72,122)	$(32,859)	$4,111	$(20,512)
Basic earnings (loss) per share	$0.49	$(0.80)	$(0.51)	$0.06	$(0.33)
Diluted earnings (loss) per share	$0.42	$(0.80)	$(0.51)	$0.06	$(0.33)
Basic weighted average common shares	103,396	90,212	64,667	65,485	64,197
Diluted weighted average common shares	135,906	90,212	64,667	66,230	64,197

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$237,521	$289,466	$260,528	$162,529	$123,171
Working capital	$384,743	$344,132	$280,245	$218,504	$186,255
Total assets	$1,130,250	$1,020,771	$466,257	$369,173	$363,017
Long-term debt, net of current portion	$330,000	$330,000	$130,000	$—	$239
Total shareholders’ equity	$581,261	$515,612	$271,037	$325,661	$316,235

(1)	Fiscal year 2005 includes the financial results of REMEC’s Wireless beginning September 2005. See “Note 17. Acquisitions” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”
(2)	Fiscal year 2004 includes the financial results of LGP Allgon beginning May 2004 and a non-cash charge of $45.0 million related to the establishment of a full valuation allowance against our net U.S deferred tax assets. See “Note 16. Income Taxes” and “Note 17. Acquisitions” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those risk factors disclosed pursuant to Item 1A.

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

We also operate a contract manufacturing business under the trade name of “Arkivator.” This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 5% of our revenues for fiscal 2005.

During the last five years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, in the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes had a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses.

We believe that we have maintained our overall market share within the wireless communications infrastructure equipment market during this period. We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator for our products.

During fiscal 2004, we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition”). We believe the product offerings and customer relationships included as part of the REMEC Wireless Acquisition are highly complimentary with our products and that this acquisition has further strengthened our position in the global wireless infrastructure market and improved our ability to provide more complete end-to-end solutions for our customers’ complex network requirements.

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

Revenue Recognition

The majority of our revenue is derived from the sales of products. We recognize revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale. We offer certain of our customers the right to return products within a limited time after delivery under specified circumstances. We monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Income Taxes

We recognize current and deferred tax assets and liabilities, as well as the associated income statement benefit or expense, based on our reported operating results and the differences between the financial statement carrying values and the tax bases of assets and liabilities in each separate tax jurisdiction within which we conduct business. We do not provide deferred U.S. income taxes on undistributed earnings from certain foreign subsidiaries where we consider such earnings to be permanently reinvested. Given the global scope of our operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to predict and thereafter realize our earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in our effective tax rate.

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

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we utilize subjective valuations for the reporting unit based upon a discounted cash flow analysis. The discounted cash flow analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

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

Accruals for Restructuring and Impairment Charges

We recorded $1.3 million, $2.6 million and $15.5 million of restructuring and impairment charges during fiscal years 2005, 2004 and 2003, respectively. In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. We recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. The implementation of the restructuring and integration plan is in process and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006. In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded $26.6 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. Integration activities related to this restructuring plan are currently expected to continue through the second quarter of fiscal 2006. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS 123R”), a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. This statement becomes effective for annual periods beginning after June 15, 2005. Adoption of the expensing requirements will reduce future reported earnings in a manner similar to that described in “Note 2. Summary of Significant Accounting Policies” under the heading “Stock-Based Compensation” in the “Notes to the Consolidated Financial Statements” included in Part II, Item 8, “Financial Statements and Supplementary Data.” In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption.

The Company adopted the provisions of SFAS 123R in the first quarter of 2006 and does not expect the impact on fiscal 2006 to be material.

In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 become effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have any impact on our consolidated financial statements.

In May 2005 the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted this Statement beginning January 1, 2006.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the years ended January 1, 2006, January 2, 2005, and December 28, 2003:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	73.8	76.4	89.6
Intangible asset amortization	1.1	1.0	0.3
Restructuring and impairment charges	—	0.1	3.3
Acquired inventory incremental costs	0.2	0.1	—

Total cost of sales	75.1	77.6	93.2

Gross profit	24.9	22.4	6.8
Operating expenses:
Sales and marketing	4.9	6.0	4.8
Research and development	7.4	10.0	16.3
General and administrative	5.1	5.1	5.8
Intangible asset amortization	1.0	1.6	—
In-process research and development	—	4.9	—
Restructuring and impairment charges	0.2	0.4	3.2

Total operating expenses	18.6	28.0	30.1

Operating income (loss)	6.3	(5.6)	(23.3)
Other income, net	0.2	—	1.0

Income (loss) before income taxes	6.5	(5.6)	(22.3)
Provision for (benefit from) income taxes	0.4	9.6	(8.6)

Net income (loss)	6.1%	(15.2)%	(13.7)%

Years ended January 1, 2006 and January 2, 2005

Net Sales

Our sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. We also manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. Sales increased by 74% to $825.1 million for the year ended January 1, 2006, from $473.9 million, for the year ended January 2, 2005. This increase was primarily due to the impact of our acquisition of LGP Allgon during the second quarter of fiscal 2004 and our acquisition of selected assets and liabilities of REMEC Wireless Business in the third quarter of fiscal 2005. Fiscal

2005 includes the results of LGP Allgon for the entire period while fiscal 2004 only includes the results of LGP Allgon for May through December. Fiscal 2005 also includes the results of the REMEC Wireless Acquisition from September 2005 forward. Fiscal 2005 also benefited from increased demand for wireless infrastructure products particularly in the North America marketplace. During 2005, Cingular Wireless was the largest customer in North America, reflecting its multi-year GSM upgrade program and its initial build out of a UMTS system in North America.

The following table presents an analysis of our net sales based upon business segment:

	Fiscal Years Ended (in thousands)
Segment	January 1, 2006		January 2, 2005
Wireless communications	$784,330	95.1%	$448,867	94.7%
Contract manufacturing	40,748	4.9%	25,047	5.3%

Total sales	$825,078	100.0%	$473,914	100.0%

The contract manufacturing business segment was acquired in May 2004 as part of our purchase of LGP Allgon and operates under the name Arkivator.

The following table presents a further analysis of our sales within the wireless communications business segment based upon product group:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Group	January 1, 2006		January 2, 2005
Antenna systems	$246,220	31.4%	$110,991	24.7%
Base station subsystems	457,260	58.3%	277,521	61.8%
Coverage solutions	80,850	10.3%	60,355	13.5%

Total net sales	$784,330	100.0%	$448,867	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions. The increase in all three product groups during the fiscal year ended January 1, 2006 as compared to the fiscal year ended January 2, 2005 was a result of our acquisitions of both LGP Allgon and REMEC Wireless as well as increased demand for wireless infrastructure products which we believe is being driven by wireless network operators desire to improve the performance of their networks as well as their desire to upgrade wireless networks to offer next generation services.

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

	Fiscal Years Ended (in thousands)
Geographic Area	January 1, 2006		January 2, 2005
Americas	$307,055	37.2%	$141,292	29.8%
Asia	76,303	9.2%	61,895	13.1%
Europe	433,770	52.6%	260,838	55.0%
Other international	7,950	1.0%	9,889	2.1%

Total net sales	$825,078	100.0%	$473,914	100.0%

Revenues in the Americas, Asia Pacific, and Europe locations increased during fiscal 2005 as compared to fiscal 2004 as a result of our acquisitions of LGP Allgon and REMEC Wireless as well as increased demand for wireless infrastructure products. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area.

For the year ended January 1, 2006, total sales to Cingular Wireless accounted for approximately 15% of sales and sales to Nokia each accounted for 10% or more of sales. For the year ended January 2, 2005, total sales to Nortel accounted for approximately 24% of sales and sales to Nokia accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel during fiscal 2005 is the result of our acquisitions, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel. Notwithstanding the LGP Allgon and REMEC Wireless acquisitions, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As a result, our revenues could be significantly reduced if a large customer reduced its demand for our products.

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

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	January 1, 2006		January 2, 2005
Net sales	$825,078	100.0%	$473,914	100.0%
Cost of sales:
Cost of goods	609,325	73.8%	361,995	76.4%
Intangible asset amortization	8,740	1.1%	4,615	1.0%
Restructuring and impairment charges	—	—%	506	0.1%
Acquired inventory incremental costs	1,405	0.2%	877	0.1%

Total cost of sales	619,470	75.1%	367,993	77.6%

Gross profit	$205,608	24.9%	$105,921	22.4%

Our gross profit margins improved during fiscal 2005 due to the increased revenue and cost savings realized from the integration of purchasing activities following our acquisition of LGP Allgon, as well as cost reductions realized from the relocation and consolidation of certain manufacturing activities to lower cost locations in Asia. This impact was slightly offset by increased amortization of product-related intangibles primarily acquired in connection with the acquisitions of LGP Allgon and REMEC Wireless.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision following the acquisition of LGP Allgon to consolidate our worldwide manufacturing operations and our plan to reduce manufacturing costs associated with our REMEC Wireless Acquisition. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…; and Our reliance on contract manufacturers exposes us to risks…” under Part I, Item 1A. “Risk Factors.”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
Operating Expenses	January 1, 2006		January 2, 2005
Sales and marketing	$39,955	4.9%	$28,461	6.0%
Research and development	61,032	7.4%	47,188	10.0%
General and administrative	42,308	5.1%	24,291	5.1%
Intangible asset amortization	8,368	1.0%	7,355	1.6%
In-process research and development	350	—%	23,450	4.9%
Restructuring and impairment charges	1,331	0.2%	2,103	0.4%

Total operating expenses	$153,344	18.6%	$132,848	28.0%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $11.5 million, or 40.4%, during fiscal 2005 as compared to fiscal 2004. The increase resulted from our acquisitions of LGP Allgon and REMEC Wireless, as well as increased revenues and the associated increase in commission payments and accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. These were slightly offset by consolidation and cost reduction activities associated with both our major acquisitions.

Research and development expenses consist of ongoing product design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing products. Current programs include antennas, base station subsystems including radio frequency power amplifiers and coverage solution products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $13.8 million, or 29.3%, during fiscal 2005 as compared to fiscal 2004. This increase is due to our acquisitions of LGP Allgon and REMEC Wireless, which significantly increased the number of people working in our research and development area as well as increased the number of product areas within which such work is undertaken in, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. This increase was partially offset by savings realized as part of our integration activities from personnel reductions and facility consolidations.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $18.0 million, or 74.2%, during fiscal 2005 as compared to fiscal 2004. This increase was due to our acquisitions of LGP Allgon and REMEC Wireless, which added multiple operating locations. We incurred $2.5 million of costs associated with documentation and testing of our internal controls over financial reporting as part of our Sarbanes-Oxley compliance efforts. In addition, fiscal 2005 included accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

Amortization of customer-related intangibles, primarily from the LGP Allgon and REMEC Wireless acquisitions, amounted to $8.4 million for fiscal 2005, compared to $7.4 million for fiscal 2004. There were no in-process research and development expenses associated with the REMEC Wireless Acquisition. We recorded a one-time charge of $0.4 million in fiscal 2005 for purchased in-process research and development that was expensed upon completion of the Kaval acquisition, compared to $23.5 million in fiscal 2004 that was expensed upon completion of the LGP Allgon acquisition. These charges related to certain product development activities that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

Other Income, net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	January 1, 2006		January 2, 2005
Interest income	$7,644	0.9%	$2,920	0.7%
Interest expense	(7,719)	(0.9)%	(3,861)	(0.7)%
Foreign currency gain, net	393	—%	394	—%
Other income	1,297	0.2%	665	—%

Total other income	$1,615	0.2%	$118	—%

Other income, net consists primarily of interest income, less interest expense. Interest income increased by $4.7 million during fiscal 2005 primarily due to increased cash balances following the issuance of our 1.875% subordinated convertible notes in November 2004 and increased short-term interest rates as compared to 2004. This was offset by $3.9 million of additional interest expense during fiscal 2005 primarily due to the interest expense associated with such subordinated convertible notes. While our foreign currency gains were flat year to year, we cannot predict future foreign exchange gains or losses. Since a majority of our revenues are earned outside the United States, we are subject to significant foreign currency impacts and our results can be significantly impacted by such changes.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that were fully reserved in the fourth quarter of 2004 and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a $3.2 million tax provision during fiscal 2005 as compared to a $45.3 million tax provision for fiscal 2004. The fiscal 2004 provision was due primarily from the establishment of a full valuation allowance against our net U.S. deferred tax assets. Given the global scope of our operations and the difficulty in predicting our earnings in each tax jurisdiction, we expect that our effective tax rate will fluctuate in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Fiscal Years Ended (in thousands)
	January 1, 2006	January 2, 2005
Operating income (loss)	$52,264	$(26,927)
Other income, net	1,615	118

Income (loss) before income taxes	53,879	(26,809)
Provision for income taxes	3,233	45,313

Net income (loss)	$50,646	$(72,122)

The net income for the year ended January 1, 2006 was $50.6 million compared to net loss of $72.1 million for the year ended January 2, 2005. The increase in net income for fiscal 2005 as compared to fiscal 2004 was primarily due to our larger revenues and manufacturing cost savings which generated larger gross profits which resulted in significant operating income, and thereby net income. Fiscal 2004 was negatively impacted by our recording of a non-cash charge of $45.0 million to establish a full valuation allowance against our net U.S. deferred tax assets as well as the in-process research and development charge and increased amortization of purchased intangibles resulting from the LGP Allgon acquisition in fiscal 2004. In addition, the results for fiscal 2004 included $25.5 million of in-process research and development and restructuring and impairment charges.

Years ended January 2, 2005 and December 28, 2003

Net Sales

For fiscal years 2003 and the first half of 2004, our sales were derived primarily from the sale of radio frequency power amplifiers for use in wireless communications networks. Sales increased by 98% to $473.9 million, for the year ended January 2, 2005, from $239.1 million, for the year ended December 28, 2003. This increase was primarily due to our acquisition of LGP Allgon which was included in our results from May 2004 forward.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	January 2, 2005		December 28, 2003
Americas	$141,292	29.8%	$128,350	53.7%
Asia	61,895	13.1%	31,974	13.4%
Europe and other international	270,727	57.1%	78,745	32.9%

Total net sales	$473,914	100.0%	$239,069	100.0%

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

Other Income, net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	January 2, 2005		December 28, 2003
Interest income	$2,920	0.7%	$2,425	1.0%
Interest expense	(3,861)	(0.7)%	(1,162)	(0.5)%
Foreign currency gain, net	394	—%	33	—%
Other income	665	—%	1,098	0.5%

Total other income	$118	—%	$2,394	1.0%

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

Restructuring and Impairment Charges

Integration of REMEC’s Wireless Systems Business

In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. As a result, we recorded restructuring charges related to our operations of approximately $0.4 million during the year ended January 1, 2006. These charges are included in restructuring and impairment charges within operating expenses in the accompanying condensed consolidated statement of operations. Additionally, we recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The implementation of the restructuring and integration plan is in its initial stages and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006.

Integration with LGP Allgon

In connection with our acquisition of LGP Allgon during the second quarter of fiscal 2004, we formulated and began to implement our plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, we recorded a restructuring charge related to Powerwave’s legacy operations of approximately $2.6 million during fiscal 2004 and $0.9 million during fiscal 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In fiscal 2004, this amount included approximately $2.2 million in connection with workforce reductions of approximately 118 employees at various Powerwave operating locations and $0.4 million in connection with certain impaired equipment. In fiscal 2005, this amount included approximately $0.9 million of future lease obligations on excess facilities. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales in fiscal 2004 and approximately $2.1 million and $0.9 million in fiscal 2004 and 2005, respectively were recorded in operating expenses. During fiscal 2005, we finalized our restructuring and integration plan with respect to the consolidation of LGP Allgon’s legacy operations and recorded an additional $3.7 million in restructuring costs related to additional workforce reductions and facility closures, bringing the total costs recognized as liabilities and additional asset fair value adjustments related to such restructuring and integration plan to $26.6 million. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Integration activities related to this restructuring plan are currently expected to continue through the second quarter of fiscal 2006.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, short-term investments and funds expected to be generated from future operations. As of January 1, 2006, we had working capital of $384.6 million, including $232.5 million in unrestricted cash and cash equivalents, as compared to working capital of $344.1 million at January 2, 2005, which included $282.7 million in unrestricted cash, cash equivalents and short-term investments. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the years ended January 1, 2006 and January 2, 2005:

	Fiscal Years Ended (in thousands)
	January 1, 2006	January 2, 2005
Net cash provided by (used in):
Operating activities	$12,057	$(13,742)
Investing activities, including acquisitions	64,806	(148,614)
Financing activities	9,158	127,468
Effect of foreign currency translation	(953)	2,486

Net increase (decrease) in cash and cash equivalents	$85,068	$(32,402)

Net cash provided by operations during fiscal 2005 was $12.1 million as compared to $13.7 million of net cash used in operations during fiscal 2004. The increase in cash provided by operations during fiscal 2005 is primarily due to our improved profitability in 2005, which was partially offset by higher accounts receivable related to our increased revenues.

Net cash provided by investing activities during fiscal 2005 was $64.8 million as compared to net cash used in investing activities of $148.6 million during fiscal 2004. The increase of $213.4 million primarily related to maturities of short-term investments of $135.2 million during fiscal 2005 as compared to investments in marketable securities of $55.1 million during fiscal 2004. At the end of fiscal 2004, we ceased doing investments in auction rate securities since they are viewed as investments with beyond 3 months maturities, therefore maturing all short-term investments. During fiscal 2004, we incurred net acquisition costs of $88.5 million related to the LGP Allgon acquisition and the purchase of shares of LGP Allgon for cash. In addition, we generated $4.5 million in proceeds from the disposition of certain assets held for sale that were acquired in the LGP Allgon acquisition and spent $48.5 million for the Kaval and the REMEC Wireless acquisitions during fiscal 2005. Total capital expenditures during fiscal 2005 and fiscal 2004 were approximately $29.6 million and $12.7 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. The increase in capital spending in 2005 is largely related to additional manufacturing equipment purchased for our Arkivator subsidiary.

The $9.2 million in net cash provided by financing activities during fiscal 2005 as compared to the $127.5 million in net cash provided by financing activities during fiscal 2004, was primarily proceeds from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan during 2005. The amounts in 2004 resulted primarily from our November 2004 issuance of $200.0 million of 1.875% convertible subordinated notes due November 2024, offset by the simultaneous repurchase of $40.0 million of our Common Stock and the repayment of $33.1 million of debt assumed from LGP Allgon.

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

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. We can make no guarantees that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter more difficult environment in terms of raising additional funding to support our business.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of January 1, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At January 1, 2006, we had $330.0 million of long-term debt, consisting of our outstanding $130.0 million 1.25% convertible subordinated notes due July 2008 and our $200.0 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for additional information.

Capital Lease Obligations

Our current outstanding capital lease obligations of $1.0 million relate primarily to manufacturing and test equipment and are included as part of other current and non-current liabilities within our consolidated balance sheet.

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

As of January 1, 2006, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest)	$5,375	$10,750	$137,500	$252,500	$406,125
Capital lease obligations	945	33	—	—	978
Operating lease obligations	6,962	8,672	2,885	4,142	22,661
Purchase commitments with contract manufacturers	84,187	—	—	—	84,187
Other purchase commitments	55,513	—	—	—	55,513

Total contractual obligations and commercial commitments	$152,982	$19,455	$140,385	$256,642	$569,464

We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of six separate plans: one under which non-employee directors may be granted options to purchase shares of stock and five broad-based plans under which options may be granted to all employees, including officers. The sixth plan provides for both option grants and stock based awards including restricted stock awards. Options granted under these plans expire either 5 or 10 years from the grant date and generally vest over two to four years.

All stock option grants and awards to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Executive Chairman of the Board, Ronald J. Buschur, President and Chief Executive Officer; Kevin T. Michaels, Chief Financial Officer and Secretary; Robert J. Legendre, Senior Vice President, Global Operations; and Gregory K. Gaines, Vice President, Global Sales and Marketing. See the “Compensation Committee Report On Executive Compensation” appearing in the Company’s Annual Proxy Statement for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the year ended January 1, 2006, we granted options to purchase a total of 660,300 shares of Common Stock to employees. After deducting 1,133,716 shares for options forfeited, the result was net option forfeitures of 473,416. Net option forfeitures during the year represented 0.4% of our total outstanding common shares of 111,138,351 as of January 1, 2006. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.4)%	0.2%	(0.5)%
Grants to executive officers during the period as a % of total options granted during the period	—%	46.8%	18.0%
Grants to executive officers during the period as a % of total outstanding common shares	—%	0.8%	0.4%
Cumulative options held by executive officers as a % of total options outstanding	30.5%	26.7%	16.1%

At January 1, 2006, a total of 9,481,459 options were available for grant under all of our option plans and a total of 125,871 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” included herein for additional information regarding the 1995 Stock Option Plan.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of January 1, 2006. For purposes of this table, in-the-money stock options are those options with an exercise price less than $12.57 per share, the closing price of Powerwave Common Stock on December 30, 2005, the last trading day of the fiscal year, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $12.57 per share closing price. In addition, at January 1, 2006, there were a total of 200,000 shares of restricted common stock awards outstanding.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	3,840,621	$7.06	1,978,157	$6.79	5,818,778
Out-of-the-Money	1,212,845	$27.99	111,100	$12.86	1,323,945

Total Options Outstanding	5,053,466	$12.08	2,089,257	$7.11	7,142,723

For additional information regarding the stock options granted to and exercised by executive officers during fiscal 2005, see Item 11 “Executive Compensation” under Part III.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At January 1, 2006, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and have concluded that all of our exposures in these areas have the potential to have an impact on fair values, cash flows or earnings.

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Costa Rica, Estonia, Finland, France, Germany, Philippines, Singapore, Sweden and the United Kingdom. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. Dollar. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 64% of our net sales during fiscal 2005, 71% of our fiscal 2004 net sales, and 46% of our fiscal 2003 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Although we currently invoice a large percentage of our international customers in U.S. Dollars, changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk in several ways, including the weakening of an international customer’s local currency and banking market that may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we are many times required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

The functional currencies of our subsidiaries in Sweden and Estonia and one of our subsidiaries in China are their local currencies. We maintain intercompany loan balances denominated in U.S. Dollars with these subsidiaries. As such, a change in the value of the local currency to the U.S. Dollar gives rise to foreign exchange gains and losses in our consolidated results of operations or cash flows.

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

Interest Rate Risk

As of January 1, 2006, we had cash and cash equivalents of approximately $237.5 million in both interest and non-interest bearing accounts including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $1.0 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during fiscal 2005, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at January 1, 2006, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 1, 2006 and January 2, 2005, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries as of January 1, 2006 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 17, 2006

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 1, 2006	January 2, 2005
ASSETS
Current assets:
Cash and cash equivalents	$232,519	$147,451
Restricted cash	5,002	6,815
Short-term investments	—	135,200
Accounts receivable, net of allowance for sales returns and doubtful accounts of $8,558 and $6,309 at January 1, 2006 and January 2, 2005, respectively	233,726	133,060
Inventories	100,453	65,819
Prepaid expenses and other current assets	23,490	22,613
Deferred tax assets	4,768	3,698

Total current assets	599,958	514,656

Property, plant and equipment, net	172,426	146,430
Intangible assets, net	69,374	65,366
Goodwill	280,127	277,223
Other non-current assets	8,365	17,096

TOTAL ASSETS	$1,130,250	$1,020,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$106,864	$79,534
Accrued payroll and employee benefits	20,989	19,770
Accrued income taxes	14,952	14,332
Accrued restructuring	16,389	17,354
Accrued expenses and other current liabilities	56,021	39,534

Total current liabilities	215,215	170,524

Long-term debt	330,000	330,000
Deferred tax liabilities	3,249	4,344
Other non-current liabilities	525	291

Total liabilities	548,989	505,159

Commitments and contingencies (Notes 14 and 15)	—	—

Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 111,138 shares issued and outstanding at January 1, 2006; and 250,000 shares authorized, 99,411 shares issued and outstanding at January 2, 2005	577,538	485,318
Deferred stock-based compensation	(2,500)	—
Accumulated other comprehensive income (loss)	(17,688)	57,029
Retained earnings (accumulated deficit)	23,911	(26,735)

Total shareholders’ equity	581,261	515,612

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,130,250	$1,020,771

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net sales	$825,078	$473,914	$239,069

Cost of sales:
Cost of goods	609,325	361,995	214,247
Intangible asset amortization	8,740	4,615	756
Restructuring and impairment charges	—	506	7,851
Acquired inventory incremental costs	1,405	877	—

Total cost of sales	619,470	367,993	222,854

Gross profit	205,608	105,921	16,215

Operating expenses:
Sales and marketing	39,955	28,461	11,557
Research and development	61,032	47,188	38,928
General and administrative	42,308	24,291	13,946
Intangible asset amortization	8,368	7,355	—
In-process research and development	350	23,450	—
Restructuring and impairment charges	1,331	2,103	7,608

Total operating expenses	153,344	132,848	72,039

Operating income (loss)	52,264	(26,927)	(55,824)
Other income, net	1,615	118	2,394

Income (loss) before income taxes	53,879	(26,809)	(53,430)
Provision for (benefit from) income taxes	3,233	45,313	(20,571)

Net income (loss)	$50,646	$(72,122)	$(32,859)

Basic earnings (loss) per share	$0.49	$(0.80)	$(0.51)

Diluted earnings (loss) per share	$0.42	$(0.80)	$(0.51)

Basic weighted average common shares	103,396	90,212	64,667

Diluted weighted average common shares	135,906	90,212	64,667

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net income (loss)	$50,646	$(72,122)	$(32,859)
Other comprehensive income (loss):
Foreign currency translation adjustments	(74,717)	57,030	(1)

Comprehensive loss	$(24,071)	$(15,092)	$(32,860)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Shares	Amount	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at December 29, 2002	65,707	$247,415	$—	$—	$78,246	$325,661
Issuance of Common Stock related to employee stock-based compensation plans	695	2,625	—	—	—	2,625
Tax benefit related to employee stock-based compensation plans	—	573	—	—	—	573
Compensation expense related to stock option grants	—	38	—	—	—	38
Repurchases of Common Stock	(3,145)	(25,000)	—	—	—	(25,000)
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(32,859)	(32,859)

Balance at December 28, 2003	63,257	225,651	—	(1)	45,387	271,037
Issuance of Common Stock for acquisition, net of issuance costs of $255	40,686	296,748	—	—	—	296,748
Issuance of Common Stock related to employee stock-based compensation plans	519	2,636	—	—	—	2,636
Tax benefit related to employee stock-based compensation plans	—	283	—	—	—	283
Repurchases of Common Stock	(5,051)	(40,000)	—	—	—	(40,000)
Foreign currency translation adjustments	—	—	—	57,030	—	57,030
Net loss	—	—	—	—	(72,122)	(72,122)

Balance at January 2, 2005	99,411	485,318	—	57,029	(26,735)	515,612
Issuance of Common Stock for acquisition	10,000	79,500	—	—	—	79,500
Issuance of Common Stock related to employee stock-based compensation plans	1,527	10,184	—	—	—	10,184
Deferred stock-based compensation	200	2,536	(2,536)	—	—	—
Amortization of deferred stock-based compensation	—	—	36	—	—	36
Foreign currency translation adjustments	—	—	—	(74,717)	—	(74,717)
Net income	—	—	—	—	50,646	50,646

Balance at January 1, 2006	111,138	$577,538	$(2,500)	$(17,688)	$23,911	$581,261

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$50,646	$(72,122)	$(32,859)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,565	37,555	19,214
In-process research and development charge	350	23,450	—
Non-cash restructuring and impairment charges	1,331	458	10,909
Provision for sales returns and doubtful accounts	4,584	822	2,004
Provision for excess and obsolete inventories	14,559	2,249	3,308
Deferred income taxes	(262)	45,748	(20,503)
Tax benefit from stock issuances	—	283	573
Compensation costs related to stock-based awards	36	—	38
Gain on disposal of property, plant and equipment	(853)	(92)	(24)
Loss (gain) on sale of assets held for sale	1,076	(532)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(88,864)	(129)	(5,019)
Inventories	(19,388)	(10,084)	10,724
Prepaid expenses and other current assets	5,528	(7,986)	624
Accounts payable	19,418	(20,794)	22,099
Accrued expenses and other current liabilities	(30,777)	(7,785)	(643)
Other non-current assets	7,864	(4,681)	(3,574)
Other non-current liabilities	(756)	(102)	35

Net cash provided by (used in) operating activities	12,057	(13,742)	6,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(29,581)	(12,693)	(3,903)
Restricted cash	837	(25)	(310)
Short-term investments	135,200	(55,125)	(50,075)
Proceeds from the sale of property, plant and equipment	1,281	1,384	1,515
Proceeds from sale of assets held for sale	4,480	6,382	—
Proceeds from sale of business	1,062	—	—
Acquisitions, net of cash acquired	(48,473)	(88,537)	(9,934)

Net cash provided by (used in) investing activities	64,806	(148,614)	(62,707)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	—	197,956	125,869
Principal payments on long-term debt	(1,027)	(33,124)	(79)
Common stock repurchases	—	(40,000)	(25,000)
Proceeds from the sale of stock under Employee Stock Purchase Plan	1,771	1,591	1,505
Proceeds from exercise of stock options	8,414	1,045	1,120

Net cash provided by financing activities	9,158	127,468	103,415

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(953)	2,486	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	85,068	(32,402)	47,614
CASH AND CASH EQUIVALENTS, beginning of period	147,451	179,853	132,239

CASH AND CASH EQUIVALENTS, end of period	$232,519	$147,451	$179,853

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) for:
Interest expense	$6,196	$2,149	$46

Income taxes	$3,795	$2,666	$(160)

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

On September 2, 2005, Powerwave completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) These condensed consolidated financial statements include the operations of the REMEC Wireless Acquisition from September 3, 2005 forward. During the second quarter of fiscal 2004, Powerwave completed its acquisition of LGP Allgon. Therefore, these condensed consolidated financial statements include the operations of LGP Allgon from May 2004 forward. See “Note 17. Acquisitions” for additional information.

Fiscal Year

The Company operates on a 52-53 week fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal quarters generally span 13 weeks, with the exception of a 53-week fiscal year, when an additional week is added during the first quarter to adjust the year to the Sunday closest to December 31. Fiscal year 2003 ended on December 28, 2002, and fiscal year 2004, a 53-week fiscal year, ended on January 2, 2005. Fiscal year 2005 ended on January 1, 2006. Fiscal year 2006 ends on December 31, 2006.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R requires the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. This statement became effective for annual periods beginning after June 15, 2005. Adoption of the expensing requirements will reduce future reported earnings in a manner similar to that described below in this Note 2. In addition, SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company adopted the provisions of SFAS 123R in the first quarter of 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standard 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS 151”). SFAS 151clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 become effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS 151 to have any impact on our consolidated financial statements.

In May 2005 the FASB issued Statement of Financial Accounting Standard 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will adopt this Statement beginning January 1, 2006.

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

Short-term Investments

Short-term investments, which are classified as “available for sale,” generally consisted of auction rate securities with contractual maturities that may range up to 30 years and interest rates that reset at auction intervals ranging from between 28 and 35 days. These auction-rate securities are readily saleable at par value on the auction dates. The carrying value of these securities approximates fair value, therefore there are no unrealized gains or losses recorded. These investments have been recorded as current assets as they are available for current operations. All such investments were sold in 2005.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory, determined on a first-in, first-out basis, or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Depending on the product line, such provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we utilize subjective valuations for the reporting unit based upon a discounted cash flow analysis. The discounted cash flow analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

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

Stock Based Compensation

Pursuant to Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), we have elected to continue using the intrinsic value method of accounting for stock-based awards granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, to account for its stock option and purchase plans. Powerwave only records compensation expense for stock-based awards granted with an exercise price below the market value of the Company’s stock at the grant date. There are no such awards outstanding. Beginning with fiscal year 2006, we implemented Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, as discussed above in this Note 2.

The Black-Scholes option valuation model prescribed by SFAS 123 was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the expected stock price volatility. We have utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during 2005, 2004, and 2003 were $3.28 per share, $2.48 per share, and $2.54 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income (loss) and basic and diluted earnings (loss) per share for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, would have approximated the pro forma amounts indicated below:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net income (loss):
As reported	$50,646	$(72,122)	$(32,859)
Deduct: Additional expense per SFAS 123, fair value method, net of related tax effects	(2,356)	(4,760)	(8,201)

Basic pro forma net income (loss)	48,290	(76,882)	(41,060)
Add: Interest expense of convertible debt, net of tax	6,651	—	—

Diluted pro forma net income (loss)	$54,941	$(76,882)	$(41,060)

Basic income (loss) per share:
As reported	$0.49	$(0.80)	$(0.51)
Pro forma	$0.47	$(0.85)	$(0.63)
Diluted income (loss) per share:
As reported	$0.42	$(0.80)	$(0.51)
Pro forma	$0.40	$(0.85)	$(0.63)

The fair value of options granted under the Company’s stock incentive plans during 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Weighted average risk-free interest rate	3.88%	2.80%	2.00%
Expected life (in years)	5.9	5.3	5.2
Expected stock volatility	44%	57%	67%
Dividend yield	None	None	None

The weighted average risk free interest rate was calculated utilizing the U.S treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience.

The expected stock volatility is based upon management’s review of both the actual implied volatility as well as the actual historical stock price volatility. Management analyzes implied volatility from several market sources, including implied volatility of the Company’s outstanding convertible notes as well as implied volatility calculated within the options traded on the Company’s Common Stock.

Revenue Recognition

The majority of our revenue is derived from the sales of products. We recognize revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale. We offer certain of our customers the right to return products within a limited time after delivery under specified circumstances. We monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

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

Note 3. Inventories

Net inventories consist of the following:

	January 1, 2006	January 2, 2005
Parts and components	$42,634	$32,868
Work-in-process	5,544	2,183
Finished goods	52,275	30,768

Total inventories	$100,453	$65,819

Inventories are net of an allowance for excess and obsolete inventories of approximately $17.9 million and $15.7 million as of January 1, 2006 and January 2, 2005, respectively.

Note 4. Property, Plant and Equipment

Net property, plant and equipment consist of the following:

	January 1, 2006	January 2, 2005
Machinery and equipment	$196,684	$187,163
Buildings and improvements	79,290	82,348
Land	25,747	24,155
Office furniture and equipment	25,247	15,008
Leasehold improvements	3,343	1,142

Gross property, plant and equipment	330,311	309,816
Less: Accumulated depreciation and amortization	(157,885)	(163,386)

Total property, plant and equipment, net	$172,426	$146,430

During fiscal 2004 Powerwave determined that certain of its equipment had become excess to its production requirements as a result of its restructuring efforts and, therefore, was no longer useful to the Company. This equipment was physically segregated from the Company’s remaining active equipment and sold or disposed of prior to January 2, 2005. The difference between the estimated net selling price for such equipment and its net book value resulted in an impairment charge of approximately $0.4 million during fiscal 2004. See “Note 9. Restructuring and Impairment Charges” for additional information.

Note 5. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the years ended January 1, 2006 and January 2, 2005 are as follows:

	Telecom	Contract Manufacturing	Total
Balance, December 28, 2003	$3,439	$—	$3,439
Goodwill from acquisition of LGP Allgon	218,275	18,980	237,255
Effect of foreign exchange rate changes	33,606	2,923	36,529

Balance, January 2, 2005	255,320	21,903	277,223
Goodwill from acquisitions	49,560	—	49,560
Effect of foreign exchange rate changes	(42,924)	(3,732)	(46,656)

Balance, January 1, 2006	$261,956	$18,171	$280,127

Note 6. Intangible Assets

Intangible assets as of January 1, 2006 and January 2, 2005, respectively, are comprised of the following:

	January 1, 2006			Wtd. Avg. Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-amortizing:
Trademark	$653	$—	$653	—
Amortizing:
Developed technology	63,808	(24,448)	39,360	4.5 years
Customer-relationship/contracts	37,751	(8,741)	29,010	5.5 years
Distribution agreements	2,107	(1,756)	351	2 years
Backlog	4,181	(4,181)	—	8 months

	$108,500	$(39,126)	$69,374

	January 2, 2005			Wtd. Avg. Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Non-amortizing:
Trademark	$787	$—	$787	—
Amortizing:
Developed technology	49,188	(16,933)	32,255	5 years
Customer-relationship/contracts	34,343	(3,712)	30,631	6 years
Distribution agreements	2,540	(847)	1,693	2 years
Backlog	3,545	(3,545)	—	8 months

	$90,403	$(25,037)	$65,366

Future amortization expense is expected to be $18.9 million, $18.4 million, $18.1 million, $11.7 million and $1.6 million in fiscal years 2006, 2007, 2008, 2009 and 2010, respectively.

Note 7. Other Non-Current Assets

Other non-current assets consist of the following:

	January 1, 2006	January 2, 2005
Buildings held for sale	$—	$4,451
Debt issue costs, net	7,110	8,957
Long-term deposits	988	3,459
Long-term prepaid expenses	267	229

Total other non-current assets	$8,365	$17,096

Note 8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 1, 2006	January 2, 2005
Accrued warranty costs	$20,321	$10,164
Accrued compulsory share liability (Note 17)	4,567	7,923
Accrued value added tax	6,505	4,578
Accrued interest expense	905	1,270
Accrued sales tax	268	416
Other accrued expenses and other current liabilities	23,455	15,183

Total accrued expenses and other current liabilities	$56,021	$39,534

Note 9. Restructuring and Impairment Charges

Integration of REMEC’s Wireless Systems Business

In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. As a result, we recorded restructuring charges related to our operations of approximately $0.4 million during the year ended January 1, 2006. These charges are included in restructuring and impairment charges within operating expenses in the accompanying condensed consolidated statement of operations. Additionally, we recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The implementation of the restructuring and integration plan is in its initial stages and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006.

Integration with LGP Allgon

In connection with our acquisition of LGP Allgon during the second quarter of fiscal 2004, we formulated and began to implement its plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. As a result, we recorded a restructuring charge related to Powerwave’s legacy operations of approximately $2.6 million during fiscal 2004 and $0.9 million during fiscal 2005 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In fiscal 2004, this amount included approximately $2.2 million in connection with workforce reductions of approximately 118 employees at various Powerwave operating locations and $0.4 million in connection with certain impaired equipment. In fiscal 2005, this amount included approximately $0.9 million of future lease obligations on excess facilities. Based on the job classification of the impacted employees or the characterization of the underlying assets and lease expenses, approximately $0.5 million of this restructuring charge was recorded in cost of sales in fiscal 2004 and approximately $2.1 million and $0.9 million in fiscal 2004 and 2005, respectively were recorded in operating expenses. During fiscal 2005, we finalized our restructuring and integration plan with respect to the consolidation of LGP Allgon’s legacy operations and recorded an additional $3.7 million in restructuring costs related to additional workforce reductions and facility closures, bringing the total costs recognized as liabilities and additional asset fair value adjustments related to such restructuring and integration plan to $26.6 million. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Integration activities related to this restructuring plan are currently expected to continue through the second quarter of fiscal 2006.

A summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the years ended January 2, 2005 and January 1, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at December 28, 2003	$20	$—	$—	$20
Amounts assumed from LGP Allgon	464	3,348	863	4,675
Amounts accrued in purchase accounting	14,067	2,788	1,348	18,203
Amounts expensed	2,151	458	—	2,609
Amounts paid/incurred	(5,540)	(4,111)	(1,679)	(11,330)
Effect of exchange rates	1,592	1,518	67	3,177

Balance at January 2, 2005	12,754	4,001	599	17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	12,743	3,580	29	16,352
Amounts expensed	402	929	—	1,331
Amounts paid/incurred	(15,270)	(1,075)	(590)	(16,935)
Effect of exchange rates	(1,905)	(76)	(47)	(2,028)

Balance at January 1, 2006	$8,787	$7,359	$243	$16,389

Note 10. Financing Arrangements and Long-Term Debt

On November 10, 2004, Powerwave completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 (“2024 Notes”) to Deutsche Bank Securities, Inc. The 2024 Notes are convertible into the Common Stock of Powerwave at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. Powerwave may redeem the 2024 Notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of Powerwave’s Common Stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by Powerwave at any time after November 21, 2011. Holders of the 2024 Notes may require Powerwave to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. Holders of the 2024 Notes may also require Powerwave to repurchase all or a portion of their notes in the case of a change in control. In addition, under certain circumstances related to a change in control, the conversion price of the 2024 Notes may be adjusted downwards, thereby increasing the number of shares issuable upon conversion, if holders of the 2024 Notes elect to convert their notes at a time when the 2024 Notes are not redeemable by the Company. Powerwave used a portion of the proceeds of the offering to fund the repurchase of $40.0 million of its Common Stock (5,050,505 shares) simultaneously with the issuance of the 2024 Notes. The Company received net cash proceeds of approximately $154.2 million after the deduction of the amount used for the Common Stock repurchase and debt issuance costs.

On July 18, 2003, Powerwave completed the private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008 (“2008 Notes”). The 2008 Notes are convertible into shares of the Common Stock of Powerwave at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25% with interest payable semi-annually on January 15 and July 15. The 2008 Notes are callable by the Company beginning July 22, 2007. Powerwave used a portion of the proceeds of the offering to fund the repurchase of $25.0 million of the Company’s Common Stock (3,144,654 shares) simultaneously with the issuance of the 2008 Notes. The Company received net cash proceeds of approximately $100.9 million after the deduction of the amount used for the Common Stock repurchase and debt issuance costs.

Both the 2024 Notes and 2008 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company.

Note 11. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. During fiscal 2004, the Company matched 100% of the first 3% of eligible compensation contributed and 50% of the next 2% of eligible compensation contributed. Effective fiscal 2005, the Company matches 100% of the first 5% of eligible compensation contributed. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Employer matching contributions for the years ended January 1, 2006, January 2, 2005 and December 28, 2003 were $1.0 million, $0.9 million, and $1.0 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended January 1, 2006, January 2, 2005 or December 28, 2003.

Note 12. Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) provides that a total of 3,000,000 shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During fiscal 2005, the sixteenth and seventeenth purchases under the ESPP occurred on January 31, 2005 and August 1, 2005, respectively. A total of 188,644 shares were purchased in the sixteenth purchase at $4.76 per share and 126,551 shares were purchased in the seventeenth purchase at $6.90 per share. At January 1, 2006, there were rights to purchase approximately 92,000 shares under the ESPP’s eighteenth offering, which will conclude on January 31, 2006. There were 1,026,907 shares available for purchase at January 1, 2006 under the ESPP.

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

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 1995 Plan provides for the grant of non-statutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company’s Board of Directors. In addition, for any individual possessing 10% or more of the voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company’s Board of Directors. Options generally vest at the rate of 25% on the first anniversary of the grant date and 2% per month thereafter. All options expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company’s Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company’s Common Stock. As of January 1, 2006, a total of 5,689,974 options have been exercised under the 1995 Plan, of which a total of 2,404,974 shares of Common Stock have been funded from those shareholders party to the amended Stockholder’s Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At January 1, 2006, there were 125,871 options outstanding under the 1995 Plan at a weighted average exercise price of $4.72 share. The ability to grant additional shares under the 1995 Plan expired in December 2005. Therefore, there are no shares available for grant under the 1995 Plan at January 1, 2006 and there were a total of 125,871 shares of Common Stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), as amended, provides for the granting of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1996 Plan. As of January 1, 2006, all of the options granted under the 1996 Plan have been non-statutory options. The 1996 Plan provides that for non-statutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Authority to control and manage the 1996 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than ten years after the grant date. As of January 1, 2006, a total of 4,745,028 options had been exercised under the 1996 Plan and there were 3,991,114 options outstanding under the 1996 Plan at a weighted average exercise price of $12.56 per share. There were 263,858 shares available for grant under the 1996 Plan at January 1, 2006. The Plan has a termination date of December 5, 2006.

1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. On November 10, 2005, our shareholders approved the Director Plan Amendment that extended the term of the Director Plan from its current expiration date of December 5, 2006 to December 5, 2016. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of January 1, 2006, a total of 195,000 options had been exercised under the Director Plan. There were 335,000 options outstanding under the Director Plan as of January 1, 2006 at a weighted average exercise price of $9.16 per share. There were 670,000 shares available for grant under the Director Plan at January 1, 2006.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provides that a total of 2,640,000 shares of the Company’s Common Stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only non-statutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more executive officers of the Company (the “Administrator”). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a “re-pricing” of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of January 1, 2006, 335,893 shares had been exercised under the 2000 Plan. There were 1,605,939 options outstanding under the 2000 Plan as of January 1, 2006 at a weighted average exercise price of $10.26 per share. There were 698,168 shares available for grant under the 2000 plan at January 1, 2006. The 2000 Plan has a termination date of March 17, 2010.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders of the Company on April 24, 2002. The 2002 Plan provides that a total of 2,000,000 shares of the Company’s Common Stock are reserved for issuance under the 2002 Plan. Employees and consultants or independent advisors who are in the service of the Company or its subsidiaries are eligible to participate in the 2002 Plan. The Company’s executive officers and other highly paid employees are also eligible to participate in the 2002 Plan. The 2002 Plan provides only for the granting of non-statutory stock options. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2002 Plan be granted options under the 2002 plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2002 Plan shall have a maximum term of no more than ten years from the grant date. Authority to control and manage the 2002 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine the administration of the 2002 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more officers of the Company. All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2002 Plan shall have the authority, consistent with the provisions of the 2002 Plan and the authority of the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2002 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an option agreement to effect a “re-pricing” of the exercise price of such option either by (1) lowering the exercise price of a previously granted option or (2) by canceling a previously granted option and granting a new option except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2002 Plan shall not be considered a re-pricing of such option. As of January 1, 2006, 363,908 shares had been exercised under the 2002 Plan. There were 1,086,659 options outstanding under the 2002 Plan as of January 1, 2006 at a weighted average exercise price of $5.21 per share. There were 549,433 shares available for grant under the 2002 plan at January 1, 2006. The 2002 Plan has a termination date of January 23, 2012.

2005 Stock Incentive Plan

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was approved by the shareholders of the Company on November 10, 2005. The 2005 Plan provides that a total of 7,500,000 shares of the Company’s Common Stock are reserved for issuance under the 2005 Plan. Any person who is an employee of the Company or any affiliate thereof, any person to whom an offer of employment with the Company has been extended, as determined by the Committee, or any person who is a non-employee director is eligible to be designated by the Committee to receive awards and become a participant under the 2005 Plan. The 2005 Plan includes the following equity compensation awards: non-qualified stock options, restricted stock awards, unrestricted stock awards, stock appreciation rights and restricted stock units. The exercise price per share of a stock option shall not be less than the fair market value of the Company’s common stock on the date the option is granted, provided that the Committee may in its discretion specify for any stock option an exercise price per share that is higher than the fair market value of the Company’s common stock on the date the option is granted. The Committee shall determine the period during which a vested stock option may be exercised, provided that the maximum term of a stock option shall be ten years from the date the option is granted. A maximum of 7,500,000 shares of common stock may be issued and sold under all awards, restricted and unrestricted, granted under the 2005 Plan. Of such aggregate limit, the maximum number of shares of common stock that may be issued under all awards of restricted stock, restricted stock units and stock awards, in the aggregate, shall be 3,000,000 shares. The maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, restricted stock, stock units and stock awards, in the aggregate, granted to any one participant during any single fiscal year period shall be 500,000 shares. The foregoing limitations shall each be applied on an aggregate basis taking into account awards granted to a participant under the 2005 Plan as well as awards of the same type granted to a participant under any other equity-based compensation plan of the Company or any affiliate thereof. The 2005 Plan is to be administered by either the Board of Directors or one or more committees designated by the Board (the “Committee”). The Committee shall have such powers and authority as may be necessary or appropriate to carry out the functions of the Committee as described in the 2005 Plan. Subject to the express limitations of the 2005 Plan, the Committee shall have authority in its discretion to determine the persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Committee may prescribe, amend and rescind rules and regulations relating to the 2005 Plan. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties. Additionally, the Committee may delegate to one or more officers of the Company the ability to grant and determine terms and conditions of awards under the 2005 Plan to certain employees, and the Committee may delegate to any appropriate officer or employee of the Company responsibility for performing certain ministerial functions under the 2005 Plan. Subject to anti-dilution adjustment provisions in the 2005 Plan, without the prior approval of the Company’s shareholders, evidenced by a majority of votes cast, neither the Committee nor the Board of Directors shall cause the cancellation, substitution or amendment of a stock option that would have the effect of reducing the exercise price of such a stock option previously granted under the 2005 Plan, or otherwise approve any modification to such a stock option that would be treated as a “repricing” under the then applicable rules, regulations or listing requirements adopted by the Nasdaq Stock Market. As of January 1, 2006, 200,000 shares of restricted stock had been granted under the 2005 Plan. There were 7,300,000 shares available for grant under the 2005 plan at January 1, 2006. The 2005 Plan has a termination date of September 20, 2015.

The following table summarizes activity for outstanding options under the Company’s stock option plans:

	Number of Shares	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 29, 2002	9,599	$14.40	4,545	$15.61
Granted	1,527	$6.63
Exercised	(317)	$3.96
Canceled	(1,857)	$21.13

Balance at December 28, 2003	8,952	$12.05	4,855	$13.91
Granted	1,603	$7.51
Exercised	(251)	$4.86
Canceled	(1,355)	$14.41

Balance at January 2, 2005	8,949	$10.90	5,556	$13.18
Granted	660	$9.01
Exercised	(1,333)	$6.58
Canceled	(1,133)	$16.59

Balance at January 1, 2006	7,143	$10.63	5,053	$12.08

The following table summarizes information about all stock options outstanding at January 1, 2006 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan, 2002 Plan and 2005 Plan:

	Options Outstanding at January 1, 2006			Options Exercisable at January 1, 2006
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$ 1.33 - $ 5.01	1,534	$4.10	4.83	1,076	$3.74
$ 5.13 - $ 6.46	1,677	$5.79	5.51	1,176	$5.71
$ 6.47 - $10.52	1,507	$7.80	6.15	550	$7.84
$10.54 - $15.42	1,435	$12.14	3.87	1,262	$12.10
$15.50 - $67.08	990	$31.05	3.29	989	$31.06

Total	7,143	$10.63	4.86	5,053	$12.08

The Company granted 200,000 shares of restricted stock on December 19, 2005 that are subject to a risk of forfeiture which lapses with respect to 20,000 shares every 3 months following the grant date so that the risk of forfeiture lapses with respect to all shares on June 19, 2008. The market value per share on the date of the grant was $12.68. The Company recorded $0.04 million of compensation expense during 2005 related to this grant that is reflected as a component of general and administrative expense. The Company will continue to record compensation expense during the term of this award.

The Company recorded compensation expense for any options granted with an exercise price below the market value of the Company’s Common Stock at the date of grant. This compensation expense was calculated as the difference between the market value of the stock and the option exercise price at the grant date and was amortized over the option vesting period. There was no remaining unamortized compensation expense as of December 28, 2003.

Note 14. Commitments and Contingencies

Future minimum lease payments required under all operating leases at January 1, 2006 are payable as follows:

Fiscal Year	Total
2006	$6,962
2007	7,227
2008	1,445
2009	1,809
2010	1,076
Thereafter	4,142

Total	$22,661

Total rent expense was $4.6 million, $3.4 million and $1.9 million for the years ended January 1, 2006, January 2, 2005 and December 28, 2003, respectively.

Powerwave is subject to various legal proceedings from time to time as part of its business. As of January 1, 2006, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition and results of operations.

Note 15. Contractual Guarantees and Indemnities

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the years ended January 2, 2005 and January 1, 2006 is as follows:

Description	Accrued Warranty Costs
Balance at December 28, 2003	$4,829
Reserve balances acquired with LGP Allgon	7,521
Reductions for warranty costs incurred	(5,057)
Warranty accrual related to current year sales	3,071
Change in estimate related to previous warranty accruals	(200)

Balance at January 2, 2005	10,164
Reserve balances assumed in acquisitions	8,544
Reductions for warranty costs incurred	(6,075)
Warranty accrual related to current year sales	2,684
Change in estimate related to previous warranty accruals	6,157
Effect of exchange rates	(1,153)

Balance at January 1, 2006	$20,321

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 1, 2006 is included below:

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on Powerwave’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in November 2004 and July 2003, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

Note 16. Income Taxes

The components of income (loss) before income taxes and provision for (benefit from) income taxes for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 consists of the following:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Income (loss) before income taxes:
United States	$43,313	$(20,206)	$(49,876)
Foreign	10,566	(6,603)	(3,554)

Total	$53,879	$(26,809)	$(53,430)

Provision for (benefit from) income taxes:
Current:
Federal	$1,058	$(632)	$(179)
State	668	(786)	34
Foreign	1,782	983	77

Total current provision (benefit)	3,508	(435)	(68)

Deferred:
Federal	—	36,367	(17,914)
State	—	6,728	(2,597)
Foreign	(275)	2,653	8

Total deferred provision (benefit)	(275)	45,748	(20,503)

Total	$3,233	$45,313	$(20,571)

The provision (benefit) for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended January 1, 2006, January 2, 2005 and December 28, 2003 as follows:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Taxes at federal statutory rate	$18,858	$(9,384)	$(18,700)
State taxes, net	435	3,746	(1,666)
In-process research and development charge	—	8,208	—
Foreign income taxed at different rates	(2,192)	(888)	(132)
Research and experimentation tax credits	—	(1,135)	—
Other	215	(5)	(73)
Change in federal valuation allowance	(14,083)	44,771	—

Provision for (benefit from) income taxes	$3,233	$45,313	$(20,571)

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	January 1, 2006	January 2, 2005
Deferred tax assets:
Accruals and provisions	$10,934	$9,022
Inventory	2,744	2,955
Net operating loss carry-forwards	22,502	42,895
Property, plant and equipment	4,696	7,604
Tax credit carry-forwards	23,782	10,475
Other	189	82

Gross deferred tax assets	64,847	73,033
Less: valuation allowance	(60,079)	(63,680)

Net deferred tax assets	4,768	9,353

Deferred tax liabilities:
Amortizable intangible assets	(3,183)	(8,302)
Unrepatriated foreign earnings	(66)	(1,697)

Gross deferred tax liabilities	(3,249)	(9,999)

Net deferred tax assets (liabilities)	$1,519	$(646)

As of January 1, 2006, Powerwave had combined federal and state operating loss carry-forwards of approximately $46.2 million and $17.6 million, respectively, that expire from 2021 to 2024 and foreign operating loss carry-forwards of $19.5 million with no expiration date. The Company also had federal and California tax credit carry-forwards of $8.5 million and $15.2 million, respectively. The federal tax credits will begin to expire in 2021 and the California tax credits will begin to expire in 2006.

Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $0.2 million and $4.3 million at January 1, 2006 and January 2, 2005, respectively. The Company has provided for the estimated residual U.S. tax on the portion of these earnings, that may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes, less applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation.

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

As part of the LGP acquisition, the Company assumed a tax liability related to a tax planning strategy for which the related deductions had previously been disallowed by the Swedish tax authority and the county administrative court. While Powerwave continues to vigorously contest this determination, the estimated liability of approximately $13.1 million is included on the balance sheet at January 1, 2006 and January 2, 2005 within accrued income taxes and accrued expenses.

Note 17. Acquisitions

REMEC Wireless Acquisition:

On September 2, 2005, the Company completed the REMEC Wireless Acquisition pursuant to the Asset Purchase Agreement entered into by the Company and REMEC, Inc. (“REMEC”) on March 13, 2005, and as amended on July 11, 2005. As consideration, the Company paid a purchase price consisting of $40 million in cash, and 10 million shares of the Company’s common stock, valued at $79.5 million based upon the average closing price for the three days before and after the announcement of the transaction. The purchase price is subject to certain post-closing adjustments. To cover any potential indemnification claims, REMEC deposited $15 million of the purchase price into an escrow. There were several reasons for the REMEC Wireless Acquisition, and these included increased customer diversification, increased product coverage and industry consolidation.

The aggregate purchase price of the REMEC Wireless Acquisition was comprised of the following:

Common stock	$79,500
Cash	40,000
Transaction costs paid by Powerwave	2,854

Total purchase price	$122,354

In connection with the acquisition, we formulated and began to implement a plan to restructure and integrate the operations of the combined companies. Initial estimated costs to restructure and integrate the REMEC Wireless operations were included in the preliminary allocation of the purchase consideration. See “Note 9. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

The Company completed a preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management with the assistance of independent valuation specialists. Such allocation and amounts may change as management finalizes its restructuring and integration plan, product line rationalization decisions, as well as its final evaluation of liabilities associated with warranty obligations assumed in the REMEC Wireless Acquisition. Additional costs identified as part of the plan to restructure and integrate the REMEC Wireless operations recorded in future periods will be recorded as an adjustment to goodwill. Powerwave allocated approximately $28.7 million to various identifiable intangible assets related to technology and customers, with a weighted average life of 4 years. In addition, Powerwave wrote up the acquired REMEC Wireless finished goods inventory to fair value, all of which was sold during the third quarter of fiscal 2005 and resulted in a charge of $1.4 million.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the REMEC Wireless Acquisition:

Assets:
Current assets	$72,802
Goodwill	40,965
Identifiable intangible assets	28,720
Other non-current assets	39,816

Total assets:	182,303

Liabilities:
Current liabilities	(59,847)
Other non-current liabilities	(102)

Total liabilities	(59,949)

Total purchase price	$122,354

Approximately $36.9 million of goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma financial information for the years ended January 1, 2006 and January 2, 2005, assumes that the REMEC Wireless Acquisition had occurred on the first day of each period presented. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Fiscal Years Ended
Pro forma	January 1, 2006	January 2, 2005
Net sales	$993,660	$726,653

Net income (loss)	$32,350	$(182,459)

Basic income (loss) per share	$0.29	$(1.82)

Diluted income (loss) per share	$0.22	$(1.82)

Kaval Wireless Acquisition:

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

LGP Allgon Acquisition:

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

As of January 1, 2006, there were approximately 527,436 shares of LGP Allgon common stock not tendered. The Company has initiated compulsory acquisition proceedings under Swedish law to acquire these remaining shares and, in connection with the acquisition, recorded a liability to purchase these shares. To the extent the actual amount paid differs from the liability, the difference will be adjusted to goodwill. The Company currently expects to pay approximately $4.6 million in the future to satisfy the outstanding compulsory share liability.

The aggregate purchase price of LGP Allgon was comprised of the following:

Common stock	$297,005
Cash	88,217
Compulsory share liability	14,652
Transaction costs paid by Powerwave	7,678

Total purchase price	$407,552

The Company completed a preliminary allocation of the aggregate purchase price to tangible and intangible assets acquired and liabilities assumed upon estimates of fair value determined by management with the assistance of independent valuation specialists. The estimated fair values of the identifiable intangible assets acquired were determined using the income approach.

In connection with the acquisition, the Company formulated and implemented a plan to restructure and integrate the operations of the combined companies. Pursuant to such plan, the Company recognized $26.6 million as liabilities or asset write-downs in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of LGP Allgon operations, including amounts for future lease obligations on excess facilities, impairment of excess equipment, write-downs of inventory for discontinued product lines and severance related costs for expected workforce reductions. These estimated costs are included in the allocation of the purchase consideration in accordance with SFAS No. 141, Business Combinations and EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Integration activities related to such plan are currently expected to continue through the second quarter of fiscal 2006. See “Note 9. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

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

New product development projects underway at LGP Allgon at the time of the acquisition included, among others, various antenna projects covering multiple system capabilities and full band functionality, various tower-mounted amplifier projects covering full band capability, various filter projects covering new product platforms, and various repeater projects covering both EDGE and WCDMA applications. At the date of the acquisition, the Company estimated that the cost to complete these projects aggregated approximately $2.3 million and expected the cost to be incurred over a one year period. As of January 1, 2006, all projects were completed.

The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the LGP Allgon acquisition:

Assets:
Current assets	$131,252
Goodwill	239,096
Identifiable intangible assets	66,686
Other non-current assets	85,619

Total assets:	522,653

Liabilities:
Current liabilities	(110,579)
Debt	(27,789)
Other non-current liabilities	(183)

Total liabilities	(138,551)

In process research and development	23,450

Total purchase price	$407,552

The following unaudited pro forma financial information for fiscal year ended January 2, 2005, assumes that the LGP Allgon acquisition had occurred on the first day of the period presented. The pro forma financial information is presented for information purposes only. The unaudited pro forma financial information excludes the effect of the in-process research and development charge of $23.5 million. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Pro forma	Fiscal Year Ended January 2, 2005
Net sales	$583,752

Net loss	$(54,724)

Basic loss per share	$(0.53)

Diluted loss per share	$(0.53)

Note 18. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our subordinated convertible notes. The components of other income, net, are as follows:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Interest income	$7,644	$2,920	$2,425
Interest expense	(7,719)	(3,861)	(1,162)
Foreign currency gain (loss), net	393	394	33
Other income (expense)	1,297	665	1,098

Total	$1,615	$118	$2,394

Note 19. Earnings (Loss) Per Share

In accordance with SFAS 128, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Diluted earnings per share for the year ended January 1, 2006 includes the add-back of interest expense (net of tax) of approximately $6.7 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 shares, as well as stock options under the treasury stock method of 2,083,031 shares. Potential common shares of 15,892,536 related to the Company’s convertible debt and stock option programs have been excluded from diluted weighted average common shares for the years ended January 2, 2005 and December 28, 2003, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted earnings (loss) per share:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Basic:
Net income (loss)	$50,646	$(72,122)	$(32,859)
Basic weighted average common shares	103,396	90,212	64,667

Basic earnings (loss) per share	$0.49	$(0.80)	$(0.51)

Diluted:
Net income (loss)	$50,646	$(72,122)	$(32,859)
Interest expense of convertible debt, net of tax	6,651	—	—

Net income (loss), as adjusted	$57,297	$(72,122)	$(32,859)

Weighted average common shares	103,396	90,212	64,667
Potential common shares	32,510	—	—

Weighted average common shares, as adjusted	135,906	90,212	64,667

Diluted earnings (loss) per share	$0.42	$(0.80)	$(0.51)

Note 20. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the years ended January 1, 2006, January 2, 2005, and December 28, 2003, sales to customers that accounted for 10% or more of revenues for the year totaled $235.6 million, $163.7 million, and $171.0 million, respectively. For fiscal year 2005, sales to one customer accounted for approximately 15% of revenues, and sales to another customer accounted for approximately 14% of revenues. For fiscal year 2004, sales to one customer accounted for approximately 24% of revenues, and sales to another customer accounted for approximately 11% of revenues. For fiscal year 2003, sales to one customer accounted for approximately 57% of revenues, and sales to another customer accounted for approximately 15%. Sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 9%, 24%, and 57% of total revenues during such years, respectively. During the years ended January 1, 2006 and January 2, 2005, sales to Cingular Wireless accounted for approximately 15% and 5% of total revenues, respectively.

As of January 1, 2006, approximately 22% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during fiscal 2005. The inability to collect outstanding receivables from the customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 22. Segments

The Company’s sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. Powerwave also manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing. These two reportable segments, “Wireless Communications” and “Contract Manufacturing” are regularly evaluated by the Company’s executive management in deciding how to allocate resources and in assessing performance. The Company does not separately segregate or track assets by product group within its wireless business segment. The accounting policies for each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

The following schedule presents an analysis of certain financial information for these two business segments:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005	December 28, 2003
Net sales:
Wireless communications	$784,330	$448,867	$239,069
Contract manufacturing	40,748	25,047	—

Total net sales	$825,078	$473,914	$239,069

Operating income (loss):
Wireless communications	$53,735	$(28,175)	$(55,824)
Contract manufacturing	(1,471)	1,248	—

Total operating income (loss)	$52,264	$(26,927)	$(55,824)

	January 1, 2006	January 2, 2005
Total assets:
Wireless communications	$1,095,670	$982,519
Contract manufacturing	34,580	38,252

Total assets	$1,130,250	$1,020,771

The following table presents a further analysis of Powerwave’s sales within the wireless communications business segment, based upon product group:

	Fiscal Years Ended
Wireless Communications Product Group	January 1, 2006		January 2, 2005		December 28, 2003
Antenna systems	$246,220	31.4%	$110,991	24.7%	$—	—%
Base station subsystems	457,260	58.3%	277,521	61.8%	239,069	100.0%
Coverage solutions	80,850	10.3%	60,355	13.5%	—	—%

Total net segment sales	$784,330	100.0%	$448,867	100.0%	$239,069	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions.

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended
Geographic Area	January 1, 2006	January 2, 2005	December 28, 2003
United States	$293,137	$114,665	$64,508
Asia	76,303	61,895	31,974
Europe	433,770	260,838	78,745
Other international	21,868	36,516	63,842

Total net sales	$825,078	$473,914	$239,069

Asian sales include sales to China, South Korea and other locations in Asia. Other international sales include sales to Canada, Mexico, Latin and South America and all other foreign countries. Sales to Canada were $4.9 million, $22.9 million, and $63.8 million during the years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively. Sales to Finland were $49.0 million, $22.8 million, and $35.4 million during the years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively. Sales to France were $36.8 million, $49.8 million, and $41.4 million during the years ended January 1, 2006, January 2, 2005, and December 28, 2003, respectively.

The following table reflects the geographic area of Powerwave’s long-lived assets:

	Fiscal Years Ended
Geographic Area	January 1, 2006	January 2, 2005
United States	$163,879	$78,041
Asia	21,130	4,235
Europe	332,222	422,612
Other international	13,061	1,227

Total	$530,292	$506,115

Note 23. Subsequent Event

On February 9, 2006, the Company announced that it will sell its manufacturing operations in the Philippines to Celestica Inc. for approximately $19.0 million in cash. The transaction closed on March 10, 2006.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarters Ended
	April 3, 2005	July 3, 2005		October 2, 2005 (2)	January 1, 2006 (2)
Fiscal 2005:
Net sales	$162,179	$186,334		$217,823	$258,742
Gross profit	$41,222	$47,657		$54,081	$62,648
Operating income	$6,147 (1)	$11,128		$16,297	$18,691
Net income	$5,371 (1)	$13,014		$13,105	$19,156

Basic earnings per share	$0.05	$0.13		$0.13	$0.17
Diluted earnings per share	$0.05	$0.11		$0.11	$0.15
Basic weighted average common shares	99,574	99,734		103,473	110,801
Diluted weighted average common shares	131,229	131,908		136,214	143,803

	Quarters Ended
	April 4, 2004	July 4, 2004 (3)		October 3, 2004 (3)	January 2, 2005 (3)
Fiscal 2004:
Net sales	$63,224	$115,981		$138,291	$156,418
Gross profit	$10,774	$22,276		$34,747	$38,124
Operating income (loss)	$(5,657)	$(30,190	)(4)	$3,435	$5,485
Net income (loss)	$(3,263)	$(30,162	)(4)	$2,799	$(41,496	)(5)

Basic earnings (loss) per share	$(0.05)	$(0.33)		$0.03	$(0.41)
Diluted earnings (loss) per share	$(0.05)	$(0.33)		$0.03	$(0.41)
Basic weighted average common shares	63,393	91,664		104,343	101,448
Diluted weighted average common shares	63,393	91,664		104,837	101,448

(1)	Operating income and net income for the quarter ended April 3, 2005 include a non-cash charge of $0.4 million for in-process research and development that was expensed upon completion of the Kaval acquisition. See “Note 17. Acquisitions” of the preceding “Notes to Consolidated Financial Statements.”
(2)	Financial results include the REMEC Wireless business beginning September 2005.
(3)	Financial results include LGP Allgon beginning May 2004.
(4)	Operating income (loss) and net income (loss) for the quarter ended July 4, 2004 include a non-cash charge of $23.5 million for in-process research and development that was expensed upon completion of the LGP Allgon acquisition. See “Note 17. Acquisitions” of the preceding “Notes to Consolidated Financial Statements.”
(5)	Net income (loss) for the quarter ended January 2, 2005 includes a non-cash charge of $45.0 million related to the establishment of a full valuation allowance against Powerwave’s net U.S. deferred tax asset. See “Note 16. Income Taxes” of the preceding “Notes to Consolidated Financial Statements.”

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Powerwave and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures excluding disclosure controls and procedures related to REMEC, Inc.’s Wireless Systems Business acquired on September 2, 2005 are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s annual and periodic SEC filings.

There were no changes in our internal controls over financial reporting during the year ended January 1, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of January 1, 2006. Such assessment excluded the internal controls over financial reporting related to our acquisition of REMEC, Inc.’s Wireless Systems Business . Since we completed the acquisition of REMEC on September 2, 2005, it was not possible to conduct a complete assessment of REMEC’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal controls over financial reporting. Therefore, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of January 1, 2006 does not include the internal controls over financial reporting of REMEC. Our fiscal 2005 consolidated financial statements include the operating results of REMEC for four months. During this period, these operations generated approximately 11% of total revenues. Additionally, REMEC’s total assets as of January 1, 2006 were approximately 16% of consolidated total assets.

In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of January 1, 2006, our internal control over financial reporting, excluding internal controls over financial reporting with respect to REMEC, are effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Powerwave Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at REMEC Wireless, which was acquired on September 2, 2005 and whose financial statements reflect total assets and revenues constituting 16 and 11 percent, respectively, of the related total consolidated financial statement amounts of assets and revenues as of and for the year ended January 1, 2006. Accordingly, our audit did not include the internal control over financial reporting at REMEC Wireless. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 1, 2006 of the Company and our report dated March 17, 2006 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 17, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Bruce C. Edwards, 52, became Executive Chairman of the Board of Directors of Powerwave in February 2005. Mr. Edwards joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Chief Executive Officer of Powerwave from February 1996 to February 2005 and was President from February 1996 to May 2004. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation.

Ronald J. Buschur, 42, became President and Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

John L. Clendenin, 71, became Lead Director in February 2005. Mr. Clendenin was non-executive Chairman of the Board of Directors of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Equifax Inc., Acuity Brands, Inc., The Kroger Company and The Home Depot, Inc.

Daniel A. Artusi, 51, joined Powerwave’s Board of Directors in December 2002. Mr. Artusi is Chairman and Chief Executive Officer of ColdWatt, Inc, a provider of high efficiency power supplies for the communications and computer industries. Prior to joining ColdWatt, Inc. in June 2005, Mr. Artusi was President and Chief Executive Officer of Silicon Laboratories Inc., a designer and manufacturer of mixed-signal integrated circuits, having joined the company as Chief Operating Officer in 2001. Mr. Artusi held various positions at Motorola, Inc. from 1977 to 2001. From August 1999 to August 2001, Mr. Artusi served as Corporate Vice President and General Manager of Motorola’s Networking and Computing Systems Group. Mr. Artusi served as Vice President and General Manager of Motorola’s Wireless Infrastructure Division from May 1997 to August 1999 and as General Manager of Motorola’s RF Products Division from April 1996 to May 1997. Mr. Artusi also serves on the Board of Directors of Atheros Communications.

David L. George, 52, has been a member of Powerwave’s Board of Directors since November 1995. Since January 2005, he has served as Executive Vice President Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications. From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks.

Eugene L. Goda, 69, has been a member of Powerwave’s Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

Carl W. Neun, 62, has been a member of Powerwave’s Board of Directors since February 2000. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun is Chairman of Oregon Steel Mills, Inc. and serves on the Board of Directors of Planar Systems and RadiSys Corp.

Andrew J. Sukawaty, 50, has been a member of Powerwave’s Board of Directors since May 1998. Mr. Sukawaty is Chairman and Chief Executive Officer of Inmarsat PLC and President of Cable Partners Europe L.L.C. Mr. Sukawaty is also a non-executive director and was previously Deputy Chairman of O2, PLC, formerly BT Wireless. He is also Chairman of Xyratex Ltd. From September 1996 to June 2000, Mr. Sukawaty served as President and Chief Executive Officer of Sprint PCS. Prior to joining Sprint PCS, Mr. Sukawaty was Chief Executive Officer of NTL Limited since 1994. From 1989 to 1994, he was Chief Operating Officer of Mercury One-2-One, a PCS service provider in the United Kingdom. Prior to 1989, Mr. Sukawaty held various positions with US WEST, Inc., AT&T and Northwestern Bell.

Mikael R. Gottschlich, 45, has been a member of Powerwave’s Board of Directors since May 2004. Mr. Gottschlich had previously been a member of the Board of LGP Allgon Holding AB since 1997. Mr. Gottschlich was President and Chief Executive Officer of LGP Telecom from June 1993 until April 2002, including certain predecessor companies, specifically MG Instruments from 1993 to 1997 and Arkivator from 1997 to 1999. Since March 2003, Mr. Gottschlich has been a Director of Skanditek Industriförvaltning AB, a publicly held industrial holding company with investments in Swedish companies.

Executive Officers

Bruce C. Edwards, 52, became Executive Chairman of the Board of Directors of Powerwave in February 2005. Mr. Edwards joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Chief Executive Officer of Powerwave from February 1996 to February 2005 and was President from February 1996 to May 2004. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation.

Ronald J. Buschur, 42, became President and Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

Kevin T. Michaels, 47, is presently the Chief Financial Officer and Secretary of Powerwave. Mr. Michaels joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Robert J. Legendre, 48, became Senior Vice President Global Operations of Powerwave in September 2005. Mr. Legendre joined the Company in July 2002, as Vice President of Supply Chain Management and Operations. Mr. Legendre was named President of the Americas and Asia business unit in May 2004 following the completion of the exchange offer for all of the shares of LGP Allgon. Prior to joining the Company, Mr. Legendre was Vice President of Global Supply Chain Management and Operations for InFocus Corp., a manufacturer of video projectors from June 2001 to July 2002. From May 2000 to May 2001, Mr. Legendre was Vice President of Worldwide Materials at Pemstar Corporation, a supplier of engineering, product design and automation and test services. From October 1996 to April 2000, Mr. Legendre was Vice President and Managing Director of Operations for Western Digital’s disk drive manufacturing operations in Singapore.

Gregory K. Gaines, 52, became Vice President Global Sales and Marketing of Powerwave in April 2005. Mr. Gaines joined the Company in November 2004 as Vice President Sales and Marketing America’s and Asia. Prior to joining the Company, Mr. Gaines held various strategic account management positions at Intel Corporation from 2000 to 2004, and was Worldwide Alliance Director before joining Powerwave. From 1998 to 2000 he was senior marketing manager for Compaq Computer Corporation. Prior to Compaq, Mr. Gaines was with Digital Equipment Corporation from 1981 to 1998. In the 16 years he was with Digital Equipment, he held management positions in sales and marketing, manufacturing and engineering.

Audit Committee and Audit Committee Financial Expert

Powerwave has a standing Audit Committee and the current members of this committee are David L. George, Eugene L. Goda, and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the Nasdaq marketplace rules. Powerwave’s Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 401(h) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Powerwave’s directors and executive officers, and persons who own more than ten percent of a registered class of the Powerwave’s equity securities, to file reports of ownership with the Securities and Exchange Commission (“SEC”) and Nasdaq. Directors, executive officers and greater than ten-percent beneficial owners are required by SEC regulations to furnish Powerwave with copies of all Section 16(a) reports they file.

To Powerwave’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal 2005.

Code of Ethics

Powerwave has adopted a “code of ethics” as defined in Item 406(b) of SEC Regulation S-K that applies to all employees of Powerwave, including its principal executive officer, principal financial officer and principal accounting officer. This code of ethics is designed to comply with the Nasdaq marketplace rules related to codes of conduct. A copy of our Code of Business Conduct and Ethics Policy is attached as Exhibit 14 to Powerwave’s Form 10-K for the year ended December 28, 2003 that was filed with the SEC on February 13, 2004. A copy of our Code of Business Conduct and Ethics Policy is also posted on our website at www.powerwave.com and is available upon written request to the secretary of Powerwave.

ITEM 11. EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Powerwave’s Proxy Statement filed in connection with its Annual Meeting of Stockholders under the headings “Executive Compensation” and “Stock Performance Comparison.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of the Powerwave’s Proxy Statement filed in connection with its Annual Meeting of Stockholders under the caption “Stock Ownership.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions under “Certain Relationships and Related Transactions” in Powerwave’s Annual Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding fees billed to Powerwave by its principal accountant, Deloitte & Touche LLP, under the heading “Principal Accountant Fees and Services” in Powerwave’s annual Proxy Statement is incorporated herein by reference.

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

(3)	Exhibits

The following exhibits are filed as part of this Report

Exhibit Number	Description
3.2	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.4	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Powerwave Technologies, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A dated June 4, 2001).

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to Registrant’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 10, 2005).

4.1	Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2	Amendment to Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.3	Indenture, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.4	Registration Rights Agreement, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.5	Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001).

4.5.1	First Amendment to Rights Agreement, dated June 19, 2003, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 2 of the Company’s Form 8-A12G/A as filed with the Securities and Exchange Commission on July 10, 2003).

4.6	Form of Global 1.25% Convertible Subordinated Note Due 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 (File No. 333-107633) as filed with the Securities and Exchange Commission on August 4, 2003).

4.7	Indenture, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deusche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.8	Registration Rights Agreement, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.9	Form of Global 1.875% Convertible Subordinated Note due 2024 (included in Exhibit 4.7).

10.1	Milcom International, Inc. 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.2	Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3	Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3.1	Amendment No. 2 to the 1995 Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.4	Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.5	Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6	Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6.1	Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.6.2	Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.7	Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the “Director Plan”) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.7.1	Amendment No.1 to Director Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.7.2	Amendment to 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.8	Form of Stock Option Agreement for Director Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.9	Powerwave Technologies, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.9.1	Amendment No. 1 to Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.9.2	Amendment to Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1.1 to the Company’s Registration Statement on form S-8 (File No. 333-107645) as filed with the Securities and Exchange commission on August 4, 2003). *

10.11	Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.24	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.25	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.33	Manufacturing Services and Supply Agreement between the Company and Celestica Corporation dated as of November 1, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s form 10-K as filed with the Securities and Exchange Commission on February 24, 2003).**

10.34	Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 22, 2002).*

10.35	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 22, 2002).*

10.36	Manufacturing Services and Supply Agreement between the Company and Venture Corporation Limited dated as of January 13, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2003).**

10.37	Repair Services Agreement between the Company and VM Services, Inc. dated June 26, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2003).**

10.39	Change in Control Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.40	Change in Control Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.41	Change in Control Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.42	Severance Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.43	Severance Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.44	Severance Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.45	Letter Agreement regarding Change of Control Benefits between the Company and Robert Legendre dated August 1, 2003 (incorporated by reference to Exhibit 10.45 to the Company’s Form 10-Q as filed with the Securities Exchange Commission on August 13, 2004).*

10.47	2005 Executive Bonus Plan (incorporated by reference to Exhibit 10.47 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 13, 2005).*

10.48	Amendment to Severance Agreement between the Company and Bruce C. Edwards dated May 3, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2005).*

10.49	Amendment to Change of Control Agreement between the Company and Bruce C. Edwards dated May 3, 2005 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2005).*

10.50	Powerwave Technologies, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.51	Form of Stock Option Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.52	Form of Restricted Stock Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.53	Form of Stock Appreciation Rights Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.54	Form of Restricted Stock Unit Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.55	Form of Stock Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended December 28, 2003 as filed with the Securities and Exchange Commission on February 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 17 day of March 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2006

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2006

/s/ BRUCE C. EDWARDS Bruce C. Edwards	Executive Chairman of the Board of Directors	March 17, 2006

/s/ JOHN L. CLENDENIN John L. Clendenin	Director	March 17, 2006

/s/ DANIEL A. ARTUSI Daniel A. Artusi	Director	March 17, 2006

/s/ MIKAEL GOTTSCHLICH Mikael Gottschlich	Director	March 17, 2006

/s/ DAVID L. GEORGE David. L. George	Director	March 17, 2006

/s/ EUGENE L. GODA Eugene L. Goda	Director	March 17, 2006

/s/ CARL W. NEUN Carl W. Neun	Director	March 17, 2006

/s/ ANDREW J. SUKAWATY Andrew J. Sukawaty	Director	March 17, 2006

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended January 1, 2006:
Allowance for doubtful accounts and sales returns	$6,309	1,675	4,584	(4,010)	$8,558
Allowance for excess and obsolete inventory	$15,669	24,486	14,559	(36,790)	$17,924
Allowance for tax valuation	$63,680	—	12,208	(15,809)	$60,079

Year ended January 2, 2005:
Allowance for doubtful accounts and sales returns	$2,332	4,025	822	(870)	$6,309
Allowance for excess and obsolete inventory	$8,586	18,467	2,249	(13,633)	$15,669
Allowance for tax valuation	$—	—	63,680	—	$63,680

Year ended December 28, 2003:
Allowance for doubtful accounts and sales returns	$2,505	—	2,004	(2,177)	$2,332
Allowance for excess and obsolete inventory	$8,998	—	3,308	(3,720)	$8,586
Allowance for tax valuation	$—	—	—	—	$—