Form 10-K/A
period 2006-01-01
POWERWAVE TECHNOLOGIES INC
filed 2006-04-28
CIK 1023362

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

As of July 3, 2005, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $984,964,962 computed using the closing price of $10.23 per share of Common Stock on July 1, 2005, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of April 2, 2006 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 112,129,564.

Documents Incorporated by Reference

None.

POWERWAVE TECHNOLOGIES, INC.

EXPLANATORY NOTE

Powerwave Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to include the information required by Part III of Form 10-K.

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

Ronald J. Buschur, 42, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

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

Executive Officers

Ronald J. Buschur, 42, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

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

Robert J. Legendre, 49, became Senior Vice President Global Operations of Powerwave in September 2005. Mr. Legendre joined the Company in July 2002, as Vice President of Supply Chain Management and Operations. Mr. Legendre was named President of the Americas and Asia business unit in May 2004 following the completion of the exchange offer for all of the shares of LGP Allgon. Prior to joining the Company, Mr. Legendre was Vice President of Global Supply Chain Management and Operations for InFocus Corp., a manufacturer of video projectors from June 2001 to July 2002. From May 2000 to May 2001, Mr. Legendre was Vice President of

Worldwide Materials at Pemstar Corporation, a supplier of engineering, product design and automation and test services. From October 1996 to April 2000, Mr. Legendre was Vice President and Managing Director of Operations for Western Digital’s disk drive manufacturing operations in Singapore.

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

Audit Committee and Audit Committee Financial Expert

Powerwave has a standing Audit Committee and the current members of this committee are Daniel A. Artusi, Eugene L. Goda, and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the Nasdaq marketplace rules. Powerwave’s Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 401(h) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Powerwave’s directors and executive officers, and persons who own more than ten percent of a registered class of the Powerwave’s equity securities, to file reports of ownership with the Securities and Exchange Commission (“SEC”) and Nasdaq. Directors, executive officers and greater than ten percent beneficial owners are required by SEC regulations to furnish Powerwave with copies of all Section 16(a) reports they file.

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

There are three primary components of executive compensation: base salary, bonus and stock option/equity grants. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive.

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

Management Bonus Plan

Powerwave maintains a cash bonus plan for executive officers of the Company. The bonus plan is intended to provide incentives to executive officers of the Company in the form of cash bonus payments for achieving certain objective performance goals based on annual and quarterly revenue and earnings per share targets. The performance targets are established at the beginning of a fiscal year on the basis of an annual budget and are approved by the Compensation Committee of the Board of Directors. Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary. The annual target bonus amount for the executives range from 30% to 100% of annual base salary and these target percentages are approved by the Compensation Committee of the Board of Directors. With respect to fiscal 2005, if the objective performance criteria were fulfilled for a quarter of fiscal 2005, each executive officer received up to 20% of his or her annual target bonus amount. In the fourth quarter of 2005, an executive officer received an additional 20% of the annual target bonus amount (bringing the total for the fourth quarter of 2005 to 40% of the annual target bonus amount) based on individual subjective performance criteria. The individual performance targets were established at the beginning of the fiscal year and these targets were designed to further Powerwave’s corporate goals. Payment of the quarterly bonuses was dependent on the Company achieving specific revenue and earnings per share targets for each fiscal quarter of fiscal 2005, as applicable. Powerwave met and exceeded the established targets for fiscal 2005.

In recognition of Powerwave exceeding the revenue and earnings per share targets for fiscal 2005 and the contributions of Ronald J. Buschur, Kevin T. Michaels and Robert J. Legendre, the Compensation Committee awarded additional discretionary cash bonuses as follows: Ronald J. Buschur - $100,000, Kevin T. Michaels - $50,000 and Robert J. Legendre - $50,000. These bonuses are in addition to the bonuses paid to the above individuals per the terms of the 2005 cash bonus plan described above and are included in the Summary Compensation Table.

Stock Options and Stock Awards

Powerwave’s stock options and stock award grants are designed to align the interests of executives with those of the shareholders. Stock option or stock award grants may be made to executive officers when one of the following events occurs: upon initial employment, upon promotion to a new, higher level position that entails increased responsibilities and accountability, for the recognition of superior performance, or as an incentive for continued service with Powerwave as well as continued superior performance. For executive officers, the Chairman of the Board of Directors or the Chief Executive Officer recommends the number of options to be granted within a range associated with the individual executive’s salary level, and presents this to the Compensation Committee for their review and approval. The Compensation Committee takes into account the total compensation offered to its executives when considering the number of options or grants awarded. The Chief Executive Officer and the Chief Financial Officer comprise the members of the Company’s Option Committee, and are empowered by the Board of Directors and the Compensation Committee to grant options to non-officer employees of the Company up to a maximum grant amount of 25,000 shares per employee. All grants for employees of the Company in excess of this amount are submitted to the Compensation Committee or the Board of Directors for approval. All grants for executive officers of Powerwave are submitted to both the Compensation Committee and the entire Board of Directors for approval. During fiscal 2005, Mr. Buschur was awarded 200,000 shares of restricted common stock. There were no other stock awards or stock options granted to the executive officers during fiscal 2005.

CEO Compensation

The principal components of compensation for Ronald J. Buschur, who has served as the President and Chief Executive Officer since February 2005, include base salary, bonus and a restricted stock award. The Compensation Committee increased Mr. Buschur’s base salary from $425,000 to $525,000, effective February 1, 2005, based on an assessment of the nature and scope of his position, comparable market salaries at comparable companies within the high technology segment, his contribution to corporate goals, and experience and expertise within Powerwave. Mr. Buschur received a total cash bonus of $625,000 for fiscal year 2005 in recognition of the Company’s performance and his contributions to that performance. In December 2005, Mr. Buschur was granted 200,000 shares of restricted stock, which vest over two and one-half years. The restricted stock grant was, in part, recognition of Mr. Buschur’s promotion to Chief Executive Officer earlier in 2005 and was intended to provide incentive for continued superior performance.

Policy Regarding Section 162(m) of the Internal Revenue Code

The Compensation Committee has reviewed Powerwave’s executive compensation plans to determine if revisions may be necessary due to the provisions of Section 162(m) of the Internal Revenue Code which generally disallows a tax deduction to public corporations for compensation paid to any of the corporation’s executive officers in excess of $1,000,000 during any fiscal year. It is the current policy of the Compensation Committee to preserve, to the extent reasonably possible, Powerwave’s ability to obtain a corporate tax deduction for compensation paid to executive officers of Powerwave to the extent consistent with the best interests of Powerwave and its shareholders. The Compensation Committee continually reviews Powerwave’s existing executive compensation plans and will propose changes, if necessary and reasonable, to ensure compliance with the provisions of Section 162(m) which allow performance-based compensation to be excluded from the deduction limits.

Members of the Compensation Committee:

Andrew J. Sukawaty—Chairman of the Compensation Committee

David L. George

John L. Clendenin

Compensation Committee Interlocks and Insider Participation

During fiscal 2005, all of the members of the Compensation Committee consisted of independent directors and none of the members of the Compensation Committee either was or previously had been an employee of the Company or any of its subsidiaries or otherwise had a relationship with the Company requiring disclosure under Item 404 of Regulation S-K. The members of the Compensation Committee during fiscal 2005 were Andrew J. Sukawaty, Daniel Artusi and John L. Clendenin. Effective March 2006, Mr. George replaced Mr. Artusi on the Compensation Committee and Mr. Artusi replaced Mr. George on the Audit Committee.

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

Summary Compensation Table

		Annual Compensation						Long-term Compensation
Name and Principal Position	Fiscal Year	Salary(a)		Bonus(b)		Total(a+b)		Restricted Stock Awards		Securities Underlying Stock Option Grants		All Other Compensation
Ronald J. Buschur President and Chief Executive Officer(1) (2)	2005 2004 2003	$ $ $	515,385 431,254 395,238	$ $ $	625,000 17,000 —	$ $ $	1,140,385 448,254 395,238	200,000 — —	(3)	— 200,000 200,000	(4) (4)	$ $ $	16,354 22,617 25,402	(5) (5) (5)

Bruce C. Edwards Executive Chairman of the Board (1)	2005 2004 2003	$ $ $	449,231 459,884 438,077	$ $ $	425,000 29,100 —	$ $ $	874,231 488,984 438,077	— — —		— — —		$ $ $	26,890 28,820 29,818	(6) (6) (6)

Kevin T. Michaels Chief Financial Officer and Secretary	2005 2004 2003	$ $ $	395,586 343,481 297,619	$ $ $	410,000 18,601 —	$ $ $	805,586 362,082 297,619	— — —		— 200,000 75,000	(7) (7)	$ $ $	26,977 29,978 28,605	(8) (8) (8)

Robert J. Legendre Senior Vice President, Global Operations(9)	2005 2004	$ $	371,156 327,425	$ $	350,000 13,001	$ $	721,156 340,426	— —		— 200,000	(10)	$ $	26,965 30,643	(11) (11)

Gregory K. Gaines Vice President, Global Sales and Marketing(12)	2005		277,693		$224,000		$501,693	—		—			$12,508	(13)

(1)	In February 2005, Mr. Edwards became Executive Chairman of the Board and Mr. Buschur became Chief Executive Officer. Mr. Edwards was also President of the Company through May 2004 at which time Mr. Buschur became President.
(2)	In May 2004, Mr. Buschur became President, in addition to Chief Operating Officer of the Company. In February 2005, Mr. Buschur became Chief Executive Officer of the Company.
(3)	Represents 200,000 shares of restricted stock grant that is subject to a risk of forfeiture which lapses with respect to 20,000 shares every 3 months following the grant date so that the risk of forfeiture lapses with respect to all shares on June 19, 2008. The market value per share on the date of the grant was $12.68. The value of the stock award at January 1, 2006 was $2,514,000, based on the closing stock price of $12.57. No dividends are paid on the restricted stock other than what is paid to holders of common stock.
(4)	Represents stock options granted pursuant to the Company’s stock option plans, with an estimated fair value on the grant date computed in accordance with SFAS 123R utilizing the Black-Scholes option valuation model of $407,375 and $439,660 for the stock options granted during fiscal years 2004 and 2003, respectively.
(5)	Includes of $16,354, $22,617 and $18,430 of insurance premium payments during fiscal years 2005, 2004 and 2003, respectively.
(6)	Includes $10,536, $6,204 and $11,388 of 401(k) matching contributions, and $16,354, $22,616 and $18,430 of insurance premium payments during fiscal years 2005, 2004 and 2003, respectively.
(7)	Represents stock options granted pursuant to the Company’s stock option plans, with an estimated fair value on the grant date computed in accordance with SFAS 123R utilizing the Black-Scholes option valuation model of $407,375 and $164,873 for the stock options granted during fiscal years 2004 and 2003, respectively.
(8)	Includes $10,623, $7,361 and $10,175 of 401(k) matching contributions, and $16,354, $22,617 and $18,430 of insurance premium payments during fiscal years 2005, 2004 and 2003, respectively.
(9)	In May 2004, Mr. Legendre became President of the Company’s Americas and Asia Business Unit. In September 2005, Mr. Legendre became Senior Vice President, Global Operations.

(10)	Represents stock options granted pursuant to the Company’s stock option plans, with an estimated fair value on the grant date computed in accordance with SFAS 123R utilizing the Black-Scholes option valuation model of $407,375 for the stock options granted during fiscal year 2004.
(11)	Includes $10,611 and $8,027 of 401(k) matching contributions, and $16,354 and $22,616 of insurance premium payments during fiscal years 2005 and 2004.
(12)	In April 2005, Mr. Gaines became Vice President, Global Sales and Marketing of the Company.
(13)	Includes $12,508 of insurance premium payments during fiscal year 2005.

Option Grants in Fiscal 2005

There were no stock options granted to the Named Executive Officers during 2005. Powerwave did not reprice, adjust or amend the exercise price of any stock options during 2005.

Restricted Stock Awards in Fiscal 2005

Mr. Buschur was granted 200,000 shares of restricted Powerwave common stock on December 19, 2005. These shares are subject to a risk of forfeiture which lapses with respect to 20,000 shares every 3 months following the grant date so that the risk of forfeiture lapses with respect to all shares on June 19, 2008. The market value per share on the date of the grant was $12.68.

Aggregated Option Exercises and Values for Fiscal 2005

The following table sets forth certain information concerning the exercise of options by each of Powerwave’s Named Executive Officers during fiscal 2005, including the aggregate value of gains on the date of exercise. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options as of January 1, 2006. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise prices of any such existing stock options and the fiscal year end price of Powerwave’s Common Stock.

Aggregated Option Exercises During Fiscal 2005 and Option Values at January 1, 2006

Name	Shares Acquired on Exercise	Value Realized (1)	Number of Securities Underlying Unexercised Options at 01/01/06		Value of Unexercised In-the- Money Options at 01/01/06 (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards(3)	100,000	$768,770	191,666	58,334	$1,372,329	$417,671
Ronald J. Buschur(4)	—	$—	664,582	235,418	$2,101,074	$1,630,926
Kevin T. Michaels(5)	11,250	$120,425	409,770	174,480	$2,310,141	$1,261,069
Robert J. Legendre(6)	50,000	$304,725	163,958	181,042	$1,002,266	$1,288,384
Gregory K. Gaines(7)	—	$—	27,083	72,917	$131,353	$353,647

(1)	The value realized equals the difference between the fair market value of the shares acquired, and the exercise prices for the underlying stock options.
(2)	In accordance with the SEC’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purposes of this table, the fair market value per share is deemed to be $12.57, the Company’s closing Common Stock price reported by Nasdaq on December 30, 2005, the last trading day of fiscal year 2005.
(3)	A total of 250,000 options expire August 5, 2012.
(4)	A total of 400,000 options expire June 25, 2011, all of which are exercisable; 200,000 options expire October 17, 2013, of which 108,333 are exercisable and 91,667 are unexercisable; 100,000 options expire August 5, 2012, of which 85,416 are exercisable and 14,584 are unexercisable; 200,000 options expire July 21, 2014, of which 70,833 are exercisable and 129,167 are unexercisable.

(5)	A total of 50,000 options expire March 1, 2006, all of which are exercisable; 134,250 options expire February 10, 2008, all of which are exercisable; 50,000 options expire August 1, 2010, all of which are exercisable; 75,000 options expire August 5, 2012, of which 64,062 are exercisable and 10,938 are unexercisable; 75,000 options expire October 17, 2013, of which 40,625 are exercisable and 34,375 are unexercisable; 200,000 options expire July 21, 2014, of which 70,833 are exercisable and 129,167 are unexercisable.
(6)	A total of 120,000 options expire July 24, 2007, of which 102,500 are exercisable and 17,500 are unexercisable; 75,000 options expire October 23, 2013, of which 40,625 are exercisable and 34,375 are unexercisable; 150,000 options expire July 21, 2014, of which 20,833 are exercisable and 129,167 are unexercisable.
(7)	A total of 100,000 options expire November 8, 2014.

Employment Agreements and Change-in-Control Arrangements

Effective August 1, 2003, Powerwave entered into severance agreements with Bruce C. Edwards, Ronald J. Buschur and Kevin T. Michaels. Mr. Edwards’ severance agreement provides that if his employment is terminated without “cause” or if he voluntarily resigns for “good reason” (as such terms are defined below), he shall be entitled to (i) a lump-sum payment equal to three times his “total annual compensation;” and (ii) continued group health insurance for a period of thirty-six months. For purposes of this agreement, “total annual compensation” is defined as base salary for the year in which employment terminates plus the greater of Mr. Edwards’ target bonus for the year in which employment terminates or the actual bonus paid in the prior year. Mr. Buschur and Mr. Michaels have executed identical severance agreements, except that the severance payment amount is two times their total annual compensation, and the period of continued health coverage is twenty-four months. In May 2005, following Mr. Buschur’s election as Chief Executive Officer, his severance agreement was amended to increase his severance payment to three times his total annual compensation and the period of continued health coverage was changed to thirty-six months.

Effective August 1, 2003, Powerwave also entered into change of control agreements with Mr. Edwards, Mr. Buschur and Mr. Michaels. Mr. Edwards’ change in control agreement provides that if in anticipation of, connection with, or within two years following a “change in control,” Mr. Edwards’ employment is terminated without “cause”, or if Mr. Edwards voluntarily resigns for “good reason”, then Mr. Edwards shall be entitled to (i) a lump-sum payment equal to three times his total annual compensation; (ii) continued health insurance for a period of thirty-six months; and (iii) the immediate vesting of all unvested stock options held by Mr. Edwards. For purposes of this agreement, the term “total annual compensation” has the same definition as provided in the severance agreement. Mr. Buschur and Mr. Michaels have executed identical change in control agreements, except that the lump sum payment is two times their total annual compensation, and the period of continued health insurance coverage is twenty-four months. In May 2005, following Mr. Buschur’s election as Chief Executive Officer, his severance agreement was amended to increase his severance payment to three times his total annual compensation and the period of continued health coverage was changed to thirty-six months.

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

Effective November 2004, Powerwave entered into a Change in Control Agreement with Gregory K. Gaines which provides that if in anticipation of, or within twelve months following, a “change in control” of Powerwave, Mr. Gaines’ employment is terminated without “cause” or if Mr. Gaines voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to 1 times his annual salary plus his target bonus for the year in which the termination occurs; and (ii) continued health coverage for a period of twelve months.

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

Compensation of Directors

Base Compensation

For fiscal 2005, Powerwave’s non-employee directors received a retainer fee of $24,000 per year, payable in quarterly installments, $1,500 for each Board meeting attended (including phone meetings where resolutions were taken) and $1,000 for each Committee meeting attended (including phone meetings where resolutions were taken). The non-executive Chairman for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee received an additional retainer fee of $2,500, $1,500 and $1,500 per year, respectively. The non-executive Lead Director received a retainer fee of $40,000 for fiscal 2005 payable in quarterly installments. Directors of the Company who are also employees received no additional compensation for their services as directors.

Options

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. On November 10, 2005, our shareholders approved an amendment that extended the term of the Director Plan from its current expiration date of December 5, 2006 to December 5, 2016. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of January 1, 2006, a total of 195,000 options had been exercised under the Director Plan. There were 335,000 options outstanding under the Director Plan as of January 1, 2006 at a weighted average exercise price of $9.16 per share. There were 670,000 shares available for grant under the Director Plan at January 1, 2006.

On December 5, 2005, Messrs. Clendenin, Artusi, George, Goda, Neun, Sukawaty and Gottschlich were each granted an option to purchase 10,000 shares of Common Stock at an exercise price of $12.71 per share under the Director Plan in connection with their annual membership on the Board.

Corporate Governance Policies and Practices

The following is a summary of the Company’s corporate governance policies and practices:

•	All members of the Board of Directors are independent directors, as defined by Nasdaq, excluding the Chief Executive Officer and the Executive Chairman of the Board. Independent directors do not receive consulting, legal or other fees from Powerwave other than Board of Directors and Committee compensation.

•	The independent directors of the Board of Directors meet regularly without the presence of management.

•	All of our employees, officers and directors are subject to Powerwave’s Code of Business Conduct and Ethics Policy. The ethics policy meets the requirements of Nasdaq, as well as the code of ethics requirements of the SEC.

•	Directors stand for reelection every year.

•	The Board of Director’s current policy is to separate the roles of Executive Chairman of the Board and Chief Executive Officer.

•	The Audit and Compensation Committees consist entirely of independent directors.

•	At least annually, the Board of Directors review Powerwave’s business initiatives, capital projects and budget matters.

•	The Audit Committee reviews and approves all related-party transactions, if any.

•	As part of our Code of Business Conduct and Ethics Policy, we have made a “whistleblower” hotline available to all employees for anonymous reporting of financial or other concerns. The Audit Committee receives directly, without management participation, all hotline activity reports, including complaints on accounting, internal controls or auditing matters.

INDEPENDENT DIRECTOR COMPENSATION

The following table sets forth compensation for the year ended January 1, 2006 for the Company’s independent directors:

Name	Total	Fees earned or paid in cash (1)	All Other Compensation	Restricted Stock Awards	Securities Underlying Stock Option Grants(2)
John L. Clendenin	$54,000	$54,000	—	—	10,000
Daniel A. Artusi	$34,000	$34,000	—	—	10,000
David L. George	$36,000	$36,000	—	—	10,000
Eugene L. Goda	$36,000	$36,000	—	—	10,000
Carl W. Neun	$40,500	$40,500	—	—	10,000
Andrew J. Sukawaty	$35,000	$35,000	—	—	10,000
Mikael R. Gottschlich	$29,000	$29,000	—	—	10,000

(1)	Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers. These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel, lodging and other reasonable out-of-pocket expenses which are related to service on the Company’s Board.
(2)	Represents 10,000 stock options that were granted to each independent director on December 5, 2005. The estimated fair value of the grant utilizing the grant date fair value computed in accordance with Financial Accounting Standards No. 123 (revised 2004), Share–Based Payment, applying the Black-Scholes valuation model and the same assumptions disclosed in footnote 2 to the 2005 Company’s consolidated financial statements is $54,253 per director.

Stock Performance Graph

The following graph compares the cumulative total shareholder returns for Powerwave’s Common Stock with the cumulative total return of the S & P 500 Index and the S & P Communications Equipment Index. The presentation assumes $100 invested on December 31, 2000 in Powerwave’s Common Stock, the S & P 500 Index and the S & P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on Powerwave’s Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2001	$31	$88	$37
2002	$9	$69	$17
2003	$13	$88	$28
2004	$15	$98	$29
2005	$21	$103	$30

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of April 2, 2006, except as otherwise noted, by persons who are directors, executive officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)		Percentage of Shares Outstanding(2)
Mikael R. Gottschlich	1,641,875	(3)	1.5
Bruce C. Edwards	643,345	(4)	*
Ronald J. Buschur	916,665	(5)	*
Kevin T. Michaels	376,894	(6)	*
John L. Clendenin	149,000	(7)	*
Carl W. Neun	5,800	(8)	*
Gregory K. Gaines	37,500	(9)	*
Robert J. Legendre	145,103	(10)	*
David L. George	40,625	(11)	*
Eugene L. Goda	35,000	(12)	*
Andrew J. Sukawaty	20,000	(13)	*
Daniel A. Artusi	25,625	(14)	*
All Directors and Executive Officers as a Group (12 persons)	4,037,432	(15)	3.6

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.
(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 2, 2006, and shares of Common Stock subject to our outstanding 1.25% convertible notes due July 2008 and our outstanding 1.875% convertible notes due November 2024 currently convertible, or convertible within 60 days of April 2, 2006, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person. As of April 2, 2006, the Company had a total of 112,129,564 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.
(3)	Includes options exercisable for 1,875 shares within 60 days of April 2, 2006. 1,640,000 shares are held in the name of Cloverhill Holdings, Ltd which is 100% owned by Mr. Gottschlich.
(4)	Includes options exercisable for 183,333 shares within 60 days of April 2, 2006.
(5)	Includes options exercisable for 716,665 shares within 60 days of April 2, 2006 and 180,000 shares of restricted common stock subject forfeiture within 60 days of April 2, 2006.
(6)	Includes options exercisable for 371,228 shares within 60 days of April 2, 2006.
(7)	Includes options exercisable for 65,000 shares within 60 days of April 2, 2006.

(8)	Includes options exercisable for 5,000 shares within 60 days of April 2, 2006.
(9)	Consists of options exercisable for 37,500 shares within 60 days of April 2, 2006.
(10)	Consists of options exercisable for 145,103 shares within 60 days of April 2, 2006.
(11)	Includes options exercisable for 5,000 shares within 60 days of April 2, 2006.
(12)	Includes options exercisable for 5,000 shares within 60 days of April 2, 2006.
(13)	Includes options exercisable for 5,000 shares within 60 days of April 2, 2006.
(14)	Consists of options exercisable for 25,625 shares within 60 days of April 2, 2006.
(15)	Includes options exercisable for 1,566,329 shares within 60 days of April 2, 2006 (see footnotes 3 -14).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock-based awards plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock-based awards plans. The following table provides summary information as of January 1, 2006 for all of our stock-based awards plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock-Based Awards Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	7,342,723	(1)	$10.63	9,481,459	(2)
Not Approved by Shareholders	—		—	—

Total	7,342,723		$10.63	9,481,459

(1)	Includes 200,000 shares of restricted stock issued under the 2005 Plan.
(2)	The number of securities remaining available for future issuance has also been reduced to reflect 200,000 shares of restricted stock issued under the 2005 Plan.

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

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended January 1, 2006 and January 2, 2005:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005
Audit Fees (1)
Audits of financial statements and statutory accounts	$775,561	$390,651
Audit of internal controls over financial reporting	539,462	216,532

Total audit fees	1,315,023	607,183

Audit-Related Fees (2)
Registration statements	61,832	511,868

Total audit-related fees	61,832	511,868

Tax Fees (3)
Tax compliance	42,471	54,588
Other tax consulting	4,843	1,490

Total tax fees	47,314	56,078

Total Fees	$1,424,169	$1,175,129

(1)	Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2005 and 2004, for the audit of Powerwave’s internal controls over financial reporting for fiscal years 2005 and 2004, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2005 and 2004.
(2)	Includes fees for professional services rendered in fiscal 2005 and 2004, in connection with statutory or regulatory filings and SEC registration statements, primarily related to the Company’s acquisition of LGP Allgon.
(3)	Includes fees for professional services rendered in fiscal 2005 and 2004, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 1.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 25th day of April 2006.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	April 25, 2006

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	April 25, 2006

/s/ BRUCE C. EDWARDS Bruce C. Edwards	Executive Chairman of the Board of Directors	April 25, 2006

/s/ JOHN L. CLENDENIN John L. Clendenin	Director	April 25, 2006

/s/ DANIEL A. ARTUSI Daniel A. Artusi	Director	April 25, 2006

/s/ MIKAEL GOTTSCHLICH Mikael Gottschlich	Director	April 25, 2006

/s/ DAVID L. GEORGE David L. George	Director	April 25, 2006

/s/ EUGENE L. GODA Eugene L. Goda	Director	April 25, 2006

/s/ CARL W. NEUN Carl W. Neun	Director	April 25, 2006

/s/ ANDREW J. SUKAWATY Andrew J. Sukawaty	Director	April 25, 2006