Form 10-Q
period 2006-04-02
POWERWAVE TECHNOLOGIES INC
filed 2006-05-12
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

As of May 5, 2006, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 112,130,574.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon and REMEC, Inc.’s wireless systems businesses (“REMEC Wireless”), the timing and cost to acquire the remaining outstanding common shares of LGP Allgon under compulsory acquisition proceedings, restructuring charges, the completion of integration activities related to LGP Allgon, REMEC Wireless and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in under Part II, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 2, 2006	January 1, 2006
ASSETS	(Unaudited)	(See Note)
Current assets:
Cash and cash equivalents	$239,383	$232,519
Restricted cash	5,081	5,002
Accounts receivable, net of allowance for sales returns and doubtful accounts of $8,329 and $8,558 at April 2, 2006 and January 1, 2006, respectively	213,088	233,726
Inventories, net	117,265	100,453
Prepaid expenses and other current assets	23,210	23,490
Deferred tax assets	3,242	4,768

Total current assets	601,269	599,958
Property, plant and equipment, net	162,832	172,426
Goodwill	299,925	280,127
Intangible assets, net	65,474	69,374
Other non-current assets	10,863	8,365

TOTAL ASSETS	$1,140,363	$1,130,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,021	$106,864
Accrued income taxes	15,049	14,952
Accrued expenses and other current liabilities	94,798	93,399

Total current liabilities	208,868	215,215
Long-term debt	330,000	330,000
Deferred tax liabilities	9,830	3,249
Other non-current liabilities	545	525

Total liabilities	549,243	548,989

Commitments and contingencies (Notes 8 and 9)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 112,130 shares issued and outstanding at April 2, 2006 and 111,138 shares issued and outstanding at January 1, 2006	583,747	575,038
Accumulated other comprehensive income	(14,258)	(17,688)
Retained Earnings	21,631	23,911

Total shareholders’ equity	591,120	581,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,140,363	$1,130,250

Note:	January 1, 2006 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 2, 2006	April 3, 2005
Net sales	$193,065	$162,179
Cost of sales:
Cost of goods	152,051	119,036
Intangible asset amortization	3,042	1,921

Total cost of sales	155,093	120,957

Gross profit	37,972	41,222
Operating expenses:
Sales and marketing	8,811	9,495
Research and development	15,464	14,629
General and administrative	14,309	8,615
Intangible asset amortization	2,076	1,986
In-process research and development	—	350
Restructuring and impairment charges	171	—

Total operating expenses	40,831	35,075

Operating income (loss)	(2,859)	6,147
Other income, net	854	233

Income (loss) before income taxes	(2,005)	6,380
Provision for income taxes	275	1,009

Net income (loss)	$(2,280)	$5,371

Basic income (loss) per share	$(0.02)	$0.05

Diluted income (loss) per share	$(0.02)	$0.05

Basic weighted average common shares	111,660	99,574

Diluted weighted average common shares	111,660	131,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005
Net income (loss)	$(2,280)	$5,371
Other comprehensive loss:
Foreign currency translation adjustments	3,430	(28,692)

Comprehensive income (loss)	$1,150	$(23,321)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 2, 2006	April 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,280)	$5,371
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	13,017	11,540
In-process research and development charges	—	350
Provision for sales returns and doubtful accounts	157	322
Provision for excess and obsolete inventories	1,730	2,833
Compensation costs related to stock-based awards	1,033	—
Deferred income taxes	—	(1,554)
Gain on disposal of property, plant and equipment	22	(278)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	24,179	(19,906)
Inventories	(16,267)	269
Prepaid expenses and other current assets	(1,187)	7,091
Accounts payable	(9,623)	(2,141)
Accrued expenses and other current liabilities	(20,889)	(5,515)
Other non-current assets	388	(910)
Other non-current liabilities	(789)	(10)

Net cash used in operating activities	(10,509)	(2,538)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,948)	(5,985)
Restricted cash	—	(525)
Maturities of short-term investments	—	135,200
Proceeds from the sale of property, plant and equipment	—	304
Proceeds from sale of assets	19,118	4,260
Acquisition, net of cash acquired	(7,350)	(10,850)

Net cash provided by investing activities	8,820	122,404
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock – based compensation arrangements	7,676	1,306

Net cash provided by financing activities	7,676	1,306

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	877	98

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,864	121,270
CASH AND CASH EQUIVALENTS, beginning of period	232,519	147,451

CASH AND CASH EQUIVALENTS, end of period	$239,383	$268,721

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

The results of operations for the quarter ended April 2, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006 (“fiscal 2006.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

On September 2, 2005, Powerwave completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) Therefore, these condensed consolidated financial statements include the operations of the REMEC Wireless Acquisition for the entire first quarter of fiscal year 2006, but such results are not included in the first quarter of fiscal year 2005.

Stock-Based Compensation

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “SFAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards which have not vested as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (or “SFAS 123”). Under the intrinsic value method, employee stock-based compensation expense was not recognized in our consolidated statements of operations for any period prior to our adoption of SFAS 123R on January 2, 2006, as long as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Prior to the adoption of SFAS 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 we took a 100% valuation allowance against our deferred tax assets. This valuation allowance is still in place. Accordingly we have booked no tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the three months ended April 2, 2006. In addition, we previously presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying condensed consolidated balance sheet.

In November 2005, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in the FSP. An entity that adopts SFAS 123(R) using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether we will adopt the alternative method for calculating our additional-paid-in-capital pool described in the FSP.

During the three months ended April 2, 2006, the Company recognized compensation expense of $0.8 million for stock options and $0.2 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the statement of operations (in thousands):

Three Months Ended April 2, 2006
Cost of sales	$50
Sales and marketing expenses	71
Research and development expenses	121
General and administrative expenses	791

Increase to operating loss before income taxes income tax provision	1,033
Income tax effect using the current period effective tax rate	(142)

Increase to net loss	$891

Increase to net loss per share:
Basic	$0.01

Diluted	$0.01

As of April 2, 2006, unrecognized compensation expense related to the unvested portion of the company’s stock options and employee stock purchase plan awards was approximately $4.0 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. We have utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2006 and 2005 were $4.17 per share and $2.42 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123R utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the quarter ended April 3, 2005 would have approximated the pro forma amounts indicated below:

Three Months Ended April 3, 2005
Net income:
As reported	$5,371
Deduct: Additional expense from fair value method, net of tax	(839)

Basic pro forma net income	4,532
Add: Interest expense of convertible debt, net of tax	1,511

Diluted pro forma net income	$6,043

Basic income per share:
As reported	$0.05
Pro forma	$0.05
Diluted income per share:
As reported	$0.05
Pro forma	$0.05

The fair value of options granted under the Company’s stock incentive plans during the first three months of fiscal 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended
	April 2, 2006	April 3, 2005
Weighted average risk-free interest rate	4.89%	3.61%
Expected life (in years)	4.64	5.3
Expected stock volatility	38%	50%
Dividend yield	None	None

The following table represents stock option activity for the three months ended April 2, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1, 2006	7,142,723	$10.63
Granted	11,000	$13.66
Exercised	(929,552)	$7.21
Canceled	(288,939)	$22.93

Outstanding at April 2, 2006	5,935,232	$10.57	4.93	$31,796

Vested or expected to vest at April 2, 2006	5,638,962	$10.71	4.85	$30,137

Exercisable at April 2, 2006	4,199,927	$11.95	4.26	$20,933

(1)	These amounts represents the difference between the exercise price and $13.49, the Company’s closing Common Stock price reported by Nasdaq on March 31, 2006, the last trading day of the fiscal quarter, for all in-the-money options outstanding.

Note 3. Inventories

Net inventories consist of the following:

	April 2, 2006	January 1, 2006
Parts and components	$48,928	$42,634
Work-in-process	5,593	5,544
Finished goods	62,744	52,275

Total inventories, net	$117,265	$100,453

Inventories are net of an allowance for excess and obsolete inventory of approximately $18.0 million and $17.9 million as of April 2, 2006 and January 1, 2006, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the quarter ended April 2, 2006 is as follows:

	Telecom	Contract Manufacturing	Total
Balance, January 1, 2006	$261,956	$18,171	$280,127
Goodwill from acquisitions	14,439	—	14,439
Effect of exchange rates	4,934	425	5,359

Balance, April 2, 2006	$281,329	$18,596	$299,925

Note 5. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our subordinated convertible notes. The components of other income, net, are as follows:

	Three Month Ended
	April 2, 2006	April 3, 2005
Interest income	$2,189	$1,581
Interest expense	(2,056)	(1,935)
Foreign currency gain, net	164	246
Other income, net	557	341

Total	$854	$233

Note 6. Restructuring and Impairment Charges

Integration of REMEC’s Wireless Systems Business

In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. As a result, we recorded restructuring charges related to our operations of approximately $0.2 million for the first quarter ended April 2, 2006, which amounts to aggregate restructuring charges totaling $0.6 million since the acquisition date. The current period charges are included in restructuring and impairment charges within operating expenses in the accompanying condensed consolidated statement of operations. Additionally, since the acquisition date we have recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The implementation of the restructuring and integration plan is underway and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. During the first quarter of fiscal 2006, we recorded an additional warranty accrual of approximately $9.5 million related to product defects in connection with pre-acquisition shipments (see Note 9) that also increased our goodwill related to the acquisition by the same amount. We are assessing our ability to pursue remedies against REMEC for these product defects. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006.

Integration with LGP Allgon

In connection with our acquisition of LGP Allgon during the second quarter of fiscal 2004, we formulated and began to implement a plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. During fiscal 2005, we finalized our restructuring and integration plan with respect to the consolidation of LGP Allgon’s legacy operations bringing the total costs recognized as liabilities and additional asset fair value adjustments related to such restructuring and integration plan to $26.6 million. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill pursuant to EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Integration activities related to this restructuring plan are currently expected to continue through the second quarter of fiscal 2006.

A summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the year ended January 1, 2006 and the three months ended April 2, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 2, 2005	$12,754	$4,001	$599	$17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	12,743	3,580	29	16,352
Amounts expensed	402	929	—	1,331
Amounts paid/incurred	(15,270)	(1,075)	(590)	(16,935)
Effect of exchange rates	(1,905)	(76)	(47)	(2,028)

Balance at January 1, 2006	8,787	7,359	243	16,389
Amounts accrued in purchase accounting	—	188	—	188
Amounts expensed	116	55	—	171
Amounts paid/incurred	(1,878)	(1,302)	(50)	(3,230)
Effect of exchange rates	51	(83)	1	(31)

Balance at April 2, 2006	$7,076	$6,217	$194	$13,487

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

Powerwave recorded an effective tax rate of 13.7% for the three months ended April 2, 2006. The rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that had a full valuation allowance; the impact of the distribution of earnings and losses in various tax jurisdictions; and the impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to predict and thereafter realize our earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of April 2, 2006, Powerwave had a consolidated net deferred tax asset of approximately $3.2 million related to certain foreign jurisdictions. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits.

Note 8. Commitments and Contingencies

Powerwave is subject to various legal proceedings from time to time as part of its business. As of April 2, 2006, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 9. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the three months ended April 2, 2006 and April 3, 2005 are as follows:

	Three Months Ended
Description	April 2, 2006	April 3, 2005
Warranty reserve beginning balance	$20,321	$10,164
Reserve balances recorded or assumed by acquisition	9,500	50
Reductions for warranty costs incurred	(1,683)	(755)
Warranty accrual related to current period sales	2,500	64
Effect of exchange rates	7	(358)

Warranty reserve ending balance	$30,645	$9,165

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of April 2, 2006 is included below:

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

Note 10. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 33,074,533 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three months ended April 2, 2006, as the effect would be anti-dilutive. Diluted earnings per share for the three months ended April 3, 2005 includes the add-back of interest expense (net of tax) associated with the assumed conversion of the Company’s outstanding convertible subordinated debt of approximately $1.5 million and the addition of approximately 31,654,462 shares.

The following details the calculation of basic and diluted income (loss) per share:

	Three Months Ended
	April 2, 2006	April 3, 2005
Basic:
Net income (loss)	$(2,280)	$5,371
Weighted average common shares	111,660	99,574

Basic income (loss) per share	$(0.02)	$0.05

Diluted:
Net income (loss)	$(2,280)	$5,371
Interest expense of convertible debt, net of tax	—	1,511

Net income (loss), as adjusted	$(2,280)	$6,882

Weighted average common shares	111,660	99,574
Potential common shares	—	31,655

Weighted average common shares, as adjusted	111,660	131,229

Diluted income (loss) per share	$(0.02)	$0.05

Note 11. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the three months ended April 2, 2006 and April 3, 2005, sales to customers that accounted for 10% or more of revenues for the quarter totaled $51.9 million and $69.2 million, respectively. Sales to Nokia accounted for approximately 15% and 14% while sales to Nortel Networks Corporation and related entities (“Nortel”) accounted for approximately 8% and 17% of total revenues during such quarters, respectively. During the three months ended April 2, 2006, sales to one additional customer accounted for approximately 12% of revenues.

As of April 2, 2006, approximately 16% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during the first three months of 2006. The inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The following schedule presents an analysis of certain financial information for these two business segments:

	Three Months Ended
	April 2, 2006	April 3, 2005
Net sales:
Wireless communications	$181,811	$152,388
Contract manufacturing	11,254	9,791

Total net sales	$193,065	$162,179

Operating income (loss):
Wireless communications	$(3,902)	$5,098
Contract manufacturing	1,043	1,049

Total operating income (loss)	$(2,859)	$6,147

	April 2, 2006	January 1, 2006
Total assets:
Wireless communications	$1,098,316	$1,095,670
Contract manufacturing	42,047	34,580

Total assets	$1,140,363	$1,130,250

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included under Item 1, “Financial Statements (Unaudited).” This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in “Risk Factors, in Part II, Item 1A” included herein.

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

We also operate a contract manufacturing business under the trade name of “Arkivator.” This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 6% of our revenues for the three months ended April 2, 2006.

During the last six years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, in the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes had a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During the first quarter of 2006, we experienced a significant slowdown in demand from one of our customers, Cingular Wireless, which directly reduced demand for our products and contributed to our operating loss for the first quarter.

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

Looking back over the last four years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) We believe the product offerings and customer relationships included as part of the REMEC Wireless Acquisition are highly complimentary with our products and that this acquisition has further strengthened our position in the global wireless infrastructure market and improved our ability to provide more complete end-to-end solutions for our customers’ complex network requirements.

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

Accruals for Restructuring and Impairment Charges

We recorded $1.3 million, $2.6 million and $15.5 million of restructuring and impairment charges during fiscal years 2005, 2004 and 2003, respectively. In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. We recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. The implementation of the restructuring and integration plan is in process and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. During the first quarter of fiscal 2006, we recorded an additional warranty accrual of approximately $9.5 million related to product defects in connection with pre-acquisition shipments that also increased our goodwill related to the acquisition by the same amount. We are assessing our ability to pursue remedies against REMEC for these product defects. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006. In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded $26.6 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. Integration activities related to this restructuring plan are currently expected to continue through the second quarter of fiscal 2006. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended April 2, 2006 and April 3, 2005:

	Three Months Ended
	April 2, 2006	April 3, 2005
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	78.7	73.4
Intangible asset amortization	1.6	1.2

Total cost of sales	80.3	74.6

Gross profit	19.7	25.4
Operating expenses:
Sales and marketing	4.6	5.9
Research and development	8.0	9.0
General and administrative	7.4	5.3
Intangible asset amortization	1.1	1.2
In-process research and development	—	0.2
Restructuring and impairment charges	0.1	—

Total operating expenses	21.2	21.6

Operating income (loss)	(1.5)	3.8
Other income, net	0.4	0.1

Income (loss) before income taxes	(1.1)	3.9
Provision for income taxes	0.1	0.6

Net income (loss)	(1.2)%	3.3%

Three Months ended April 2, 2006 and April 3, 2005

Net Sales

Our sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. We also manufacture and sell advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. Sales increased by 19% to $193.1 million for the three months ended April 2, 2006, from $162.2 million, for the three months ended April 3, 2005. This increase was primarily due to the impact of our acquisition of selected assets and liabilities of REMEC Wireless Business in the third quarter of fiscal 2005, offset by a significant reduction in demand during the first quarter of fiscal 2006 by a major North American wireless network operator.

	Three Months Ended (dollars in thousands)
Segment	April 2, 2006		April 3, 2005
Wireless communications	$181,811	94%	$152,388	94%
Contract manufacturing	11,254	6%	9,791	6%

Total net sales	$193,065	100%	$162,179	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	April 2, 2006		April 3, 2005
Antenna systems	$51,200	28%	$43,164	28%
Base station systems	112,096	62%	88,949	59%
Coverage systems	18,515	10%	20,275	13%

Total	$181,811	100%	$152,388	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna and base station systems during the three months ended April 2, 2006 as compared to the three months ended April 3, 2005 is a result of our acquisition of REMEC Wireless offset by a significant reduction in demand during the first quarter of fiscal 2006 by a major North American wireless network operator. The reduction in coverage systems is largely due to the sale of our Microwave outdoor unit business in September 2005.

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

	Three Months Ended (dollars in thousands)
Geographic Area	April 2, 2006		April 3, 2005
Americas	$58,152	30%	$48,520	30%
Asia Pacific	24,336	13%	16,641	10%
Europe	109,287	56%	94,291	58%
Other international	1,290	1%	2,727	2%

Total net sales	$193,065	100%	$162,179	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, primarily as a result of our acquisition of REMEC Wireless. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended April 2, 2006, total sales to Nokia accounted for approximately 15% of sales and sales to Siemens accounted for 10% or more of sales for the quarter. For the quarter ended April 3, 2005, total sales to Nokia accounted for approximately 14% of sales and sales to Nortel accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel during the quarter ended April 2, 2006 is the result of our various acquisitions, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel. Notwithstanding our acquisitions, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. As an example, our revenues significantly declined during the first quarter of fiscal 2006 in compared to the fourth quarter of fiscal 2005, largely due to a significant reduction in demand by a major North American wireless network operator, Cingular Wireless. Cingular Wireless accounted for approximately 23% of sales for the fourth quarter of fiscal year 2005 while accounting for approximately 10% of sales in the first quarter of fiscal 2006. This reduction had a negative impact on our operating results for the quarter. Therefore, as recently demonstrated, our revenues can be significantly reduced if a large customer reduces its demand for our products.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	April 2, 2006		April 3, 2005
Net sales	$193,065	100.0%	$162,179	100.0%
Cost of sales:
Cost of sales	152,050	78.7%	119,036	73.4%
Intangible amortization	3,042	1.6%	1,921	1.2%

Total cost of sales	155,092	80.3%	120,957	74.6%

Gross profit	$37,973	19.7%	$41,222	25.4%

Our gross profit margins decreased during the first quarter of fiscal 2006 due to our significant revenue shortfall, when compared to our fourth quarter of fiscal 2005 revenues of $258.7 million. Our lower revenues contributed to poor absorption of our manufacturing overheads and delayed previously anticipated material cost reductions due to the lower purchasing volume. Also contributing to the reduction in our gross margins was a significant reduction in direct operator sales, which typically have carried higher margins than our OEM based sales. All of these factors were significantly influenced by the reduction in our revenues due to the reduction in demand during the first quarter of fiscal 2006 by a major North American wireless network operator. Our gross margins is also reduced due to increased intangible amortization costs due to the REMEC Wireless Acquisition.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision to sell the Philippine manufacturing operations acquired in the REMEC Wireless Acquisition as part of our plan to reduce manufacturing costs associated with our REMEC Wireless Acquisition. However, we cannot guarantee that these cost reduction, outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…; and Our reliance on contract manufacturers exposes us to risks…” under Part II, Item 1A. “Risk Factors.”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	April 2, 2006		April 3, 2005
Sales and marketing	$8,811	4.6%	$9,495	5.9%
Research and development	15,464	8.0%	14,629	9.0%
General and administrative	14,310	7.4%	8,615	5.3%
Intangible amortization	2,076	1.1%	1,986	1.2%
Restructuring and impairment charges	171	0.1%	—	—%
In-process research and development	—	—%	350	0.2%

Total operating expenses	$40,832	21.2%	$35,075	21.6%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.7 million, or 7.2%, during the quarter ended April 2, 2006 as compared to the quarter ended April 3, 2005. The decrease resulted primarily from significantly reduced personnel costs in our Swedish operations, somewhat offset by increased personnel and trade costs in the U.S.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $0.8 million, or 5.7%, during the quarter ended April 2, 2006 as compared to the quarter ended April 3, 2005 primarily due to the result of our acquisition of REMEC Wireless, which added approximately 100 people to our research and development area as well as increased the number of product areas within which such work is undertaken in. This increase was partially offset by savings realized as part of our integration activities from personnel reductions and facility consolidations in the legacy Powerwave operations.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $5.7 million, or 66.1%, during the quarter ended April 2, 2006 as compared to the quarter ended April 3, 2005. This increase was due to several factors including our acquisition of REMEC Wireless, costs incurred for documentation and testing of our internal controls over financial reporting at locations acquired in our acquisitions, expenses incurred for the implementation of our Oracle enterprise resource planning system as well as increased personnel costs for compensation expense recognized in the first quarter of fiscal year 2006 for stock options and employee stock purchase plan awards that was not recorded in the first quarter of fiscal year 2005.

Amortization of customer-related intangibles, primarily from the LGP Allgon acquisition, amounted to $2.1 million for the first quarter of fiscal 2006, compared to $2.0 million for the first quarter of fiscal 2005. We also recorded a charge of $0.2 million in the first quarter of fiscal 2006 for restructuring related to the REMEC Wireless.

Other Income, net

The following table presents an analysis of other income, net:

	Three Months Ended (dollars in thousands)
	April 2, 2006		April 3, 2005
Interest income	$2,189	1.1%	$1,581	1.0%
Interest expense	(2,056)	(1.1)%	(1,935)	(1.2)%
Foreign currency gain, net	164	0.1%	246	0.2%
Other income, net	557	0.3%	341	0.2%

Other income, net	$854	0.4%	$233	0.2%

Interest income increased by $0.6 million during the quarter ended April 2, 2006 primarily due to increased cash balances following the issuance of our 1.875% subordinated convertible notes in November 2004. This was somewhat offset by $0.1 million of additional interest expense during the quarter ended April 2, 2006 primarily due to the interest expense associated with such subordinated convertible notes.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that were fully reserved and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 13.7% during the quarter ended April 2, 2006 as compared to 15.8% for the quarter ended April 3, 2005. Given the increased global scope of our combined operations after the LGP Allgon acquisition and the difficulty in predicting and, thereafter, realizing our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Three Months Ended (dollars in thousands)
	April 2, 2006	April 3, 2005
Operating income (loss)	$(2,859)	$6,147
Other income, net	854	233

Income (loss) before income taxes	(2,005)	6,380
Provision for income taxes	275	1,009

Net income (loss)	$(2,280)	$5,371

Our net loss for the quarter ended April 2, 2006 of $2.3 million compared to a net income of $5.4 million for the quarter ended April 3, 2005. The decrease in net income during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005 is primarily the result of lower than anticipated revenues which resulted in lower gross margins and a resulting operating loss, due to operation expense geared to a higher revenue expectation.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of April 2, 2006, we had working capital of $392.4 million, including $239.3 million in unrestricted cash and cash equivalents as compared to working capital of $343.8 million at April 3, 2005, which included $268.7 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the quarters ended April 2, 2006 and April 3, 2005:

	Three Months Ended (dollars in thousands)
	April 2, 2006	April 3, 2005
Net cash provided by (used in):
Operating activities	$(10,509)	$(2,538)
Investing activities	8,820	122,404
Financing activities	7,676	1,306
Effect of exchange rates on cash and cash equivalents	877	98

Net increase in cash and cash equivalents	$6,864	$121,270

Net cash used in operations during the three months ended April 2, 2006 was $10.5 million as compared to $2.5 million during the three months ended April 3, 2005. The increase in cash used in operations during the first three months of fiscal 2006 is primarily due to higher inventory and lower accounts payable and accrued expenses balances offset by lower accounts receivable balances.

Net cash provided by investing activities during the first quarters of fiscal 2006 and fiscal 2005 was $8.8 million and $122.4 million, respectively. The decrease primarily related to maturities of short-term investments of $135.2 million during the quarter ended April 3, 2005 related to our transfer out of short-term auction rate securities. In addition, during the first quarter of fiscal 2006 we generated $19.1 million in proceeds from the disposition of our Philippines operations and spent $7.4 million for an acquisition. Total capital expenditures during the three months ended April 2, 2006 and April 3, 2005 were approximately $2.9 million and $6.0 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $15 million and $20 million, consisting of test and production equipment, as well as computer hardware and software primarily related to our implementation of Oracle, our new worldwide enterprise resource planning system.

The $7.7 million in net cash provided by financing activities during the three months ended April 2, 2006 and $1.3 million during the three months ended April 3, 2005 resulted from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of April 2, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At April 2, 2006, we had $330.0 million of long-term debt, consisting of our outstanding 1.25% convertible subordinated notes due July 2008 and our 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for additional information.

Capital Lease Obligations

Our current outstanding capital lease obligations of $0.4 million relate primarily to manufacturing and test equipment and are included as part of other current liabilities within our consolidated balance sheet.

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

As of April 2, 2006, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$9,938	$137,500	$252,500	$405,313
Capital lease obligations	302	76	—	—	378
Operating lease obligations	4,803	6,233	2,319	71	13,426
Purchase commitments with contract manufacturers	102,121	—	—	—	102,121
Other commitments	75,402	—	—	—	75,402
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$188,003	$16,247	$139,819	$252,571	$596,640

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

During the three months ended April 2, 2006, we granted options to purchase a total of 11,000 shares of Common Stock to employees. After deducting 288,939 shares for options forfeited, the result was net option forfeitures of 277,939. Net option forfeitures during the year represented 0.2% of our total outstanding common shares of 112,129,564 as of April 2, 2006. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Three Months Ended April 2, 2006	Year Ended January 1, 2006	Year Ended January 2, 2005
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.2)%	(0.4)%	0.2%
Grants to executive officers during the period as a % of total options granted during the period	—%	—%	46.8%
Grants to executive officers during the period as a % of total outstanding common shares	—%	—%	0.8%
Cumulative options held by executive officers as a % of total options outstanding	34.4%	30.5%	26.7%

At April 2, 2006, a total of 9,759,398 options were available for grant under all of our option plans and a total of 81,661 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the three months ended April 2, 2006:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 1, 2006	7,142,723	$1.33 -$67.08	$10.63	5,053,466	$12.08
Granted	11,000	$13.04 -$14.28	$13.66
Exercised	(929,552)	$1.33 - $12.87	$7.21
Canceled	(288,939)	$3.64 - $61.67	$22.93

Balance at April 2, 2006	5,935,232	$1.56 - $67.08	$10.57	4,199,927	$11.95

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of April 2, 2006. For purposes of this table, in-the-money stock options are those options with an exercise price less than $13.49 per share, the closing price of Powerwave Common Stock on March 31, 2006, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $13.49 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	3,267,401	$7.09	1,615,949	$6.81	4,883,350
Out-of-the-Money	932,526	$29.00	119,356	$12.89	1,051,882

Total Options Outstanding	4,199,927	$11.95	1,735,305	$7.23	5,935,232

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the three months ended April 2, 2006, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of April 2, 2006. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at April 2, 2006		Value of Unexercised In-the-Money Options at April 2, 2006(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	50,000	$430,345	166,666	33,334	$1,346,661	$269,339
Ronald J. Buschur	—	$—	695,832	204,168	$2,955,489	$1,604,511
Kevin T. Michaels	25,000	$264,887	356,645	152,605	$2,548,776	$1,245,277
Robert J. Legendre	60,000	$495,000	128,645	156,355	$938,207	$1,265,443
Gregory K. Gaines	—	$—	33,333	66,667	$192,331	$384,669

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $13.49, the Company’s closing Common Stock price reported by Nasdaq on March 31, 2006, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of April 2, 2006, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	6,135,232	(1)	$10.57	9,759,398	(2)
Not Approved by Shareholders	—		—	—

Total	6,135,232		$10.57	9,759,398

(1)	Includes 200,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

(2)	The number of securities remaining available for future issuance has also been reduced to reflect 200,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At April 2, 2006, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 70% of our net sales during the three months ended April 2, 2006, 64% of our fiscal 2005 net sales, 71% of our fiscal 2004 net sales and 46% of our fiscal 2003 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at April 2, 2006, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of April 2, 2006, we had cash equivalents of approximately $244.5 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.4 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during fiscal 2005, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at April 2, 2006, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Powerwave and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s annual and periodic SEC filings.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

We sell most of our products to a small number of customers, and we expect that this will continue. For the three months ended April 2, 2006, sales to Nokia accounted for approximately 15% of net sales and sales to Siemens accounted for 10% or more of our net sales. For fiscal year 2005, Cingular Wireless accounted for approximately 15% of our net sales and Nokia accounted for 10% or more of our net sales. During the first quarter of 2006, our direct sales to Cingular Wireless significantly declined when compared to the fourth quarter of 2005 and such decline contributed to our operating loss for the first quarter. Our future success is dependent upon the continued purchases of our products by such customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the implementation phase and intend to convert the remainder of our enterprise resource planning systems during the next six months to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

We have previously experienced significant reductions in demand for our products, by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2005, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During the first quarter of 2006, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator, Cingular Wireless. As a result of this reduction and general slowness in the infrastructure marketplace during the quarter, our revenues decreased to $193.1 million from $258.7 million in the fourth quarter of 2005. Revenues from wireless network operators decreased to $47.9 million in 2003 from $73.5 million in 2002. These types of reductions in overall market demand had a negative impact on our results of operations.

During fiscal 2005, we experienced a significant reduction in demand from Nortel. While during 2005 we were able to offset this reduction with demand from other customers, we cannot guarantee that we will be able to continue to generate new demand to offset reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

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

In February 2006, the Philippines experience a failed coup to overturn the existing government, which prompted the government to declare a state of emergency. While the state of emergency was eventually lifted, this highlights some of the political risks of relying upon manufacturing operations in this location. If there were to be a coup or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our operations and financial results.

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

For the three months ended April 2, 2006, and fiscal years 2005, 2004, and 2003, international revenues (excluding North American sales) accounted for approximately 70%, 64%, 71%, and 46% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.33.1	Amending Agreement dated March 10, 2006 between the Company and Celestica Corporation. **

31.16	2006 Executive Bonus Plan. *

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).

**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 for a portion of the referenced exhibit.

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERWAVE TECHNOLOGIES, INC.

Date: May 12, 2006	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer