Form 10-Q
period 2006-07-02
POWERWAVE TECHNOLOGIES INC
filed 2006-08-09
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

As of August 4, 2006, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 112,540,830.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 2, 2006	January 1, 2006
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$208,456	$232,519
Restricted cash	11,763	5,002
Accounts receivable, net of allowance for sales returns and doubtful accounts of $7,823 and $8,558 at July 2, 2006 and January 1, 2006, respectively	253,749	233,726
Inventories, net	132,051	100,453
Prepaid expenses and other current assets	27,523	23,490
Deferred tax assets	3,431	4,768

Total current assets	636,973	599,958
Property, plant and equipment, net	152,126	172,426
Assets held for sale	9,969	—
Goodwill	309,770	280,127
Intangible assets, net	68,021	69,374
Other non-current assets	11,311	8,365

TOTAL ASSETS	$1,188,170	$1,130,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,705	$106,864
Accrued income taxes	16,509	14,952
Accrued expenses and other current liabilities	91,707	93,399

Total current liabilities	215,921	215,215
Long-term debt	330,000	330,000
Deferred tax liabilities	10,090	3,249
Other non-current liabilities	5,232	525

Total liabilities	561,243	548,989

Commitments and contingencies (Notes 9 and 10)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 112,207 shares issued and outstanding at July 2, 2006 and 111,138 shares issued and outstanding at January 1, 2006	585,012	575,038
Accumulated other comprehensive income (loss)	7,662	(17,688)
Retained earnings	34,253	23,911

Total shareholders’ equity	626,927	581,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,188,170	$1,130,250

Note: January 1, 2006 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	$232,394	$186,334	$425,459	$348,513
Cost of sales:
Cost of goods	176,624	136,857	328,675	255,893
Intangible asset amortization	3,183	1,820	6,225	3,741
Acquired inventory incremental costs	235	—	235	—

Total cost of sales	180,042	138,677	335,135	259,634

Gross profit	52,352	47,657	90,324	88,879
Operating expenses:
Sales and marketing	8,859	9,150	17,670	18,644
Research and development	15,237	15,425	30,701	30,054
General and administrative	12,945	10,079	27,255	18,694
Intangible asset amortization	2,175	1,875	4,251	3,861
In-process research and development	—	—	—	350
Restructuring and impairment charges	—	—	171	—

Total operating expenses	39,216	36,529	80,048	71,603

Operating income	13,136	11,128	10,276	17,276
Other income, net	1,386	2,919	2,241	3,152

Income before income taxes	14,522	14,047	12,517	20,428
Provision for income taxes	1,900	1,033	2,175	2,043

Net income	$12,622	$13,014	$10,342	$18,385

Basic income per share	$0.11	$0.13	$0.09	$0.18

Diluted income per share	$0.10	$0.11	$0.09	$0.16

Basic weighted average common shares	112,166	99,734	111,913	99,654

Diluted weighted average common shares	144,007	131,908	144,212	131,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net income	$12,622	$13,014	$10,342	$18,385
Other comprehensive income (loss):
Foreign currency translation adjustments	6,597	(39,763)	10,027	(68,455)

Comprehensive income (loss)	$19,219	$(26,749)	$20,369	$(50,070)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 2, 2006	July 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,342	$18,385
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	24,998	22,396
In-process research and development charges	—	350
Provision for sales returns and doubtful accounts	805	818
Provision for excess and obsolete inventories	4,363	7,195
Compensation costs related to stock-based awards	1,983	—
Deferred income taxes	(8,681)	(942)
Gain on disposal of property, plant and equipment	(89)	(1,049)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(11,999)	(49,912)
Inventories	(37,846)	(8,358)
Prepaid expenses and other current assets	(4,499)	7,329
Accounts payable	(2,305)	27,536
Accrued expenses and other current liabilities	(10,838)	(8,934)
Other non-current assets	(681)	(1,097)
Other non-current liabilities	(567)	(352)

Net cash provided by (used in) operating activities	(35,014)	13,365
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,388)	(12,396)
Restricted cash	(6,284)	(653)
Maturities of short-term investments	—	135,200
Proceeds from the sale of property, plant and equipment	—	607
Proceeds from sale of assets held for sale	19,119	4,260
Acquisition, net of cash acquired	(7,350)	(10,850)

Net cash provided by investing activities	97	116,168
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock-based compensation arrangements	7,991	2,161

Net cash provided by financing activities	7,991	2,161

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,863	(1,624)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,063)	130,070
CASH AND CASH EQUIVALENTS, beginning of period	232,519	147,451

CASH AND CASH EQUIVALENTS, end of period	$208,456	$277,521

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements of Powerwave have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. All intercompany balances and transactions have been eliminated in the accompanying condensed consolidated financial statements.

The results of operations for the three and six months ended July 2, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006 (“fiscal 2006.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

On September 2, 2005, Powerwave completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) Therefore, these condensed consolidated financial statements include the operations of the REMEC Wireless Acquisition for the three and six months ended July 2, 2006, but such results are not included for the three and six months ended July 3, 2005.

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

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 we took a 100% valuation allowance against our deferred tax assets. This valuation allowance is still in place. Accordingly we have booked no tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the six months ended July 2, 2006. In addition, we previously presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying condensed consolidated balance sheet.

In November 2005, the Financial Accounting Standards Board (the “FASB”), issued FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards, (“FSP”). This FSP requires an entity to follow either the transition guidance for the additional paid-in-capital pool as prescribed in SFAS 123R or the alternative transition method as described in the FSP. An entity that adopts SFAS 123R using the modified prospective method may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We are still evaluating whether we will adopt the alternative method for calculating our additional paid-in-capital pool described in the FSP.

During the three and six months ended July 2, 2006, the Company recognized total compensation expense of $1.0 million and $2.0, respectively, which consists of $0.8 million and $1.6 million for stock options and $0.2 and $0.4 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the statement of operations (in thousands):

	Three Months Ended July 2, 2006	Six Months Ended July 2, 2006
Cost of sales	$45	$95
Sales and marketing expenses	71	142
Research and development expenses	133	254
General and administrative expenses	701	1,492

Reduction in operating income before income taxes	950	1,983
Income tax effect using the current period effective tax rate	(124)	(345)

Reduction in net income	$826	$1,638

Reduction in net income per share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

As of July 2, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and employee stock purchase plan awards was approximately $3.3 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. We have utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the second quarter of fiscal years 2006 and 2005 were $3.56 per share and $3.21 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123R utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the three and six months ended July 3, 2005 would have approximated the pro forma amounts indicated below:

	Three Months Ended July 3, 2005	Six Months Ended July 3, 2005
Net income:
As reported	$13,014	$18,385
Deduct: Additional expense from fair value method, net of tax	(740)	(1,579)

Basic pro forma net income	12,274	16,806
Add: Interest expense of convertible debt, net of tax	1,595	3,191

Diluted pro forma net income	$13,869	$19,997

Basic income per share:
As reported	$0.13	$0.18
Pro forma	$0.12	$0.17
Diluted income per share:
As reported	$0.11	$0.16
Pro forma	$0.11	$0.15

The fair value of options granted under the Company’s stock incentive plans during the first six months of fiscal 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

Six Months Ended
	July 2, 2006	July 3, 2005
Weighted average risk-free interest rate	4.9% -5.2%	3.6% -3.9%
Expected life (in years)	4.65	5.6
Expected stock volatility	38% - 43%	49% - 50%
Dividend yield	None	None

The following table represents stock option activity for the six months ended July 2, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1, 2006	7,142,723	$10.63
Granted	106,000	$10.86
Exercised	(1,031,007)	$6.84
Canceled	(409,654)	$20.25

Outstanding at July 2, 2006	5,808,062	$10.63	4.84	$12,247

Vested or expected to vest at July 2, 2006	5,548,542	$10.74	4.75	$11,816

Exercisable at July 2, 2006	4,319,513	$11.71	4.23	$9,079

(1)	These amounts represent the difference between the exercise price and $9.12, the Company’s closing Common Stock price reported by Nasdaq on June 30, 2006, the last trading day of the fiscal quarter, for all in-the-money options outstanding.

New Accounting Pronouncement

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after

December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

Note 3. Inventories

Net inventories consist of the following:

	July 2, 2006	January 1, 2006
Parts and components	$53,645	$42,634
Work-in-process	5,190	5,544
Finished goods	73,216	52,275

Total inventories, net	$132,051	$100,453

Inventories are net of an allowance for excess and obsolete inventory of approximately $20.2 million and $17.9 million as of July 2, 2006 and January 1, 2006, respectively.

Note 4. Assets Held For Sale

As part of the restructuring plan related to our acquisition of LGP Allgon, we have moved production of certain wireless communications equipment out of Sweden primarily to Asia. As part of that plan, we have vacated two buildings in Tullinge, Sweden. In April 2006, we completed the final consolidation of the buildings and made them available for sale. The Company expects that the final sale and disposal of the buildings will be completed in 2006. The carrying value of the buildings has been separately presented in the accompanying balance sheet in the caption “Assets held for sale,” and effective May 1, 2006, these assets are no longer depreciated.

Note 5. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the six months ended July 2, 2006 is as follows:

	Telecom	Contract Manufacturing	Total
Balance, January 1, 2006	$261,956	$18,171	$280,127
Goodwill from acquisitions	10,624	—	10,624
Effect of exchange rates	17,510	1,509	19,019

Balance, July 2, 2006	$290,090	$19,680	$309,770

Note 6. Other Income, Net

Other income, net, includes interest income, interest expense, gains and losses on foreign currency transactions, and other miscellaneous income and expense. The components of other income, net, are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Interest income	$2,099	$1,903	$4,288	$3,485
Interest expense	(1,927)	(1,935)	(3,983)	(3,870)
Foreign currency gain, net	874	2,655	1,038	2,901
Other income, net	340	296	898	636

Total	$1,386	$2,919	$2,241	$3,152

Note 7. Restructuring and Impairment Charges

Integration of REMEC’s Wireless Systems Business

In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. As a result, we recorded restructuring charges related to our operations of approximately $0.2 million for the six months ended July 2, 2006, which amounts to aggregate restructuring charges totaling $0.6 million since the acquisition date. The six month period charges are included in restructuring and impairment charges within operating expenses in the accompanying condensed consolidated statement of operations. Additionally, since the acquisition date we have recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “ETIF 95-3”). The implementation of the restructuring and integration plan is underway and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. During the first six months of fiscal 2006, we recorded an additional warranty accrual of approximately $9.5 million related to product defects in connection with pre-acquisition shipments (see Note 10) that also increased our goodwill related to the acquisition by the same amount. We are assessing our ability to pursue remedies against REMEC for these product defects. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006.

Integration with LGP Allgon

In connection with our acquisition of LGP Allgon during the second quarter of fiscal 2004, we formulated and began to implement a plan to restructure and integrate LGP Allgon’s operations with Powerwave’s operations. During fiscal 2005, we finalized our restructuring and integration plan with respect to the consolidation of LGP Allgon’s legacy operations bringing the total costs recognized as liabilities and additional asset fair value adjustments related to such restructuring and integration plan to $26.6 million. These estimated costs were included in the allocation of the purchase price and resulted in additional goodwill pursuant to EITF 95-3. The final integration activities related to this restructuring plan are currently expected to be completed by the end of the fourth quarter of fiscal 2006.

A summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the year ended January 1, 2006 and the six months ended July 2, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 2, 2005	$12,754	$4,001	$599	$17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	12,743	3,580	29	16,352
Amounts expensed	402	929	—	1,331
Amounts paid/incurred	(15,270)	(1,075)	(590)	(16,935)
Effect of exchange rates	(1,905)	(76)	(47)	(2,028)

Balance at January 1, 2006	8,787	7,359	243	16,389
Amounts accrued in purchase accounting	—	188	—	188
Amounts expensed	116	55	—	171
Amounts paid/incurred	(2,774)	(1,778)	(50)	(4,602)
Effect of exchange rates	339	(101)	2	240

Balance at July 2, 2006	$6,468	$5,723	$195	$12,386

Note 8. Income Taxes

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

Powerwave recorded an effective tax rate of 17.4% for the six months ended July 2, 2006. The rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that had a full valuation allowance; the impact of the distribution of earnings and losses in various tax jurisdictions; and the impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to predict and thereafter realize our earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of July 2, 2006, Powerwave had a consolidated net deferred tax asset of approximately $3.1 million related to certain foreign jurisdictions. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits.

Note 9. Commitments and Contingencies

Powerwave is subject to various legal proceedings from time to time as part of its business. As of July 2, 2006, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the six months ended July 2, 2006 and July 3, 2005 are as follows:

	Six Months Ended
Description	July 2, 2006	July 3, 2005
Warranty reserve beginning balance	$20,321	$10,164
Reserve balances recorded or assumed by acquisition	9,500	83
Reductions for warranty costs incurred	(4,419)	(1,766)
Warranty accrual related to current period sales	4,648	1,171
Effect of exchange rates	436	(835)

Warranty reserve ending balance	$30,486	$8,817

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 2, 2006 is included below:

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

Note 11. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Diluted earnings per share for the three and six months ended July 2, 2006 includes the add-back of interest expense (net of tax) of approximately $1.4 million and $2.8 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 and 30,427,017 shares, respectively, as well as stock options under the treasury stock method of 1,414,330 and 1,872,379 shares, respectively. Diluted earnings per share for the three and six months ended July 3, 2005 includes the add-back of interest expense (net of tax) of approximately $1.6 million and $3.2 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 and 30,427,017 shares, respectively, as well as stock options under the treasury stock method of 1,747,482 and 1,509,114 shares, respectively.

The following details the calculation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Basic:
Net income	$12,622	$13,014	$10,342	$18,385
Weighted average common shares	112,166	99,734	111,913	99,654
Basic income per share	$0.11	$0.13	$0.09	$0.18

Diluted:
Net income	$12,622	$13,014	$10,342	$18,385
Interest expense of convertible debt, net of tax	1,447	1,595	2,843	3,191

Net income, as adjusted	$14,069	$14,609	$13,185	$21,576

Weighted average common shares	112,166	99,734	111,913	99,654
Potential common shares	31,841	32,174	32,299	31,936

Weighted average common shares, as adjusted	144,007	131,908	144,212	131,590

Diluted income per share	$0.10	$0.11	$0.09	$0.16

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the six months ended July 2, 2006 and July 3, 2005, sales to customers that accounted for 10% or more of revenues totaled $126.5 million and $134.5 million, respectively. During the six months ended July 2, 2006, sales to Nokia and Siemens accounted for approximately 18% and 12% of total revenues, respectively. During the six months ended July 3, 2005, sales to Nortel, Nokia and Ericsson accounted for approximately 14%, 13% and 12% of total revenues, respectively.

As of July 2, 2006, approximately 20% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during the first six months of 2006. The inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The following schedule presents an analysis of certain financial information for these two business segments:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales:
Wireless communications	$219,555	$174,538	$401,366	$326,926
Contract manufacturing	12,839	11,796	24,093	21,587

Total net sales	$232,394	$186,334	$425,459	$348,513

Operating income:
Wireless communications	$13,527	$11,564	$15,340	$16,663
Contract manufacturing	(391)	(436)	(5,064)	613

Total operating income	$13,136	$11,128	$10,276	$17,276

	July 2, 2006	January 1, 2006
Total assets:
Wireless communications	$1,143,039	$1,095,670
Contract manufacturing	45,131	34,580

Total assets	$1,188,170	$1,130,250

Note 15. Pending Acquisition

On June 12, 2006, Powerwave Technologies, Inc., Filtronic plc and Filtronic Comtek (UK) Limited entered into an Agreement pursuant to which Powerwave will acquire the majority of Filtronic’s Wireless Infrastructure division business for a combination of 20.7 million newly issued shares of Powerwave common stock and $150 million in cash. The transaction is subject to the approval of Filtronic plc shareholders, as well as customary closing conditions and certain regulatory approvals. As of August 1, 2006, all regulatory approvals have been received. The date for the shareholder meeting of Filtronic plc has not been set. The transaction is expected to close in the third quarter of fiscal 2006.

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

We also operate a contract manufacturing business under the trade name of “Arkivator.” This business manufactures and sells advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. This business accounted for approximately 6% of our revenues for the six months ended July 2, 2006.

During the last six years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, in the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes had a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During the first six months of 2006, we experienced a significant slowdown in demand from one of our direct network operator customers, Cingular Wireless, which directly reduced demand for our products and contributed to our operating loss for the first quarter of 2006.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) We believe the product offerings and customer relationships included as part of the REMEC Wireless Acquisition are complimentary with our products and that this acquisition has further strengthened our position in the global wireless infrastructure market.

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

Accruals for Restructuring and Impairment Charges

We recorded $1.3 million, $2.6 million and $15.5 million of restructuring and impairment charges during fiscal years 2005, 2004 and 2003, respectively. In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. As a result, we recorded restructuring charges related to our operations of approximately $0.2 million for the six months ended July 2, 2006, which amounts to aggregate restructuring charges totaling $0.6 million since the acquisition date. We recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. The implementation of the restructuring and integration plan is in process and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. During the first six months of fiscal 2006, we recorded an additional warranty accrual of approximately $9.5 million related to product defects in connection with pre-acquisition shipments that also increased our goodwill related to the acquisition by the same amount. We are assessing our ability to pursue remedies against REMEC for these product defects. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006. In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded $26.6 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

Recently Issued Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended July 2, 2006 and July 3, 2005:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	76.0	73.4	77.2	73.4
Intangible asset amortization	1.4	1.0	1.5	1.1
Acquired inventory incremental costs	0.1	—	0.1	—

Total cost of sales	77.5	74.4	78.8	74.5

Gross profit	22.5	25.6	21.2	25.5
Operating expenses:
Sales and marketing	3.8	4.9	4.2	5.3
Research and development	6.6	8.3	7.2	8.6
General and administrative	5.6	5.4	6.4	5.4
Intangible asset amortization	0.9	1.0	1.0	1.1
In-process research and development	—	—	—	0.1

Total operating expenses	16.9	19.6	18.8	20.5

Operating income	5.6	6.0	2.4	5.0
Other income, net	0.6	1.6	0.5	0.9

Income before income taxes	6.2	7.6	2.9	5.9
Provision for income taxes	0.8	0.6	0.5	0.6

Net income	5.4%	7.0%	2.4%	5.3%

Three Months ended July 2, 2006 and July 3, 2005

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

Sales increased by 24.7% to $232.4 million, for the quarter ended July 2, 2006, from $186.3 million, for the quarter ended July 3, 2005. This increase was primarily due to the impact of the REMEC Wireless Acquisition in the third quarter of fiscal 2005. The following table presents an analysis of our net sales based upon business segment:

	Three Months Ended (dollars in thousands)
Segment	July 2, 2006		July 3, 2005
Wireless communications	$219,555	94%	$174,538	94%
Contract manufacturing	12,839	6%	11,796	6%

Total net sales	$232,394	100%	$186,334	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	July 2, 2006		July 3, 2005
Antenna systems	$64,141	29%	$49,506	28%
Base station systems	133,684	61%	104,523	60%
Coverage systems	21,730	10%	20,509	12%

Total	$219,555	100%	$174,538	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and base station enclosures. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna and base station systems during the three months ended July 2, 2006 as compared to the three months ended July 3, 2005 is primarily a result of the REMEC Wireless Acquisition.

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

	Three Months Ended (dollars in thousands)
Geographic Area	July 2, 2006		July 3, 2005
Americas	$70,176	30%	$58,886	31%
Asia Pacific	24,389	11%	18,968	10%
Europe	134,859	58%	105,567	57%
Other international	2,970	1%	2,913	2%

Total net sales	$232,394	100%	$186,334	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005, primarily as a result of the REMEC Wireless Acquisition. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended July 2, 2006, total sales to Nokia accounted for approximately 21% of sales and sales to Siemens accounted for 10% or more of sales for the quarter. For the quarter ended July 3, 2005, total sales to Ericsson accounted for approximately 18% of sales and sales to Cingular Wireless, Nokia and Nortel each accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel during the quarter ended July 2, 2006 is the result of our various acquisitions, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel. Notwithstanding our acquisitions, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	July 2, 2006		July 3, 2005
Net sales	$232,394	100.0%	$186,334	100.0%
Cost of sales:
Cost of sales	176,624	76.0%	136,857	73.4%
Intangible amortization	3,183	1.4%	1,820	1.0%
Acquired inventory incremental costs	235	0.1%	—	—%

Total cost of sales	180,042	77.5%	138,677	74.4%

Gross profit	$52,352	22.5%	$47,657	25.6%

Our gross profit percentage decreased during the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 primarily as a result of the REMEC Wireless Acquisition which consisted of lower margin products offset by material and manufacturing cost reductions implemented since the acquisition. Also contributing to the reduction in our gross margins percentage was a reduction in direct operator sales as a percentage of our revenues to 39% compared to 46% in the second quarter of fiscal 2005. Direct network operator sales typically have carried higher margins than our OEM based sales. Our gross margins percentage was also reduced due to increased intangible amortization costs due to the REMEC Wireless Acquisition.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	July 2, 2006		July 3, 2005
Sales and marketing	$8,859	3.8%	$9,150	4.9%
Research and development	15,237	6.6%	15,425	8.3%
General and administrative	12,945	5.6%	10,079	5.4%
Intangible amortization	2,175	0.9%	1,875	1.0%

Total operating expenses	$39,216	16.9%	$36,529	19.6%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.3 million, or 3.2%, during the quarter ended July 2, 2006 as compared to the quarter ended July 3, 2005. The decrease resulted primarily from reduced personnel costs in our Swedish operations, somewhat offset by increased personnel and trade costs in the U.S.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $0.2 million, or 1.2%, during the quarter ended July 2, 2006 as compared to the quarter ended July 3, 2005 primarily due to realized savings as part of our integration activities from personnel reductions and facility consolidations in the legacy Powerwave operations as well as there was no bonus accrual during the second quarter of 2006.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $2.9 million, or 28.7%, during the quarter ended July 2, 2006 as compared to the quarter ended July 3, 2005. This increase was due to several factors including the REMEC Wireless Acquisition, expenses incurred for the implementation of our Oracle enterprise resource planning system as well as approximately $0.7 million of increased personnel costs for compensation expense recognized in the second quarter of fiscal year 2006 for stock options and employee stock purchase plan awards that was not recorded in the second quarter of fiscal year 2005. This was somewhat offset by elimination of bonus accrual during 2006 due to lower financial performance.

Amortization of customer-related intangibles, primarily from the LGP Allgon acquisition, amounted to $2.2 million for the second quarter of fiscal 2006, compared to $1.9 million for the second quarter of fiscal 2005.

Other Income, net

The following table presents an analysis of other income, net:

	Three Months Ended (dollars in thousands)
	July 2, 2006		July 3, 2005
Interest income	$2,099	0.9%	$1,903	1.0%
Interest expense	(1,927)	(0.8)%	(1,935)	(1.0)%
Foreign currency gain, net	874	0.4%	2,655	1.4%
Other income, net	340	0.1%	296	0.2%

Other income, net	$1,386	0.6%	$2,919	1.6%

Interest income increased by $0.2 million during the quarter ended July 2, 2006 primarily due to increased interest rates earned on our cash balances to the interest rates available in 2005.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that were fully reserved in the U.S. and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 13.1% during the quarter ended July 2, 2006 as compared to 7.4% for the quarter ended July 3, 2005. Given the global scope of our worldwide operations and the difficulty in predicting and, thereafter, realizing our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income

The following table presents a reconciliation of operating income to net income:

	Three Months Ended (dollars in thousands)
	July 2, 2006	July 3, 2005
Operating income	$13,136	$11,128
Other income, net	1,386	2,919

Income before income taxes	14,522	14,047
Provision for income taxes	1,900	1,033

Net income	$12,622	$13,014

Our net income for the quarter ended July 2, 2006 of $12.6 million compared to a net income of $13.0 million for the quarter ended July 3, 2005. The slight decrease in net income during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005 is primarily the result of lower gross margins resulting from the REMEC Wireless Acquisition.

Six Months ended July 2, 2006 and July 3, 2005

Net Sales

Sales increased by 22% to $425.5 million, for the six months ended July 2, 2006, from $348.5 million, for the six months ended July 3, 2005. This increase was primary due to the impact of the REMEC Wireless Acquisition in the third quarter of fiscal 2005 offset by reduced demand from Nortel and Ericsson and a slowdown in direct network operator sales in the first six months of 2006. The following table presents an analysis of our net sales based upon business segment:

	Six Months Ended (dollars in thousands)
Segment	July 2, 2006		July 3, 2005
Wireless communications	$401,366	94%	$326,926	94%
Contract manufacturing	24,093	6%	21,587	6%

Total net sales	$425,459	100%	$348,513	100%

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Six Months Ended (dollars in thousands)
Wireless Communications Product Group	July 2, 2006		July 3, 2005
Antenna systems	$115,341	29%	$92,670	28%
Base station systems	245,780	61%	193,472	59%
Coverage systems	40,245	10%	40,784	13%

Total	$401,366	100%	$326,926	100%

The increase in antenna and base station systems during the six months ended July 2, 2006 as compared to the six months ended July 3, 2005 is a result of the REMEC Wireless Acquisition offset by a reduction in demand during the first six months of fiscal 2006 by both Nortel and Ericsson compared to the first six months of 2005.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (dollars in thousands)
Geographic Area	July 2, 2006		July 3, 2005
Americas	$128,328	30%	$107,407	31%
Asia Pacific	48,725	11%	35,609	10%
Europe	244,146	57%	199,857	57%
Other international	4,260	2%	5,640	2%

Total net sales	$425,459	100%	$348,513	100%

Revenues in the Americas, Asia Pacific, Europe and other international locations increased in the first six months of fiscal 2006 as compared to the first six months of fiscal 2005, primarily as a result of the REMEC Wireless Acquisition. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the six months ended July 2, 2006, total sales to Nokia accounted for approximately 18% of sales and sales to Siemens accounted for 10% or more of sales for the period. For the six months ended July 3, 2005, total sales to Nortel accounted for approximately 14% of sales and sales to Nokia and Ericsson each accounted for 10% or more of sales. The decrease in the percentage of our sales to Nortel and Ericsson during the six months ended July 2, 2006 is the result of our various acquisitions, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel and Ericsson. Notwithstanding our acquisitions, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (dollars in thousands)
	July 2, 2006		July 3, 2005
Net sales	$425,459	100.0%	$348,513	100.0%
Cost of sales:
Cost of sales	328,675	77.2%	255,893	73.4%
Intangible amortization	6,225	1.5%	3,741	1.1%
Acquired inventory incremental costs	235	0.1%	—	—%

Total cost of sales	335,135	78.8%	259,634	74.5%

Gross profit	$90,324	21.2%	$88,879	25.5%

Our total gross profit increased during the first six months of fiscal 2006 compared to the first six months of fiscal 2005 primarily as a result of our increased revenues. At the same time, our gross profit margin percentage declined due to both the lower margin product mix included in the REMEC Wireless Acquisition and the poor absorption of our manufacturing overheads due to the lower purchasing volume during the first quarter of fiscal 2006. Also contributing to the reduction in our gross margins percentage was a reduction in direct operator sales as a percentage of total sales, which typically have carried higher margins than our OEM based sales. Our gross margins percentage was also reduced due to increased intangible amortization costs due to the REMEC Wireless Acquisition.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (dollars in thousands)
Operating Expenses	July 2, 2006		July 3, 2005
Sales and marketing	$17,670	4.2%	$18,644	5.3%
Research and development	30,701	7.2%	30,054	8.6%
General and administrative	27,255	6.4%	18,694	5.4%
Intangible amortization	4,251	1.0%	3,861	1.1%
In-process research and development	—	—%	350	0.1%
Restructuring and impairment charges	171	—%	—	—%

Total operating expenses	$80,048	18.8%	$71,603	20.5%

Sales and marketing expenses decreased by $1.0 million, or 5.2%, during the six months ended July 2, 2006 as compared to the six months ended July 3, 2005. The decrease resulted primarily from reduced personnel costs in our Swedish operations, somewhat offset by increased personnel and trade costs in the U.S. In addition, there was no bonus accrual in the first six months of 2006.

Research and development expenses slightly increased by $0.6 million, or 2.2%, during the six months ended July 2, 2006 as compared to the six months ended July 3, 2005. During the first six months of 2006, we have maintained a tight focus on cost control. Additional research and development costs associated with the REMEC Wireless Acquisition have been offset with personnel and facility consolidation as well as no bonus has been accrued during the first six months of 2006.

General and administrative expenses increased $8.6 million, or 45.9%, during the six months ended July 2, 2006 as compared to the six months ended July 3, 2005. This increase was due to several factors including the REMEC Wireless Acquisition, costs incurred for documentation and testing of our internal controls over financial reporting at locations acquired in our acquisitions, expenses incurred for the implementation of our Oracle enterprise resource planning system as well as increased personnel costs, and compensation expense of approximately $1.5 million was recognized in the first six months of fiscal year 2006 for stock options and employee stock purchase plan awards that was not recorded in the six months of fiscal year 2005. In addition, there was no bonus accrual in the first six months of 2006.

Amortization of customer-related intangibles, primarily from the LGP Allgon acquisition, amounted to $4.3 million for the first six months of fiscal 2006, compared to $3.9 million for the first six months of fiscal 2005.

Other Income, net

The following table presents an analysis of other income, net:

	Six Months Ended (dollars in thousands)
	July 2, 2006		July 3, 2005
Interest income	$4,288	1.0%	$3,485	1.0%
Interest expense	(3,983)	(0.9)%	(3,870)	(1.1)%
Foreign currency gain, net	1,038	0.2%	2,901	1.0%
Other income, net	898	0.2%	636	—%

Other income, net	$2,241	0.5%	$3,152	0.9%

Interest income increased by $0.8 million during the six months ended July 2, 2006 primarily due to increased short-term interest rates as compared to 2005. This was offset by $0.1 million of additional interest expense during the six months ended July 2, 2006 primarily due to the amortization of interest expense associated with our subordinated convertible notes.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that were fully reserved in the U.S. and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision at the rate of 17.4% during the six months ended July 2, 2006 as compared to 10.0% for the six months ended July 3, 2005. Given the global scope of our worldwide operations and the difficulty in predicting and, thereafter, realizing our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income

The following table presents a reconciliation of operating income to net income:

	Six Months Ended (dollars in thousands)
	July 2, 2006	July 3, 2005
Operating income	$10,276	$17,276
Other income, net	2,241	3,152

Income before income taxes	12,517	20,428
Provision for income taxes	2,175	2,043

Net income	$10,342	$18,385

Our net income for the six months ended July 2, 2006 of $10.3 million compared to a net income of $18.4 million for the six months ended July 3, 2005. The decrease in net income during the first six months of fiscal 2006 as compared to the first six months of fiscal 2005 is primarily the result of lower gross margins due to the REMEC Wireless Acquisition and the slower than anticipated revenue growth in 2006.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of July 2, 2006, we had working capital of $422.9 million, including $208.5 million in unrestricted cash and cash equivalents as compared to working capital of $358.5 million at July 3, 2005, which included $277.5 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended July 2, 2006 and July 3, 2005:

	Six Months Ended (dollars in thousands)
	July 2, 2006	July 3, 2005
Net cash provided by (used in):
Operating activities	$(35,014)	$13,365
Investing activities	97	116,168
Financing activities	7,991	2,161
Effect of foreign currency translation on cash and cash equivalents	2,863	(1,624)

Net increase (decrease) in cash and cash equivalents	$(24,063)	$130,070

Net cash used in operations during the six months ended July 2, 2006 was $35.0 million as compared to $13.4 million of net cash provided by operations during the six months ended July 3, 2005. The increase in cash used in operations during the first six months of fiscal 2006 is primarily due to higher inventory and accounts receivable balances.

Net cash provided by investing activities during the first six months of fiscal 2006 was $0.1 million as compared to net cash provided by investing activities of $116.2 million during the first six months of 2005. The larger amount in the first six months of 2005 primarily reflects maturities of short-term investments of $135.2 million related to our decision to cease investments in short-term auction rate securities. In addition, during the first six months of fiscal 2006, we generated $19.1 million in proceeds from the disposition of our Philippines operations and spent $7.4 million for an acquisition. Total capital expenditures during the six months ended July 2, 2006 and July 3, 2005 were approximately $5.4 million and $12.4 million, respectively. The majority of the capital spending during such periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. During 2005, the additional spending was primarily related to capital equipment acquired by our Arkivator subsidiary. We expect our capital spending requirements for the remainder of this year to range between $5 million and $10 million, consisting of test and production equipment.

The $8.0 million in net cash provided by financing activities during the six months ended July 2, 2006 and $2.2 million during the six months ended July 3, 2005 resulted from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of July 2, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At July 2, 2006, we had $330.0 million of long-term debt, consisting of our outstanding $130.0 million 1.25% convertible subordinated notes due July 2008 and our $200.0 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for additional information.

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

We have initiated compulsory acquisition proceedings under Swedish law to acquire the remaining 528,554 outstanding common shares of LGP Allgon that were not tendered in our exchange offer. During the quarter ended July 2, 2006, $5.9 million was placed into an escrow account for the compulsory acquisition of these shares. This amount has been included in restricted cash in the Company’s balance sheet dated as of July 2, 2006 included within the financial statements in Item 1.

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

As of July 2, 2006, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$9,938	$137,500	$250,625	$403,438
Capital lease obligations	301	—	—	—	301
Operating lease obligations	5,776	4,113	2,476	945	13,310
Purchase commitments with contract manufacturers	102,829	—	—	—	102,829
Other commitments	22,702	—	—	—	22,702
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$136,983	$14,051	$139,976	$251,570	$542,580

We believe that our existing cash balances and funds expected to be generated from future operations will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of six separate plans: one under which non-employee directors may be granted options to purchase shares of stock and five broad-based plans under which options may be granted to all employees, including officers. One plan provides for both option grants and stock based awards including restricted stock awards. Options granted under these plans expire either 5 or 10 years from the grant date and generally vest over two to four years.

All stock option grants and awards to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Executive Chairman of the Board, Ronald J. Buschur, President and Chief Executive Officer; Kevin T. Michaels, Chief Financial Officer and Secretary; and Robert J. Legendre, Senior Vice President, Global Operations. See the “Compensation Committee Report On Executive Compensation” appearing in the Company’s Annual Proxy Statement for further information concerning the policies and procedures of the Company and the Compensation Committee regarding the use of stock options.

During the six months ended July 2, 2006, we granted options to purchase a total of 106,000 shares of Common Stock to employees. After deducting 409,654 shares for options forfeited, the result was net option forfeitures of 303,654. Net option forfeitures during the six months ended July 2, 2006 represented 0.3% of our total outstanding common shares of 112,206,519 as of July 2, 2006. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Six Months Ended July 2, 2006	Year Ended January 1, 2006	Year Ended January 2, 2005
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.3)%	(0.4)%	0.2%
Grants to executive officers during the period as a % of total options granted during the period	—%	—%	46.8%
Grants to executive officers during the period as a % of total outstanding common shares	—%	—%	0.8%
Cumulative options held by executive officers as a % of total options outstanding	33.5%	30.5%	26.7%

At July 2, 2006, a total of 9,782,710 options were available for grant under all of our option plans and a total of 57,161 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the six months ended July 2, 2006:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 1, 2006	7,142,723	$2.19 -$67.08	$10.63	5,053,466	$12.08
Granted	106,000	$9.57 - $14.28	$10.86
Exercised	(1,031,007)	$1.33 - $12.87	$6.84
Canceled	(409,654)	$1.56 - $61.67	$20.25

Balance at July 2, 2006	5,808,062	$2.19 - $67.08	$10.63	4,319,513	$11.71

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of July 2, 2006. For purposes of this table, in-the-money stock options are those options with an exercise price less than $9.12 per share, the closing price of Powerwave Common Stock on June 30, 2006, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $9.12 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	2,443,124	$5.40	1,160,757	$6.39	3,603,881
Out-of-the-Money	1,876,389	$19.92	327,792	$11.36	2,204,181

Total Options Outstanding	4,319,513	$11.71	1,488,549	$7.49	5,808,062

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the six months ended July 2, 2006, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of July 2, 2006. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at July 2, 2006		Value of Unexercised In-the-Money Options at July 2, 2006(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	50,000	$430,345	191,666	8,334	$711,081	$30,919
Ronald J. Buschur	—	$—	727,082	172,918	$1,097,141	$605,859
Kevin T. Michaels	25,000	$264,887	378,520	130,730	$1,289,456	$497,675
Robert J. Legendre	60,000	$495,000	153,333	131,667	$457,649	$500,551

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $9.12, the Company’s closing Common Stock price reported by Nasdaq on June 30, 2006, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of July 2, 2006, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	6,008,062	$10.63	9,782,710
Not Approved by shareholders	—	—	—

Total	6,008,062	$10.63	9,782,710

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At July 2, 2006, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 70% of our net sales during the six months ended July 2, 2006, 64% of our fiscal 2005 net sales, 71% of our fiscal 2004 net sales and 46% of our fiscal 2003 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we are regularly required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at July 2, 2006, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of July 2, 2006, we had cash equivalents of approximately $220.2 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.3 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during the last year, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at July 2, 2006, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first six months of fiscal 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

We sell most of our products to a small number of customers, and we expect that this will continue. For the six months ended July 2, 2006, sales to Nokia accounted for approximately 18% of net sales and sales to Siemens accounted for 10% or more of our net sales. For fiscal year 2005, Cingular Wireless accounted for approximately 15% of our net sales and Nokia accounted for 10% or more of our net sales. During the first six months of 2006, our direct sales to Cingular Wireless significantly declined when compared to the fourth quarter of 2005 and such decline contributed to our operating loss for the first quarter of fiscal 2006 and reduced financial performance for the first six months of fiscal 2006. In addition, Nokia and Siemens have announced plans to combine their wireless businesses which will increase the combined entity as a percentage of our business. This combined entity will be a significant percentage of our business and any decline in this business would have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2005, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During the first six months of 2006, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator, Cingular Wireless. As a result of this reduction and general slowness in the infrastructure marketplace during the first six months of fiscal 2006, our revenues decreased to $193.1 million in the first quarter of fiscal 2006 from $258.7 million in the fourth quarter of 2005. These types of reductions in overall market demand had a negative impact on our results of operations.

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

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for WCDMA, or 3G, based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in reduced demand for our products which will have a material adverse effect on our business.

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

Our revenues come primarily from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003 and again in the first six months of fiscal 2006. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators begin to delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

On September 2, 2005, we completed the REMEC Wireless Acquisition. On June 12, 2006, we entered into an agreement to acquire the wireless infrastructure division of Filtronic, plc. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities. In addition to the REMEC Wireless Acquisition and the proposed acquisition of the wireless infrastructure division of Filtronic, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions subject us to numerous risks, including the following:

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

For the six months ended July 2, 2006, and fiscal years 2005, 2004, and 2003, international revenues (excluding North American sales) accounted for approximately 70%, 64%, 71%, and 46% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

POWERWAVE TECHNOLOGIES, INC.

Date:	August 9, 2006	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer