Form 10-Q/A
period 2006-07-02
POWERWAVE TECHNOLOGIES INC
filed 2006-08-15
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Powerwave Technologies, Inc. is filing this Amendment on Form 10-Q/A to amend and correct four errors in Note 14, Segments and Geographic Data. For the three and six months ended July 2, 2006, operating income for the wireless communications segment should be $12,789,000 and $8,887,000, respectively, not $13,527,000 and $15,340,000. For the three and six months ended July 2, 2006, operating income for the contract manufacturing segment should be $347,000 and $1,389,000, respectively, not ($391,000) and ($5,064,000). A corrected version of Note 14 is set forth below:

The following schedule presents an analysis of certain financial information for these two business segments:

	Three Months Ended		Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
Net sales:
Wireless communications	$219,555	$174,538	$401,366	$326,926
Contract manufacturing	12,839	11,796	24,093	21,587

Total net sales	$232,394	$186,334	$425,459	$348,513

Operating income:
Wireless communications	$12,789	$11,564	$8,887	$16,663
Contract manufacturing	347	(436)	1,389	613

Total operating income	$13,136	$11,128	$10,276	$17,276

	July 2, 2006	January 1, 2006
Total assets:
Wireless communications	$1,143,039	$1,095,670
Contract manufacturing	45,131	34,580

Total assets	$1,188,170	$1,130,250

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERWAVE TECHNOLOGIES, INC.

Date: August 14, 2006	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Chief Financial Officer