Form 10-Q/A
period 2006-07-02
POWERWAVE TECHNOLOGIES INC
filed 2006-08-29
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Powerwave Technologies, Inc. is filing this Amendment on Form 10-Q/A to amend and correct four errors in Note 14, Segments and Geographic Data to its financial statements contained in Part I – Financial Information, Item 1 of its Form 10-Q for its second quarter ending July 2, 2006. This amendment includes the entire text of Item 1 of Part I and required certifications. For the three and six months ended July 2, 2006, operating income for the wireless communications segment should be $12,789,000 and $8,887,000, respectively, not $13,527,000 and $15,340,000. For the three and six months ended July 2, 2006, operating income for the contract manufacturing segment should be $347,000 and $1,389,000, respectively, not ($391,000) and ($5,064,000). A corrected version of all of Item 1 of Part I is set forth below:

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

POWERWAVE TECHNOLOGIES, INC.

Date:	August 29, 2006	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer