Form 10-Q
period 2006-10-01
POWERWAVE TECHNOLOGIES INC
filed 2006-11-13
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

As of November 3, 2006, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 130,061,439.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon and REMEC, Inc.’s Wireless Systems Businesses (“REMEC Wireless”) and the Wireless Infrastructure Division of Filtronic plc (“Filtronic”), restructuring charges, the completion of integration activities related to LGP Allgon, REMEC Wireless and Filtronic and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in under Part II, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 1, 2006	January 1, 2006
	(Unaudited)	(See Note)
ASSETS
Current assets:
Cash and cash equivalents	$236,296	$232,477
Restricted cash	5,989	5,002
Accounts receivable, net of allowance for sales returns and doubtful accounts of $7,409 and $8,558 at October 1, 2006 and January 1, 2006, respectively	201,301	227,495
Inventories	139,179	94,694
Prepaid expenses and other current assets	28,167	23,166
Deferred tax assets	1,479	4,768
Assets of discontinued operations	—	12,356

Total current assets	612,411	599,958

Property, plant and equipment, net	107,422	148,092
Assets held for sale	7,677	—
Goodwill	287,692	261,958
Intangible assets, net	63,824	66,726
Other non-current assets	22,643	8,187
Assets of discontinued operations	—	45,329

TOTAL ASSETS	$1,101,669	$1,130,250

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,232	$102,253
Accrued income taxes	17,511	14,952
Accrued expenses and other current liabilities	81,134	85,045
Liabilities of discontinued operations	—	12,965

Total current liabilities	188,877	215,215

Long-term debt	330,000	330,000
Deferred tax liabilities	3,198	3,249
Other non-current liabilities	737	525

Total liabilities	522,812	548,989

Commitments and contingencies (Notes 10 and 11)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 112,361 shares issued and outstanding at October 1, 2006 and 111,138 shares issued and outstanding at January 1, 2006	586,935	575,038
Accumulated other comprehensive income (loss)	12,039	(17,688)
Retained earnings (accumulated deficit)	(20,117)	23,911

Total shareholders’ equity	578,857	581,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,101,669	$1,130,250

Note:	January 1, 2006 balances were restated to reflect the September 2006 sale of Arkivator, Powerwave’s contract manufacturing business.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$145,768	$207,992	$547,134	$534,918

Cost of sales:
Cost of goods	121,789	150,855	429,393	386,408
Intangible asset amortization	3,615	1,992	9,594	5,476
Acquired inventory incremental costs	—	1,405	235	1,405

Total cost of sales	125,404	154,252	439,222	393,289

Gross profit	20,364	53,740	107,912	141,629

Operating expenses:
Sales and marketing	9,556	9,876	26,765	28,158
Research and development	15,513	14,572	45,944	44,542
General and administrative	13,210	10,455	39,564	28,403
Intangible asset amortization	2,487	2,031	6,739	5,892
In-process research and development	—	—	—	350
Restructuring and impairment charges	20,854	116	21,025	116

Total operating expenses	61,620	37,050	140,037	107,461

Operating income (loss)	(41,256)	16,690	(32,125)	34,168

Other income (expense), net	2,962	(1,746)	4,425	1,834

Income (loss) from continuing operations before income taxes	(38,294)	14,944	(27,700)	36,002

Provision for (benefit from) income taxes	(9,080)	1,456	(6,836)	3,499

Income (loss) from continuing operations	(29,214)	13,488	(20,864)	32,503

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	115	(383)	2,107	(1,013)
Loss on sale of subsidiary	(25,271)	—	(25,271)	—

Total discontinued operations, net of tax	(25,156)	(383)	(23,164)	(1,013)

Net income (loss)	$(54,370)	$13,105	$(44,028)	$31,490

Earnings (loss) per share from continuing operations:
Basic	$(0.26)	$0.13	$(0.19)	$0.32

Diluted	$(0.26)	$0.11	$(0.19)	$0.28

Loss per share from discontinued operations:
Basic	$(0.22)	$—	$(0.20)	$(0.01)

Diluted	$(0.22)	$—	$(0.20)	$(0.01)

Net earnings (loss) per share:
Basic	$(0.48)	$0.13	$(0.39)	$0.31

Diluted	$(0.48)	$0.11	$(0.39)	$0.27

Basic weighted average common shares	112,306	103,473	112,044	100,927

Diluted weighted average common shares	112,306	136,214	112,044	133,192

Note:	The three and nine months ended October 2, 2005 were restated to reflect the September 2006 sale of Arkivator, Powerwave’s contract manufacturing business.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net income (loss)	$(54,370)	$13,105	$(44,028)	$31,490
Other comprehensive income (loss):
Foreign currency translation adjustments	19,700	4,623	29,727	(63,832)

Comprehensive income (loss)	$(34,670)	$17,728	$(14,301)	$(32,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 1, 2006	October 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,028)	$31,490
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	37,653	34,347
Loss on sale of subsidiary	25,271	—
Impairment charge	20,854	—
In-process research and development charge	—	350
Provision for sales returns and doubtful accounts	1,033	2,508
Provision for excess and obsolete inventories	9,230	9,352
Compensation costs related to stock-based awards	2,901	—
Deferred income taxes	(15,725)	(2,290)
Gain on disposal of property, plant and equipment	(1,264)	(821)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	31,293	(59,534)
Inventories	(52,359)	(23,875)
Prepaid expenses and other current assets	(4,766)	1,944
Accounts payable	(14,005)	3,492
Accrued expenses and other current liabilities	(25,980)	390
Other non-current assets	(6,654)	919
Other non-current liabilities	(656)	(412)

Net cash used in operating activities	(37,202)	(2,140)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,408)	(25,639)
Restricted cash	(643)	(651)
Maturities of short-term investments	—	135,200
Proceeds from the sale of property, plant and equipment	21,590	1,234
Proceeds from sale of assets held for sale	—	4,260
Proceeds from sale of business, net	24,723	1,062
Acquisitions, net of cash acquired	(7,350)	(48,472)

Net cash provided by investing activities	27,912	66,994

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock-based compensation arrangements	8,995	7,425

Net cash provided by financing activities	8,995	7,425

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	4,114	(1,887)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,819	70,392
CASH AND CASH EQUIVALENTS, beginning of period	232,477	147,451

CASH AND CASH EQUIVALENTS, end of period	$236,296	$217,843

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

The results of operations for the three and nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2006 (“fiscal 2006.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

On September 2, 2005, Powerwave completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) Therefore, these condensed consolidated financial statements include the operations of the REMEC Wireless Acquisition for the three and nine months ended October 1, 2006, but only results for the month of September 2005 are included for the three and nine months ended October 2, 2005.

On September 29, 2006 Powerwave completed the sale of Arkivator Falköping AB (“Arkivator”), a wholly-owned subsidiary. Arkivator consisted of all of the Company’s contract manufacturing segment. Therefore, with its sale, the contract manufacturing segment of the Company is classified as discontinued operations and its results of operations are removed from continuing operations for all periods presented (see Note 9).

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

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

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 we took a 100% valuation allowance against our deferred tax assets. This valuation allowance is still in place. Accordingly we have booked no tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the nine months ended October 1, 2006. In addition, we previously presented unearned compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123R, upon adoption, we also reclassified the balance in unearned compensation to common stock on our accompanying condensed consolidated balance sheet.

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

During the three and nine months ended October 1, 2006, the Company recognized total compensation expense of $0.9 million and $2.9 million, respectively, which consists of $0.8 million and $2.4 million for stock options and $0.1 million and $0.5 million for employee stock purchase plan awards in its consolidated statement of operations.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the statement of operations (in thousands):

	Three Months Ended October 1, 2006	Nine Months Ended October 1, 2006
Cost of sales	$50	$145
Sales and marketing expenses	79	221
Research and development expenses	105	359
General and administrative expenses	684	2,176

Reduction in operating income before income taxes	918	2,901
Income tax effect using the current period effective tax benefit rate	(220)	(725)

Reduction in net income	$698	$2,176

Reduction in net income per share:
Basic	$0.01	$0.02

Diluted	$0.01	$0.02

As of October 1, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and employee stock purchase plan awards was approximately $6.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. We have utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the third quarter of fiscal years 2006 and 2005 were $2.57 per share and $4.11 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123R utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the three and nine months ended October 2, 2005 would have approximated the pro forma amounts indicated below:

	Three Months Ended October 2, 2005	Nine Months Ended October 2, 2005
Net income:
As reported	$13,105	$31,490
Deduct: Additional expense from fair value method, net of tax	(361)	(1,940)

Basic pro forma net income	12,744	29,550
Add: Interest expense of convertible debt, net of tax	1,594	4,781

Diluted pro forma net income	$14,338	$34,331

Basic income per share:
As reported	$0.13	$0.31
Pro forma	$0.12	$0.29
Diluted income per share:
As reported	$0.11	$0.27
Pro forma	$0.11	$0.26

The fair value of options granted under the Company’s stock incentive plans during the first nine months of fiscal 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

Nine Months Ended
	October 1, 2006	October 2, 2005
Weighted average risk-free interest rate	4.8% - 5.2%	3.6% - 4.2%
Expected life (in years)	4.6	5.9
Expected stock volatility	38% - 45%	46% - 50%
Dividend yield	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

The following table represents stock option activity for the nine months ended October 1, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (1)
Outstanding at January 1, 2006	7,142,723	$10.63
Granted	2,001,500	$7.67
Exercised	(1,056,886)	$6.80
Canceled	(746,502)	$16.41

Outstanding at October 1, 2006	7,340,835	$9.78	6.10	$7,009

Vested or expected to vest at October 1, 2006	6,634,177	$10.00	5.80	$6,810

Exercisable at October 1, 2006	4,208,541	$11.45	4.30	$5,601

(1)	These amounts represent the difference between the exercise price and $7.60, the Company’s closing Common Stock price reported by Nasdaq on September 29, 2006, the last trading day of the fiscal quarter, for all in-the-money options outstanding.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (or “FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (or “SFAS 109”). This Interpretation defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its operations and financial condition.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects Prior Period Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact that adopting SAB 108 will have on its operations and financial condition.

In November 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effect of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

Note 3. Inventories

Inventories consist of the following:

	October 1, 2006	January 1, 2006
Parts and components	$53,676	$40,740
Work-in-process	5,148	4,119
Finished goods	80,355	49,835

	$139,179	$94,694

Inventories are net of an allowance for excess and obsolete inventory of approximately $22.5 million and $17.5 million as of October 1, 2006 and January 1, 2006, respectively, which are treated as a reduction of the cost basis of the respective inventory.

Note 4. Assets Held For Sale

As part of the restructuring plan related to our acquisition of LGP Allgon, we have moved production of certain wireless communications equipment out of Sweden primarily to Asia. As part of that plan, we have vacated two buildings in Tullinge, Sweden. In April 2006, we completed the final consolidation of the buildings and made them available for sale. The sale of one of the buildings occurred in October 2006 and the Company expects that the final sale and disposal of the remaining building will be completed in 2006. The carrying value of the buildings has been separately presented in the accompanying balance sheet in the caption “Assets held for sale,” and effective May 1, 2006, these assets are no longer depreciated (see Note 7).

Note 5. Goodwill

The changes in the carrying amount of goodwill by reportable operating segment for the nine months ended October 1, 2006 is as follows:

	Telecom	Contract Manufacturing	Total
Balance, January 1, 2006	$261,956	$18,171	$280,127
Goodwill from acquisitions	6,443	—	6,443
Effect of exchange rates	19,293	1,663	20,956
Sale of Arkivator	—	(19,834)	(19,834)

Balance, October 1, 2006	$287,692	$—	$287,692

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 6. Other Income, Net

Other income, net, includes interest income, interest expense, gains and losses on foreign currency transactions, and other miscellaneous income and expense. The components of other income, net, are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Interest income	$1,988	$2,018	$6,273	$5,490
Interest expense	(2,020)	(1,923)	(6,002)	(5,792)
Foreign currency gain (loss), net	2,695	(2,008)	2,961	801
Other income, net	299	167	1,193	1,335

Total	$2,962	$(1,746)	$4,425	$1,834

Note 7. Restructuring and Impairment Charges

Integration of REMEC’s Wireless Systems Business

In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. As a result, we recorded restructuring charges related to our operations of approximately $0.2 million for the nine months ended October 1, 2006, which amounts to aggregate restructuring charges totaling $0.6 million since the acquisition date. The nine month period charges are included in restructuring and impairment charges within operating expenses in the accompanying condensed consolidated statement of operations. Additionally, since the acquisition date we have recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “ETIF 95-3”). The implementation of the restructuring and integration plan is underway and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. During the first quarter of fiscal 2006, we recorded an additional warranty accrual of approximately $9.5 million related to product defects in connection with pre-acquisition shipments (see Note 11) that also increased our goodwill related to the acquisition by the same amount. We are assessing our ability to pursue remedies against REMEC for these product defects. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

costs were included in the allocation of the purchase price and resulted in additional goodwill pursuant to EITF 95-3. The final integration activities related to this restructuring plan are currently expected to be completed by the end of the fourth quarter of fiscal 2006.

During the third quarter of fiscal 2006, Powerwave entered into sale agreements for two of its three facilities located in Sweden. The prices negotiated resulted in a net loss of approximately $2.6 million. These two facilities are classified as assets held for sale at October 1, 2006 (see Note 4). In addition, the Company recognized an impairment in the value of its remaining facility in Sweden of approximately $18.3 million, which the Company is currently preparing to sell. The total amount of these impairments is recognized in operating expenses for the third quarter 2006.

We expect that the workforce reduction amounts will be paid out over the next six months and the facility closure amounts will be paid out over the remaining lease terms. A summary of the activity that affected the Company’s restructuring and impairment charges and accrued restructuring liability for the year ended January 1, 2006 and the nine months ended October 1, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 2, 2005	$12,754	$4,001	$599	$17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	12,743	3,580	29	16,352
Amounts expensed	402	929	—	1,331
Amounts paid/incurred	(15,270)	(1,075)	(590)	(16,935)
Effect of exchange rates	(1,905)	(76)	(47)	(2,028)

Balance at January 1, 2006	8,787	7,359	243	16,389
Amounts accrued in purchase accounting	—	188	—	188
Amounts expensed	116	55	—	171
Amounts paid/incurred	(3,810)	(3,009)	(50)	(6,869)
Effect of exchange rates	366	(101)	2	267

Balance at October 1, 2006	$5,459	$4,492	$195	$10,146

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

Powerwave recorded an effective tax benefit rate of 25% for the nine months ended October 1, 2006 on continuing operations. The rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that had a full valuation allowance; the impact of the distribution of earnings and losses in various tax jurisdictions; and the impact of the in-process research and development charge which was not tax deductible. Given the increased global scope of Powerwave’s operations and the

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to predict and thereafter realize our earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of October 1, 2006, Powerwave had a consolidated net deferred tax asset of approximately $14.1 million related to certain foreign jurisdictions. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits.

Note 9. Discontinued Operations

During the third quarter of 2006, Powerwave received an offer for the purchase of Arkivator Falköping AB, it’s wholly-owned subsidiary. Arkivator consists of Powerwave’s entire contract manufacturing segment. Powerwave’s Board of Directors accepted the offer with the sale being completed on September 29, 2006. The sales price was approximately $27.1 million, which includes the repayment of certain indebtedness. The sales price was received in cash at closing with the exception of $1.5 million due and payable in three equal installments of $500,000 on September 30, 2007, 2008 and 2009. The sale resulted in a loss of $25.3 million. There is no tax benefit associated with this capital loss under Swedish tax law. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from Powerwave’s continuing operations for all reporting periods presented.

For the third quarter of fiscal 2006, the Company classified the contract manufacturing segment as a discontinued operation as a result of the sale of the business. For operating segment reporting, the contract manufacturing business was previously reported as a separate operating segment.

Summarized financial information for discontinued operations is set forth below:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$11,644	$9,831	$35,736	$31,418
Income (loss) from discontinued operations (net of tax of $888 for the three and nine months ended October 1, 2006 and $0 for the three and nine months ended October 2, 2005, respectively)	115	(383)	2,107	(1,013)
Loss on sale of subsidiary (net of tax of $1,382 for the three and nine months ended October 1, 2006)	(25,271)	—	(25,271)	—

As of October 2, 2005, the components of tangible assets and liabilities of discontinued operations in the consolidated balance sheet were as follows:

October 2, 2005
Account receivable, net	$9,348
Inventory	6,309
Property, plant and equipment, net	23,467
Other assets	665
Account payable	(7,727)
Other liabilities	(8,216)

Net tangible assets of discontinued operations	$23,846

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

The assets and liabilities above exclude $23.9 million of intangible assets allocated from purchase accounting.

Note 10. Commitments and Contingencies

Powerwave is subject to various legal proceedings from time to time as part of its business. As of October 1, 2006, Powerwave was not currently party to any legal proceedings or threatened legal proceedings, the adverse outcome of which, individually or in the aggregate, it believes would have a material adverse effect on its business, financial condition or results of operations.

Note 11. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the nine months ended October 1, 2006 and October 2, 2005 are as follows:

	Nine Months Ended
Description	October 1, 2006	October 2, 2005
Warranty reserve beginning balance	$20,321	$10,164
Reserve balances recorded or assumed by acquisition	9,500	8,544
Reductions for warranty costs incurred	(6,786)	(2,920)
Warranty accrual related to current period sales	7,416	7,810
Effect of exchange rates	492	(799)

Warranty reserve ending balance	$30,943	$22,799

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of October 1, 2006 is included below:

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

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

Other Guarantees and Indemnities

The Company entered into a revolving credit agreement on October 13, 2006 (see Note 16). The Company entered into guarantees under its revolving credit agreement in which the Company and its principal subsidiary guarantee any borrowings under the credit agreement.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 12. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company's potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 31,185,734 and 32,017,336 have been excluded from diluted weighted average common shares for the three and nine months ended October 1, 2006, respectively, as the effect would be anti-dilutive. Diluted earnings per share for the three and nine months ended October 2, 2005 includes the add-back of interest expense (net of tax) of approximately $1.6 million and $4.8 million associated with the assumed conversion of the Company's outstanding convertible subordinated debt with the addition of 30,427,017 and 30,427,017 shares, respectively, as well as stock options under the treasury stock method of 2,314,199 and 1,837,806 shares, respectively.

The following details the calculation of basic and diluted income (loss) per share:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Basic:
Income (loss) from continuing operations	$(29,214)	$13,488	$(20,864)	$32,503
Weighted average common shares	112,306	103,473	112,044	100,927
Basic income (loss) per share from continuing operations	$(0.26)	$0.13	$(0.19)	$0.32

Loss from discontinuing operations	$(25,156)	$(383)	$(23,164)	$(1,013)
Loss per share from discontinued operations	$(0.22)	$—	$(0.20)	$(0.01)

Diluted:
Income (loss) from continuing operations	$(29,214)	$13,488	$(20,864)	$32,503
Interest expense of convertible debt, net of tax	—	1,594	—	4,781

Income (loss) from continuing operations, as adjusted	$(29,214)	$15,082	$(20,864)	$37,284

Weighted average common shares	112,306	103,473	112,044	100,927
Potential common shares	—	32,741	—	32,265

Weighted average common shares, as adjusted	112,306	136,214	112,044	133,192

Diluted income (loss) per share from continuing operations	$(0.26)	$0.11	$(0.19)	$0.28

Loss from discontinuing operations	$(25,156)	$(383)	$(23,164)	$(1,013)
Loss per share from discontinued operations	$(0.22)	$—	$(0.20)	$(0.01)

Note 13. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the nine months ended October 1, 2006 and October 2, 2005, sales to customers that accounted for 10% or more of revenues totaled $200.2 million and $198.5 million, respectively. During the nine months ended October 1, 2006, sales to Nokia and Siemens accounted for approximately 23% and 14% of total revenues, respectively. During

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

the nine months ended October 2, 2005, sales to Nortel, Nokia and Ericsson accounted for approximately 11%, 14% and 10% of total revenues, respectively.

As of October 1, 2006, approximately 40% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during the first nine months of 2006. The inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 14. Supplier Concentrations

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

Note 15. Segments and Geographic Data

Powerwave historically operated in two reportable business segments: “Wireless Communications” and “Contract Manufacturing.” Sales in the wireless communications segment are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. Sales in the contract manufacturing segment were derived primarily from the sale of advanced industrial components, primarily for the automotive and food industries, under contract manufacturing arrangements. These two reportable segments were regularly evaluated by the Company’s executive management in deciding how to allocate resources and in assessing performance. The accounting policies for each reportable segment are the same as those described in “Note 2. Summary of Significant Accounting Policies.”

On September 29, 2006, Powerwave sold its Arkivator subsidiary which operated its entire contract manufacturing segment. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from continuing operations for all reporting periods (see Note 9).

Note 16. Subsequent Events

Filtronic Wireless Acquisition

On October 15, 2006, Powerwave completed the acquisition of all the outstanding voting securities of Filtronic (Overseas Holdings) Limited and substantially all of the assets of Filtronic Comtek (UK) Limited, each such entity a wholly-owned subsidiary of Filtronic plc, a company registered in England and Wales (such transaction, the “Filtronic Wireless Acquisition”). The purchase price consisted of $185 million in cash and 17.7

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(Tabular amounts in thousands, except per share data)

million shares of Powerwave’s Common Stock valued at $163.1 million based on the average closing price of $9.22 per share for three days before and after the announcement of the acquisition on June 12, 2006. The Filtronic Wireless Acquisition was made pursuant to an Agreement by and among Powerwave, Filtronic plc and Filtronic Comtek (UK) Limited dated as of June 12, 2006 and amended on September 4, 2006 (together, the “Filtronic Acquisition Agreement”).

Revolving Credit Facility

On October 13, 2006, Powerwave entered into a Credit Agreement by and among the Company, the Lenders party thereto from time to time, Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent (the "Credit Agreement").

The Credit Agreement provides for a $75 million revolving credit facility (the "Revolving Credit Facility"), which includes a $10 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for multicurrency borrowings in Euro, Sterling, Yen and Swedish Krona. Powerwave may increase the size of the Revolving Credit Facility on a one-time basis by an amount not exceeding $25 million, subject to certain restrictions. The obligations under the Credit Agreement are guaranteed by Powerwave Wireless, Inc. and secured by substantially all present and future assets and properties of the Company and Powerwave Wireless Inc. other than real property and certain capital stock of foreign subsidiaries. The obligations under the Credit Agreement are also secured by a pledge of 65% of the capital stock of Powerwave Technologies Sweden AB. The Credit Agreement requires the Company to maintain certain financial covenants, including leverage and fixed charge coverage ratios as well as a minimum unrestricted cash balance.

The Revolving Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 1, 2008, which maturity date may be extended from time to time by one year with the consent of all of the lenders under the Revolving Credit Facility. Under the terms of the Credit Agreement, the principal amount outstanding under the Revolving Credit Facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.125% and 1.625% or (ii) Comerica Bank's prime rate, at the election of the Company, subject to specified restrictions. The Revolving Credit Facility will be subject to payment of a facility fee of 0.25% per annum of the aggregate commitments under the Revolving Credit Facility, regardless of usage, an adjustable letter of credit fee of between 1.125% and 1.625% per annum with respect to outstanding standby letters of credit and certain fronting and other fees in connection with the issuance and amendment of standby letters of credit.

The Company expects to use the proceeds of the Revolving Credit Facility for working capital, to finance acquisitions and for other general corporate purposes.

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

Introduction and Overview

Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

On September 29, 2006, we sold our contract manufacturing subsidiary, Arkivator. Consequently, the contract manufacturing segment is classified as a discontinued operation and its results are removed from continuing operations for all reporting periods presented.

During the last six years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, in the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes had a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During the first nine months of 2006, we have experienced a significant slowdown in demand from one of our direct network operator customers, Cingular Wireless, as well as reduced demand from one of our original equipment manufacturing customers, Nortel Networks, which combined have directly reduced demand for our products and contributed to our operating loss for the first nine months of 2006.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) We believe the product offerings and customer relationships included as part of the REMEC Wireless Acquisition were complimentary with our products and that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the purchase of the majority of the Wireless Infrastructure

Division business of Filtronic plc (the “Filtronic Wireless Acquisition.”) We believe that this strategic acquisition provides Powerwave with the leading position in transmit and receive filter products, as well as broadens our RF conditioning and base station solutions product portfolio and adds significant additional technology to our intellectual property portfolio.

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

Accruals for Restructuring and Impairment Charges

We recorded $1.3 million, $2.6 million and $15.5 million of restructuring and impairment charges during fiscal years 2005, 2004 and 2003, respectively. In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we formulated and began to implement our plan to restructure and integrate the combined operations. As a result, we recorded restructuring charges related to our operations of approximately $0.2 million for the nine months ended October 1, 2006, which amounts to aggregate restructuring charges totaling $0.6 million since the acquisition date. We recognized $12.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. The implementation of the restructuring and integration plan is in process and further actions are expected pending the further assessment of workforce and facility related requirements and certain product related decisions with respect to duplicate technology, product defects and inventory for which there will no longer be an active market for the combined company. Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. During the first nine months of fiscal 2006, we recorded an additional warranty accrual of approximately $9.5 million related to product defects in connection with pre-acquisition shipments that also increased our goodwill related to the acquisition by the same amount. We are assessing our ability to pursue remedies against REMEC for these product defects. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006. In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded $26.6 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. Integration activities related to this restructuring plan are currently expected to continue through the fourth quarter of fiscal 2006. These restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its operations and financial condition.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact that adopting SAB 108 will have on its operations and financial condition.

In November 2005, the FASB issued FASB Staff Position 123(R)-3 (“FSP 123R-3”), “Transition Election Related to Accounting for the Tax Effect of Share-based Payment Awards,” that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the “APIC Pool”) to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods. Until and unless the Company elects the transition method described in this FSP, the Company will follow the transition method described in paragraph 81 of SFAS 123R.

Results of Operations

The following table summarizes Powerwave’s results of continuing operations as a percentage of net sales for the three and nine months ended October 1, 2006 and October 2, 2005:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	83.5	72.5	78.5	72.2
Intangible asset amortization	2.5	1.0	1.8	1.0
Acquired inventory incremental costs	—	0.7	—	0.3

Total cost of sales	86.0	74.2	80.3	73.5

Gross profit	14.0	25.8	19.7	26.5
Operating expenses:
Sales and marketing	6.6	4.7	4.9	5.3
Research and development	10.6	7.0	8.4	8.3
General and administrative	9.1	5.0	7.2	5.3
Intangible asset amortization	1.7	1.0	1.2	1.1
In-process research and development	—	—	—	0.1
Restructuring and impairment charges	14.3	0.1	3.9	—

Total operating expenses	42.3	17.8	25.6	20.1

Operating income (loss)	(28.3)	8.0	(5.9)	6.4
Other income (expense), net	2.0	(0.8)	0.8	0.3

Income (loss) from continuing operations before income taxes	(26.3)	7.2	(5.1)	6.7
Provision for (benefit from) income taxes	(6.3)	0.7	(1.3)	0.6

Income (loss) from continuing operations	(20.0)	6.5	(3.8)	6.1

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	(0.2)	0.4	(0.2)
Loss on sale of subsidiary	(17.3)	—	(4.6)	—

Total discontinued operations, net of tax	(17.3)	(0.2)	(4.2)	(0.2)

Net income (loss)	(37.3)%	6.3%	(8.0)%	5.9%

Three Months ended October 1, 2006 and October 2, 2005

Net Sales

Our sales are derived primarily from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world.

Sales decreased by 29.9% to $145.8 million, for the quarter ended October 1, 2006, from $208.0 million, for the quarter ended October 2, 2005. This decrease was primarily due to the difficulties in implementing our new ERP system in our European operations during the quarter, coupled with delays in the transfer of production from one of our manufacturing locations. These issues resulted in both delayed production and shipments, which significantly reduced our actual revenues for the quarter. In addition, we encountered significant lower demand from our direct operator and original equipment manufacturer customers. As an example, Cingular Wireless declined by almost 90% and Ericsson declined by almost 70%.

The following table presents a further analysis of our sales from continuing operations within the wireless communications business segment, based upon product group:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	October 1, 2006		October 2, 2005
Antenna systems	$36,141	25%	$77,483	37%
Base station systems	98,064	67%	107,627	52%
Coverage systems	11,563	8%	22,882	11%

Total	$145,768	100%	$207,992	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and base station enclosures. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in all the product groups is due to the impact of lower demand during the three months ended October 1, 2006 as compared to the three months ended October 2, 2005. In addition, the antenna and coverage systems groups were impacted by the delay in conversion of our ERP system in our European operations and delays in production transfer which contributed to delayed production and shipments.

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

	Three Months Ended (dollars in thousands)
Geographic Area	October 1, 2006		October 2, 2005
Americas	$30,387	21%	$94,995	46%
Asia Pacific	20,637	14%	17,457	8%
Europe	89,616	61%	93,762	45%
Other international	5,128	4%	1,778	1%

Total net sales from continuing operations	$145,768	100%	$207,992	100%

Revenues in the Americas and Europe decreased in the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005, primarily as a result of slowness in demand in both our direct operator markets and our original equipment manufacturer markets. In the Americas region, the significant reduction in demand by Cingular Wireless contributed to most of the shortfall. Also during the third quarter of 2006, we were impacted by delayed production and shipments, which significantly reduced our actual revenues for the quarter. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended October 1, 2006, total sales to Nokia accounted for approximately 34% of sales and sales to Siemens accounted for 10% or more of sales for the quarter. For the quarter ended October 2, 2005, total sales to Cingular Wireless accounted for approximately 17% of sales and sales to Nokia accounted for 10% or more of sales. The decrease in the percentage of our sales to Cingular Wireless during the quarter ended

October 1, 2006 is the result of reduction in demand for products purchased by Cingular Wireless. Notwithstanding our acquisitions, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	October 1, 2006		October 2, 2005
Net sales	$145,768	100.0%	$207,992	100.0%
Cost of sales:
Cost of sales	121,789	83.5%	150,855	72.5%
Intangible amortization	3,615	2.5%	1,992	1.0%
Acquired inventory incremental costs	—	—%	1,405	0.7%

Total cost of sales	125,404	86.0%	154,252	74.2%

Gross profit	$20,364	14.0%	$53,740	25.8%

Our gross profit percentage decreased during the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 primarily as a result of our significantly lower revenues, which reduced our overhead cost absorption and resulted in increased overhead and manufacturing variances to be expensed to cost of sales. Also contributing to the reduction in our gross profit was a reduction in direct operator sales as a percentage of our revenues to 27% compared to 60% in the third quarter of fiscal 2005. Direct network operator sales typically have higher margins than our OEM-based sales. For the third quarter of 2006, our gross profit percentage was also reduced due to increased intangible amortization costs due to the REMEC Wireless Acquisition. For the third quarter of 2005, gross margins were also impacted by acquired inventory incremental costs associated with the REMEC Wireless Acquisition.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	October 1, 2006		October 2, 2005
Sales and marketing	$9,556	6.6%	$9,876	4.7%
Research and development	15,513	10.6%	14,572	7.0%
General and administrative	13,210	9.1%	10,455	5.0%
Intangible amortization	2,487	1.7%	2,031	1.0%
In-process research and development	—	—%	—	—%
Restructuring and impairment	20,854	14.3%	116	0.1%

Total operating expenses	$61,620	42.3%	$37,050	17.8%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.3 million, or 3.2%, during the quarter ended October 1, 2006 as compared to the quarter ended October 2, 2005. The decrease resulted primarily from reduced commission costs due to our lower revenues in the third quarter of 2006.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $0.9 million, or 6.5%, during the quarter ended October 1, 2006 as compared to the quarter ended October 2, 2005 primarily due to increased expenses associated with the acquired REMEC Wireless business, which was acquired in September 2005. These increased expenses are somewhat offset by realized savings as part of our integration activities from personnel reductions and facility consolidations in the legacy Powerwave operations as well as the lack of bonus accrual during the third quarter of 2006.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $2.8 million, or 26.4%, during the quarter ended October 1, 2006 as compared to the quarter ended October 2, 2005. This increase was due to several factors including the REMEC Wireless Acquisition, expenses incurred for the implementation of our Oracle enterprise resource planning system, increased expenses for Sarbanes-Oxley compliance, as well as approximately $0.7 million of increased personnel costs for compensation expense recognized in the third quarter of fiscal year 2006 for stock options and employee stock purchase plan awards that was not recorded in the third quarter of fiscal year 2005. This was somewhat offset by elimination of a bonus accrual during 2006 due to poor financial performance.

Amortization of customer-related intangibles, primarily from the LGP Allgon and REMEC acquisitions, amounted to $2.5 million for the third quarter of fiscal 2006, compared to $2.0 million for the third quarter of fiscal 2005.

During the third quarter, Powerwave entered into sale agreements for two of its three facilities located in Sweden. The prices negotiated resulted in a net loss of approximately $2.6 million. In addition, we recognized an impairment in the value of our remaining facility in Sweden of approximately $18.3 million, which we are currently preparing to sell. The total amount of these impairments is recognized in operating expenses for the third quarter of 2006.

Other Income (Expense), Net

The following table presents an analysis of other income, net:

	Three Months Ended (dollars in thousands)
	October 1, 2006		October 2, 2005
Interest income	$1,988	1.4%	$2,018	1.0%
Interest expense	(2,020)	(1.4)%	(1,923)	(0.9)%
Foreign currency gain (loss), net	2,695	1.8%	(2,008)	(1.0)%
Other income, net	299	0.2%	167	0.1%

Other income (expense), net	$2,962	2.0%	$(1,746)	(0.8)%

The foreign currency impact for the third quarter of 2006 was a net gain of $2.7 million compared to a net loss of $2.0 million for the third quarter of 2005. This gain was due to the weaker U.S. dollar versus most other currencies.

Provision for (Benefit From) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that were fully reserved in the U.S. and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax benefit at the rate of 24% during the quarter ended October 1, 2006 as compared to 10.0% for the quarter ended October 2, 2005. Given the global scope of our worldwide operations and the difficulty in predicting and, thereafter, realizing our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) from continuing operations to net income (loss):

	Three Months Ended (dollars in thousands)
	October 1, 2006	October 2, 2005
Operating income (loss) from continued operations	$(41,256)	$16,690
Other income (expense), net	2,962	(1,746)

Income (loss) from continuing operations before income taxes	(38,294)	14,944
Provision for (benefit from) income taxes	(9,080)	1,456

Income (loss) from continuing operations	(29,214)	13,488

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	115	(383)
Loss on sale of subsidiary	(25,271)	—

Total discontinued operations, net of tax	(25,156)	(383)

Net income (loss)	$(54,370)	$13,105

Our net loss from continuing operations for the quarter ended October 1, 2006 of $29.2 million compared to income from continuing operations of $13.5 million for the quarter ended October 2, 2005. The decrease in net income during the third quarter of fiscal 2006 as compared to the third quarter of fiscal 2005 is primarily the result of lower revenues and the resulting lower gross margins which reduced our operating net income, delayed production and shipments, poor manufacturing absorption, and the impairment charges recognized for the sale of the two facilities in Sweden and the impairment on the remaining facility in Sweden.

For the third quarter of 2006, the total net loss includes the loss on the sale of Arkivator, which included the write-off of its net assets, including goodwill.

Nine Months ended October 1, 2006 and October 2, 2005

Net Sales

Sales increased by 2.3% to $547.1 million, for the nine months ended October 1, 2006, from $534.9 million, for the nine months ended October 2, 2005. This increase was primary due to the impact of the REMEC Wireless Acquisition in the third quarter of fiscal 2005 offset by reduced demand from Cingular Wireless, Nortel and Ericsson in the first nine months of 2006.

The following table presents a further analysis of our sales within the wireless communications business segment, based upon product group:

	Nine Months Ended (dollars in thousands)
Wireless Communications Product Group	October 1, 2006		October 2, 2005
Antenna systems	$151,482	28%	$170,153	32%
Base station systems	343,844	63%	301,099	56%
Coverage systems	51,808	9%	63,666	12%

Total	$547,134	100%	$534,918	100%

The increase in base station systems sales during the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005 is a result of the REMEC Wireless Acquisition offset by a reduction in demand during the first nine months of fiscal 2006 by Cingular Wireless, Nortel and Ericsson compared to the first nine months of 2005.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine Months Ended (dollars in thousands)
Geographic Area	October 1, 2006		October 2, 2005
Americas	$158,715	29%	$202,402	38%
Asia Pacific	69,361	13%	53,066	10%
Europe	309,670	56%	272,032	51%
Other international	9,388	2%	7,418	1%

Total net sales	$547,134	100%	$534,918	100%

Revenues in the Americas, decreased in the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005, primarily as a result of reduced demand by Cingular Wireless and Nortel. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands during a quarter, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the nine months ended October 1, 2006, total sales to Nokia accounted for approximately 23% of sales and sales to Siemens accounted for 10% or more of sales for the period. For the nine months ended October 2, 2005, total sales to Nokia accounted for approximately 14% of sales and sales to Cingular Wireless, Nortel and Ericsson each accounted for 10% or more of sales. The decrease in the percentage of our sales to Cingular Wireless, Nortel and Ericsson during the nine months ended October 1, 2006 is the result of a reduction in demand for products purchased by such customers. Notwithstanding our acquisitions, our business remains largely dependent upon the limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine Months Ended (dollars in thousands)
	October 1, 2006		October 2, 2005
Net sales	$547,134	100.0%	$534,918	100.0%
Cost of sales:
Cost of sales	429,393	78.5%	386,408	72.2%
Intangible amortization	9,594	1.8%	5,476	1.0%
Acquired inventory incremental costs	235	—%	1,405	0.3%

Total cost of sales	439,222	80.3%	393,289	73.5%

Gross profit	$107,912	19.7%	$141,629	26.5%

Our total gross profit decreased during the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005 primarily as a result of our decreased revenues. At the same time, our gross profit margin percentage declined due to both the lower margin product mix included in the REMEC Wireless Acquisition and the poor absorption of our manufacturing overheads due to the lower purchasing volume during the first and third quarters of fiscal 2006. Also contributing to the reduction in our gross profit percentage was a reduction in direct operator sales as a percentage of total sales, which typically have carried higher margins than our OEM based sales. Our gross profit percentage was also reduced due to increased intangible amortization costs due to the REMEC Wireless Acquisition.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine Months Ended (dollars in thousands)
Operating Expenses	October 1, 2006		October 2, 2005
Sales and marketing	$26,765	4.9%	$28,158	5.3%
Research and development	45,944	8.4%	44,542	8.3%
General and administrative	39,564	7.2%	28,403	5.3%
Intangible amortization	6,739	1.2%	5,892	1.1%
In-process research and development	—	—%	350	0.1%
Restructuring and impairment charges	21,025	3.9%	116	—%

Total operating expenses	$140,037	25.6%	$107,461	20.1%

Sales and marketing expenses decreased by $1.4 million, or 4.9%, during the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. The decrease resulted primarily from reduced personnel costs in our Swedish operations, somewhat offset by increased personnel and trade show costs in the U.S. In addition, there was no bonus accrual in the first nine months of 2006.

Research and development expenses slightly increased by $1.4 million, or 3.1%, during the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. During the first nine months of 2006, we have maintained a tight focus on cost control. Additional research and development costs associated with the REMEC Wireless Acquisition have been offset with personnel and facility consolidation as well as no bonus has been accrued during the first nine months of 2006.

General and administrative expenses increased $11.2 million, or 39.3%, during the nine months ended October 1, 2006 as compared to the nine months ended October 2, 2005. This increase was due to several factors including the REMEC Wireless Acquisition, costs incurred for documentation and testing of our internal controls over financial reporting at locations acquired in our acquisitions, expenses incurred for the implementation of our Oracle enterprise resource planning system as well as increased personnel costs, and compensation expense of approximately $2.2 million was recognized in the first nine months of fiscal year 2006 for stock options and employee stock purchase plan awards that was not recorded in the nine months of fiscal year 2005. In addition, there was no bonus accrual in the first nine months of 2006.

Amortization of customer-related intangibles, from the LGP Allgon and REMEC acquisitions, amounted to $6.7 million for the first nine months of fiscal 2006, compared to $4.3 million for the first nine months of fiscal 2005.

For the first nine months ending October 1, 2006, we recognized restructuring and impairment charges of $21.0 million. These resulted primarily from the loss of approximately $2.6 million for the sale of two facilities located in Sweden and the impairment of approximately $18.3 million in the value of the remaining facility in Sweden, which we are preparing to sell.

Other Income, Net

The following table presents an analysis of other income, net:

	Nine Months Ended (dollars in thousands)
	October 1, 2006		October 2, 2005
Interest income	$6,273	1.1%	$5,490	1.0%
Interest expense	(6,002)	(1.0)%	(5,792)	(1.0)%
Foreign currency gain, net	2,961	0.5%	801	0.1%
Other income, net	1,193	0.2%	1,335	0.2%

Other income, net	$4,425	0.8%	$1,834	0.3%

Interest income increased by $0.8 million during the nine months ended October 1, 2006 primarily due to increased short-term interest rates as compared to 2005. This was offset by $0.2 million of additional interest expense during the nine months ended October 1, 2006 primarily due to the amortization of interest expense associated with our subordinated convertible notes. We also recognized a net foreign currency gain of $3.0 million for the first nine months of 2006 due to the weaker U.S. dollar versus most major currencies.

Provision for (Benefit From) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of net operating loss carryforwards that were fully reserved in the U.S. and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax benefit at the rate of 25% during the nine months ended October 1, 2006 as compared to 10.0% for the nine months ended October 2, 2005. Given the global scope of our worldwide operations and the difficulty in predicting and, thereafter, realizing our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) from continuing operations to net income (loss):

	Nine Months Ended (dollars in thousands)
	October 1, 2006	October 2, 2005
Operating income (loss) from continuing operations	$(32,125)	$34,168
Other income, net	4,425	1,834

Income (loss) from continuing operations before income taxes	(27,700)	36,002
Provision for (benefit from) income taxes	(6,836)	3,499

Income (loss) from continuing operations	(20,864)	32,503
Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	2,107	(1,013)
Loss on sale of subsidiary	(25,271)	—

Total discontinued operations, net of tax	(23,164)	(1,013)

Net income (loss)	$(44,028)	$31,490

Our net loss from continuing operations for the nine months ended October 1, 2006 of $20.9 million compared to a net income of $32.5 million for the nine months ended October 2, 2005. The decrease in net income during the first nine months of fiscal 2006 as compared to the first nine months of fiscal 2005 is primarily the result of lower gross margins due to the REMEC Wireless Acquisition, delayed production and shipments during the third quarter of 2006, poor manufacturing overhead absorption, and the impairment costs of the Swedish facilities along with the slower than anticipated revenue growth in 2006.

Discontinued Operations

During the third quarter of 2006, Powerwave received an offer for the purchase of Arkivator Falköping AB, it’s wholly-owned subsidiary. Arkivator consists of Powerwave’s entire contract manufacturing segment. Powerwave’s Board of Directors accepted the offer with the sale being completed on September 29, 2006. The sales price was approximately $27.1 million, which includes the repayment of certain indebtedness. The sales price was received in cash at closing with the exception of $1.5 million due and payable in three equal installments of $500,000 on September 30, 2007, 2008 and 2009. The sale resulted in a loss of $25.3 million. There is no tax benefit associated with this capital loss under Swedish tax law. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from Powerwave’s continuing operations for all reporting periods presented.

For the third quarter of fiscal 2006, Powerwave classified the contract manufacturing segment as a discontinued operation as a result of the sale of the business. For operating segment reporting, the contract manufacturing business was previously reported as a separate operating segment.

Summarized financial information for discontinued operations is set forth below:

	Three Months Ended		Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
Net sales	$11,644	$9,831	$35,736	$31,418
Income (loss) from discontinued operations (net of tax of $888 for the three and nine months ended October 1, 2006 and $0 for the three and nine months ended October 2, 2005, respectively)	115	(383)	2,107	(1,013)
Loss on sale of subsidiary (net of tax of $1,382 for the three and nine months ended October 1, 2006)	(25,271)	—	(25,271)	—

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances and funds expected to be generated from future operations. As of October 1, 2006, we had working capital of $423.5 million, including $236.3 million in unrestricted cash and cash equivalents as compared to working capital of $361.5 million at October 2, 2005, which included $217.8 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

As a note, on October 15, 2006 we completed the Filtronic Wireless Acquisition. As part of the purchase price, we paid $185 million in cash to Filtronic plc.

Cash Flows

The following table summarizes our cash flows for the nine months ended October 1, 2006 and October 2, 2005:

	Nine Months Ended (dollars in thousands)
	October 1, 2006	October 2, 2005
Net cash provided by (used in):
Operating activities	$(37,202)	$(2,140)
Investing activities	27,912	66,994
Financing activities	8,995	7,425
Effect of foreign currency translation on cash and cash equivalents	4,114	(1,887)

Net increase in cash and cash equivalents	$3,819	$70,392

Net cash used in operations during the nine months ended October 1, 2006 was $37.2 million as compared to $2.1 million of net cash used in operations during the nine months ended October 2, 2005. The increase in cash used in operations during the first nine months of fiscal 2006 is primarily due to the net operating loss for the period coupled with higher inventory and reduced accounts payable and other accrued expenses partially offset by a decrease in accounts receivable.

Net cash provided by investing activities during the first nine months of fiscal 2006 was $27.9 million as compared to net cash provided by investing activities of $67.0 million during the first nine months of 2005. The larger amount in the first nine months of 2005 primarily reflects maturities of short-term investments of $135.2 million related to our decision to cease investments in short-term auction rate securities. In addition, during the first nine months of fiscal 2006, we generated $19.1 million from the disposition of our Philippines operations and $24.7 million from the sale of Arkivator and spent $7.4 million for an acquisition. Total capital expenditures during the nine months ended October 1, 2006 and October 2, 2005 were approximately $10.4 million and $25.6 million, respectively. The majority of the capital spending during such periods related to computer software and hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $2.0 million and $5.0 million, consisting of test and production equipment.

The $9.0 million in net cash provided by financing activities during the nine months ended October 1, 2006 and $7.4 million during the nine months ended October 2, 2005 resulted from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances and unused revolving credit facility established October 13, 2006. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

Financing Activities

Effective November 10, 2004, we completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 to Deutsche Bank Securities, Inc. and raised approximately $154.2 million in net proceeds after the deduction of debt issuance costs and the repurchase of $40.0 million or 5,050,505 shares of our Common Stock. The notes are convertible into the Common Stock of Powerwave at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The notes mature in 2024. Powerwave may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of Powerwave’s Common Stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by Powerwave at any time after November 21, 2011 without any restriction related to the trading price of our Common Stock. Holders of the notes may require Powerwave to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

On October 13, 2006, we entered into a Credit Agreement by and among Powerwave, the Lenders party thereto from time to time, Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent.

The Credit Agreement provides for a $75 million Revolving Credit Facility which includes a $10 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for multicurrency borrowings in Euro, Sterling, Yen and Swedish Krona. We may increase the size of the Revolving Credit Facility on a one-time basis by an amount not exceeding $25 million, subject to certain restrictions. The obligations under the Credit Agreement are guaranteed by Powerwave Wireless, Inc. and secured by substantially all present and future assets and properties of Powerwave and Powerwave Wireless, Inc. other than real property and certain capital stock of foreign subsidiaries. The obligations under the Credit Agreement are also secured by a pledge of 65% of the capital stock of Powerwave Technologies Sweden AB. The Credit Agreement requires us to maintain certain financial covenants, including leverage and fixed charge coverage ratios as well as a minimum unrestricted cash balance.

The Revolving Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 1, 2008, which maturity date may be extended from time to time by one year with the consent of all of the Lenders. Under the terms of the Credit Agreement, the principal amount outstanding under the Revolving Credit Facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.125% and 1.625% or (ii) Comerica Bank’s prime rate, at the election of Powerwave, subject to specified restrictions. The Revolving Credit Facility will be subject to payment of a facility fee of 0.25% per annum of the aggregate commitments under the Revolving Credit Facility, regardless of usage, an adjustable letter of credit fee of between 1.125% and 1.625% per annum with respect to outstanding standby letters of credit and certain fronting and other fees in connection with the issuance and amendment of standby letters of credit.

We expect to have the proceeds of the Revolving Credit Facility available for working capital, to finance acquisitions and for other general corporate purposes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under

“Contractual Obligations and Commercial Commitments.” As of October 1, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At October 1, 2006, we had $330.0 million of long-term debt, consisting of our outstanding $130.0 million 1.25% convertible subordinated notes due July 2008 and our $200.0 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for additional information.

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

As of October 1, 2006, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$9,125	$137,500	$250,625	$402,625
Capital lease obligations	294	—	—	—	294
Operating lease obligations	5,858	4,407	2,703	1,434	14,402
Purchase commitments with contract manufacturers	107,347	—	—	—	107,347
Other commitments	44,880	—	—	—	44,880
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$163,754	$13,532	$140,203	$252,059	$569,548

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

All stock option grants and awards to our executive officers and vice presidents are made after a review by, and with the approval of, either the Compensation Committee of the Board of Directors or the entire Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on the Nasdaq Stock Market. Our executive officers include Bruce C. Edwards, Executive Chairman of the Board, Ronald J. Buschur, President and Chief Executive Officer; Kevin T. Michaels, Chief Financial Officer and Secretary; and Robert J. Legendre, Senior Vice President, Global Operations. See the “Compensation Committee Report On Executive Compensation” appearing in our Annual Proxy Statement for further information concerning our policies and procedures regarding the use and issuance of stock options.

During the nine months ended October 1, 2006, we granted options to purchase a total of 2,001,500 shares of Common Stock to employees. After deducting 746,502 shares for options forfeited, the result was a net option granted of 1,254,998. Net options granted during the nine months ended October 1, 2006 represented 1.1% of our total outstanding common shares of 112,361,439 as of October 1, 2006. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Nine Months Ended October 1, 2006	Year Ended January 1, 2006	Year Ended January 2, 2005
Net grants (forfeitures) during the period as a % of total outstanding common shares	1.1%	(0.4)%	0.2%
Grants to executive officers during the period as a % of total options granted during the period	28.0%	—%	46.8%
Grants to executive officers during the period as a % of total outstanding common shares	0.5%	—%	0.8%
Cumulative options held by executive officers as a % of total options outstanding	33.4%	30.5%	26.7%

At October 1, 2006, a total of 8,223,214 options were available for grant under all of our option plans and a total of 56,627 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the nine months ended October 1, 2006:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at January 1, 2006	7,142,723	$2.19 – $67.08	$10.63	5,053,466	$12.08
Granted	2,001,500	$7.01 – $14.28	$7.67
Exercised	(1,056,886)	$1.33 – $12.87	$6.80
Canceled	(746,502)	$1.56 – $61.67	$16.41

Balance at October 1, 2006	7,340,835	$2.19 – $67.08	$9.78	4,208,541	$11.45

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of October 1, 2006. For purposes of this table, in-the-money stock options are those options with an exercise price less than $7.60 per share, the closing price of Powerwave Common Stock on September 29, 2006, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $7.60 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	2,453,981	$5.32	2,506,050	$7.04	4,960,031
Out-of-the-Money	1,754,560	$20.03	626,244	$9.57	2,380,804

Total Options Outstanding	4,208,541	$11.45	3,132,294	$7.54	7,340,835

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the nine months ended October 1, 2006, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of October 1, 2006. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at October 1, 2006		Value of Unexercised In-the-Money Options at October 1, 2006(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	50,000	$430,345	200,000	120,000	$438,000	$15,600
Ronald J. Buschur	—	$—	754,166	345,834	$649,790	$319,210
Kevin T. Michaels	25,000	$264,887	397,270	231,980	$830,731	$273,940
Robert J. Legendre	60,000	$495,000	173,020	231,980	$264,426	$276,174

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $7.60, the Company’s closing Common Stock price reported by Nasdaq on September 29, 2006, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of October 1, 2006, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by shareholders	7,540,835	$9.78	8,223,214
Not approved by shareholders	—	—	—

Total	7,540,835	$9.78	8,223,214

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At October 1, 2006, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 72% of our net sales during the nine months ended October 1, 2006, 64% of our fiscal 2005 net sales, 71% of our fiscal 2004 net sales and 46% of our fiscal 2003 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we are regularly required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at October 1, 2006, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of October 1, 2006, we had cash equivalents of approximately $242.3 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.3 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during the last year, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at October 1, 2006, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Powerwave and its consolidated subsidiaries is made known to the officers who certify the Company's financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s annual and periodic SEC filings.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first nine months of fiscal 2006 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

We sell most of our products to a small number of customers, and we expect that this will continue. For the nine months ended October 1, 2006, sales to Nokia accounted for approximately 23% of net sales and sales to Siemens accounted for 10% or more of our net sales. For fiscal year 2005, Cingular Wireless accounted for approximately 16% of our net sales and Nokia accounted for 10% or more of our net sales. During the first nine months of 2006, our direct sales to Cingular Wireless significantly declined when compared to 2005 and such decline contributed to our operating loss and reduced financial performance for the first nine months of fiscal 2006. We have also projected that our business with Cingular Wireless will continue to be depressed, which will have negative effect on our future revenue and operating performance. In addition, Nokia and Siemens have announced plans to combine their wireless businesses which will increase the combined entity as a percentage of our business. This combined entity will be a significant percentage of our business and any decline in this business would have an adverse impact on our business and results of operations. We currently anticipate that both Nokia and Siemens will significantly reduce their demand during the fourth quarter of 2006 as they prepare for the combination of their wireless infrastructure businesses. We expect that this reduction will have a negative impact on our business and results of operations for the fourth quarter of 2006. Our future success is dependent upon the continued purchases of our products by a small number of customers and any fluctuations in demand from such customers could negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one customer could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	direct competition should a customer decide to increase its level of internal designing and/or manufacturing of wireless communication network products; and

•	concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

We may incur unanticipated costs as we complete the integration of our business with businesses we recently acquired.

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon Holding AB on September 2, 2005, we completed the REMEC Wireless Acquisition and on October 15, 2006, we completed the Filtronic Wireless Acquisition. These acquisitions involve the integration of companies and operations, many of which are based in different countries that previously have operated independently. This is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon, REMEC Wireless and Filtronic Wireless, and as a result, we may not successfully integrate these operations with our own in a timely manner, or at all. We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our results of operations. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the acquisitions, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of these acquisitions relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of these businesses.

In addition, the acquisitions of LGP Allgon, REMEC’s Wireless business and Filtronic’s Wireless Systems business are the largest acquisitions we have completed and the complex process of integrating these businesses requires significant resources. We have incurred and will continue to incur significant costs and commit significant management time in integrating these operations, information, communications and other systems and personnel, among other items. The integration of these businesses has resulted and will continue to result in cash outflows related to the integration process, such as:

•	additional restructuring costs, including the closure of facilities and personnel severance costs;

•	fees and expenses of professionals and consultants involved in completing the integration process;

•	settling existing liabilities of the acquired businesses; and

•	integrating and converting technology and manufacturing systems as well as bills of material; and

•	integrating personnel.

We have begun the process of implementing a new worldwide enterprise resource planning system and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our systemic internal controls.

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the implementation phase and intend to convert the remainder of our enterprise resource planning systems, excluding the Filtronic wireless operations, during the next three months to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. During the third quarter of 2006, we encountered delays in our conversion of our European operations. These delays coupled with production transfer issues, resulted in delayed production and less revenues which negatively impacted our results in the same quarter. While we have put plans in effect to finish the conversion process, these delays will have a negative impact on our operating costs. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Since we have encountered unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our

Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year. In addition, we have not yet begun the planning process to convert the enterprise resource planning system of the Filtronic Wireless Business.

We have previously experienced significant reductions in demand for our products, by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues increased during fiscal year 2005 and the first nine months of 2006, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During the first nine months of 2006, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator, Cingular Wireless. As a result of this reduction and general slowness in the wireless infrastructure marketplace during the third quarter of fiscal 2006, our revenues decreased to $145.8 million in the third quarter of fiscal 2006 from $208.0 million in the third quarter of 2005. These types of reductions in overall market demand had a negative impact on our results of operations.

During fiscal 2005 and 2006, we experienced a significant reduction in demand from Nortel. While during 2005 we were able to offset this reduction with demand from other customers, we cannot guarantee that we will be able to continue to generate new demand to offset reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The average sales price for our radio frequency power amplifier products declined by between 1% to 27% from fiscal 2004 to fiscal 2005. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come primarily from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003 and again in the first nine months of fiscal 2006. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators begin to delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

Our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business and of Filtronic’s Wireless Infrastructure business, as well as future acquisitions, or strategic alliances, may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

On September 2, 2005, we completed the REMEC Wireless Acquisition. On October 15, 2006, we completed the Filtronic Wireless Acquisition. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities. In addition to the REMEC Wireless Acquisition and the Filtronic Wireless Acquisition, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions subject us to numerous risks, including the following:

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

As part of our manufacturing strategy, we utilize contract manufacturers in China, Singapore and Thailand. We also maintain our own manufacturing operations in China, Costa Rica, Hungary, and Estonia, as well as limited capability in the United States. We sold our Philippines manufacturing facility to one of our contract manufacturers in March 2006.

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

In February 2006, the Philippines experience a failed coup to overturn the existing government, which prompted the government to declare a state of emergency. While the state of emergency was eventually lifted, this highlights some of the political risks of relying upon manufacturing operations in this location. In September 2006, Thailand experienced a military coup which overturned the existing government. We are not able to currently estimate what the long-term impact of this coup will have on our operations in Thailand. If there were to be future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our operations and financial results.

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

For the nine months ended October 1, 2006, and fiscal years 2005, 2004, and 2003, international revenues (excluding North American sales) accounted for approximately 72%, 64%, 71%, and 46% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended January 1, 2006, the price of our Common Stock ranged from a high of $13.92 to a low of $4.54. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations of future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors;

•	increases in the number of shares of our common stock outstanding; and

•	changes in the wireless industry.

In addition, the increase in the number of shares of our outstanding Common Stock due to the Filtronic Wireless Acquisition adds 17.7 million shares in addition to the potential conversion of our outstanding convertible debt instruments would add approximately 30.4 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

Possible Goodwill Impairment

If our common stock continues to trade at current low levels, it is possible that in the near future an indicator of impairment of our goodwill may exist and we may need to recognize an impairment in our goodwill. Such an impairment could result in a significant loss for the period in which such impairment occurs. In addition, our acquisition of Filtronic’s Wireless Infrastructure Division business has an initial accounting value of $352.9 million, which reflects a purchase price that includes $185 million in cash and 17.7 million shares of our Common Stock valued at an average price of $9.22 per share based on the average closing price for three days before and after our announcement of the Filtronic Wireless Acquisition in June 2006. Since that date our stock has declined significantly. On Oct 13, 2006, the last trading day prior to the close of the Filtronic Wireless Acquisition, our stock closed at $6.28 per share. Based solely on the change in stock price, there may be an impairment of goodwill associated with the Filtronic Wireless Acquisition which could result in a significant loss in the fourth quarter of 2006.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

In conjunction with the acquisition of Filtronic’s Wireless Infrastructure business, we paid $185 million to Filtronic, significantly reducing our cash balance. In association with the acquisition, we have entered into a new $75 million revolving credit agreement. While this agreement gives us an additional source of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses and managing the worldwide aspects of our company, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $330.0 million of outstanding convertible debt that we issued in 2003 and 2004. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel, Ericsson, Motorola, Nokia, Nortel, Samsung and Siemens. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management's assessment of the effectiveness of internal control over financial reporting under Section 404. Management's assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 2 are newly effective, some of the judgments will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. In addition, we have begun the process of replacing our enterprise resource planning system and such system replacement during fiscal 2006 may create unanticipated delays in completing the documentation and testing requirements of Section 404. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management's report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
10.56	Share Purchase Agreement between LGP Allgon Holding AB and IGC Industrial Growth Company AB dated September 29, 2006.

10.57	Credit Agreement by and among the Powerwave Technologies, Inc., the Lenders party thereto from time to time (the “Lenders”), Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent dated October 13, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2006

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer