Form 10-K
period 2006-12-31
POWERWAVE TECHNOLOGIES INC
filed 2007-03-06
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.0001 Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

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

As of July 2, 2006, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1,000,786,994 computed using the closing price of $9.12 per share of Common Stock on June 30, 2006, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 23, 2007 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 130,201,727.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended of December 31, 2006 are incorporated by reference into Part III of this report.	III (Items 10, 11, 12, 13, 14)

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon and REMEC, Inc.’s Wireless Systems Businesses (“REMEC Wireless”) and the Wireless Infrastructure Division Business of Filtronic plc (“Filtronic Wireless”), restructuring charges, the completion of integration activities related to LGP Allgon, REMEC Wireless and Filtronic Wireless and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in under Part I, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

General

Powerwave Technologies, Inc. (“Powerwave” or the “Company” or “our” or “we”) was incorporated in Delaware in January 1985, originally under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture and marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to network operators), and directly to individual wireless network operators for deployment into their existing networks.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended December 31, 2006 (“fiscal 2006”), our largest customer was Nokia, who accounted for approximately 21% of our net sales. Our next largest customer in fiscal 2006, Siemens, accounted for approximately 13% of our net sales. These two customers have proposed to form a new joint venture company consisting of both companies wireless infrastructure divisions. During the fourth quarter of 2006, these two customers significantly reduced their purchases of our products due to what we believe is an effort to minimize their inventory levels prior to the completion of their proposed joint venture. This reduction had a negative impact on our business and results of operations. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market...” under Part I, Item 1A, “Risk Factors.”

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless base station equipment purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2006 we experienced significant reductions in demand from Cingular Wireless, Nokia and Siemens, which had an adverse effect on our business and results of operations. We have also previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002 that had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, “Risk Factors.”

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures and consolidation within the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions, reduce our overhead costs as well as our operating expenses and develop new products that incorporate advanced features that may generate higher gross margins. See “Our success is tied to the growth of the wireless services communications market…; and Our average sales prices have declined…” under Part I, Item 1A, “Risk Factors.”

Significant Business Developments in Fiscal 2006

On September 29, 2006 we completed the sale of Arkivator Falköping AB (“Arkivator”), a wholly-owned subsidiary. Arkivator consisted of all of our contract manufacturing segment. Therefore, with its sale, our contract manufacturing segment is classified as discontinued operations and the results of operations of this segment are removed from our continuing operations for all periods presented (see Note 18 of the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

On October 13, 2006, we entered into a Credit Agreement with the Lenders party thereto from time to time, Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent (the “Credit Agreement”). The Credit Agreement was amended in February 2007 with an effective date of December 31, 2006 (see Note 10 of the Notes to Consolidated Financial Statement under Part II, Item 8, “Financial Statements and Supplementary Data”).

The Amended Credit Agreement provides for up to a $75 million revolving credit facility (the “Revolving Credit Facility”), which includes a $10 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for multicurrency borrowings in Euro, Sterling, Yen and Swedish Krona. The obligations under the Amended Credit Agreement are guaranteed by Powerwave Wireless, Inc. and secured by substantially all present and future assets and properties of the Company, its subsidiaries and Powerwave Wireless Inc. The obligations under the Amended Credit Agreement are also secured by a pledge of 65% of the capital stock of Powerwave Technologies Sweden AB. The Amended Credit Agreement requires the Company to maintain certain financial covenants, including liquidity ratio, minimum EBITDA and accounts receivable borrowing base.

On October 15, 2006, we completed the acquisition of the Wireless Infrastructure Division business of Filtronic plc, which consisted of acquiring all the outstanding voting securities of Filtronic (Overseas Holdings) Limited and substantially all of the assets of Filtronic Comtek (UK) Limited, each such entity a wholly-owned subsidiary of Filtronic plc, a company registered in England and Wales (such transaction, the “Filtronic Wireless Acquisition”). The purchase price consisted of $185 million in cash and 17.7 million shares of our Common Stock valued at $163.1 million based on the average closing price of $9.22 per share for three days before and after the announcement of the acquisition on June 12, 2006 (see Note 17 of the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

Industry Segments and Geographic Information

Powerwave operates in one reportable business segment: “Wireless Communications.” All of our revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. Our products are sold globally and produced in multiple locations.

On September 29, 2006, we sold our Arkivator subsidiary which consisted of our entire contract manufacturing segment. Consequently, our contract manufacturing segment is now classified as a discontinued operation and the results of this segment are removed from continuing operations for all reporting periods (see Note 18 of the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

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

Markets

As a global supplier of end-to-end wireless solutions for wireless communications networks, our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

Our business depends upon the worldwide demand for wireless communications and the resulting requirements for infrastructure spending by wireless network operators to support such demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2G, 2.5G or 3G networks. These wireless networks utilize common transmission protocols including Code Division Multiple Access or CDMA, Time Division Multiple Access or TDMA, and Global System for Mobile or GSM, all of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA2000 and CDMA EV/DO.

The newest generation of wireless voice and data transmission protocols is commonly referred to as 3G. These next generation transmission protocols provide significantly higher data rate transmissions, with significant additional voice capacity and the ability to transmit high capacity information, such as video and web access. The major 3G transmission protocol is known as Wideband Code Division Multiple Access or WCDMA. This protocol is being utilized in the next generation of GSM networks, which are referred to as Universal Mobile Telecommunication Systems or UMTS.

Principal Product Groups

Our wireless communications business segment is divided into the following product groups:

Antenna Systems

This product group includes base station antennas and tower mounted amplifiers. Powerwave offers an extensive line of base station antennas which cover all major radio frequency bands including the cellular, PCS and 2100 MHz bands. Our products also support all major wireless transmission protocols. Our base station antenna products include single, dual and triple-band solutions based on proprietary technology in a variety of sizes. Powerwave also offers remote adjustable electrical tilt antennas which provide remote control and monitoring capabilities.

We also manufacture a full line of tower mounted amplifiers which improve wireless network performance by filtering and amplifying as close as possible to the receiving antenna, thus significantly reducing signal loss and noise. Our tower mounted amplifier products cover all major wireless frequency ranges and transmission protocols.

Base Station Subsystems

This product group includes products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers, outdoor cabinets and radio transceivers.

We offer both single and multi-carrier radio frequency power amplifiers for use in cellular networks, including ultra-linear multi-carrier radio frequency power amplifiers for CDMA, cdma2000, TDMA and GSM digital cellular systems as well as analog systems utilizing AMPS and TACS protocols. We also offer both single and multi-carrier radio frequency power amplifiers for use in PCS networks that operate in the international DCS-1800 frequency (1800 MHz) and the United States PCS band at 1900 MHz and multi-carrier radio frequency power amplifiers for 3G UMTS networks operating at 2100 MHz. Typical system applications include CDMA, CDMA 2000, W-CDMA, TDMA, and GSM protocols with output power ranging from 10 to 180 Watts.

We also produce filters which can improve the signal transmission for both up and down link as well as help to reduce out of band performance. Our filters cover various wireless frequencies, including cellular, PCS and 2100 MHz. Along with filters we also provide radio frequency power combiners which allow for the connecting of multiple radio frequency power signals.

We also provide a range of integrated radio solutions. These integrated radio solutions offer new alternative approaches to providing lower cost base station solutions. One current product offering is the digital remote radio head, which provides operators the ability to partition the radio transceiver, power amplifier and duplexer in a remote chassis, which can then be co-located near the antenna to minimize signal loss over the traditional antenna path. The digital radio head utilizes base band (I/Q) signals from the output of the modem via fiber optic cables which offer improved performance over distance versus traditional cable. This next generation technology offers significant potential cost reduction opportunities and we have been publicly recognized as a leading innovator in this product segment.

Coverage Solutions

This product group consists primarily of distributed antenna systems, repeaters and advanced coverage solutions. Our distributed antenna systems solutions provide the equipment to co-locate multiple wireless operators on multiple frequency bands within a single location, while allowing each operator to maintain full control over parameters critical to their network performance. These systems are custom designed by us for convention centers, airports, transportation centers, dense urban business districts and business campuses. These custom designed antenna systems are designed to be readily connected to base station equipment, thereby reducing installation costs.

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

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Alcatel/Lucent, Ericsson, Huawei, Motorola, NEC, Nokia, Nortel, Samsung and Siemens. We also sell our products to operators of wireless networks, such as ALLTEL Corporation, Cingular Wireless, Orange, O2, Sprint, T-Mobile, Vodafone and Verizon Wireless.

For fiscal 2006, our largest customer, Nokia, accounted for approximately 21% of our net sales. Our next largest customer in fiscal 2006, Siemens, accounted for approximately 13% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. We experienced a significant reduction in demand during 2006 by Cingular Wireless and by Nokia and Siemens in the fourth quarter of 2006, which both contributed to a significant negative impact on our business and results of operations. These reductions and losses highlights this risk in our business. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, “Risk Factors.”

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

International sales (excluding North American sales) of our products approximated 72%, 64%, and 71% of net sales for the fiscal years ended December 31, 2006, January 1, 2006, January 2, 2005, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions, such as the economic downturn in the South Korean and Asian markets in 1998 and the Brazilian market during 1999. Since a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to such customers. See “Our future success is dependent upon our ability to compete globally…” under Part I, Item 1A, “Risk Factors.”

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We, along with our contract manufacturers, perform warranty obligations and other maintenance services for our products in the U.S., Sweden, Estonia, Hungary, Finland, China, and at our contract manufacturing locations.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support new transmission protocols, including EDGE and third generation protocols such as W-CDMA, HSDPA, TD-SCDMA and CDMA2000. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 696 people as of December 31, 2006. Expenditures for research and development approximated $71.2 million in 2006, $61.0 million in 2005, and $47.2 million in 2004. See “The wireless communications infrastructure equipment industry is extremely competitive...; and if we are unable to hire and retain highly qualified technical and managerial personnel…” under Part I, Item 1A, “Risk Factors.”

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

Our current competitors include Andrew Corporation, Comba Telecom, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation and Radio Frequency Systems. We also compete with a number of other foreign and privately held companies throughout the world, subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Alcatel/Lucent, Ericsson, Huawei, Motorola, Nokia, Nortel and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

Our success depends in large part upon the rate at which wireless infrastructure original equipment manufacturers incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of various infrastructure components is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Ericsson, Motorola, Nokia and Samsung. In addition, most large wireless infrastructure original equipment manufacturers maintain internal design capabilities that may compete directly with our products and our own designs. Many of our customers internally design and/or manufacture their own components rather than purchase them from third-party vendors such as Powerwave. Many of our customers also continuously evaluate whether to manufacture their own components or whether to utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design products in an attempt to replace products sold by us. We believe that this practice will continue. In the event that a customer manufactures or designs their own products, such customer could reduce or eliminate their purchase of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell such products externally to other manufacturers, thereby competing directly with us. If, for any reason, our customers decide to produce their products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

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

Backlog

Our six-month backlog of orders on December 31, 2006 was estimated at $86.5 million as compared to approximately $63.5 million on January 1, 2006. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Our backlog does not reflect our expectations of future orders and has not been an appropriate measure of our future revenue. This is due to the fact that the majority of our customers do not place long lead time orders for our products.

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

We operate both company-owned manufacturing locations as well as utilize contract manufacturers for a significant percentage of our manufacturing activities. We currently have owned manufacturing operations in China, Estonia, Hungary, Finland, Sweden and the United States. In addition, we utilize contract manufacturers in Asia and the United States. In March 2006, we sold our manufacturing facility located in the Philippines to one of our contract manufacturing suppliers. In December 2006 we closed our manufacturing facility in Costa Rica and we began the process of closing our Shanghai and Wuxi, China manufacturing locations.

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

Our manufacturing, production and design operations are ISO 9001, ISO 14001, TL-9000 and TickIT-5 certified. ISO refers to the quality model developed by the International Organization for Standardization. TL refers to the set of quality system requirements that are specific to the telecommunications industry. TickIT refers to the set of quality standards that are specific to the software industry. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many customers require that their suppliers purchase components only from subcontractors that are ISO certified. The manufacturing facilities acquired as part of the Filtronic Wireless Acquisition are ISO 9001 and ISO 14001 certified. We require that all of its contract manufacturers maintain ISO and/or TL certifications.

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

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We currently own approximately 163 U.S. patents and approximately 261 foreign patents, and we have filed applications for over 45 additional U.S. patents and over 105 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 31, 2006, Powerwave had 4,223 full and part-time employees, including 2,747 in manufacturing, 306 in quality, 696 in research and development, 186 in sales and marketing and 288 in general and administration. We believe that we have good relations with our employees.

Contract Personnel

Powerwave also utilizes contract personnel hired from third party agencies. As of December 31, 2006, we were utilizing approximately 828 contract personnel, primarily in our manufacturing operations.

ITEM 1A.	RISK FACTORS

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the fiscal year ended December 31, 2006, sales to Nokia accounted for approximately 21% of net sales and sales to Siemens accounted for 13% of our net sales. Nokia and Siemens, who announced in 2006 their plan to combine their wireless business in 2007, accounted for approximately 34% of our revenues in 2006. For fiscal year 2005, Cingular Wireless accounted for approximately 16% of our net sales and Nokia accounted for approximately 14% of our net sales. During fiscal year 2006, our direct sales to Cingular Wireless significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal 2006. During the fourth quarter of 2006, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss for 2006. In addition, Nokia and Siemens have announced that their planned combination is to be delayed until at least the end of the first quarter of 2007. This combined entity is a significant percentage of our business and any continued decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia/Siemens, Cingular Wireless, and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon Holding AB. On September 2, 2005, we completed the REMEC Wireless Acquisition and on October 15, 2006, we completed the Filtronic Wireless Acquisition. All of these acquisitions involve the integration of companies and operations, many of which are based in different countries that previously operated independently. This is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon, REMEC Wireless and Filtronic Wireless, and as a result, we may not successfully integrate these operations with our own in a timely manner, or at all. We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our results of operations. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the acquisitions, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of these acquisitions relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of these businesses.

In addition, the recent acquisition of Filtronic’s Wireless Systems business is one of the largest acquisitions we have undertaken and the complex process of integrating this business requires significant resources. We have incurred and will continue to incur significant costs and commit significant management time in integrating this operation, information, communications and other systems and personnel, among other items. The integration of this business has resulted and will continue to result in cash outflows related to the integration process, such as:

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

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the implementation phase and have converted the majority of the existing Powerwave operations to the Oracle system. With the Filtronic Wireless Acquisition, we are now planning the conversion of the Filtronic systems and intend to convert the Filtronic enterprise resource planning systems during fiscal 2007 to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. During the third quarter of 2006, we encountered delays in our conversion of our European operations. These delays coupled with production transfer issues, resulted in delayed production and less revenues which negatively impacted our results in the same quarter. While we have implemented our plans to finish the conversion process, these delays did have a negative impact on our operating costs. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005 and 2006, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During fiscal 2006, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, in the fourth quarter of 2006, when we acquired Filtronic Wireless, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic Wireless businesses. As a result of this reduction and general slowness in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $258.7 million in the fourth quarter of 2005. These types of reductions in overall market demand had a negative impact on our business and results of operations.

During fiscal 2005 and 2006, we also experienced a significant reduction in demand from Nortel. We cannot guarantee that we will be able to continue to generate new demand to offset reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G, or next generation service based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. The continuation of any delays in development of 3G networks will result in reduced demand for our products which will have a material adverse effect on our business.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of any obligation by our customers to purchase their forecasted demand for our products;

•	cost associated with restructuring activities, including severance, inventory obsolence and facility closure costs;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	cost associated with consolidating acquisitions;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs; and

•	discounts given to certain customers for large volume purchases.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. In addition, the consolidation of original equipment manufacturers such as Alcatel/Lucent and Nokia/Siemens is concentrating their purchasing power at the surviving entities, which is placing further pricing pressures on the products we sell to such customers. We may be forced to further reduce our prices to such customers, which would have a negative impact on our business and results of operations. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The average sales price for our products declined by between 2% to 12% from fiscal 2005 to fiscal 2006. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003 and again in fiscal 2006. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

Our acquisition of Filtronic’s Wireless Infrastructure Division business, as well as future acquisitions, or strategic alliances, may present risks, and we may be unable to achieve the financial and strategic goals intended at the time of any acquisition or strategic alliance.

On October 15, 2006, we completed the Filtronic Wireless Acquisition. In the past, we have acquired and made investments in other companies, products and technologies and entered into strategic alliances with other companies. We continually evaluate these types of opportunities. In addition to the Filtronic Wireless Acquisition, we may acquire or invest in other companies, products or technologies, or we may enter into joint ventures, mergers or strategic alliances with other companies. Such transactions subject us to numerous risks, including the following:

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

As part of the Filtronic Wireless Acquisition, we are purchasing certain components from Filtronic plc for use in certain products included in the acquisition. Filtronic plc is a sole source of these components. If we were unable to obtain such components, we would have to redesign certain products and find an alternative source of supply, which would likely increase our costs and have a negative impact on our business and results of operations. We may also be subject to penalties if we could not find a timely replacement if we were unable to meet customer delivery requirements.

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

We sold our Philippines manufacturing facility to Celestica. If we do not maintain certain volumes of production with Celestica, we could be adversely affected.

On March 10, 2006, we sold our manufacturing facility in the Philippines to Celestica. As part of this sale, we have committed to buy products from Celestica manufactured in the Philippines facility. If we do not maintain certain production levels with Celestica, we could be adversely impacted and required to pay certain penalties for failing to reach certain production volumes. Such failure could have a negative impact on our operating results.

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

As part of our manufacturing strategy, we utilize contract manufacturers in China, Philippines, Singapore and Thailand. We also maintain our own manufacturing operations in China, Hungary, Finland and Estonia, as well as limited capability in the United States. We closed our Costa Rica manufacturing facility in December 2006.

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

For fiscal years 2006, 2005, and 2004, international revenues (excluding North American sales) accounted for approximately 72%, 64%, and 71% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

•

compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including dealings with unionized labor pools in Europe and in Asia;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorists attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States and the rest of the world; and

•	political or civil turmoil.

Any failure on our part to manage these risks effectively would seriously reduce our competitiveness in the wireless infrastructure marketplace.

Protection of our intellectual property is limited.

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with certain employees and our suppliers, as well as limit access to and distribution of our proprietary information. We have an ongoing program to identify and file applications for U.S. and other international patents.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 31, 2006, the price of our Common Stock ranged from a high of $15.76 to a low of $5.87. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations of future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors;

•	lawsuits attempting to allege misconduct by the Company and its officers;

•	increases in the number of shares of our common stock outstanding; and

•	changes in the wireless industry.

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

Possible Goodwill Impairment

If our revenues do not grow or reach anticipated levels or if our common stock continues to trade at current low levels, it is possible that in the near future an indicator of impairment of our goodwill may exist and we may need to recognize an impairment in our goodwill. A large portion of the value of the Company is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. Such an impairment could result in a significant loss for the period in which such impairment occurs. In addition, our acquisition of Filtronic’s Wireless Infrastructure Division business has an initial accounting value of $352.9 million, which reflects a purchase price that includes $185 million in cash and 17.7 million shares of our Common Stock valued at an average price of $9.22 per share based on the average closing price for three days before and after our announcement of the Filtronic Wireless Acquisition in June 2006. Since that date our stock has declined significantly. On October 13, 2006, the last trading day prior to the close of the Filtronic Wireless Acquisition, our stock closed at $6.28 per share. On February 27, 2007, our stock closed at $5.28 per share.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

In conjunction with the acquisition of Filtronic’s Wireless Infrastructure business, we paid $185 million to Filtronic, significantly reducing our cash balance. In association with the acquisition, we have entered into a $75 million revolving credit agreement. While this agreement gives us an additional source of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund current operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses and managing the worldwide aspects of our company, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $330.0 million of outstanding convertible debt that we issued in 2003 and 2004, of which $130.0 million is due in July 2008. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel/Lucent, Ericsson, Motorola, Nokia, Nortel, Samsung and Siemens. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

Pursuant to rules adopted by the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent registered public accounting firm to audit management’s report.

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

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management will be unable to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. In addition, we have begun the process of replacing our enterprise resource planning system and such system replacement during fiscal 2007 may create unanticipated delays in completing the documentation and testing requirements of Section 404. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

Our corporate headquarters and a large portion of our U.S. based research and development operations are located in the State of California in regions known for seismic activity. In addition, we have production facilities and have outsourced some of our production to contract manufacturers in Asia, another region known for seismic activity. A significant natural disaster, such as an earthquake in either of these regions, could have a material adverse effect on our business, operating results and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet
Santa Ana, California	Owned	360,000
Salisbury, Maryland	Owned	79,000
El Dorado Hills, California	Leased	20,000
Coppell, Texas	Leased	17,000
Merrimack, New Hampshire	Leased	37,000
Santa Ana, California	Leased	46,000

U.S. sub-total		559,000

Shanghai, China	Leased	94,000
Suzhou, China	Leased	158,000
Wuxi, China	Leased	22,000
Heredia, Costa Rica	Owned	93,000
Saku Vald, Estonia	Leased	38,000
Berenyi Ut, Hungary	Leased	86,000
Kempele, Finland	Owned	94,000
Täby, Sweden	Owned	178,000
Wolverhampton, United Kingdom	Owned	24,000

Non-U.S. sub-total		787,000

Total		1,346,000

Additionally, we maintain over 15 sales, engineering, and operating offices worldwide. In December 2006 we closed the Costa Rica manufacturing facility.

ITEM 3.	LEGAL PROCEEDINGS

In January and February 2007, three purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., and Achille Tedesco v. Powerwave Technologies, Inc., et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. The Company believes that the purported shareholder class actions are without merit and intends to defend them vigorously.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of Shareholders of the Company was held on October 27, 2006. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2007 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors	Votes For	Votes Withheld
Daniel A. Artusi	90,165,809	11,945,069
Ronald J. Buschur	89,532,620	12,578,258
John L. Clendenin	90,258,686	11,852,192
Bruce C. Edwards	89,631,676	12,479,202
David L. George	89,651,500	12,459,378
Eugene L. Goda	89,617,838	12,493,040
Carl W. Neun	90,235,879	11,874,999
Andrew J. Sukawaty	89,568,986	12,541,892

2. Ratification of the appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2006. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2006 was approved. The voting results are as follows:

In Favor Of	Against	Abstain
90,165,770	11,878,806	66,302

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Powerwave’s Common Stock is quoted on the Nasdaq Global Select Market under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2006
First Quarter Ended April 2, 2006	$15.76	$12.05
Second Quarter Ended July 2, 2006	$13.60	$8.62
Third Quarter Ended October 1, 2006	$9.36	$6.20
Fourth Quarter Ended December 31, 2006	$7.82	$5.87

Fiscal Year 2005
First Quarter Ended April 3, 2005	$8.60	$6.64
Second Quarter Ended July 3, 2005	$10.67	$6.84
Third Quarter Ended October 2, 2005	$13.08	$9.99
Fourth Quarter Ended January 1, 2006	$13.92	$10.75

Holders

There were approximately 616 stockholders of record as of February 23, 2007. We believe there are approximately 23,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Securities Authorized For Issuance Under Equity Compensation Plans

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of December 31, 2006, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	7,056,242	$9.57	8,379,259	(1)
Not Approved by Shareholders	—	—	—

Total	7,056,242	$9.57	8,379,259

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 200,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended December 31, 2006.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
October 1 – October 31	—		—	—	—
November 1 – November 30	—		—	—	—
December 1 – December 31	7,150	(1)	$6.50	—	—

(1)

On December 19, 2006, Ronald Buschur, the Company’s President and Chief Executive Officer, surrendered 7,150 shares of common stock to cover his tax withholding obligation with respect to the vesting of 20,000 shares under a December 2005 restricted stock grant.

STOCK PERFORMANCE COMPARISON

The following graph compares the cumulative total shareholder returns for Powerwave’s Common Stock with the cumulative total return of the S & P 500 Index and the S & P Communications Equipment Index. The presentation assumes $100 invested on December 30, 2001 in Powerwave’s Common Stock, the S & P 500 Index and the S & P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on Powerwave’s Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2002	$29	$78	$46
2003	$42	$100	$76
2004	$47	$111	$78
2005	$69	$117	$80
2006	$35	$135	$92

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from Powerwave’s audited consolidated financial statements. The audited consolidated financial statements as of December 31, 2006 and January 1, 2006 and for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005 are included herein. The consolidated financial statements as of December 31, 2006, January 1, 2006 and January 2, 2005 and for the fiscal years ended December 31, 2006, January 1, 2006, and January 2, 2005 excluded Arkivator. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	December 31, 2006 (1)	January 1, 2006 (2)	January 2, 2005	December 28, 2003	December 29, 2002
Consolidated Statements of Operations Data:
Net sales	$716,886	$784,330	$448,868	$239,069	$384,889
Gross profit	$90,891	$204,653	$104,383	$16,215	$62,782
Operating income (loss)	$(135,839)	$54,236	$(27,304)	$(55,824)	$3,910
Income (loss) from continuing operations	$(137,546)	$52,560	$(72,788)	$(32,859)	$4,111
Total discontinued operations, net of tax	$(21,357)	$(1,914)	$666	$—	$—
Net income (loss)	$(158,903)	$50,646	$(72,122)	$(32,859)	$4,111
Earnings (loss) per share from continuing operations:
Basic	$(1.19)	$0.51	$(0.81)	$(0.51)	$0.06
Diluted	$(1.19)	$0.44	$(0.81)	$(0.51)	$0.06
Loss per share from discontinuing operations:
Basic	$(0.18)	$(0.02)	$0.01	$—	$—
Diluted	$(0.18)	$(0.02)	$0.01	$—	$—
Net earnings (loss) per share:
Basic	$(1.37)	$0.49	$(0.80)	$(0.51)	$0.06
Diluted	$(1.37)	$0.42	$(0.80)	$(0.51)	$0.06
Basic weighted average common shares	115,918	103,396	90,212	64,667	65,485
Diluted weighted average common shares	115,918	135,906	90,212	64,667	66,230

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$47,836	$237,479	$289,443	$260,528	$162,529
Working capital	$249,464	$384,677	$344,132	$280,245	$218,504
Total assets	$1,215,732	$1,130,184	$1,020,771	$466,257	$369,173
Long-term debt, net of current portion	$330,000	$330,000	$330,000	$130,000	$—
Total shareholders’ equity	$651,598	$581,261	$515,612	$271,037	$325,661

(1)

Fiscal year 2006 includes the financial results of Filtronic beginning October 2006. See “Note 17. Acquisitions” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

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

On September 29, 2006, we sold our contract manufacturing subsidiary, Arkivator. Consequently, the contract manufacturing segment is classified as a discontinued operation and its results are removed from continuing operations for all reporting periods presented. For periods prior to fiscal 2006, we have presented our previously reported results excluding the contract manufacturing segment.

On October 15, 2006, we completed the acquisition of the Wireless Infrastructure Divison business of Filtronic plc (the “Filtronic Wireless Acquisition”).

During the last six years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 due to significant reductions at three customers. In the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. These changes had a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During fiscal 2006, we experienced a significant slowdown in demand from one of our direct network operator customers, Cingular Wireless, as well as reduced demand from one of our original equipment manufacturing customers, Nortel Networks and a significant reduction in demand from Nokia and Siemens in the fourth quarter of 2006, all of which combined directly reduced demand for our products and contributed to our operating loss for fiscal 2006.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. We have implemented our plans to restructure and integrate the acquired REMEC operations, technology and personnel with our operations. In October 2006, we completed the Filtronic Wireless Acquisition. We believe that this strategic acquisition provides us with the leading position in transmit and receive filter products, as well as broadens our RF conditioning and base station solutions product portfolio and adds significant additional technology to our intellectual property portfolio. For fiscal year 2007, we are focused on finalizing our plans to integrate this acquisition, consolidate its operations and reduce our overall cost structure. These acquisitions do not provide any guarantee that our revenues will increase.

We measure our success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be long-term growth opportunities within the wireless communications infrastructure marketplace, and we are focused on positioning Powerwave to benefit from these long-term opportunities.

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

Revenue Recognition

The majority of our revenue is derived from the sales of products. We recognize revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale. We offer certain of our customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. We monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Depending on the product line, such provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we utilize subjective valuations for the reporting unit based upon a discounted cash flow analysis. The discounted cash flow analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the forecast assumptions utilized materially change, it could result in a lower fair value calculation which could require an impairment of existing goodwill. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to 6 years. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long-lived assets are currently impaired, there have been impairments in the current year as well as in the past, and any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during such warranty period at no cost to the customer. We record an estimate for standard warranty-related costs based on our actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We also have contractual commitments to various customers that require us to incur costs to repair an epidemic defect with respect to our products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to us and the costs of repair can be reasonably estimated. While we have experienced occasional significant costs due to epidemic defects, we have not historically regularly experienced significant costs related to epidemic defects. We cannot guarantee that we will not experience significant costs to repair epidemic defects in the future. A significant increase in product return rates, a significant increase in the costs to repair our products, or an unexpected epidemic defect in our products, could have a material adverse effect on our operating results during the period in which such returns or additional costs materialize.

Accruals for Restructuring and Impairment Charges

We recorded $53.0 million, $1.3 million and $2.6 million of restructuring and impairment charges during fiscal years 2006, 2005 and 2004, respectively. In the fourth quarter of 2006 and in connection with the Filtronic Wireless Acquisition, we formulated and began to implement a plan to restructure our global manufacturing operations with an initial primary focus on our operations in China. The China restructuring plan involves consolidating our manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility in Suzhou, China, acquired in the Filtronic Wireless Acquisition. We are continuing to evaluate our initial restructuring and consolidation plans for the Filtronic Wireless operations and we expect to finalize these plans in the first half of fiscal 2007.

In connection with the REMEC Wireless Acquisition during the third quarter of fiscal 2005, we recognized $10.4 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. Integration activities related to this restructuring plan are substantially complete.

In addition, as a result of the acquisition of LGP Allgon in May 2004, we recorded $26.6 million of additional restructuring liabilities and asset write-downs under purchase accounting for expected integration and consolidation activities related to their operations. Integration activities related to this restructuring plan are substantially complete.

All of these restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provision of FIN 48 is effective for the Company beginning January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We are currently evaluating the provisions of FIN 48 and have not yet completed our determination of the impact of adoption on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS 157 will have on our results of operations and financial condition.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects Prior Period Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for the Company in the fiscal year ended December 31, 2006. The adoption of SAB 108 did not impact our results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position FAS123R-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP”). We have elected to follow the alternative transition method as described in the FSP for computing its additional paid-in capital pool. In addition, we treat the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

In May 2005 the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have adopted this Statement beginning January 1, 2006 and it had no impact on our results operations or financial condition.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the years ended December 31, 2006, January 1, 2006, and January 2, 2005:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	80.1	72.7	75.5
Intangible asset amortization	2.9	1.0	0.9
Restructuring and impairment charges	4.0	—	0.1
Acquired inventory incremental costs	0.3	0.2	0.2

Total cost of sales	87.3	73.9	76.7

Gross profit	12.7	26.1	23.3
Operating expenses:
Sales and marketing	5.4	5.0	6.3
Research and development	9.9	7.7	10.5
General and administrative	8.1	5.2	5.2
Intangible asset amortization	1.4	1.1	1.6
In-process research and development	3.5	—	5.3
Restructuring and impairment charges	3.3	0.2	0.5

Total operating expenses	31.6	19.2	29.4

Operating income (loss)	(18.9)	6.9	(6.1)
Other income (expense), net	0.4	0.3	(0.1)

Income (loss) from continuing operations before income taxes	(18.5)	7.2	(6.2)
Provision for income taxes	0.7	0.5	10.0

Income (loss) from continuing operations	(19.2)	6.7	(16.2)

Discontinued operations, net of income taxes:

Income (loss) from discontinued operations	0.3	(0.2)	0.1

Loss on sale of subsidiary	(3.3)	—	—

Total discontinued operations, net of tax	(3.0)	(0.2)	0.1

Net income (loss)	(22.2)%	6.5%	(16.1)%

Years ended December 31, 2006 and January 1, 2006

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world.

Sales decreased by 8.6% to $716.9 million, for the year ended December 31, 2006, from $784.3 million, for the year ended January 1, 2006. This decrease was due to several factors, which included significant lower demand from our direct operator customers, which decreased by $133.6 million or 32% from fiscal year 2005 to 2006. One major contributor to this decline was Cingular Wireless who reduced direct purchases by $87.3 million and accounted for a large portion of the remaining reduction. While the reduced revenue from direct operator customers was somewhat offset by increased demand from our original equipment manufacturer customers of approximately $66.2 million, in the fourth quarter of 2006, we experienced a significant reduction in demand from Nokia and Siemens. We believe that this reduction is due to the pending merger of Nokia’s and Siemens Wireless Infrastructure businesses. This reduction in demand also significantly impacted the revenues from products acquired in the fourth quarter of 2006 associated with the Filtronic Wireless Acquisition.

The following table presents a further analysis of our sales based upon our various product groups:

Wireless Communications Product Groups	Fiscal Years Ended (in thousands)
	December 31, 2006		January 1, 2006
Antenna systems	$195,879	27.3%	$246,220	31.4%
Base station subsystems	449,276	62.7%	457,260	58.3%
Coverage solutions	71,731	10.0%	80,850	10.3%

Total net sales	$716,886	100.0%	$784,330	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, outdoor cabinets and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions. The decrease in all the product groups is due to the impact of lower demand during the fiscal year ended December 31, 2006 as compared to the fiscal year ended January 1, 2006.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

Geographic Area	Fiscal Years Ended (in thousands)
	December 31, 2006		January 1, 2006
Americas	$205,702	28.7%	$307,055	39.2%
Asia	102,766	14.3%	76,303	9.7%
Europe	396,837	55.4%	393,022	50.1%
Other international	11,581	1.6%	7,950	1.0%

Total net sales	$716,886	100.0%	$784,330	100.0%

Revenues in the Americas decreased during fiscal 2006 as compared to fiscal 2005, primarily as a result of reduced demand by Cingular Wireless and Nortel. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the year ended December 31, 2006, total sales to Nokia accounted for approximately 21% of sales and sales to Siemens accounted for approximately 13% for the period. For the year ended January 1, 2006, total sales to Cingular Wireless accounted for approximately 16% of sales and sales to Nokia accounted for approximately 14%. We currently believe that the decrease in our sales to Cingular Wireless during fiscal 2006 was the result of a reduction in demand for products due to excess original equipment manufacturer’s inventories at Cingular Wireless which caused them to reduce new purchases during 2006. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs, warranty costs and amortization of product-related intangibles. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as volumes decline since we have fewer units to absorb our overhead costs against. In addition, as we have acquired additional businesses with additional manufacturing facilities, as demand and sales decrease, the amounts expensed to cost of sales increases due to the additional overhead costs that are not being absorbed. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and volumes decline due to lower sales volume and higher amounts of overhead variances expensed to cost of sales; and our gross profit margins generally increase as our revenue and volumes increase due to higher sales volume and lower amounts of overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 31, 2006		January 1, 2006
Net sales	$716,886	100.0%	$784,330	100.0%
Cost of sales:
Cost of goods	573,975	80.1%	570,034	72.7%
Intangible asset amortization	20,603	2.9%	8,238	1.0%
Restructuring and impairment charges	29,003	4.0%	—	—%
Acquired inventory incremental costs	2,414	0.3%	1,405	0.2%

Total cost of sales	625,995	87.3%	579,677	73.9%

Gross profit	$90,891	12.7%	$204,653	26.1%

Our total gross profit decreased during fiscal 2006 compared to fiscal 2005 primarily as a result of our decreased revenues. In addition, our gross profit margin declined due to both the poor absorption of our manufacturing overheads due to the lower sales revenues during the third and fourth quarters of fiscal 2006 and the increased manufacturing overhead costs associated with the Filtronic Wireless Acquisition. Also contributing to the reduction in our gross profit percentage was a reduction in direct operator sales as a percentage of total sales, which typically have carried higher margins than our original equipment manufacturers based sales. Our gross profit percentage was also reduced due to increased intangible amortization costs due to the Filtronic Wireless Acquisition and a full year of intangible asset amortization association with the REMEC Wireless Acquisition. In the fourth quarter of 2006, we determined that approximately $5.6 million of identified intangible assets had become impaired due to decisions to cease production of certain product lines acquired as part of the REMEC Wireless Acquisition. This charge is included in intangible asset amortization for 2006. We also incurred significant restructuring and impairment charges in 2006 related to restructuring plans implemented in conjunction with the China manufacturing consolidation and certain acquisitions related restructuring plans (see Note 9 “Restructuring and Impairment Charges” of the Notes to Consolidated financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision to close our Costa Rica, Shanghai and Wuxi, China manufacturing operations as part of our plan to reduce our manufacturing costs. However, we cannot guarantee that these cost reduction, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…; and Our reliance on contract manufacturers exposes us to risks…” under Part I, Item 1A. “Risk Factors.”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

Operating Expenses	Fiscal Years Ended (in thousands)
	December 31, 2006		January 1, 2006
Sales and marketing	$38,836	5.4%	$39,199	5.0%
Research and development	71,193	9.9%	60,571	7.7%
General and administrative	58,016	8.1%	40,598	5.2%
Intangible asset amortization	9,592	1.4%	8,368	1.1%
In-process research and development	25,100	3.5%	350	—%
Restructuring and impairment charges	23,993	3.3%	1,331	0.2%

Total operating expenses	$226,730	31.6%	$150,417	19.2%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.4 million during fiscal 2006 as compared to fiscal 2005. The decrease resulted primarily from reduced commission costs due to our lower revenues, somewhat offset by increased personnel costs associated with the Filtronic Wireless Acquisition. In addition, there was no bonus accrual in fiscal 2006, while $1.2 million was accrued during fiscal 2005.

Research and development expenses consist of ongoing product design and development expenses as well as design expenses associated with reducing the cost and improving the manufacturability of existing products. Current programs include antennas, base station subsystems including radio frequency power amplifiers, filter products and coverage solution products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $10.6 million, or 18%, during fiscal 2006 as compared to fiscal 2005. The majority of this increase is due to the addition of the Filtronic Wireless Acquisition, which added significant additional engineering resources in the fourth quarter of 2006. In addition, for 2006 we had an entire year of the additional research and development costs associated with the REMEC Wireless Acquisition which was completed in September 2005. Somewhat offsetting these costs was the fact that no bonus has been accrued during 2006 while $2.4 million was accrued in 2005.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $17.4 million, or 43%, during fiscal 2006 as compared to fiscal 2005. This increase was due to several factors including, additional personnel from our acquisitions, a whole year of general and administrative expenses and facilities costs associated with the REMEC Wireless Acquisition, approximately $1.5 million of increased costs incurred for both audit and testing of our internal controls over financial reporting due to an increased number of locations acquired in our acquisitions, approximately $2.2 million of increased expenses incurred for the implementation of our Oracle enterprise resource planning system as well as increased personnel costs and general administrative costs due to the Filtronic Wireless Acquisition in the fourth quarter of 2006. In addition, for 2006 compensation expense of approximately $3.0 million was recognized during fiscal 2006 for stock options and employee stock purchase plan awards and no amount was recorded in fiscal 2005.

Amortization of customer-related intangibles, from the LGP Allgon, REMEC and Filtronic acquisitions, amounted to $9.6 million for fiscal 2006, compared to $8.4 million for fiscal 2005. We recorded a one-time charge of $25.1 million in fiscal 2006 based upon the preliminary purchase price allocation for the Filtronic Wireless Acquisition for purchased in-process research and development that was expensed upon the completion of the Filtronic Wireless Acquisition. This charge related to certain product development activities of Filtronic Wireless that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

For fiscal 2006, we recognized restructuring and impairment charges of $24.0 million. These resulted primarily from the loss of approximately $3.5 million from the sale of two facilities located in Sweden and the impairment of approximately $18.3 million in the value of the remaining facility in Sweden.

Other Income, net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	December 31, 2006		January 1, 2006
Interest income	$7,301	1.0%	$7,609	1.0%
Interest expense	(7,931)	(1.1)%	(7,718)	(1.0)%
Foreign currency gain, net	205	—%	1,361	0.2%
Other income, net	3,333	0.5%	1,049	0.1%

Total other income	$2,908	0.4%	$2,301	0.3%

Other income consists primarily of interest income, less interest expense. Interest income decreased by $0.3 million during fiscal 2006 primarily due to reduction of cash balances in relation to the completion of the Filtronic Wireless Acquisition in the fourth quarter of 2006 which included the payment of $185 million of cash. This was somewhat offset by higher interest rates during 2006 as compared to 2005. Interest expense increased by $0.2 million of additional interest expense accrued during fiscal 2006 associated with our subordinated convertible notes. We also recognized a net foreign currency gain of $0.2 million for fiscal 2006 due to the weaker U.S. dollar versus most major currencies. Other income, net consists of rental income and other miscellaneous income and expenses. For fiscal 2005, there were non-recurring expenses of approximately $2.2 million.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the imposition of a valuation allowance on both our U.S., Swedish and certain UK tax losses, as required under FAS 109, as well as the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision including continuing and discontinued operations of $5.4 million during fiscal 2006 as compared to a tax provision of $3.2 million for fiscal 2005. Given the global scope of our worldwide operations and the difficulty in predicting and, thereafter, realizing our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) from continuing operations to net income (loss):

	Fiscal Years Ended (in thousands)
	December 31, 2006	January 1, 2006
Operating income (loss)	$(135,839)	$54,236
Other income (expense), net	2,908	2,301

Income (loss) from continuing operations before income taxes	(132,931)	56,537
Provision for (benefit from) income taxes	4,615	3,977

Income (loss) from continuing operations	(137,546)	52,560

Discontinued operations, net of income taxes:

Income (loss) from discontinuing operations	2,107	(1,914)

Loss on sale of subsidiary	(23,464)	—

Total discontinued operations, net of tax	(21,357)	(1,914)

Net income (loss)	$(158,903)	$50,646

Our net loss from continuing operations for fiscal 2006 of $137.5 million compared to a net income from continued operations of $52.6 million for fiscal 2005. The significant loss during fiscal 2006 as compared to fiscal 2005 is primarily the result of lower revenues due to reductions from major customers which resulted in lower gross margins due to poor factory absorption and incremental operating expenses associated with the Filtronic Wireless Acquisition. In addition, we incurred significant restructuring and impairment costs as we began the process of lowering our cost structure as well as charges associated with the Filtronic Wireless Acquisition. Lastly, our net loss for fiscal 2006 included the loss on the sale of Arkivator, which included the write-off of its net assets, including goodwill.

Years ended January 1, 2006 and January 2, 2005

Net Sales

Sales increased by 75% to $784.3 million for the year ended January 1, 2006, from $448.9 million, for the year ended January 2, 2005. This increase was primarily due to the impact of our acquisition of LGP Allgon during the second quarter of fiscal 2004 and our acquisition of selected assets and liabilities of REMEC Wireless Business in the third quarter of fiscal 2005. Fiscal 2005 includes the results of LGP Allgon for the entire period while fiscal 2004 only includes the results of LGP Allgon for May through December. Fiscal 2005 also includes the results of the REMEC Wireless Acquisition from September 2005 forward. Fiscal 2005 also benefited from increased demand for wireless infrastructure products particularly in the North America marketplace. During 2005, Cingular Wireless was the largest customer in North America, reflecting its multi-year GSM upgrade program and its initial build out of a UMTS system in North America.

The following table presents a further analysis of our sales based upon product groups:

Wireless Communications Product Groups	Fiscal Years Ended (in thousands)
	January 1, 2006		January 2, 2005
Antenna systems	$246,220	31.4%	$110,991	24.7%
Base station subsystems	457,260	58.3%	277,521	61.8%
Coverage solutions	80,850	10.3%	60,356	13.5%

Total net sales	$784,330	100.0%	$448,868	100.0%

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

Geographic Area	Fiscal Years Ended (in thousands)
	January 1, 2006		January 2, 2005
Americas	$307,055	39.2%	$141,292	31.5%
Asia	76,303	9.7%	61,895	13.8%
Europe	393,022	50.1%	235,791	52.5%
Other international	7,950	1.0%	9,890	2.2%

Total net sales	$784,330	100.0%	$448,868	100.0%

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

For the year ended January 1, 2006, total sales to Cingular Wireless accounted for approximately 16% of sales and sales to Nokia accounted for approximately 14% of sales. For the year ended January 2, 2005, total sales to Nortel accounted for approximately 25% of sales and sales to Nokia accounted for approximately 11% of sales. The decrease in the percentage of our sales to Nortel during fiscal 2005 is the result of our acquisitions, which substantially increased our total revenues and number of customers, as well as a reduction in demand for products purchased by Nortel.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	January 1, 2006		January 2, 2005
Net sales	$784,330	100.0%	$448,868	100.0%
Cost of sales:

Cost of goods	570,034	72.7%	338,826	75.5%
Intangible asset amortization	8,238	1.0%	4,276	0.9%
Restructuring and impairment charges	—	—%	506	0.1%
Acquired inventory incremental costs	1,405	0.2%	877	0.2%

Total cost of sales	579,677	73.9%	344,485	76.7%

Gross profit	$204,653	26.1%	$104,383	23.3%

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

Operating Expenses	Fiscal Years Ended (in thousands)
	January 1, 2006		January 2, 2005
Sales and marketing	$39,199	5.0%	$28,070	6.3%
Research and development	60,571	7.7%	47,188	10.5%
General and administrative	40,598	5.2%	23,521	5.2%
Intangible asset amortization	8,368	1.1%	7,355	1.6%
In-process research and development	350	—%	23,450	5.3%
Restructuring and impairment charges	1,331	0.2%	2,103	0.5%

Total operating expenses	$150,417	19.2%	$131,687	29.4%

Sales and marketing expenses increased by $11.1 million, or 39.6%, during fiscal 2005 as compared to fiscal 2004. The increase resulted from our acquisitions of LGP Allgon and REMEC Wireless, as well as increased revenues and the associated increase in commission payments and accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. These were slightly offset by consolidation and cost reduction activities associated with our acquisitions.

Research and development expenses increased by $13.4 million, or 28.4%, during fiscal 2005 as compared to fiscal 2004. This increase is due to our acquisitions of LGP Allgon and REMEC Wireless, which significantly increased the number of people working in our research and development area as well as increased the number of product areas within which such work is undertaken in, as well as accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability. This increase was partially offset by savings realized as part of our integration activities from personnel reductions and facility consolidations.

General and administrative expenses increased $17.1 million, or 72.6%, during fiscal 2005 as compared to fiscal 2004. This increase was due to our acquisitions of LGP Allgon and REMEC Wireless, which added multiple operating locations. We incurred $2.5 million of costs associated with documentation and testing of our internal controls over financial reporting as part of our Sarbanes-Oxley compliance efforts. In addition, fiscal 2005 included accruals for incentive payments earned under our incentive bonus programs that are payable as a result of our improved profitability.

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

Other Income, net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	January 1, 2006		January 2, 2005
Interest income	$7,609	1.0%	$2,906	0.6%
Interest expense	(7,718)	(1.0)%	(3,801)	(0.8)%
Foreign currency gain, net	1,361	0.2%	(182)	—%
Other income	1,049	0.1%	647	0.1%

Total other income	$2,301	0.3%	$(430)	(0.1)%

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

Provision for (Benefit from) Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the utilization of domestic net operating loss carryforwards that were fully reserved in the fourth quarter of 2004 and the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, as well as the impact of state taxes on U.S. domestic operations. We recorded a tax provision inclusive of both continuing and discontinued operations of $3.2 million during fiscal 2005 as compared to a $44.3 million tax provision for fiscal 2004. The fiscal 2004 provision was due primarily from the establishment of a full valuation allowance against our net U.S. deferred tax assets. Given the global scope of our operations and the difficulty in predicting our earnings in each tax jurisdiction, we expect that our effective tax rate will continue to fluctuate in the future.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) from continued operations to net income (loss):

	Fiscal Years Ended (in thousands)
	January 1, 2006	January 2, 2005
Operating income (loss)	$54,236	$(27,304)
Other income (expense), net	2,301	(430)

Income (loss) from continuing operations before income taxes	56,537	(27,734)
Provision for (benefit from) income taxes	3,977	45,054

Income (loss) from continuing operations	52,560	(72,788)

Discontinued operations, net of income taxes:

Income (loss) from discontinuing operations	(1,914)	666

Loss on sale of subsidiary	—	—

Total discontinued operations, net of tax	(1,914)	666

Net income (loss)	$50,646	$(72,122)

The net income from continuing operations for the year ended January 1, 2006 was $52.6 million compared to net loss from continued operations of $72.8 million for the year ended January 2, 2005. The increase in net income for fiscal 2005 as compared to fiscal 2004 was primarily due to our larger revenues and manufacturing cost savings which generated larger gross profits which resulted in significant operating income, and thereby net income. Fiscal 2004 was negatively impacted by our recording of a non-cash charge of $45.0 million to establish a full valuation allowance against our net U.S. deferred tax assets as well as the in-process research and development charge and increased amortization of purchased intangibles resulting from the LGP Allgon acquisition in fiscal 2004. In addition, the results for fiscal 2004 included $25.5 million of in-process research and development and restructuring and impairment charges.

Discontinued Operations

During the third quarter of fiscal 2006, we received an offer for the purchase of Arkivator Falköping AB, a wholly-owned subsidiary. Arkivator consisted of our entire contract manufacturing segment. Our Board of Directors accepted the offer during the third quarter of 2006 with the sale being completed on September 29, 2006. The sales price was approximately $27.1 million, which includes the repayment of certain indebtedness. The sales price was received in cash at closing with the exception of $1.5 million due and payable in three equal installments of $500,000 on September 30, 2007, 2008 and 2009. The sale resulted in a loss of $23.5 million. In the fourth quarter of fiscal 2006, we recorded an adjustment related to certain tax liabilities of Arkivator which reduced the loss on the sale of subsidiary by approximately $1.8 million. There is no tax benefit associated with this capital loss under Swedish tax law. Consequently, our contract manufacturing segment is classified as a discontinued operation and its results are removed from our continuing operations for all reporting periods presented. The cash flow activities of the contract manufacturing segment remain in the statements of cash flows for all periods presented.

For fiscal 2006, we classified the contract manufacturing segment as a discontinued operation as a result of the sale of the business. For operating segment reporting, the contract manufacturing business was previously reported as a separate operating segment.

Summarized financial information for discontinued operations is set forth below:

	Fiscal Years Ended (in thousands)
	December 31, 2006	January 1, 2006	January 2, 2005
Net sales	$35,736	$40,748	$25,046

Income (loss) from discontinued operations (net of tax of $888, $744 and $259 for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 respectively)	$2,107	$(1,914)	$666
Loss on sale of subsidiary	(23,464)	—	—

Total discontinued operations, net of tax	$(21,357)	$(1,914)	$666

Restructuring and Impairment Charges

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic Wireless Acquisition, we formulated and began to implement a plan to restructure our global manufacturing operations with an initial primary focus on our operations in China. As part of this plan to reduce our costs, we are consolidating our manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China, acquired in the Filtronic Wireless Acquisition. The plan is expected to be completed by the end of the second quarter of 2007 and includes reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. Management made a decision to cease production of certain product lines manufactured in the two plants that are closing in China, as well as products manufactured in Costa Rica and produced at a contract manufacturer in China due to efforts to reduce costs and to eliminate duplicative product lines. The Costa Rica manufacturing facility was closed in December 2006. The Company recorded a charge of approximately $21.0 million for the impairment of the related inventory value that will be disposed and not generate future revenue. In addition, we recorded impairment of $0.7 million related to manufacturing equipment located in our plants to be closed in both China and Costa Rica.

The inventory and manufacturing equipment impairment charges were recorded in restructuring and impairment of cost of sales in the consolidated statements of operations. Also related to the discontinued product lines, we recorded a charge of approximately $5.6 million for the impairment of the related developed technology intangible assets valued as part of the purchase accounting for the REMEC Wireless Acquisition. The charge is included in the intangible asset amortization line of cost of sales in the consolidated statements of operations. There will be no future cash flows to sustain the value of these intangible assets subsequent to December 31, 2006. In addition, we recorded approximately $3.8 million of inventory provision related to the Filtronic Wireless Acquisition to conform to Powerwave’s accounting policies.

During fiscal 2006, Powerwave listed for sale three facilities located in Sweden and entered into sale agreements for two of the three facilities. The prices negotiated resulted in a net loss of approximately $3.5 million. The total amount of these impairments was recognized in operating expenses for fiscal 2006. In the third quarter of 2006, we recognized impairment in the value of our remaining facility in Sweden of approximately $18.3 million. We are currently preparing to sell the facility and expect the facility to be sold by the end of the second quarter of 2007.

In December 2006, we completed the closure of our manufacturing facility in Barreal de Heredia, Costa Rica and offered the building for sale. We recorded an impairment charge of $0.2 related to the building in the fourth quarter of 2006 and we expect that the sale of the building will be completed in 2007 (see Note 19 “Asset Held For

Sale” of the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”). The impairment charges are reflected within operating expenses and the restructuring and impairment charges line in the consolidated statement of operations.

Lastly, in conjunction with the consolidation of operations described above, we recorded severance expense of approximately $5.3 million in 2006, of which $3.1 million and $2.2 million is reflected in both restructuring and impairment of cost of sales and operating expenses, respectively, in the consolidated statements of operations. We paid $0.3 million in 2006 and, as a result, the accrued severance is $5.0 million at December 31, 2006.

As part of the Filtronic Wireless Acquisition, we are continuing to evaluate our initial restructuring and consolidation plans for the Filtronic Wireless operations and we expect to finalize these plans in the first half of fiscal 2007.

The costs associated with these exit activities were recorded in 2006 or will be recorded in the first half of 2007 in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. Restructuring activities are currently expected to continue through the second quarter of fiscal 2007.

Integration of REMEC’s Wireless Systems Business

We recognized $10.4 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”). The implementation of the restructuring and integration plan is substantially complete.

Integration with LGP Allgon

We recognized $26.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of the LGP Allgon operations. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to ETIF 95-3. The implementation of the restructuring and integration plan is substantially complete.

We expect that the workforce reduction amounts will be paid out over the next 18 months and the facility closure amounts will be paid out over the remaining lease terms which approximate two years.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, private debt placements, bank credit facilities and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and bank credit facilities. As of December 31, 2006, we had working capital of $249.5 million, including $41.5 million in unrestricted cash and cash equivalents as compared to working capital of $384.7 million at January 1, 2006, which included $232.5 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

On October 15, 2006 we completed the Filtronic Wireless Acquisition. As part of the purchase price, we paid to Filtronic plc $185 million in cash and 17.7 million of newly issued shares of our common stock valued at $163.1 million.

Cash Flows

The following table summarizes Powerwave’s cash flows for the years ended December 31, 2006 and January 1, 2006:

	Fiscal Years Ended (in thousands)
	December 31, 2006	January 1, 2006
Net cash provided by (used in):
Operating activities	$(54,243)	$12,057
Investing activities, including acquisitions	(152,036)	64,806
Financing activities	9,127	9,158
Effect of foreign currency translation	6,177	(953)

Net increase (decrease) in cash and cash equivalents	$(190,975)	$85,068

Net cash used in operations during fiscal 2006 was $54.2 million as compared to $12.1 million of net cash provided by operations during fiscal 2005. The increase in cash used in operations during fiscal 2006 is primarily due to the net operating loss for the period coupled with higher inventory offset by a decrease in accounts receivable.

Net cash used in investing activities during fiscal 2006 was $152.0 million as compared to net cash provided by investing activities of $64.8 million during fiscal 2005. The larger amount in fiscal 2005 primarily reflects maturities of short-term investments of $135.2 million related to our decision to cease investments in short-term auction rate securities. In addition, during fiscal 2006, we generated $19.1 million from the disposition of our Philippines operations and $24.7 million from the sale of Arkivator and spent $191.6 million for two acquisitions. Total capital expenditures during fiscal 2006 and fiscal 2005 were approximately $11.9 million and $29.6 million, respectively. The majority of the capital spending during such periods related to computer software and hardware and test equipment utilized in our manufacturing and research and development areas.

The $9.1 million in net cash provided by financing activities during fiscal 2006 and $9.2 million during fiscal 2005 resulted from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan.

We currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances, funds expected to be generated from operations and our revolving credit facility initially established October 13, 2006. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We have $130 million aggregate principal amount of 1.25% convertible subordinated notes that are due in July 2008. The notes are callable by us beginning July 22, 2007. Our current intention is to repay these notes from a combination of our existing cash balances and cash generated from operations. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, we will be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all. If we continue to generate losses from operations, we will likely encounter a more difficult environment in terms of raising additional financing.

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

On October 13, 2006, we entered into a Credit Agreement by and among Powerwave, the Lenders party thereto from time to time, Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent. In February 2007, the Credit Agreement was amended with an effective date of December 31, 2006, to adjust certain covenants. Prior to the Amendment, the Company received waivers from the lenders waiving certain covenants under the Credit Agreement, which required the maintenance of certain financial measures.

The Amended Credit Agreement provides for up to a $75 million Revolving Credit Facility which includes a $10 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for multicurrency borrowings in Euro, Sterling, Yen and Swedish Krona. The obligations under the Amended Credit Agreement are guaranteed by Powerwave Wireless, Inc. and secured by substantially all present and future assets and properties of Powerwave, its subsidiaries and Powerwave Wireless, Inc. The obligations under the Amended Credit Agreement are also secured by a pledge of 65% of the capital stock of Powerwave Technologies Sweden AB. The Amended Credit Agreement requires us to maintain certain financial covenants, including liquidity ratio, minimum EBITDA and accounts receivable borrowing base. Based on the accounts receivable outstanding at December 31, 2006, approximately $66 million was available to the Company. There were no borrowings outstanding at December 31, 2006.

The Amended Credit Agreement will terminate and all amounts outstanding thereunder will be due and payable in full on June 1, 2008, which maturity date may be extended from time to time by one year with the consent of all of the Lenders. Under the terms of the Amended Credit Agreement, the principal amount outstanding under the Revolving Credit Facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.375% and 1.875% or (ii) Comerica Bank’s prime rate plus 0.25%, at the election of Powerwave, subject to specified restrictions. The Revolving Credit Facility is subject to payment of a facility fee of 0.25% per annum of the aggregate commitments under the Revolving Credit Facility, regardless of usage, an adjustable letter of credit fee of between 1.375% and 1.875% per annum with respect to outstanding standby letters of credit and certain fronting and other fees in connection with the issuance and amendment of standby letters of credit.

We expect to have the proceeds of the Revolving Credit Facility available for working capital and for other general corporate purposes.

We have a total of $330 million of convertible subordinated notes outstanding of which $130 million is due in July 2008. We are required to either repay or convert these notes prior to the due date.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 31, 2006, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At December 31, 2006, we had $330.0 million of long-term debt, consisting of our outstanding $130.0 million 1.25% convertible subordinated notes due July 2008 and our $200.0 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data.”

Capital Lease Obligations

Our current outstanding capital lease obligations of $0.3 million relate primarily to manufacturing and test equipment and are included as part of other current and non-current liabilities within our consolidated balance sheet.

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

As of December 31, 2006, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest)	$5,375	$139,125	$7,500	$248,750	$400,750
Capital lease obligations	289	—	—	—	289
Operating lease obligations	5,739	6,203	1,228	—	13,170
Purchase commitments with contract manufacturers	97,318	—	—	—	97,318
Other purchase commitments	12,849	—	—	—	12,849

Total contractual obligations and commercial commitments	$121,570	$145,328	$8,728	$248,750	$524,376

We believe that our existing cash balances and funds expected to be generated from future operations and our available credit facilities will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

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

During the year ended December 31, 2006, we granted options to purchase a total of 2,071,500 shares of Common Stock to employees. After deducting 1,070,648 shares for options forfeited, the result was net options granted of 1,000,852. Net options granted during the year represented 0.8% of our total outstanding common shares of 130,080,730 as of December 31, 2006.

The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.8%	0.2%	0.2%
Grants to executive officers during the period as a % of total options granted during the period	27.0%	—%	46.8%
Grants to executive officers during the period as a % of total outstanding common shares	0.4%	—%	0.8%
Cumulative options held by executive officers as a % of total options outstanding	34.8%	30.5%	26.7%

At December 31, 2006, a total of 8,379,259 options were available for grant under all of our option plans and a total of 52,621 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” included herein for additional information regarding the 1995 Stock Option Plan.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of December 31, 2006. For purposes of this table, in-the-money stock options are those options with an exercise price less than $6.45 per share, the closing price of Powerwave Common Stock on December 29, 2006, the last trading day of the fiscal year, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $6.45 per share closing price. In addition, at December 31, 2006, there were a total of 120,000 shares of restricted common stock awards outstanding.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	1,858,559	$4.87	311,597	$5.29	2,170,156
Out-of-the-Money	2,277,770	$15.98	2,608,316	$7.83	4,886,086

Total Options Outstanding	4,136,329	$10.99	2,919,913	$7.56	7,056,242

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, capital leases and long-term debt. At December 31, 2006, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Estonia, Finland, France, Hungary, India, Germany, Singapore, Sweden and the United Kingdom. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. dollar. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 72% of our net sales during fiscal 2006, 64% of our fiscal 2005 net sales, 71% of our fiscal 2004 net sales and 46% of our fiscal 2003 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we are regularly required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at December 31, 2006, a 10% change in the Euro, the Pound Sterling or the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of December 31, 2006, we had cash equivalents of approximately $47.9 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.3 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during the last year, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at December 31, 2006, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries as of December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”

As discussed in Note 18 to the consolidated financial statements, the Company sold its contract manufacturing segment. The consolidated financial statements referred to above have been restated to report the contract manufacturing segment as a discontinued operation for all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 6, 2007

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2006	January 1, 2006
ASSETS
Current assets:
Cash and cash equivalents	$41,544	$232,477
Restricted cash	6,292	5,002
Accounts receivable, net of allowance for sales returns and doubtful accounts of $9,074 and $8,558 at December 31, 2006 and January 1, 2006, respectively	211,421	227,495
Inventories	163,752	94,694
Prepaid expenses and other current assets	58,915	23,166
Deferred tax assets	774	5,747
Assets of discontinued operations	—	11,311

Total current assets	482,698	599,892

Property, plant and equipment, net	138,672	148,092
Intangible assets, net	94,778	66,693
Asset held for sale	5,924	—
Goodwill	485,475	261,956
Other non-current assets	8,185	8,222
Assets of discontinued operations	—	45,329

TOTAL ASSETS	$1,215,732	$1,130,184

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,966	$102,253
Accrued payroll and employee benefits	18,338	18,332
Accrued income taxes	19,627	14,952
Accrued restructuring	11,131	16,389
Accrued expenses and other current liabilities	68,172	50,324
Liabilities of discontinued operations	—	12,965

Total current liabilities	233,234	215,215

Long-term debt	330,000	330,000
Deferred tax liabilities	—	1,801
Other non-current liabilities	900	525
Liabilities of discontinued operations	—	1,382

Total liabilities	564,134	548,923

Commitments and contingencies (Notes 14 and 15)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 130,081 shares issued and outstanding at December 31, 2006; and 111,138 shares issued and outstanding at January 1, 2006	751,380	577,538
Deferred stock-based compensation	—	(2,500)
Accumulated other comprehensive income (loss)	35,210	(17,688)
Retained earnings (accumulated deficit)	(134,992)	23,911

Total shareholders’ equity	651,598	581,261

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,215,732	$1,130,184

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31, 2006	January 1, 2006	January 2, 2005
Net sales	$716,886	$784,330	$448,868

Cost of sales:
Cost of goods	573,975	570,034	338,826
Intangible asset amortization	20,603	8,238	4,276
Restructuring and impairment charges	29,003	—	506
Acquired inventory incremental costs	2,414	1,405	877

Total cost of sales	625,995	579,677	344,485

Gross profit	90,891	204,653	104,383

Operating expenses:
Sales and marketing	38,836	39,199	28,070
Research and development	71,193	60,571	47,188
General and administrative	58,016	40,598	23,521
Intangible asset amortization	9,592	8,368	7,355
In-process research and development	25,100	350	23,450
Restructuring and impairment charges	23,993	1,331	2,103

Total operating expenses	226,730	150,417	131,687

Operating income (loss)	(135,839)	54,236	(27,304)
Other income (expense), net	2,908	2,301	(430)

Income (loss) from continuing operations before income taxes	(132,931)	56,537	(27,734)
Provision for income taxes	4,615	3,977	45,054

Income (loss) from continuing operations	(137,546)	52,560	(72,788)

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	2,107	(1,914)	666
Loss on sale of subsidiary	(23,464)	—	—

Total discontinued operations, net of tax	(21,357)	(1,914)	666

Net income (loss)	$(158,903)	$50,646	$(72,122)

Earnings (loss) per share from continuing operations:
Basic	$(1.19)	$0.51	$(0.81)

Diluted	$(1.19)	$0.44	$(0.81)

Earnings (loss) per share from discontinued operations:
Basic	$(0.18)	$(0.02)	$0.01

Diluted	$(0.18)	$(0.02)	$0.01

Net earnings (loss) per share:
Basic	$(1.37)	$0.49	$(0.80)

Diluted	$(1.37)	$0.42	$(0.80)

Basic weighted average common shares	115,918	103,396	90,212

Diluted weighted average common shares	115,918	135,906	90,212

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Net income (loss)	$(158,903)	$50,646	$(72,122)

Other comprehensive income (loss):
Foreign currency translation adjustments	52,898	(74,717)	57,030

Comprehensive loss	$(106,005)	$(24,071)	$(15,092)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock
	Shares	Amount	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance at December 28, 2003	63,257	$225,651	$—	$(1)	$45,387	$271,037
Issuance of Common Stock for acquisition, net of issuance costs of $255	40,686	296,748	—	—	—	296,748
Issuance of Common Stock related to employee stock-based compensation plans	519	2,636	—	—	—	2,636
Tax benefit related to employee stock-based compensation plans	—	283	—	—	—	283
Repurchases of Common Stock	(5,051)	(40,000)	—	—	—	(40,000)
Foreign currency translation adjustments	—	—	—	57,030	—	57,030
Net loss	—	—	—	—	(72,122)	(72,122)

Balance at January 2, 2005	99,411	485,318	—	57,029	(26,735)	515,612
Issuance of Common Stock for acquisition	10,000	79,500	—	—	—	79,500
Issuance of Common Stock related to employee stock-based compensation plans	1,527	10,184	—	—	—	10,184
Deferred stock-based compensation	200	2,536	(2,536)	—	—	—
Amortization of deferred stock-based compensation	—	—	36	—	—	36
Foreign currency translation adjustments	—	—	—	(74,717)	—	(74,717)
Net income	—	—	—	—	50,646	50,646

Balance at January 1, 2006	111,138	577,538	(2,500)	(17,688)	23,911	581,261
Reclassification of deferred stock-based compensation	—	(2,500)	2,500	—	—	—
Issuance of Common Stock for acquisition	17,700	163,118	—	—	—	163,118
Issuance of Common Stock related to employee stock-based compensation plans	1,243	12,210	—	—	—	12,210
Amortization of deferred stock-based compensation	—	1,014	—	—	—	1,014
Foreign currency translation adjustments	—	—	—	52,898	—	52,898
Net loss	—	—	—	—	(158,903)	(158,903)

Balance at December 31, 2006	130,081	$751,380	$—	$35,210	$(134,992)	$651,598

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(158,903)	$50,646	$(72,122)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,511	47,565	37,555
Loss on disposal of Arkivator	23,464	—	—
In-process research and development charge	25,100	350	23,450
Non-cash restructuring and impairment charges	52,996	1,331	458
Provision for sales returns and doubtful accounts	217	4,584	822
Provision for excess and obsolete inventories	15,799	14,559	2,249
Deferred income taxes	(10,394)	(262)	45,748
Tax benefit from stock issuances	—	—	283
Compensation costs related to stock-based awards	4,143	36	—
Loss (gain) on disposal of property, plant and equipment	(1,374)	223	(624)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	97,747	(88,864)	(129)
Inventories	(74,851)	(19,388)	(10,084)
Prepaid expenses and other current assets	(28,993)	5,528	(7,986)
Accounts payable	(33,759)	19,418	(20,794)
Accrued expenses and other current liabilities	(15,594)	(30,777)	(7,785)
Other non-current assets	(8,234)	7,864	(4,681)
Other non-current liabilities	1,882	(756)	(102)

Net cash provided by (used in) operating activities	(54,243)	12,057	(13,742)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,869)	(29,581)	(12,693)
Restricted cash	(730)	837	(25)
Short-term investments	—	135,200	(55,125)
Proceeds from the sale of property, plant and equipment	21,789	1,281	1,384
Proceeds from sale of assets held for sale	4,644	4,480	6,382
Proceeds from sale of business	24,723	1,062	—
Acquisitions, net of cash acquired	(191,593)	(48,473)	(88,537)

Net cash provided by (used in) investing activities	(152,036)	64,806	(148,614)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt, net of issuance costs	—	—	197,956
Principal payments on long-term debt	—	(1,027)	(33,124)
Common stock repurchases	—	—	(40,000)
Proceeds from stock-based compensation arrangements	9,127	10,185	2,636

Net cash provided by financing activities	9,127	9,158	127,468

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	6,177	(953)	2,486

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(190,975)	85,068	(32,402)
CASH AND CASH EQUIVALENTS, beginning of period	232,519	147,451	179,853

CASH AND CASH EQUIVALENTS, end of period	$41,544	$232,519	$147,451

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$5,375	$6,196	$2,149

Income taxes	$1,406	$3,795	$2,666

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$1,034	$—	$—

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

On September 2, 2005, Powerwave completed the acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) Therefore, these consolidated financial statements include the operations of the REMEC Wireless Acquisition for the year ended December 31, 2006, but only results for the months of September 2005 to December 2005 are included for the year ended January 1, 2006.

On September 29, 2006, Powerwave completed the sale of Arkivator Falköping AB (“Arkivator”), a wholly-owned subsidiary. Arkivator consisted of all of the Company’s contract manufacturing segment. Therefore, with its sale, the contract manufacturing segment of the Company is classified as discontinued operations and its results of operations are removed from continuing operations for all periods presented (see Note 18).

On October 15, 2006, Powerwave completed the acquisition of the Wireless Infrastructure Division business of Filtronic plc (the “Filtronic Wireless Acquisition”). Therefore, these consolidated financial statements include the operations of the Filtronic Wireless Acquisition only from October 15, 2006 to December 31, 2006 for the year ended December 31, 2006.

Fiscal Year

The Company operates on a 52 week fiscal year of 13 week fiscal quarters that ends on the Sunday closest to December 31. There is an exception of a 53-week fiscal year, that occurs approximately once every five years when an additional week is added during the first quarter to adjust the year to the Sunday closest to December 31. Fiscal year 2004, a 53-week fiscal year, ended on January 2, 2005. Fiscal year 2005 ended on January 1, 2006. Fiscal year 2006 ended on December 31, 2006. Fiscal years 2005 and 2006 each consisted of 52 weeks. Fiscal year 2007 ends on December 30, 2007.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The accounting provision of FIN 48 is effective for the Company beginning January 1, 2007. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. The Company is currently evaluating the provisions of FIN 48 and has not yet completed its determination of the impact of adoption on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS 157 will have on its results of operations and financial condition.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects Prior Period Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretative guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 was effective for the Company in the fiscal year ended December 31, 2006. The adoption of SAB 108 did not impact the Company’s results of operations or financial condition.

In November 2005, the FASB issued FASB Staff Position FAS123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to follow the alternative transition method for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

In May 2005 the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted this Statement beginning January 1, 2006 and it had no impact on its results of operations or financial condition.

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

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has pledged to fulfill certain obligations and is not available for general corporate purposes.

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Depending on the product line, such provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. The Company depreciates or amortizes these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

Machinery and equipment	2 to 10 years
Office furniture and equipment	3 to 10 years
Leasehold improvements	Remaining life of lease
Property under capital leases	3 to 5 years
Buildings	30 years
Building improvements	Remaining life of building

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We also review these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

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

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of the reporting unit, we utilize subjective valuations for the reporting unit based upon a discounted cash flow analysis. The discounted cash flow analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

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

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 we took a 100% valuation allowance against our U.S. deferred tax assets. This valuation allowance is still in place. Accordingly we have booked no tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the year ended December 31, 2006.

The Company has elected to follow the alternative transition method for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when they reduce taxes payable in accordance with the principles and timing under the relevant tax law. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

During the year ended December 31, 2006, the Company recognized total compensation expense of $4.1 million, which consists of $3.4 million for stock options and $0.7 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

Fiscal Year Ended December 31, 2006
Cost of sales	$245
Sales and marketing expenses	358
Research and development expenses	519
General and administrative expenses	3,021

Reduction in operating income before income taxes	4,143
Income tax effect using the current period effective tax rate	(126)

Reduction in net income	$4,017

Reduction in net income per share:
Basic	$0.03

Diluted	$0.03

As of December 31, 2006, unrecognized compensation expense related to the unvested portion of the Company’s stock options and employee stock purchase plan awards was approximately $5.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. We have utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during fiscal years 2006, 2005 and 2004 were $2.63 per share, $3.28 per share, and $2.48 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the years ended January 1, 2006 and January 2, 2005 would have approximated the pro forma amounts indicated below:

	Fiscal Years Ended
	January 1, 2006	January 2, 2005
Net income (loss):
As reported	$50,646	$(72,122)
Deduct: Additional expense per SFAS 123, fair value method, net of related tax effects	(2,356)	(4,760)

Basic pro forma net income (loss)	48,290	(76,882)
Add: Interest expense of convertible debt, net of tax	6,651	—

Diluted pro forma net income (loss)	$54,941	$(76,882)

Basic income (loss) per share:
As reported	$0.49	$(0.80)
Pro forma	$0.47	$(0.85)
Diluted income (loss) per share:
As reported	$0.42	$(0.80)
Pro forma	$0.40	$(0.85)

The fair value of options granted under the Company’s stock incentive plans during fiscal years 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Weighted average risk-free interest rate	4.80%	3.88%	2.80%
Expected life (in years)	4.6	5.9	5.3
Expected stock volatility	46%	44%	57%
Dividend yield	None	None	None

The weighted average risk free interest rate was calculated utilizing the U.S treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in the calculation.

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

Revenue Recognition

The majority of our revenue is derived from the sales of products. We recognize revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale. We offer certain of our customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. We monitor and track such product returns and record a provision for the estimated amount of such future returns based on historical experience and any notification we receive of pending returns. While such returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product returns could have a material adverse effect on our operating results for the period or periods in which such returns materialize.

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

Note 3. Inventories

Balance for the years ended December 31, 2006 and January 1, 2006 excluded Arkivator. Net inventories consist of the following:

	December 31, 2006	January 1, 2006
Parts and components	$66,181	$40,740
Work-in-process	12,604	4,119
Finished goods	84,967	49,835

Total inventories	$163,752	$94,694

Inventories are net of an allowance for excess and obsolete inventories of approximately $48.9 million and $17.5 million as of December 31, 2006 and January 1, 2006, respectively.

Note 4. Property, Plant and Equipment

Balance for the years ended December 31, 2006 and January 1, 2006 excluded Arkivator. Net property, plant and equipment consist of the following:

	December 31, 2006	January 1, 2006
Machinery and equipment	$217,624	$157,457
Buildings and improvements	69,401	72,489
Land	22,443	25,491
Office furniture and equipment	68,357	23,464
Leasehold improvements	10,573	2,839

Gross property, plant and equipment	388,398	281,740
Less: Accumulated depreciation and amortization	(249,726)	(133,648)

Total property, plant and equipment, net	$138,672	$148,092

During fiscal 2006, Powerwave entered into sale agreements for two of its three facilities located in Sweden. The prices negotiated resulted in a net loss of approximately $3.5 million. These two facilities are classified as assets held for sale at October 1, 2006. In addition, the Company recognized an impairment in the value of its remaining facility in Sweden of approximately $18.3 million, which the Company is currently preparing to sell. The total amount of these impairments is recognized in operating expenses for fiscal 2006.

Note 5. Goodwill

Balance for the years ended January 2, 2005 and January 1, 2006 included Arkivator. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and January 1, 2006 are as follows:

Balance, January 2, 2005	$277,223
Goodwill from acquisitions	49,560
Effect of foreign exchange rate changes	(46,656)

Balance, January 1, 2006	280,127
Goodwill from acquisitions	190,361
Sale of Arkivator	(19,834)
Effect of foreign exchange rate changes	34,821

Balance, December 31, 2006	$485,475

Note 6. Intangible Assets

Balance for the years ended December 31, 2006 and January 1, 2006 excluded Arkivator. Intangible assets as of December 31, 2006 and January 1, 2006, respectively, are comprised of the following:

	December 31, 2006			Wtd. Avg. Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizing:
Developed technology	$98,261	$(38,699)	$59,562	4.5 years
Customer-relationship/contracts	52,679	(17,463)	35,216	5.0 years
Distribution agreements	2,438	(2,438)	—
Backlog	4,795	(4,795)	—

	$158,173	$(63,395)	$94,778

	January 1, 2006			Wtd. Avg. Amortization Period
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Amortizing:
Developed technology	$63,808	$(24,448)	$39,360	4.5 years
Customer-relationship/contracts	34,942	(7,960)	26,982	5.5 years
Distribution agreements	2,107	(1,756)	351	2 years
Backlog	4,181	(4,181)	—	8 months

	$105,038	$(38,345)	$66,693

Future amortization expense is expected to be $30.0 million, $29.6 million, $23.3 million, $11.5 million and $0.4 million in fiscal years 2007, 2008, 2009, 2010 and 2011, respectively.

Note 7. Other Non-Current Assets

Balance for the years ended December 31, 2006 and January 1, 2006 excluded Arkivator. Other non-current assets consist of the following:

	December 31, 2006	January 1, 2006
Debt issue costs, net	5,557	7,110
Long-term deposits	82	988
Other prepaid expenses	2,546	124

Total other non-current assets	$8,185	$8,222

Note 8. Accrued Expenses and Other Current Liabilities

Balance for the years ended December 31, 2006 and January 1, 2006 excluded Arkivator. Accrued expenses and other current liabilities consist of the following:

	December 31, 2006	January 1, 2006
Accrued warranty costs	$40,273	$20,321
Accrued compulsory share liability (Note 17)	—	4,567
Accrued value added tax	165	6,505
Accrued interest expense	901	905
Accrued sales tax	866	268
Other accrued expenses and other current liabilities	25,967	17,758

Total accrued expenses and other current liabilities	$68,172	$50,324

Note 9. Restructuring and Impairment Charges

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic Wireless Acquisition, we formulated and began to implement a plan to restructure our global manufacturing operations with an initial primary focus on our operations in China. As part of this plan to reduce our costs, we are consolidating our manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China, acquired in the Filtronic Wireless Acquisition. The plan is expected to be completed by the end of the second quarter of 2007 and includes reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. Management made a decision to cease production of certain product lines manufactured in the two plants that are closing in China, as well as products manufactured in Costa Rica and produced at a contract manufacturer in China due to efforts to reduce costs and to eliminate duplicative product lines. The Costa Rica manufacturing facility was closed in December 2006. The Company recorded a charge of approximately $21.2 million for the impairment of the related inventory value that will be disposed and not generate future revenue. In addition, we recorded impairment of $0.7 million related to manufacturing equipment located in our plants to be closed in both China and Costa Rica.

The inventory and manufacturing equipment impairment charges were recorded in restructuring and impairment of cost of sales in the consolidated statements of operations. Also related to the discontinued product lines, the Company recorded a charge of approximately $5.6 million for the impairment of the related developed technology intangible assets valued as part of the purchase accounting for the REMEC Wireless Acquisition. The charge is included in within the intangible asset amortization line of cost of sales in the consolidated statements of operations. There will be no future cash flows to sustain the value of these intangible assets subsequent to December 31, 2006. In addition, the Company recorded approximately $3.8 million of inventory provision related to the Filtronic Wireless Acquisition to conform to the Company’s accounting policies.

During fiscal 2006, Powerwave listed for sale three facilities located in Sweden and entered into sale agreements for two of the three facilities. The prices negotiated resulted in a net loss of approximately $3.5 million. The total amount of these impairments was recognized in operating expenses for fiscal 2006. In the third quarter of 2006, the Company recognized impairment in the value of its remaining facility in Sweden of approximately $18.3 million. The Company is currently preparing to sell the facility and expects the facility to be sold by the end of the second quarter of 2007.

In December 2006, we completed the closure of our manufacturing facility in Barreal de Heredia, Costa Rica and offered the building for sale. The Company recorded an impairment charge of $0.2 million related to the building in the fourth quarter of 2006 and expects that the sale of the building will be completed in 2007 (see Note 19). The impairment charges are reflected within operating expenses and the restructuring and impairment charges line in the consolidated statement of operations.

Lastly, in conjunction with the consolidation of operations described above, we recorded severance expense of approximately $5.3 million in 2006, of which $3.1 million and $2.2 million is reflected in both restructuring and impairment of cost of sales and operating expenses, respectively, in the consolidated statements of operations. The Company paid $0.3 million in 2005 and, as a result, the accrued severance is $5.0 million at December 31, 2006.

A summary of the amounts recorded to the 2006 consolidated statements of operations and a summary the activity affecting Company’s accrued restructuring liability for the year ended December 31, 2006 for the actions described above are listed below:

For the Year Ended December 31, 2006
(in millions)
Intangible asset impairment	$5.6
Restructuring and impairment charges:
Inventory impairment	21.2
Acquired inventory provision	3.8
Building impairment	0.2
Severance	3.1
Other	0.7

29.0

Total for cost of sales	34.6

Building impairment	21.8
Severance	2.2

Total for operating expenses	24.0

$58.6

The costs associated with these exit activities were recorded in 2006 or will be recorded in the first half of 2007 in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. Restructuring activities are currently expected to continue through the second quarter of fiscal 2007.

Integration of Filtronic’s Wireless Infrastructure Division Business

We are continuing to evaluate our initial restructuring and consolidation plans for the Filtronic Wireless operations and we expect to finalize these plans in the first half of fiscal 2007.

Integration of REMEC’s Wireless Systems Business

We recognized $10.4 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”). The implementation of the restructuring and integration plan is substantially complete.

Integration with LGP Allgon

We recognized $26.6 million as liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of the LGP Allgon operations. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”). The implementation of the restructuring and integration plan is substantially complete.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless Systems Business and LGP Allgon for the years ended December 31, 2006 and January 1, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 2, 2005	$12,754	$4,001	$599	$17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	12,743	3,580	29	16,352
Amounts expensed	402	929	—	1,331
Amounts paid/incurred	(15,270)	(1,075)	(590)	(16,935)
Effect of exchange rates	(1,905)	(76)	(47)	(2,028)

Balance at January 1, 2006	8,787	7,359	243	16,389
Amounts accrued in purchase accounting	(2,359)	187	—	(2,172)
Amounts paid/incurred	(4,887)	(3,757)	(50)	(8,694)
Effect of exchange rates	545	(80)	5	470

Balance at December 31, 2006	$2,086	$3,709	$198	$5,993

We expect that the workforce reduction amounts will be paid out over the next 18 months and the facility closure amounts will be paid out over the remaining lease terms which approximate two years.

Note 10. Financing Arrangements and Long-Term Debt

On October 13, 2006, Powerwave entered into a Credit Agreement by and among the Company, the Lenders party thereto from time to time, Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent (the “Credit Agreement”). The Credit Agreement was amended on February 28, 2007 with an effective date of December 31, 2006, to adjust certain covenants. Prior to the Amendment, the Company received waivers from the lenders waiving certain covenants under the Credit Agreement, which required the maintenance of certain financial measure.

The Amended Credit Agreement provides for up to a $75 million revolving credit facility (the “Revolving Credit Facility”), which includes a $10 million sublimit for the issuance of standby letters of credit and a $20 million sublimit for multicurrency borrowings in Euro, Sterling, Yen and Swedish Krona. The obligations under the Amended Credit Agreement are guaranteed by Powerwave Wireless, Inc. and secured by substantially all present and future assets and properties of the Company, its subsidiaries and Powerwave Wireless Inc. The obligations under the Amended Credit Agreement are also secured by a pledge of 65% of the capital stock of Powerwave Technologies Sweden AB. The Amended Credit Agreement requires the Company to maintain certain financial covenants, including liquidity ratio, minimum EBITDA and an accounts receivable borrowing base.

The Revolving Credit Facility will terminate and all amounts outstanding thereunder will be due and payable in full on June 1, 2008, which maturity date may be extended from time to time by one year with the consent of all of the lenders under the Revolving Credit Facility. Under the terms of the Amended Credit Agreement, the principal amount outstanding under the Revolving Credit Facility will bear interest at a per annum rate equal to either (i) the LIBOR rate plus an adjustable applicable margin of between 1.375% and 1.875% or (ii) Comerica Bank’s prime rate plus 0.25%, at the election of the Company, subject to specified restrictions. The Revolving Credit Facility will be subject to payment of a facility fee of 0.25% per annum of the aggregate commitments under the Revolving Credit Facility, regardless of usage, an adjustable letter of credit fee of between 1.375% and 1.875% per annum with respect to outstanding standby letters of credit and certain fronting and other fees in connection with the issuance and amendment of standby letters of credit. At December 31, 2006, based on eligible accounts receivable, the Company had approximately $66 million available to it under the Amended Credit Agreement. There were no borrowings outstanding under the Amended Credit Agreement at December 31, 2006.

The Company expects to use the proceeds of the Revolving Credit Facility for working capital and for other general corporate purposes.

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

Note 11. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. During fiscal 2004, the Company matched 100% of the first 3% of eligible compensation contributed and 50% of the next 2% of eligible compensation contributed. Beginning fiscal 2005, the Company matched 100% of the first 5% of eligible compensation contributed. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Effective for fiscal year 2007, the Company will match 100% of the first 6% of eligible compensation contributed. Employer matching contributions for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 were $1.2 million, $1.0 million, and $0.9 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended December 31, 2006, January 1, 2006 or January 2, 2005.

Note 12. Employee Stock Purchase Plan

The Company’s Employee Stock Purchase Plan (the “ESPP”) provides that a total of 3,000,000 shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. During fiscal 2006, the eighteenth and nineteenth purchases under the ESPP occurred on January 31, 2006 and August 1, 2006, respectively. A total of 105,872 shares were purchased in the eighteenth purchase at $10.03 per share and 129,575 shares were purchased in the nineteenth purchase at $6.75 per share. At December 31, 2006, there were rights to purchase approximately 142,000 shares under the ESPP’s twentieth offering, which will conclude on January 31, 2007. There were 793,164 shares available for purchase at December 31, 2006 under the ESPP.

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

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 1995 Plan provides for the grant of non-statutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company’s Board of Directors. In addition, for any individual possessing 10% or more of the voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company’s Board of Directors. Options generally vest at the rate of 25% on the first anniversary of the grant date and 2% per month thereafter. All options expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company’s Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company’s Common Stock. As of December 31, 2006, a total of 5,763,224 options have been exercised under the 1995 Plan, of which a total of 2,478,224 shares of Common Stock have been funded from those shareholders party to the amended Stockholder’s Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At December 31, 2006, there were 52,621 options outstanding under the 1995 Plan at a weighted average exercise price of $8.72 share. The ability to grant additional shares under the 1995 Plan expired in December 2005. Therefore, there are no shares available for grant under the 1995 Plan at December 31, 2006 and there were a total of 52,621 shares of Common Stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), as amended, provides for the granting of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1996 Plan. As of December 31, 2006, all of the options granted under the 1996 Plan have been non-statutory options. The 1996 Plan provides that for non-statutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Authority to control and manage the 1996 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than ten years after the grant date. As of December 31, 2006, a total of 5,273,798 options had been exercised under the 1996 Plan and there were 3,629,018 options outstanding under the 1996 Plan at a weighted average exercise price of $12.11 per share. The ability to grant additional shares under the 1996 Plan expired on December 5, 2006. Therefore, there was no shares available for grant under the 1996 Plan at December 31, 2006.

1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. On November 10, 2005, our shareholders approved the Director Plan Amendment that extended the term of the Director Plan from its current expiration date of December 5, 2006 to December 5, 2016. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 31, 2006, a total of 208,125 options had been exercised under the Director Plan. There were 325,000 options outstanding under the Director Plan as of December 31, 2006 at a weighted average exercise price of $8.01 per share. There were 666,875 shares available for grant under the Director Plan at December 31, 2006.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provides that a total of 2,640,000 shares of the Company’s Common Stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only non-statutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more executive officers of the Company (the “Administrator”). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a “re-pricing” of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of December 31, 2006, 708,939 shares had been exercised under the 2000 Plan. There were 585,257 options outstanding under the 2000 Plan as of December 31, 2006 at a weighted average exercise price of $7.42 per share. There were 1,345,804 shares available for grant under the 2000 plan at December 31, 2006. The 2000 Plan has a termination date of March 17, 2010.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders of the Company on April 24, 2002. The 2002 Plan provides that a total of 2,000,000 shares of the Company’s Common Stock are reserved for issuance under the 2002 Plan. Employees and consultants or independent advisors who are in the service of the Company or its subsidiaries are eligible to participate in the 2002 Plan. The Company’s executive officers and other highly paid employees are also eligible to participate in the 2002 Plan. The 2002 Plan provides only for the granting of non-statutory stock options. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2002 Plan be granted options under the 2002 plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2002 Plan shall have a maximum term of no more than ten years from the grant date. Authority to control and manage the 2002 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine the administration of the 2002 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more officers of the Company. All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2002 Plan shall have the authority, consistent with the provisions of the 2002 Plan and the authority of the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2002 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an option agreement to effect a “re-pricing” of the exercise price of such option either by (1) lowering the exercise price of a previously granted option or (2) by canceling a previously granted option and granting a new option except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2002 Plan shall not be considered a re-pricing of such option. As of December 31, 2006, 463,050 shares had been exercised under the 2002 Plan. There were 1,536,870 options outstanding under the 2002 Plan as of December 31, 2006 at a weighted average exercise price of $6.01 per share. There were 80 shares available for grant under the 2002 plan at December 31, 2006. The 2002 Plan has a termination date of January 23, 2012.

2005 Stock Incentive Plan

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was approved by the shareholders of the Company on November 10, 2005. The 2005 Plan provides that a total of 7,500,000 shares of the Company’s Common Stock are reserved for issuance under the 2005 Plan. Any person who is an employee of the Company or any affiliate thereof, any person to whom an offer of employment with the Company has been extended, as determined by the Committee, or any person who is a non-employee director is eligible to be designated by the Committee to receive awards and become a participant under the 2005 Plan. The 2005 Plan includes the following equity compensation awards: non-qualified stock options, restricted stock awards, unrestricted stock awards, stock appreciation rights and restricted stock units. The exercise price per share of a stock option shall not be less than the fair market value of the Company’s common stock on the date the option is granted, provided that the Committee may in its discretion specify for any stock option an exercise price per share that is higher than the fair market value of the Company’s common stock on the date the option is granted. The Committee shall determine the period during which a vested stock option may be exercised, provided that the maximum term of a stock option shall be ten years from the date the option is granted. A maximum of 7,500,000 shares of common stock may be issued and sold under all awards, restricted and unrestricted, granted under the 2005 Plan. Of such aggregate limit, the maximum number of shares of common stock that may be issued under all awards of restricted stock, restricted stock units and stock awards, in the aggregate, shall be 3,000,000 shares. The maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, restricted stock, stock units and stock awards, in the aggregate, granted to any one participant during any single fiscal year period shall be 500,000 shares. The foregoing limitations shall each be applied on an aggregate basis taking into account awards granted to a participant under the 2005 Plan as well as awards of the same type granted to a participant under any other equity-based compensation plan of the Company or any affiliate thereof. The 2005 Plan is to be administered by either the Board of Directors or one or more committees designated by the Board (the “Committee”). The Committee shall have such powers and authority as may be necessary or appropriate to carry out the functions of the Committee as described in the 2005 Plan. Subject to the express limitations of the 2005 Plan, the Committee shall have authority in its discretion to determine the persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Committee may prescribe, amend and rescind rules and regulations relating to the 2005 Plan. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties. Additionally, the Committee may delegate to one or more officers of the Company the ability to grant and determine terms and conditions of awards under the 2005 Plan to certain employees, and the Committee may delegate to any appropriate officer or employee of the Company responsibility for performing certain ministerial functions under the 2005 Plan. Subject to anti-dilution adjustment provisions in the 2005 Plan, without the prior approval of the Company’s shareholders, evidenced by a majority of votes cast, neither the Committee nor the Board of Directors shall cause the cancellation, substitution or amendment of a stock option that would have the effect of reducing the exercise price of such a stock option previously granted under the 2005 Plan, or otherwise approve any modification to such a stock option that would be treated as a “repricing” under the then applicable rules, regulations or listing requirements adopted by the Nasdaq Stock Market. As of December 31, 2006, 200,000 shares of restricted stock had been granted under the 2005 Plan. There were 933,500 options outstanding under the 2005 Plan as of December 31, 2006 at a weighted average exercise price of $7.47 per share. There were 6,366,500 shares available for grant under the 2005 plan at December 31, 2006. The 2005 Plan has a termination date of September 20, 2015.

The following table summarizes activity for outstanding options under the Company’s stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 28, 2003	8,952	$12.05
Granted	1,603	$7.51
Exercised	(251)	$4.86
Canceled	(1,355)	$14.41

Balance at January 2, 2005	8,949	$10.90
Granted	660	$9.01
Exercised	(1,333)	$6.58
Canceled	(1,133)	$16.59

Balance at January 1, 2006	7,143	$10.63
Granted	2,071	$7.62
Exercised	(1,087)	$6.74
Canceled	(1,071)	$15.74

Balance at December 31, 2006	7,056	$9.57	6.02	$3,293

Vested or expected to vest at December 31,2006	6,468	$9.74	5.78	$3,253

Exercisable at December 31, 2006	4,136	$10.99	4.29	$2,933

The following table summarizes information about all stock options outstanding at December 31, 2006 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan, 2002 Plan and 2005 Plan:

	Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$ 2.19—$ 5.41	1,927	$4.78	4.81	1,687	$4.75
$ 5.63—$ 7.03	1,205	$6.52	5.18	840	$6.48
$ 7.08—$ 7.47	1,811	$7.47	9.59	26	$7.20
$ 7.50—$13.12	1,418	$10.38	5.03	905	$10.86
$13.27—$67.08	695	$31.95	3.57	678	$32.41

Total	7,056	$9.57	6.02	4,136	$10.99

The Company granted 200,000 shares of restricted stock on December 19, 2005 that are subject to a risk of forfeiture which lapses with respect to 20,000 shares every 3 months following the grant date so that the risk of forfeiture lapses with respect to all shares on June 19, 2008. The market value per share on the date of the grant was $12.68. The Company recorded $1.0 million of compensation expense during 2006 related to this grant that is reflected as a component of general and administrative expense. The Company will continue to record compensation expense during the term of this award. With the adoption of FAS 123(R), the unamortized compensation cost at January 2, 2006 was reclassified to common stock.

Note 14. Commitments and Contingencies

Future minimum lease payments required under all operating leases at December 31, 2006 are payable as follows:

Fiscal Year	Total
2007	$5,739
2008	4,025
2009	2,178
2010	1,158
2011	70
Thereafter	—

Total	$13,170

Total rent expense was $4.3 million, $4.6 million and $3.4 million for the years ended December 31, 2006, January 1, 2006 and January 2, 2005, respectively.

On March 10, 2006, the Company sold the manufacturing facility in the Philippines to Celestica. As part of this sale, the Company have committed to buy products from Celestica manufactured in the Philippines facility. If the Company do not maintain certain production levels with Celestica, the Company could be adversely impacted and required to pay certain penalties for failing to reach certain production volumes. Such failure could have a negative impact on our operating results

In January and February 2007, three purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., and Achille Tedesco v. Powerwave Technologies, Inc., et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. The Company believes that the purported shareholder class actions are without merit and intends to defend them vigorously.

Note 15. Contractual Guarantees and Indemnities

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the years ended January 1, 2006 and December 31, 2006 is as follows:

Description	Accrued Warranty Costs
Balance at January 2, 2005	$10,164
Reserve balances assumed in acquisitions	8,544
Reductions for warranty costs incurred	(6,075)
Warranty accrual related to current year sales	2,684
Change in estimate related to previous warranty accruals	6,157
Effect of exchange rates	(1,153)

Balance at January 1, 2006	20,321
Reserve balances assumed in acquisitions	21,210
Reductions for warranty costs incurred	(18,089)
Warranty accrual related to current year sales	9,217
Change in estimate related to previous warranty accruals	6,684
Effect of exchange rates	930

Balance at December 31, 2006	$40,273

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of December 31, 2006 is included below:

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

Note 16. Income Taxes

The components of continuing operations income (loss) before income taxes and provision for (benefit from) income taxes for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 consists of the following:

	Fiscal Years
	December 31, 2006	January 1, 2006	January 2, 2005
Income (loss) from continuing operations before income taxes:
United States	$(36,769)	$43,313	$(20,206)
Foreign	(96,162)	13,224	(7,528)

Total	$(132,931)	$56,537	$(27,734)

Provision for (benefit from) income taxes:
Current:
Federal	$—	$1,058	$(632)
State	—	668	(786)
Foreign	3,837	2,526	—

Total current provision (benefit)	3,837	4,252	(1,418)

Deferred:
Federal	—	—	36,367
State	—	—	6,728
Foreign	778	(275)	3,377

Total deferred provision (benefit)	778	(275)	46,472

Total	$4,615	$3,977	$45,054

The provision (benefit) for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 as follows:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Taxes at federal statutory rate	$(46,526)	$19,788	$(9,707)
State taxes, net	—	435	3,746
In-process research and development charge	2,004	—	8,208
Foreign income taxed at different rates	9,230	(2,378)	(824)
Research and experimentation tax credits	—	—	(1,135)
Other	105	215	(5)
Change in federal valuation allowance	39,802	(14,083)	44,771

Provision for (benefit from) income taxes	$4,615	$3,977	$45,054

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	December 31, 2006	January 1, 2006
Deferred tax assets:
Accruals and provisions	$22,710	$12,124
Inventory	8,156	2,744
Net operating loss carry-forwards	67,760	22,377
Property, plant and equipment	4,718	4,677
Intangibles	4,227	—
Tax credit carry-forwards	24,058	23,782
Other	43	122

Gross deferred tax assets	131,672	65,826
Less: valuation allowance	(130,898)	(60,079)

Net deferred tax assets	774	5,747

Deferred tax liabilities:
Amortizable intangible assets	—	(1,801)

Gross deferred tax liabilities	—	(1,801)

Net deferred tax assets (liabilities)	$774	$3,946

As of December 31, 2006, Powerwave had combined federal and state operating loss carry-forwards of approximately $125.1 million and $90.7 million, respectively, that expire from 2021 to 2024 and foreign operating loss carry-forwards of $126.6 million with no expiration date. The Company also had federal and California tax credit carry-forwards of $8.8 million and $15.2 million, respectively. The federal tax credits will begin to expire in 2021 and the California tax credits will begin to expire in 2007.

Foreign earnings of the company are primarily considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes, less applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation, but is not expected to result in additional U.S. tax expense as a result of the Company’s U.S. net operating losses and valuation allowance.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Based on historical and forecasted earnings, the Company established a valuation allowance against its net deferred tax assets of approximately $20.8 million and $7.1 million in Sweden and the UK, respectively, during the fourth quarter of 2006. The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2006 where the Company believes it is more likely than not that deferred tax assets will not be realized.

Note 17. Acquisitions

Filtronic Wireless Acquisition

On October 15, 2006, Powerwave completed the acquisition of all the outstanding voting securities of Filtronic (Overseas Holdings) Limited and substantially all of the assets of Filtronic Comtek (UK) Limited, each such entity a wholly-owned subsidiary of Filtronic plc, a company registered in England and Wales (such transaction, the “Filtronic Wireless Acquisition”). The purchase price consisted of $185 million in cash and 17.7 million shares of Powerwave’s Common Stock valued at $163.1 million based on the average closing price of $9.22 per share for three days before and after the announcement of the acquisition on June 12, 2006. The Filtronic Wireless Acquisition was made pursuant to an Agreement by and among Powerwave, Filtronic plc and Filtronic Comtek (UK) Limited dated as of June 12, 2006 and amended on September 4, 2006 (together, the “Filtronic Acquisition Agreement”). There were several reasons for the Filtronic Wireless Acquisition, and these included expansion of our transit and receive filter product lines and acquisition of complementing remote radio head products and RF conditioning products, as well as strengthening of our design and engineering resources.

The aggregate purchase price of the Filtronic Wireless Acquisition was comprised of the following:

Common stock	$163,118
Cash	185,000
Transaction costs paid by Powerwave	5,116

Total purchase price	$353,234

The Company completed a preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management with the assistance of independent valuation specialists. Such allocation and amounts may change as management finalizes its restructuring and integration plan, product line rationalization decisions, as well as its final evaluation of liabilities associated with warranty obligations assumed in the Filtronic Wireless Acquisition. We currently expect to finalize the consolidation and integration plan for the Filtronic Wireless business in the first half of fiscal 2007. The purchase price may change as we finalize the settlement of certain transition agreements with Filtronic plc. Powerwave allocated approximately $41.8 million to various identifiable intangible assets related to technology and customers, with a weighted average life of 4 years. In addition, Powerwave wrote up the acquired Filtronic Wireless finished goods inventory to fair value, all of which was sold during the fourth quarter of fiscal 2006 and resulted in acquired inventory incremental costs of approximately $2.2 million.

The Company’s consolidated financial statements for the year ended December 31, 2006 include a charge of $25.1 million for the write-off of acquired in-process research and development expenses associated with the acquisition of Filtronic Wireless. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects.

New product development projects underway at Filtronic at the time of the acquisition included, among others, passive filter/diplexer products covering multiple frequency bands, various transmit and receive modules covering multiple frequency bands, a tower-mounted amplifier project covering full band capability and digital remote radio head products covering multiple frequency bands power levels. At the date of the acquisition, the Company estimated that the cost to complete these projects aggregated approximately $3.5 million and expected the cost to be incurred over a three year period. As of December 31, 2006, the remaining expected cost to be incurred is $2.9 million.

As part of the Filtronic Acquisition, the Company committed to establishing a new defined contribution pension arrangement for the employees of the UK operations of Filtronic with effect from November 1, 2006. The intent is that the overall pension and death benefits will be broadly equivalent, but not identical, to those provided under a similar plan established by Filtronic plc. All benefits for employees covered under the plan only accrue from the start date of November 1, 2006. As of December 31, 2006, the arrangement was not in place. Included in accrued expenses in the consolidated balance sheet was $0.2 million related to the anticipated arrangement at December 31, 2006.

The following table summarizes the preliminary allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the Filtronic Wireless Acquisition:

Assets:
Current assets	$110,061
Goodwill	186,493
Identifiable intangible assets	42,600
Other non-current assets	39,275

Total assets	378,429

Liabilities:
Current liabilities	(47,475)
Other non-current liabilities	(2,820)

Total liabilities	(50,295)

In-process research and development	25,100

Total purchase price	$353,234

The goodwill recorded as part of the purchase accounting is not deductible for income tax purposes.

The following unaudited pro forma financial information for the years ended December 31, 2006 and January 1, 2006, assumes that the Filtronic Wireless Acquisition had occurred on the first day of each period presented. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

	Fiscal Years Ended
Pro forma	December 31, 2006	January 1, 2006
Net sales	$992,080	$1,095,601

Net income (loss)	$(202,644)	$76,209

Basic income (loss) per share	$(1.56)	$0.63

Diluted income (loss) per share	$(1.56)	$0.50

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

In connection with the acquisition, we formulated and began to implement a plan to restructure and integrate the operations of the combined companies. Initial estimated costs to restructure and integrate the REMEC Wireless operations were included in the allocation of the purchase consideration. See “Note 9. Restructuring and Impairment Charges” for additional information on the Company’s restructuring and integration plans.

The Company completed an allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management with the assistance of independent valuation specialists. Such allocation and amounts may change as management finalizes its evaluation of liabilities associated with warranty obligations assumed in the REMEC Wireless Acquisition. Powerwave allocated approximately $28.7 million to various identifiable intangible assets related to technology and customers, with a weighted average life of 4 years. In addition, Powerwave wrote up the acquired REMEC Wireless finished goods inventory to fair value, all of which was sold during the third quarter of fiscal 2005 and resulted in a charge of $1.4 million.

The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the REMEC Wireless Acquisition:

Assets:
Current assets	$72,802
Goodwill	49,113
Identifiable intangible assets	28,720
Other non-current assets	39,816

Total assets:	190,451

Liabilities:
Current liabilities	(67,995)
Other non-current liabilities	(102)

Total liabilities	(68,097)

Total purchase price	$122,354

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

Pro forma	Fiscal Year Ended
January 1, 2006
Net sales	$993,660

Net income (loss)	$32,350

Basic income (loss) per share	$0.29

Diluted income (loss) per share	$0.22

Kaval Wireless Acquisition:

On February 9, 2005, the Company acquired certain assets and assumed certain liabilities of Kaval Wireless Technologies, Inc. (“Kaval”) for $10.8 million in cash. The Company has completed an allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management, with the assistance of independent valuation specialists. Such allocation includes $0.4 million to purchased in-process research and development that was expensed upon completion of the acquisition (as a charge not deductible for tax purposes) since the underlying products had not reached technological feasibility, successful development was uncertain and no future alternative uses existed. The results of operations of Kaval are included in Powerwave’s consolidated financial statements from February 9, 2005 forward. The pro-forma effect of the acquisition is not material to the Company’s results of operations for fiscal 2005.

Note 18. Discontinued Operations

In the third quarter of fiscal 2006, Powerwave received an offer for the purchase of Arkivator Falköping AB, it’s wholly-owned subsidiary. Arkivator consisted of Powerwave’s entire contract manufacturing segment.

Powerwave’s Board of Directors accepted the offer with the sale being completed on September 29, 2006. The sales price was approximately $27.1 million, which includes the repayment of certain indebtedness. The sales price was received in cash at closing with the exception of $1.5 million due and payable in three equal installments of $500,000 on September 30, 2007, 2008 and 2009. The sale resulted in a loss of $23.5 million. There is no tax benefit associated with this capital loss under Swedish tax law. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from Powerwave’s continuing operations for all reporting periods presented. The cash flows activities of the contract manufacturing segment remain in the statements of cash flows for all periods presented.

For fiscal 2006, Powerwave classified the contract manufacturing segment as a discontinued operation as a result of the sale of the business. For operating segment reporting, the contract manufacturing business was previously reported as a separate operating segment.

Summarized financial information for discontinued operations is set forth below:

	Fiscal Years Ended (in thousands)
	December 31, 2006	January 1, 2006	January 2, 2005
Net sales	$35,736	$40,748	$25,046

Income (loss) from discontinued operations (net of tax of $888, $744 and $259 for the fiscal years ended December 31, 2006, January 1, 2006 and January 2, 2005 respectively)	$2,107	$(1,914)	$666
Loss on sale of subsidiary	(23,464)	—	—

Total discontinued operations, net of tax	$(21,357)	$(1,914)	$666

Note 19. Asset Held For Sale

As part of the restructuring plan related to the REMEC Wireless Acquisition, we moved production of certain wireless communications equipment out of Costa Rica primarily to Asia and vacated the building in Barreal de Heredia, Costa Rica. In the fourth quarter of 2006, we completed the final consolidation of the building and made it available for sale. The Company expects that the final sale and disposal of the building will be completed in 2007. The carrying value of the building has been separately presented in the accompanying balance sheet in the caption “Assets held for sale,” and effective November 2006, this asset is no longer depreciated (see Note 9).

Note 20. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our subordinated convertible notes. The components of other income, net, are as follows:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006	January 2, 2005
Interest income	$7,301	$7,609	$2,906
Interest expense	(7,931)	(7,718)	(3,801)
Foreign currency gain (loss), net	205	1,361	(182)
Other income (expense), net	3,333	1,049	647

Total	$2,908	$2,301	$(430)

Note 21. Earnings (Loss) Per Share

In accordance with SFAS 128, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 31,768,205 and 15,892,536 related to the Company’s convertible debt and stock option programs have been excluded from diluted weighted average common shares for the years ended December 31, 2006 and January 2, 2005, as the effect would be anti-dilutive.

Diluted earnings per share for the year ended January 1, 2006 includes the add-back of interest expense (net of tax) of approximately $6.7 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 shares, as well as stock options under the treasury stock method of 2,083,031 shares.

The following details the calculation of basic and diluted earnings (loss) per share:

	December 31, 2006	January 1, 2006	January 2, 2005
Basic:
Income (loss) from continuing operations	$(137,546)	$52,560	$(72,788)
Weighted average common shares	115,918	103,396	90,212

Basic income (loss) per share from continuing operations	$(1.19)	$0.51	$(0.81)

Loss from discontinuing operations	$(21,357)	$(1,914)	$666

Loss per share from discontinuing operations	$(0.18)	$(0.02)	$0.01

Diluted:
Income (loss) from continuing operations	$(137,546)	$52,560	$(72,788)
Interest expense of convertible debt, net of tax	—	6,651	—

Income (loss) from continuing operations, as adjusted	$(137,546)	$59,211	$(72,788)

Weighted average common shares	115,918	103,396	90,212
Potential common shares	—	32,510	—

Weighted average common shares, as adjusted	115,918	135,906	90,212

Diluted income (loss) per share from continuing operations	$(1.19)	$0.44	$(0.81)

Loss from discontinuing operations	$(21,357)	$(1,914)	$666

Loss per share from discontinuing operations	$(0.18)	$(0.02)	$0.01

Note 22. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the years ended December 31, 2006, January 1, 2006, and January 2, 2005, sales to customers that accounted for 10% or more of revenues for the year totaled $242.3 million, $235.6 million, and $163.7 million, respectively. For fiscal year 2006, sales to Nokia accounted for approximately 21% of revenues, and sales to Siemens accounted for approximately 13% of revenues. For fiscal year 2005, sales to Cingular Wireless accounted for approximately 16% of revenues, and sales to Nokia accounted for approximately 14% of revenues. For fiscal year 2004, sales to Nortel accounted for approximately 25% of revenues, and sales to Nokia accounted for approximately 11%.

As of December 31, 2006, approximately 31% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during fiscal 2006. The inability to collect outstanding receivables from the customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 23. Supplier Concentrations

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

Note 24. Segment

Powerwave operates in one reportable business segment: “Wireless Communications.” Powerwave’s revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world.

On September 29, 2006, Powerwave sold its Arkivator subsidiary which operated its entire contract manufacturing segment. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from continuing operations for all reporting periods (see Note 18). The cash flow activities of the contract manufacturing segment remain in the statements of cash flows for all periods presented.

Powerwave manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, Powerwave sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel/Lucent, Ericsson, Motorola, Nokia, Nortel, Siemens and Samsung. The other major channel is direct to wireless network operators, such as Cingular Wireless, Bouyges, Orange, Sprint, Verizon Wireless and Vodafone. A majority of our products are sold to both sales channels. The Company maintains global relationships with most of our customers. Our original equipment manufacturer customers normally purchase on a globally basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

Balance for the years ended December 31, 2006 and January 1, 2006 excluded Arkivator. The following table presents a further analysis of Powerwave’s sales based upon product groups:

	Fiscal Years Ended
Wireless Communications Product Groups	December 31, 2006		January 1, 2006		January 2, 2005
Antenna systems	$195,879	27.3%	$246,220	31.4%	$110,991	24.7%
Base station subsystems	449,276	62.7%	457,260	58.3%	277,521	61.8%
Coverage solutions	71,731	10.0%	80,850	10.3%	60,356	13.5%

Total net segment sales	$716,886	100.0%	$784,330	100.0%	$448,868	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions.

Balance for the years ended December 31, 2006 and January 1, 2006 excluded Arkivator. The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended
Geographic Area	December 31, 2006	January 1, 2006	January 2, 2005
United States	$183,149	$293,137	$114,665
Asia	102,731	76,303	61,895
Europe	396,872	393,022	235,792
Other international	34,134	21,868	36,516

Total net sales	$716,886	$784,330	$448,868

Asian sales include sales to China, India, South Korea and other locations in Asia. Other international sales include sales to Canada, Mexico, Latin and South America and all other foreign countries. Sales to Canada were $12.7 million, $4.9 million, and $22.9 million during the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively. Sales to Finland were $106.0 million, $49.0 million, and $22.8 million during the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively. Sales to France were $38.9 million, $36.8 million, and $49.8 million during the years ended December 31, 2006, January 1, 2006, and January 2, 2005, respectively.

QUARTERLY FINANCIAL DATA (UNAUDITED)

(in thousands, except per share data)

	Quarters Ended
	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006(1)
Fiscal 2006:
Net sales	$181,811	$219,555	$145,768	$169,752
Gross profit (loss)	$36,284	$51,264	$20,364	$(17,021)
Operating income (loss)	$(3,783)	$12,914	$(41,256)	$(103,714)
Income (loss) from continuing operations	$(3,430)	$11,780	$(29,214)	$(116,682	)(2)
Net income (loss)	$(2,280)	$12,622	$(54,370)	$(114,875)

Basic earnings (loss) per share from continuing operations	$(0.03)	$0.10	$(0.26)	$(0.91)
Diluted earnings (loss) per share from continuing operations	$(0.03)	$0.09	$(0.26)	$(0.91)
Basic earnings (loss) per share	$(0.02)	$0.11	$(0.48)	$(0.90)
Diluted earnings (loss) per share	$(0.02)	$0.10	$(0.48)	$(0.90)
Basic weighted average common shares	111,660	112,166	112,306	127,542
Diluted weighted average common shares	111,660	144,007	112,306	127,542

	Quarters Ended
	April 3, 2005		July 3, 2005	October 2, 2005(3)	January 1, 2006(4)
Fiscal 2005:
Net sales	$152,388		$174,538	$207,992	$249,412
Gross profit	$40,363		$47,525	$53,740	$63,025
Operating income	$5,791	(3)	$11,687	$16,690	$20,068
Income from continuing operations	$5,094	(3)	$13,921	$13,488	$20,057
Net income	$5,371	(3)	$13,014	$13,105	$19,156

Basic earnings (loss) per share from continuing operations	$0.05		$0.14	$0.13	$0.18
Diluted earnings (loss) per share from continuing operations	$0.05		$0.12	$0.11	$0.15
Basic earnings (loss) per share	$0.05		$0.13	$0.13	$0.17
Diluted earnings (loss) per share	$0.05		$0.11	$0.11	$0.15
Basic weighted average common shares	99,574		99,734	103,473	110,801
Diluted weighted average common shares	131,229		131,908	136,214	143,803

(1)	Financial results include the Filtronic business beginning October 2006.
(2)

Powerwave incurred acquisition, amortization, restructuring and impairment related charges during the fourth quarter of 2006. For the fourth quarter of 2006, we incurred an intangible asset impairment charge of approximately $5.6 million related to the decision to cease production of certain products acquired as part of the REMEC Wireless acquisition. Included in the restructuring and impairment charges is approximately $21.2 million of inventory related charges related to the restructuring and planned closures of the company’s Costa Rica, Wuxi, China and Shanghai, China manufacturing locations, approximately $0.9 million related to equipment impairments at these manufacturing locations, an additional approximately $5.1 million in severance costs related to facility closures, approximately $0.9 million for additional impairment of facilities in Sweden, and approximately $3.8 million of inventory provision related to the acquired Filtronic Wireless Infrastructure Division business to conform with the Company’s accounting policies.

(3)

Operating income and net income for the quarter ended April 3, 2005 include a non-cash charge of $0.4 million for in-process research and development that was expensed upon completion of the Kaval acquisition. See “Note 17. Acquisitions” of the preceding “Notes to Consolidated Financial Statements.”

(4)	Financial results include the REMEC Wireless business beginning September 2005.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2006. Such assessment excluded the internal controls over financial reporting related to our acquisition of Filtronic. Since we completed the acquisition of Filtronic on October 15, 2006, it was not possible to conduct a complete assessment of Filtronic’s internal control over financial reporting in the period between the completion of the acquisition and the date of our management’s assessment of our internal controls over financial reporting. Therefore, our conclusion in this Annual Report on Form 10-K regarding the effectiveness of our internal control over financial reporting as of December 31, 2006 does not include the internal controls over financial reporting of Filtronic. Our fiscal 2006 consolidated financial statements include the operating results of Filtronic for two and one-half months. During this period, these operations generated approximately 5% of total revenues. Additionally, Filtronic’s total assets as of December 31, 2006 were approximately 17% of consolidated total assets.

In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 31, 2006, our internal control over financial reporting, excluding internal controls over financial reporting with respect to Filtronic, are effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Powerwave Technologies, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Filtronic, which was acquired on October 15, 2006 and whose financial statements reflect total assets and revenues constituting 17 and 5 percent, respectively, of the related total consolidated financial statement amounts of assets and revenues as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Filtronic. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 6, 2007 expressed an unqualified opinion on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
March 6, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Identification of Director’s and Executive Officers.

The information required hereunder is incorporated by reference from the sections of Powerwave’s Proxy Statement filed in connection with our 2007 Annual Meeting of Stockholders under the captions “Election of Directors” and “Executive Compensation.”

(b)	Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of Powerwave’s Proxy Statement filed in connection with our 2007 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c)	Code of Ethics.

The information required hereunder is incorporated by reference from the sections of Powerwave’s Proxy Statement filed in connection with our 2007 Annual Meeting of Stockholders under the caption “Code of Ethics.”

(d)	Nominating Committee, Audit Committee, Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of Powerwave’s Proxy Statement filed in connection with our 2007 Annual Meeting of Stockholders under the caption “What committees has the Board of Directors established?”

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Powerwave’s Proxy Statement filed in connection with its 2007 Annual Meeting of Stockholders under the headings “Executive Compensation” and “Stock Performance Comparison.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of the Powerwave’s Proxy Statement filed in connection with its 2007 Annual Meeting of Stockholders under the caption “Stock Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from the sections in Powerwave’s Proxy Statement filed in connection with its 2007 Annual Meeting of the Stockholders under the captions “Certain Relationships” and “Transactions with Management and Others” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated by reference from the sections in Powerwave’s Proxy Statement filed in connection with its 2007 Annual Meeting of the Stockholders under the captions “Audit and Non-Audit Fees.”

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

(3)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
3.2	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.4	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.4.1	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on May 12, 2006).

3.4.2	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4.1 to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on October 27, 2006).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Powerwave Technologies, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A dated June 4, 2001).

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to Registrant’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 10, 2005).

4.1

Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders

(incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2	Amendment to Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.3	Indenture, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.4	Registration Rights Agreement, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.5	Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001).

4.5.1	First Amendment to Rights Agreement, dated June 19, 2003, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 2 of the Company’s Form 8-A12G/A as filed with the Securities and Exchange Commission on July 10, 2003).

4.5.2	Second Amendment to Rights Agreement, dated September 29, 2006, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006).

4.6	Form of Global 1.25% Convertible Subordinated Note Due 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 (File No. 333-107633) as filed with the Securities and Exchange Commission on August 4, 2003).

4.7	Indenture, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deusche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.8	Registration Rights Agreement, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.9	Form of Global 1.875% Convertible Subordinated Note due 2024 (included in Exhibit 4.7).

4.10	Registration Rights Agreement by and between Powerwave Technologies, Inc. and Filtronic plc dated as of June 12, 2006 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 15, 2006).

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

10.14

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s

Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.24	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.25	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.33	Manufacturing Services and Supply Agreement between the Company and Celestica Corporation dated as of November 1, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s form 10-K as filed with the Securities and Exchange Commission on February 24, 2003).**

10.33.1	Amending Agreement dated March 10, 2006 between the Company and Celestica Corporation (incorporated by reference to Exhibit 10.33.1 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2005). **

10.34	Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 22, 2002).*

10.35	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 22, 2002).*

10.36	Manufacturing Services and Supply Agreement between the Company and Venture Corporation Limited dated as of January 13, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2003).**

10.37	Repair Services Agreement between the Company and VM Services, Inc. dated June 26, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2003).**

10.39	Change in Control Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.39 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.40	Change in Control Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.41	Change in Control Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.42	Severance Agreement dated as of August 1, 2003, between the Company and Bruce C. Edwards (incorporated by reference to Exhibit 10.42 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.43	Severance Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.44	Severance Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.48	Amendment to Severance Agreement between the Company and Bruce C. Edwards dated May 3, 2005 (incorporated by reference to Exhibit 10.48 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2005).*

10.49	Amendment to Change of Control Agreement between the Company and Bruce C. Edwards dated May 3, 2005 (incorporated by reference to Exhibit 10.49 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 12, 2005).*

10.50	Powerwave Technologies, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.51	Form of Stock Option Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.52	Form of Restricted Stock Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.53	Form of Stock Appreciation Rights Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.54	Form of Restricted Stock Unit Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.55	Form of Stock Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.56	Share Purchase Agreement between LGP Allgon Holding AB and IGC Industrial Growth Company AB dated September 29,2006 (incorporated by reference to Exhibit 10.56 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2006).

10.57	Credit Agreement by and among the Powerwave Technologies, Inc., the Lenders party thereto from time to time (the “Lenders”), Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent dated October 13, 2006 (incorporated by reference to Exhibit 10.57 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2006).

10.57.1	First Amendment to Credit Agreement dated as of February 28, 2007 between Powerwave Technologies, Inc., the lenders party thereto from time to time (“Lenders”), Bank of America, N.A., as Documentation Agent and Comerica Bank, as Administrative Agent (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on March 2, 2007).

10.58	Agreement by and among Powerwave Technologies, Inc., Filtronic plc and Filtronic Comtek (UK) Limited dated as of June 12, 2006 (certain schedules omitted) (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 15, 2006).

10.58.1	Deed of Amendment dated September 4, 2006 between Powerwave Technologies, Inc., Filtronic plc and Filtronic Comtek (UK) Limited (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2006).

10.59	Powerwave Technologies Executive Officer Cash Compensation Plan (incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006). *

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended December 28, 2003 as filed with the Securities and Exchange Commission on February 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 6th day of March 2007.

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

Signature	Title	Date

/s/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2007

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2007

/s/ BRUCE C. EDWARDS Bruce C. Edwards	Executive Chairman of the Board of Directors	March 6, 2007

/s/ JOHN L. CLENDENIN John L. Clendenin	Director	March 6, 2007

/s/ DANIEL A. ARTUSI Daniel A. Artusi	Director	March 6, 2007

/s/ DAVID L. GEORGE David. L. George	Director	March 6, 2007

/s/ EUGENE L. GODA Eugene L. Goda	Director	March 6, 2007

/s/ CARL W. NEUN Carl W. Neun	Director	March 6, 2007

/s/ ANDREW J. SUKAWATY Andrew J. Sukawaty	Director	March 6, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns	$8,558	778	7,144	(7,406)	$9,074
Allowance for excess and obsolete inventory	$17,467	12,695	35,696	(16,920)	$48,938
Allowance for tax valuation	$60,079	26,910	43,909	—	$130,898

Year ended January 1, 2006:
Allowance for doubtful accounts and sales returns	$6,309	1,675	4,584	(4,010)	$8,558
Allowance for excess and obsolete inventory	$15,476	24,486	14,290	(36,785)	$17,467
Allowance for tax valuation	$63,680	—	12,208	(15,809)	$60,079

Year ended January 2, 2005:
Allowance for doubtful accounts and sales returns	$2,332	4,025	822	(870)	$6,309
Allowance for excess and obsolete inventory	$8,586	18,274	2,249	(13,633)	$15,476
Allowance for tax valuation	$—	—	63,680	—	$63,680