Form 10-K/A
period 2006-12-31
POWERWAVE TECHNOLOGIES INC
filed 2007-04-30
CIK 1023362

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.0001, Nasdaq Global

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

As of July 2, 2006, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $1,000,786,994 computed using the closing price of $9.12 per share of Common Stock on June 30, 2006, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of April 23, 2007 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 130,244,812.

Documents Incorporated by Reference

None.

POWERWAVE TECHNOLOGIES, INC.

Explanatory Note

Powerwave Technologies Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 to include the information required by Part III Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in Powerwave’s 2006 Form 10-K is changed by this Amendment No. 1.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Bruce C. Edwards, 53, became Executive Chairman of the Board of Directors of Powerwave in February 2005. Mr. Edwards joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Chief Executive Officer of Powerwave from February 1996 to February 2005 and was President from February 1996 to May 2004. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation and Semtech Corporation.

John L. Clendenin, 72, became Lead Director in February 2005. Mr. Clendenin was non-executive Chairman of the Board of Directors of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Equifax Inc., Acuity Brands, Inc., The Kroger Company and The Home Depot, Inc.

Daniel A. Artusi, 52, joined Powerwave’s Board of Directors in December 2002. Mr. Artusi is Chairman and Chief Executive Officer of ColdWatt, Inc., a provider of high efficiency power supplies for the communications and computer industries. Prior to joining ColdWatt, Inc. in June 2005, Mr. Artusi was President and Chief Executive Officer of Silicon Laboratories Inc., a designer and manufacturer of mixed-signal integrated circuits, having joined the company as Chief Operating Officer in 2001. Mr. Artusi held various positions at Motorola, Inc. from 1977 to 2001. From August 1999 to August 2001, Mr. Artusi served as Corporate Vice President and General Manager of Motorola’s Networking and Computing Systems Group. Mr. Artusi served as Vice President and General Manager of Motorola’s Wireless Infrastructure Division from May 1997 to August 1999 and as General Manager of Motorola’s RF Products Division from April 1996 to May 1997. Mr. Artusi also serves on the Board of Directors of Atheros Communications.

Ronald J. Buschur, 43, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

David L. George, 53, has been a member of Powerwave’s Board of Directors since November 1995. Since January 2005, he has served as Executive Vice President Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications. From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks.

Eugene L. Goda, 71, has been a member of Powerwave’s Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

Carl W. Neun, 63, has been a member of Powerwave’s Board of Directors since February 2000. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun was Chairman of Oregon Steel Mills, Inc. until it was acquired in January 2007. He also serves on the Board of Directors of Planar Systems and RadiSys Corp.

Andrew J. Sukawaty, 51, has been a member of Powerwave’s Board of Directors since May 1998. Mr. Sukawaty is Chairman and Chief Executive Officer of Inmarsat PLC (LSE) and non-executive Chairman of Xyratex Ltd (Nasdaq). He is a non-executive director of Telefónica O2 Europe plc (a wholly owned subsidiary of Telefónica S.A.). Between 1996 and 2000, he served as chief executive officer and president of Sprint PCS. He was chief executive officer of NTL Limited from 1993 to 1996. Previously, he held various management positions with US West and AT&T. Mr. Sukawaty holds a BBA from the University of Wisconsin and an MBA from the University of Minnesota.

Executive Officers

Ronald J. Buschur, 43, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

Bruce C. Edwards, 53, became Executive Chairman of the Board of Directors of Powerwave in February 2005. Mr. Edwards joined the Company in February 1996 as President and Chief Executive Officer and Director. Mr. Edwards was Chief Executive Officer of Powerwave from February 1996 to February 2005 and was President from February 1996 to May 2004. Mr. Edwards was Executive Vice President, Chief Financial Officer and Director of AST Research, Inc., a personal computer company, from July 1994 to December 1995 and Senior Vice President, Finance and Chief Financial Officer of AST Research, Inc. from March 1988 to July 1994. Mr. Edwards currently serves on the Board of Directors of Emulex Corporation and Semtech Corporation.

Geoff Fletcher, 50, became Managing Director, Filter Products Business of Powerwave on December 1, 2006 following the acquisition by Powerwave of the wireless infrastructure business of Filtronic plc in October 2006. From 1996 to October 2006, Mr. Fletcher held various positions with Filtronic Comtek, the wireless infrastructure division of Filtronic plc. From January 2006 to October 2006, Mr. Fletcher was Managing Director of Filtronic Comtek, from 2004 to December 2005, Mr. Fletcher was Global Operations Director for Filtronic Comtek, from 2001 to 2004, Mr. Fletcher was Managing Director of Filtronic Comtek and between 1996 and 2001, Mr. Fletcher also held positions as General Manager of Filtronic Comtek UK, Ltd and President of Filtronic Comtek, Inc.

Kevin T. Michaels, 48, is presently the Chief Financial Officer and Secretary of Powerwave. Mr. Michaels joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

CORPORATE GOVERNANCE AND BOARD MATTERS

There are currently eight members of the Board of Directors:

Daniel A. Artusi	David L. George

Ronald J. Buschur	Eugene L. Goda

John L. Clendenin	Carl W. Neun

Bruce C. Edwards	Andrew J. Sukawaty

The Board met eleven times during fiscal 2006. Each Director attended at least 82% of all of the meetings of the Board and 100% of all meetings of the Committees on which they served. In addition to Board meetings, the Directors communicate informally with management on a variety of topics, including suggestions for Board or Committee meeting agenda items, recent developments, and other matters of interest to the Directors. The Board has unrestricted access to management at all times.

The Board has established a policy that its non-management directors meet regularly in executive session, without members of management present. The Lead Director, John L. Clendenin, presides over executive sessions of the non-management directors.

Corporate Governance Guidelines and Code of Ethics

The Board of Directors has adopted Corporate Governance Guidelines, which set forth a flexible framework within which the Board, assisted by its Committees, oversees the affairs of the Company. The Corporate Governance Guidelines address, among other things, the composition and functions of the Board of Directors, director independence, and re-election of directors.

The Company has a Code of Business Conduct and Ethics which is applicable to all employees, officers and directors of the Company, including the principal executive officer, the principal financial officer and the executive chairman.

The Corporate Governance Guidelines, the Code of Business Conduct and Ethics and various Committee Charters are available on the Company’s Investor Relations website under the “Corporate Governance” heading at www.powerwave.com/investorrelations and in print to any shareholder who requests them from the Company’s Secretary. If the Company amends or waives the Code of Business Conduct and Ethics with respect to the chief executive officer, principal financial officer or executive chairman, it will post the amendment or waiver at the same location on its website.

Executive Chairman of the Board

Bruce C. Edwards became Executive Chairman of the Board in February 2005. The Executive Chairman of the Board organizes Board activities to enable the Board to effectively provide guidance to and oversight and accountability of management. To fulfill that role, the Executive Chairman, among other things, creates and maintains an effective working relationship with the Chief Executive Officer and other members of management and with the other members of the Board; provides the Chief Executive Officer with guidance as to Board needs, interests and opinions; and assures that the Board agenda is appropriately directed to the matters of greatest importance to the Company. The Executive Chairman also works with the Chief Executive Officer and other members of management on the long term strategy and direction of the Company.

Lead Director

John L. Clendenin became Lead Director in February 2005. The Lead Director is an independent Director who acts as liaison with the Executive Chairman, in consultation with the other Directors. In addition, all Directors have direct and unrestricted access to the Executive Chairman at any time. The Lead Director chairs all executive sessions of the Board and all other meetings of the Board at which the Executive Chairman is not present.

Committees

The Board of Directors has three standing committees: Audit, Compensation, and Corporate Governance and Nominating. Information regarding these committees is provided below. The charters of the committees are available on the Company’s Investor Relations website under the “Corporate Governance” heading at www.powerwave.com/investorrelations and in print to any shareholder who requests them from the Company’s Secretary.

The members of the Audit Committee are:

Carl W. Neun, Chairman

Daniel A. Artusi

Eugene L. Goda

The functions of the Audit Committee are described below under the heading “Audit Committee Report.” The Audit Committee met eight times during fiscal 2006. All of the members of the Audit Committee are independent within the meaning of SEC regulations and under the Nasdaq marketplace rules. The Board has determined that Carl W. Neun, the chairman of the Audit Committee, is qualified as an audit committee financial expert within the meaning of SEC regulations.

The members of the Compensation Committee are:

Andrew J. Sukawaty, Chairman

John L. Clendenin

David L. George

The Compensation Committee is responsible for establishing Powerwave’s compensation philosophy and policies applicable to the Company’s executive officers. The Committee also reviews management organization, development and significant employee benefit programs. Additional information on the roles and responsibilities of the Compensation Committee is provided under the heading “Compensation Discussion and Analysis” below. In fiscal 2006, the Compensation Committee met five times. All of the members of the Committee are independent within the meaning of SEC regulations and under the Nasdaq marketplace rules.

The members of the Corporate Governance and Nominating Committee are:

John L. Clendenin, Chairman

Daniel A. Artusi

David L. George

Eugene L. Goda

Carl W. Neun

Andrew J. Sukawaty

The Corporate Governance and Nominating Committee is responsible for developing and implementing polices and practices related to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Committee assists the Board in developing criteria for open Board positions, reviews background information on potential candidates and makes recommendations to the Board regarding such candidates. The Committee also prepares and supervises the Board’s annual self-evaluation, makes recommendations to the Board with respect to Committee assignments and oversees the Board’s director education practices. The Committee met four times in fiscal 2006. All of the members of the Corporate Governance and Nominating Committee are independent within the meaning of SEC regulations and under the Nasdaq marketplace rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Powerwave’s directors and executive officers, and persons who own more than ten percent of a registered class of the Powerwave’s equity securities, to file reports of ownership with the SEC and Nasdaq. Directors, executive officers and greater than ten percent beneficial owners are required by SEC regulations to furnish Powerwave with copies of all Section 16(a) reports they file.

To Powerwave’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal 2006.

Audit Committee Report

Powerwave management has overall responsibility for Powerwave’s financial reporting process, including the system of internal controls, as well as the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. The independent auditors are responsible for performing an independent audit of Powerwave’s consolidated financial statements and issuing an opinion on the conformity of those audited consolidated financial statements with accounting principles generally accepted in the

United States of America. The independent auditors also review Powerwave’s quarterly condensed consolidated financial statements included on Form 10-Q and advise the Company with regards to accounting principles generally accepted in the United States of America. The Audit Committee assists Powerwave’s Board of Directors in fulfilling its responsibility to oversee management’s conduct of the Company’s accounting and financial reporting process. Such assistance includes oversight by the Audit Committee of the integrity of Powerwave’s financial statements and systems of internal accounting and financial controls, the independent auditors’ qualifications, independence and performance, and Powerwave’s programs for compliance with its business conduct and conflict of interest policies as established by management and the Board of Directors. The Audit Committee reports its findings to the Board of Directors.

In addition, subject to ratification by the Company’s shareholders, the Audit Committee recommends an independent registered public accounting firm to perform the annual independent audit of Powerwave’s consolidated financial statements and to issue a report thereon; approves the nature of and the fees for both audit and non-audit services provided by the independent auditors prior to the performance of such services; and reviews the scope of the work and the reported results of Powerwave’s independent auditors.

The role and responsibilities of the Audit Committee are set forth in a written charter adopted by the Audit Committee and ratified by the Board of Directors. The Audit Committee reviews and reassesses its Charter annually and recommends changes to the Charter for Board approval.

As part of fulfilling its responsibilities for overseeing management’s conduct of Powerwave’s financial reporting process for fiscal year 2006, the Audit Committee held eight meetings during fiscal year 2006. The meetings were designed, among other things, to facilitate and encourage communication among the Audit Committee, management, and Powerwave’s independent registered public accounting firm, Deloitte & Touche LLP and their affiliates. During these meetings, the Audit Committee reviewed and discussed Powerwave’s audited financial statements with management. Additionally, the Audit Committee discussed with Deloitte & Touche LLP the overall scope and plans for its audit, considered various areas of oversight relating to the financial reporting and audit processes that it determined appropriate, and

•	Reviewed and discussed with management and Deloitte & Touche LLP the audited consolidated financial statements contained in Powerwave’s Annual Report on Form 10-K for the year ended December 31, 2006;

•	Discussed with Deloitte & Touche LLP the matters required to be discussed under the Statement on Auditing Standards No. 61 (Communications with Audit Committees) relating to the conduct of the audit;

•	Received written disclosures and the letter from Deloitte & Touche LLP regarding its independence as required by Independence Standards Board Standard No. 1; and

•

Discussed with Deloitte & Touche LLP the firm’s independence and considered whether the provision of non-audit services by Deloitte & Touche LLP to Powerwave is compatible with maintaining the independence of Deloitte & Touche LLP.

Based upon the review and discussions described above, the Audit Committee concluded that the independence of Deloitte & Touche LLP was not compromised by the provision of non-audit services to Powerwave during fiscal year 2006. In addition, based upon the review and discussions described above, the Audit Committee also recommended to the Board of Directors that the audited consolidated financial statements be included in Powerwave’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, for filing with the SEC.

Members of the Audit Committee:

Carl W. Neun, Chairman

Daniel A. Artusi

Eugene L. Goda

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Philosophy and Overview of Compensation

The Compensation Committee of the Board is responsible for establishing Powerwave’s compensation philosophy and policies applicable to executive officers. Our executive compensation philosophy is designed to:

•	Attract, motivate and retain talented executives needed to optimize shareholder value;

•	Align the financial interests of our executive officers with those of our shareholders; and

•	Provide objective, measurable performance criteria on which to base annual compensation.

We believe that attracting and retaining human talent is a critical element of our ability to achieve our strategic goals. The labor markets in which we compete for human talent, internationally and locally, are very competitive and to be successful we believe we need to offer compensation programs that are competitive with other telecommunications and technology companies that are competing for the same talent. In addition, our executive compensation programs are based on the belief that the interests of our executives should be closely aligned with our shareholders. In support of this belief, a meaningful portion of each executive’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for our shareholders from both a short-term and long-term perspective.

Role of the Compensation Committee, Management Involvement in Compensation Decisions

The Compensation Committee has the responsibility of making recommendations to the Board of Directors relating to compensation for our executive officers. In formulating its recommendations to the Board of Directors, the Compensation Committee reviews a variety of sources of information.

The annual compensation process for non-executive employees usually begins in the beginning of the fourth quarter with a presentation by management to the Compensation Committee of a preliminary review of current trends in compensation and identification of potential issues regarding the components of compensation. As part of this process, the Vice President of Organizational Development consults with several independent compensation surveys, such as Radford and Hewitt’s Global Salary Planning Reports regarding market pay practices in the geographic areas where Powerwave has employees. Prior to the end of the fourth quarter, generally in November or December, the Compensation Committee establishes a salary increase budget and percentage increase guidelines for Powerwave’s non-executive employees for the upcoming year.

Following the formal performance review process for all employees of Powerwave, which occurs in the fourth quarter, the Vice President of Organizational Development provides the Compensation Committee with survey and benchmarking data on market compensation levels for the executive officers. The surveys used include the Radford Executive Overall Practices Report, the Towers Perrin Global Salary and Planning Report, the Mercer Compensation Planning Report and the Hewitt Global Salary Planning Report. The surveys are reviewed to compare Powerwave’s compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility. In January or February of each year, the Executive Chairman and the Chief Executive Officer make recommendations to the Compensation Committee for base salary and bonus adjustments for executives, excluding the Executive Chairman and the Chief Executive Officer. Following a review of the recommendations of management and the comparative survey data, the Compensation Committee, in January or February, then approves annual salary adjustments of each executive officer. The Executive Chairman makes a separate recommendation to the Compensation Committee with regards to the Executive Chairman and Chief Executive Officer’s base salary and bonus adjustments.

The Compensation Committee typically meets four or more times a year. In 2006, the Compensation Committee had five meetings. The Company’s President and Chief Executive Officer, Executive Chairman of the Board and Vice President of Organizational Development are typically present at Compensation Committee meetings, except that members of management are not present during deliberations of the Compensation Committee or the Board of Directors with respect to their own individual compensation.

The Compensation Committee has not adopted any formal policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information from a variety of sources to determine the appropriate level and mix of incentive compensation. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive.

Elements of Executive Compensation

There are four primary components of executive compensation:

•	base salary;

•	annual merit increases to base salary;

•	annual performance-based cash bonuses; and

•	stock options and stock awards.

Base Salary

The Company generally sets base salaries that it provides to its named executive officers at the 75th percentile of base salaries offered by similarly situated companies based on an assessment of the survey data described above. However, individual base salaries may vary from such level based on:

•	Industry experience, knowledge and qualifications, including academic and professional degrees;

•

The salary levels for comparable positions within the telecommunications industry including, in certain cases, the salary being received by an executive officer candidate at such person’s current employer; and

•	The base salaries being provided to similarly titled executive officers at the Company.

Annual Merit Increases

Salaries paid to executive officers are reviewed annually and proposed adjustments are based upon an assessment of the nature of the position, the individual’s contribution to corporate goals, experience and tenure of the executive officer, comparable market salary data, growth in Powerwave’s size and complexity, and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries.

Annual Cash Bonus Plan

It is the Compensation Committees’ objective to have a substantial portion of each executive officer’s compensation contingent upon Powerwave financial performance. In 2006, Powerwave maintained a cash bonus plan for executive officers of the Company which was intended to provide incentives to our executive officers in the form of cash bonus payments for achieving certain objective performance goals based on annual and quarterly revenue and earnings per share targets. In 2006, there was a revenue and an earnings per share target for each quarter and a revenue and earnings per share target for the entire fiscal year. The performance targets were established at the beginning of a fiscal year on the basis of an annual budget and are approved by the Compensation Committee of the Board of Directors. The performance targets were the same targets that were used in a 2006 bonus plan for non-executive officer employees. Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary. The annual target bonus amounts for our executives for 2006 were as follows:

Name	Percentage of Base Salary
Ronald J Buschur	100%

Bruce C. Edwards	50%

Kevin T. Michaels	90%

Robert Legendre	80%

Gregory Gaines	80%

Geoff Fletcher (1)	—

(1)

Mr. Fletcher became an employee of a subsidiary of Powerwave in October 2006 following the acquisition of the wireless infrastructure division of Filtronic plc. and did not participate in the annual bonus plan for 2006.

If both the revenue and earnings per share targets are fulfilled for a quarter of fiscal 2006, each executive officer would receive up to 20% of his or her annual target bonus amount. In addition, an executive officer would receive an additional 20% of the annual target bonus amount if the full fiscal year revenue and earnings per share targets are met. In 2006, Powerwave did not meet any of its quarterly or annual performance targets and no bonuses were paid to any of our executive officers.

In November 2006, the Compensation Committee adopted the new Powerwave Technologies Executive Officer Cash Compensation Plan which applies to 2007 and subsequent years. The objective of this plan also is to have a substantial portion of each named executive officer’s compensation contingent upon Powerwave financial performance. Under this new plan, the Compensation Committee retains the flexibility to determine performance goals for our executive officers. Although not specifically required by the plan, it is the present intent of the Compensation Committee to have objective performance goals such as revenue and earnings per share targets.

Stock Options and Stock Awards

The Compensation Committee believes that equity ownership in Powerwave is important to tie the ultimate level of an executive officer’s compensation to the performance of Powerwave’s common stock and shareholder gains while creating an incentive for sustained growth. Stock option grant and stock award levels are determined based on market data and vary among participants based on their position with Powerwave. Annual stock option grants and stock awards are approved by the Compensation Committee at its regularly scheduled meeting in August/September of each year. The Compensation Committee reviews each year to determine if annual grants or stock awards will be made based on a review of competitive market pressures and compensation levels. The Compensation Committee may decide to not grant stock options or make stock awards in any particular year. The objectives behind annual stock option awards and stock grants are incentives for future performance, the strategic value to Powerwave of the individual and for retention purposes. Stock options have an exercise price equal to the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grant. Options generally vest 25% 12 months following the grant date with the remaining 75% vesting over the next 36 months. Vesting ceases on termination of employment. Newly hired or promoted executives receive their award of stock options on their first day of employment with Powerwave, in the case of a new hire or on the date the Board of Directors or Compensation Committee approved their promotion.

In September 2006, Powerwave granted Ronald Buschur, its President and Chief Executive Officer a stock option to purchase 200,000 shares of common stock. Also, in September 2006, Powerwave granted each of Bruce Edwards, Powerwave’s Executive Chairman of the Board, Kevin Michaels, Chief Financial Officer and Robert Legendre, Senior Vice President of Global Operations, an option to purchase 120,000 shares of common stock. Each option was based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grant and each option is subject to time based vesting over a 4-year period. The grants were designed to further align the interests of the executives with our stockholders and to provide incentive to the executives to manage Powerwave and continue to work on the integration of recently completed acquisitions. The Compensation Committee also views such grants as retention devices and reviewed the status of vesting, the number of vested options versus unvested options as well as the option exercise price for prior grants to the executives.

The Chief Executive Officer and the Chief Financial Officer of Powerwave comprise the members of the Company’s Option Committee, and are empowered by the Board of Directors and the Compensation Committee to grant options to employees of the Company below the level of Senior Vice President up to a maximum grant amount of 45,000 shares per employee. All grants for employees of the Company in excess of this amount or for employees at the Senior Vice President level or above are submitted to the Compensation Committee or the Board of Directors for approval.

Other Elements of Executive Compensation

Medical Insurance. Powerwave provides to each executive officer, such health, dental and vision insurance coverage as Powerwave may from time to time make available to its other employees. Powerwave pays all of the premiums for this insurance for its executive officers.

Stock Purchase Plan. Powerwave’s Employee Stock Purchase Plan (the “ESPP”), which qualifies under Section 423 of the Internal Revenue Code, permits participants, including executive officers to purchase Powerwave stock on favorable terms. ESPP participants are granted a purchase right to acquire shares of common stock at a price that is 85% of the stock price on either the first day of the six month period or the stock price on the last day of the six month period, whichever is lower. The purchase dates occur on the last business days of July and January each year. To pay for the shares, each participant may authorize periodic payroll deductions from 1% to 15% of his or her cash compensation, subject to certain limitations imposed by the Internal Revenue Code. All payroll deductions collected from the participant in a six month period are automatically applied to the purchase of common stock on that period’s purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date.

Savings Plan. Powerwave maintains a savings plan under Section 401(k) of the Internal Revenue Code. The savings or 401(k) Plan is a tax qualified savings plan under which all employees, including executive officers, are able to contribute the lesser of up to 100% of their annual salary or the limit set by the IRS. Powerwave matches 100% of the first 6% of pay that is contributed by a participant. All contributions to the savings plan, as well as any matching contributions are fully vested on contribution.

Termination or Change in Control Compensation. Powerwave does not have employment agreements with any of its executive officers, with the exception of Geoff Fletcher, whose service agreement was assumed by a subsidiary of Powerwave as part of the acquisition of the wireless infrastructure division of Filtronic plc. Powerwave has entered into Change of Control Agreements and Severance Agreements with Ronald Buschur, Bruce Edwards and Kevin Michaels. These agreements are intended to promote stability and continuity of senior management. In addition, the service agreement with Geoff Fletcher contains a notice period prior to termination. Information regarding the applicable payments under such agreements is provided under the heading “Potential Payments on Termination or Change in Control.”

Tax and Accounting Implications

Deductibility of Executive Compensation

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

Tax Penalties

We believe that executives will not be subject to any tax penalties under Internal Revenue Code Section 409A as a result of participating in any of our compensation programs or agreements.

Accounting for Stock-Based Compensation

On January 2, 2006, we began accounting for stock-based compensation in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or SFAS 123R). In determining stock-based awards in fiscal year 2006, the Compensation Committee of Powerwave’s Board of Directors generally considered the potential expense of these programs recorded in accordance with SFAS 123R. The Committee concluded that the awards were in the best interests of stockholders given competitive practices in our industry and among our peer companies, the awards’ potential expense, the Company’s performance, and the impact of the awards on employee motivation and retention.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Powerwave’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Compensation Committee:

Andrew J. Sukawaty, Chairman

David L. George

John L. Clendenin

Summary Compensation Table

The following table sets forth summary information concerning the compensation of each of our named executive officers for services rendered in all capacities for the fiscal year ended December 31, 2006.

Name and Position	Fiscal Year	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Ronald J. Buschur	2006	$592,788	$—	$1,011,067	$266,479	$—	$—	$26,211	$1,896,545
President and Chief Executive Officer
Bruce C. Edwards	2006	257,788	—	—	128,576	—	—	24,569	410,933
Executive Chairman of the Board
Kevin T. Michaels	2006	445,192	—	—	186,126	—	—	29,023	660,341
Chief Financial Officer and Secretary
Geoff Fletcher	2006	96,201	—	—	—	—	—	83,857	180,058
Managing Director, Filter Business (4)
Robert J. Legendre	2006	420,192	—	—	197,872	—	—	28,924	646,988
Senior Vice President, Global Operations (5)
Gregory K. Gaines	2006	328,492	—	—	58,200	—	—	366,419	753,111
Vice President, Global Sales and Marketing (6)

(1)

We did not grant any stock awards in 2006. Mr. Buschur was granted a stock award of 200,000 shares of common stock in 2005. The amount reported represents the compensation cost recognized in fiscal 2006 related to this stock award in 2005 for financial statement reporting purposes in accordance with SFAS 123R. Assumptions used in the calculation of this amount is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, without giving effect to estimated forfeitures.

(2)

Amounts in this column reflect only the compensation cost recognized in fiscal 2006 for financial statement reporting purposes in accordance with SFAS 123R and may include amounts from awards granted in or prior to 2006. These amounts do not represent any cash payments to the named executives. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, without giving effect to estimated forfeitures.

(3)	See separate table below for details of “All Other Compensation.”

(4)

Mr. Fletcher became an executive officer on December 1, 2006 and became an employee of a subsidiary of the Company on October 15, 2006, upon completion of the acquisition of the Wireless Infrastructure Business of Filtronic plc. The compensation reported in the table is for the period between October 15, 2006 and December 31, 2006.

(5)	Mr. Legendre’s employment with the Company terminated in February 2007.
(6)	Mr. Gaines’ employment with the Company terminated in December 2006.

The following table details the components of “All Other Compensation” summarized in the table above.

	All Other Compensation
Name	Fiscal Year	Insurance Premium Payments (1)	401(k) Matching Contributions	Pension Contribution	Auto Allowance	Severance Payments	Change of Control Payments		Total
Ronald J. Buschur	2006	$20,975	$5,236	$—	$—	$—	$—		$26,211
Bruce C. Edwards	2006	13,700	10,869	—	—	—	—		24,569
Kevin T. Michaels	2006	17,888	11,135	—	—	—	—		29,023
Geoff Fletcher	2006	8,789	—	10,662	3,817	—	60,589	(2)	83,857
Robert J. Legendre	2006	17,876	11,048	—	—	—	—		28,924
Gregory K. Gaines	2006	16,419	—	—	—	350,000	—		366,419

(1)	Includes both employer and employee insurance premiums that are paid by Powerwave on behalf of the named executive officers.
(2)

Under Mr. Fletcher’s Service Agreement with Filtronic plc, Mr. Fletcher received a change of control payment of £31,700 upon the closing of the acquisition by Powerwave of the wireless infrastructure business of Filtronic. Powerwave assumed Mr. Fletcher’s Service Agreement in the acquisition and paid the change of control payment. The £31,700 payment was converted into US dollars at the exchange rate of $1.911 as of November 2006.

Grants of Plan-Based Awards

The following table sets forth, for the fiscal year ended December 31, 2006, certain information regarding grants of plan-based awards to our named executive officers. As of the end of fiscal 2006, none of the named executive officers held any performance based equity or non-equity incentive awards.

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (1)
Name	Grant Date	Threshold	Target	Maximum
Ronald J. Buschur	09/12/06	—	—	—	—	200,000	$7.47	$513,327
Bruce C. Edwards	09/12/06	—	—	—	—	120,000	7.47	307,996
Kevin T. Michaels	09/12/06	—	—	—	—	120,000	7.47	307,996
Geoff Fletcher	—	—	—	—	—	—	—	—
Robert J. Legendre	09/12/06	—	—	—	—	120,000	7.47	307,996
Gregory K. Gaines	—	—	—	—	—	—	—	—

(1)

The grant date fair value is computed in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, without giving effect to estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards to our named executive officers as of December 31, 2006:

	Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable
Ronald J. Buschur	400,000	—		—	$11.81	06/25/2011	120,000	$774,000	—	—
	100,000	—		—	5.41	08/05/2012	—	—	—	—
	158,333	41,667	(2)	—	6.57	10/17/2013	—	—	—	—
	120,833	79,167	(3)	—	5.01	07/21/2014	—	—	—	—
	—	200,000	(4)	—	7.47	09/12/2016	—	—	—	—

Bruce C. Edwards	200,000	—		—	5.41	08/05/2012	—	—	—	—
	—	120,000	(4)	—	7.47	09/12/2016	—	—	—	—

Kevin T. Michaels	109,250	—		—	4.58	02/10/2008	—	—	—	—
	50,000	—		—	31.50	08/01/2010	—	—	—	—
	75,000	—		—	5.41	08/05/2012	—	—	—	—
	59,375	15,625	(2)	—	6.57	10/17/2013	—	—	—	—
	120,833	79,167	(3)	—	5.01	07/21/2014	—	—	—	—
	—	120,000	(4)	—	7.47	09/12/2016	—	—	—	—

Geoff Fletcher	—	—		—	—	—	—	—	—	—

Robert J. Legendre	60,000	—		—	6.75	07/24/2007	—	—	—	—
	59,375	15,625	(2)	—	6.46	10/23/2013	—	—	—	—
	70,833	79,167	(3)	—	5.01	07/21/2014	—	—	—	—
	—	120,000	(4)	—	7.47	09/12/2016	—	—	—	—

Gregory K. Gaines	52,083	—		—	7.72	11/08/2014	—	—	—	—

(1)	Value calculated by multiplying the closing market price of our common stock on December 29, 2006, or $6.45, by the number of shares.
(2)	The shares underlying this portion of the option vest in equal monthly installments starting October 17, 2004 through October 17, 2007.
(3)	The shares underlying this portion of the option vest in equal monthly installments starting July 21, 2005 through July 21, 2008.
(4)

The shares underlying this portion of the option vest at the rate of 25% on September 12, 2007 and the remaining 75% vests in equal monthly installments so that the option is fully vested on September 12, 2010.

(5)	Mr. Legendre’s employment with the Company terminated in February 2007.
(6)	Mr. Gaines’s employment with the Company terminated in December 2006.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended December 31, 2006:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ronald J. Buschur	—	$—	80,000	$767,200
Bruce C. Edwards	50,000	430,345	—	—
Kevin T. Michaels	25,000	264,887	—	—
Geoff Fletcher	—	—	—	—
Robert J. Legendre	60,000	495,000	—	—
Gregory K. Gaines	—	—	—	—

Potential Payments Upon Termination or Change in Control

We have entered into agreements with several of our executive officers that provide certain benefits upon the termination of their employment under certain conditions. Those agreements are summarized as follows:

Severance Agreements with Messrs. Edwards, Buschur, and Michaels

Effective August 1, 2003, Powerwave entered into severance agreements with Bruce C. Edwards, Ronald J. Buschur and Kevin T. Michaels. Mr. Edwards’ severance agreement provides that if his employment is terminated without “cause” or if he voluntarily resigns for “good reason” (as such terms are defined below), he shall be entitled to (i) a lump-sum payment equal to three times his “total annual compensation;” and (ii) continued group health insurance for a period of thirty-six months. For purposes of this agreement, “total annual compensation” is defined as base salary for the year in which employment terminates plus the greater of Mr. Edwards’ target bonus for the year in which employment terminates or the actual bonus paid in the prior year. Mr. Buschur and Mr. Michaels executed identical severance agreements, except that the severance payment amount is two times their total annual compensation, and the period of continued health coverage is twenty-four months. In May 2005, following Mr. Buschur’s election as Chief Executive Officer, his severance agreement was amended to increase his severance payment to three times his total annual compensation and the period of continued health coverage was changed to thirty-six months.

Change of Control Agreements with Messrs. Edwards, Buschur, and Michaels

Effective August 1, 2003, Powerwave also entered into change of control agreements with Mr. Edwards, Mr. Buschur and Mr. Michaels. Mr. Edwards’ change in control agreement provides that if in anticipation of, connection with, or within two years following a “change in control,” Mr. Edwards’ employment is terminated without “cause”, or if Mr. Edwards voluntarily resigns for “good reason”, then Mr. Edwards shall be entitled to (i) a lump-sum payment equal to three times his total annual compensation; (ii) continued health insurance for a period of thirty-six months; and (iii) the immediate vesting of all unvested stock options held by Mr. Edwards. For purposes of this agreement, the term “total annual compensation” has the same definition as provided in the severance agreement. Mr. Buschur and Mr. Michaels executed identical change in control agreements, except that the lump sum payment is two times their total annual compensation, and the period of continued health insurance coverage is twenty-four months. In May 2005, following Mr. Buschur’s election as Chief Executive Officer, his severance agreement was amended to increase his severance payment to three times his total annual compensation and the period of continued health coverage was changed to thirty-six months.

For purposes of severance and change of control agreements, “cause” means the continued, unreasonable refusal or omission by the employee to perform any material duties required of him by the Company, if such duties are consistent with duties customary for his position; any material act or omission by the employee involving malfeasance or gross negligence in the performance of his duties to, or material deviation from any of the policies or directives of the Company; conduct on the part of the employee which constitutes the breach of any statutory or common law duty of loyalty to the Company, including the unauthorized disclosure of material confidential information or trade secrets of the Company; or any illegal act by employee which materially and adversely affects the business of the Company or any felony committed by employee, as evidenced by conviction thereof, provided that the Company may suspend the employee with pay while any allegation of such illegal or felonious act is investigated.

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

Service Agreement with Mr. Fletcher

As part of the acquisition of the Wireless Infrastructure Business of Filtronic plc, we assumed the service agreement with Geoff Fletcher. Under the terms of the service agreement, if we terminate Mr. Fletcher’s employment, other than for cause, we are required to give Mr. Fletcher six months notice and pay his base salary during the notice period or we can pay Mr. Fletcher an amount equal to six months base salary in lieu of providing six months notice.

The following table sets forth potential payments payable to our current named executive officers upon termination of employment or a change in control. The Company’s Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming a change of control on, and/or their employment was terminated on December 31, 2006:

Name	Trigger (1)	Salary and Bonus (2)		Continuation of Benefits (3)	Value of Option Acceleration (4)	Value of Restricted Stock Acceleration	Total Value
Ronald J. Buschur	Termination without Cause	$3,675,000		$42,731	$—	$—	$3,717,731
	Change of Control	3,675,000		42,731	114,000	774,000	4,605,731
Bruce C. Edwards	Termination without Cause	1,080,000		42,731	—	—	1,122,731
	Change of Control	1,080,000		42,731	—	—	1,122,731
Kevin T. Michaels	Termination without Cause	1,720,000		28,487	—	—	1,748,487
	Change of Control	1,720,000		28,487	114,000	—	1,862,487
Geoff Fletcher	Termination without Cause	511,467	(5)	—	—	—	511,467
	Change of Control	511,467	(5)	—	—	—	511,467

(1)

Messrs. Buschur, Edwards and Michaels are entitled to the benefits specified in this table under the heading “Termination Without Cause” if their employment is terminated without cause or if they voluntarily resign for “good reason”. In the case of a “change of control”, Messrs. Buschur, Edwards and Michaels are entitled to the benefits specified in this table under the heading “Change of Control” if in anticipation of, in connection with or within two years following a “change of control”, their employment is terminated without cause or if they voluntarily resign for “good reason”. Mr. Fletcher is entitled to the benefits described in this table if his employment is terminated without cause.

(2)

Represents three times annual 2006 salary and target bonus for 2006 in the case of Mr. Buschur and Mr. Edwards. Represents two times annual 2006 salary and target bonus for 2006 for Mr. Michaels. Represents six months salary base on the salary earned by Mr. Fletcher in 2006.

(3)

Represents the cost of continuing medical benefits via Cobra for three years in the case of Mr. Edwards and Mr. Buschur and two years in the case of Mr. Michaels. For purposes of this calculation, expected costs have not been adjusted for any actuarial assumptions related to mortality or increases in costs.

(4)

Represents the aggregate value of the accelerated vesting of the executive officers’ unvested stock options if their employment is terminated for cause or if they voluntarily resign for “good reason” in connection with, in anticipation of or within two years following a “change of control”. The amounts shown as the value of the accelerated stock options are based on the intrinsic value of the options as of December 31, 2006. This was calculated by multiplying (i) the difference between the fair market value of the options as of December 31, 2006 (based on a closing market price of $6.45 per share on December 29, 2006) and the applicable exercise price by (ii) the assumed number of option shares vesting on an accelerated basis on December 31, 2006.

(5)

US dollar equivalent of £261,104 based on exchange rate of .5098 at December 31, 2006. The notice required under Mr. Fletcher’s Service Agreement as of December 31, 2006 was eleven months. This notice period has reduced, per terms of the Service Agreement, to six months.

Board Compensation

Under the Company’s Corporate Governance Guidelines, non-employee Director compensation is determined annually by the Board of Directors acting upon the recommendation of the Compensation Committee. Directors who are also employees of the Company receive no additional compensation for service as a Director. The following table shows compensation for non-employee directors for fiscal 2006:

Annual director retainer	$30,000
Annual lead director retainer	$50,000
Annual audit committee chair (1)	$5,000
Annual committee chair (2)	$2,500
Annual stock option grant	10,000 shares
Board meeting fees (3)	$1,500
Committee meeting fees (4)	$1,000

(1)	This is in addition to the committee meeting fees.
(2)	This is for the Compensation Committee and Corporate Governance and Nominating Committee Chairs. This is in addition to the committee meeting fees.
(3)	This is paid for each Board meeting attended, including phone meetings where resolutions were taken.
(4)	This is paid for each Committee meeting attended, including phone meetings where resolutions were taken.

The Company does not provide retirement benefits to non-employee directors under any current program.

Stock Options

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the

Director Plan. Each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who has been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 31, 2006, a total of 208,125 options had been exercised under the Director Plan. There were 325,000 options outstanding under the Director Plan as of December 31, 2006 at a weighted average exercise price of $8.01 per share. There were 666,875 shares available for grant under the Director Plan at December 31, 2006.

On December 5, 2006, Messrs. Clendenin, Artusi, George, Goda, Neun, and Sukawaty were each granted an option to purchase 10,000 shares of Common Stock at an exercise price of $6.33 per share under the Director Plan in connection with their annual membership on the Board.

Independent Director Compensation

The following table sets forth compensation for the fiscal year ended December 31, 2006 for the Company’s independent directors:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Daniel Artusi	$44,000	$—	$38,651	$—	$—	$—	$82,651
John L. Clendenin	63,000	—	42,856	—	—	—	105,856
David L. George	44,000	—	42,856	—	—	—	86,856
Eugene L. Goda	44,000	—	42,856	—	—	—	86,856
Carl W. Neun	48,875	—	42,856	—	—	—	91,731
Andrew J. Sukawaty	45,500	—	42,856	—	—	—	88,356

(1)

Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers. These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel, lodging and other reasonable out-of-pocket expenses which are related to service on the Company’s Board.

(2)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS No. 123R, without giving effect to estimated forfeitures, and thus includes amounts from options granted prior to 2006. Includes stock options for 10,000 shares of common stock that are granted to each independent director annually on December 5. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As of December 31, 2006, each Director has the following number of stock options outstanding:

Mr. Artusi	70,000
Mr. Clendenin	110,000
Mr. George	50,000
Mr. Goda	50,000
Mr. Neun	50,000
Mr. Sukawaty	50,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of April 23, 2007, except as otherwise noted, by persons who are directors, executive officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Outstanding (2)
FMR Corp. 82 Devonshire Street Boston, MA 02109	9,055,300	(3)	7.0%

Marc C. Cohodes – Copper River Management LLC 374 Milburn Avenue Suite 205E Milburn, NJ 07041	7,885,091	(4)	6.1%

Wellington Management Co. LLP 75 State Street Boston, MA 02109	9,613,400	(5)	7.4%

Delaware Management Holdings 2005 Market Street Philadelphia, PA 19103	8,156,800	(6)	6.3%

Bruce C. Edwards	710,012	(7)	*
Ronald J. Buschur	1,014,866	(8)	*
Kevin T. Michaels	455,250	(9)	*
Geoff Fletcher	—		*
John L. Clendenin	154,000	(10)	*
Carl W. Neun	13,000	(11)	*
David L. George	45,625	(12)	*
Eugene L. Goda	40,000	(13)	*
Andrew J. Sukawaty	25,000	(14)	*
Daniel A. Artusi	30,000	(15)	*
All Directors and Executive Officers as a Group (10 persons)	2,487,753	(16)	1.9%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.
(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 23, 2007, and shares of Common Stock subject to our outstanding 1.25% convertible notes due July 2008 and our outstanding 1.875% convertible notes due November 2024 currently convertible, or convertible within 60 days of April 23, 2007, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person. As of April 23, 2007, the Company had a total of 130,244,812 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(3)

Based on a Schedule 13G dated February 14, 2007 filed with the Securities and Exchange Commission. The Schedule 13G states that FMR Corp. has sole power to vote or direct the vote with respect to 521,400 shares and sole dispositive power with respect to 9,055,300 shares.

(4)

Based on a Schedule 13G dated February 14, 2007 filed with the Securities and Exchange Commission. The Schedule 13G states that Mr. Cohodes has sole voting and sole dispositive power with respect to 7,885,091 shares.

(5)

Based on a Schedule 13G dated February 14, 2007 filed with the Securities and Exchange Commission. The Schedule 13G states that Wellington Management Company, an investment advisor, has shared voting power with respect to 6,497,600 shares and shared dispositive power with respect to 9,537,800 shares.

(6)

Based on a Schedule 13G dated February 5, 2007 filed with the Securities and Exchange Commission. The Schedule 13G states that Delaware Management Holdings has sole voting power with respect to 8,090,113 shares, shared voting power with respect to 5,759 shares and sole dispositive power with respect to 8,156,800 shares.

(7)	Includes options exercisable for 200,000 shares within 60 days of April 23, 2007.
(8)	Includes options exercisable for 829,166 shares within 60 days of April 23, 2007 and 100,000 shares of restricted common stock subject forfeiture within 60 days of April 13, 2007.
(9)	Includes options exercisable for 448,833 shares within 60 days of April 23, 2007.
(10)	Includes options exercisable for 70,000 shares within 60 days of April 23, 2007.
(11)	Includes options exercisable for 10,000 shares within 60 days of April 23, 2007.
(12)	Includes options exercisable for 10,000 shares within 60 days of April 23, 2007.
(13)	Includes options exercisable for 10,000 shares within 60 days of April 23, 2007.
(14)	Includes options exercisable for 10,000 shares within 60 days of April 23, 2007.
(15)	Consists of options exercisable for 30,000 shares within 60 days of April 23, 2007.
(16)	Includes options exercisable for 1,617,999 shares within 60 days of April 23, 2007 (see footnotes 7 -15).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock-based awards plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock-based awards plans. The following table provides summary information as of December 31, 2006 for all of our stock-based awards plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock-Based Awards Plans (Excluding Shares Reflected in Column 1)
Equity compensation plans approved by Shareholders	7,056,242	$9.57	8,379,259	(1)
Equity compensation plans not approved by Shareholders	—	—	—

Total	7,056,242	$9.57	8,379,259

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 200,000 shares of restricted stock issued under the 2005 Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The Company has entered into indemnification agreements with its directors and certain executive officers. Such agreements, which have been approved by the Board of Directors, require the Company to indemnify such individuals to the fullest extent permitted by Delaware law.

Compensation Committee Interlocks and Insider Participation

During fiscal 2006, all of the members of the Compensation Committee consisted of independent directors and none of the members of the Compensation Committee either was or previously had been an employee of the Company or any of its subsidiaries or otherwise had a relationship with the Company requiring disclosure under Item 404 of Regulation S-K. The members of the Compensation Committee during fiscal 2006 were Andrew J. Sukawaty, David L. George and John L. Clendenin.

Director Independence

The board of directors, assisted by the Nominating and Corporate Governance Committee, annually assesses the independence status of directors for purposes of Board and Committee memberships. Our corporate governance policies and practices provide that the Audit, Compensation and Nominating and Corporate Governance Committees shall be comprised of entirely independent directors, as defined by Nasdaq guidelines. All members of the board of directors are independent directors, as defined under Nasdaq guidelines, except Ronald J. Buschur, the company’s Chief Executive Officer, and Bruce C. Edwards, the company’s Executive Chairman of the Board, both of whom are employees of the Company. All members of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees are independent as defined by Nasdaq guidelines.

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

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended December 31, 2006 and January 1, 2006:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006
Audit Fees (1)
Audits of financial statements and statutory accounts	$1,111,288	$775,561
Audit of internal controls over financial reporting	620,799	539,462

Total audit fees	1,732,087	1,315,023

Audit-Related Fees (2)
Registration statements	18,200	61,832

Total audit-related fees	18,200	61,832

Tax Fees (3)
Tax compliance	142,687	42,471
Other tax consulting	33,608	4,843

Total tax fees	176,295	47,314

Total Fees	$1,926,582	$1,424,169

(1)

Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2006 and 2005, for the audit of Powerwave’s internal controls over financial reporting for fiscal years 2006 and 2005, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2006 and 2005.

(2)

Includes fees for professional services rendered in fiscal 2006 and 2005, in connection with statutory or regulatory filings and SEC registration statements, primarily related to the Company’s acquisitions of Filtronic Wireless and REMEC Wireless.

(3)	Includes fees for professional services rendered in fiscal 2006 and 2005, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 1 to the Company’s 2006 Annual Report on Form 10-K.

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 30th day of April 2007.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer	April 30, 2007
Ronald J. Buschur	and Director (Principal Executive Officer)

/S/ KEVIN T. MICHAELS	Chief Financial Officer	April 30, 2007
Kevin T. Michaels	(Principal Financial and Accounting Officer)

*	Executive Chairman of the Board	April 30, 2007
Bruce C. Edwards	of Directors

*	Director	April 30, 2007
John L. Clendenin

*	Director	April 30, 2007
Daniel A. Artusi

*	Director	April 30, 2007
David L. George

*	Director	April 30, 2007
Eugene L. Goda

*	Director	April 30, 2007
Carl W. Neun

*	Director	April 30, 2007
Andrew J. Sukawaty

*By:	/S/ KEVIN T. MICHAELS
Kevin T. Michaels (Attorney-in-fact)