Form 10-Q
period 2007-04-01
POWERWAVE TECHNOLOGIES INC
filed 2007-05-11
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

As of May 4, 2007, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 130,285,960

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 1, 2007	December 31, 2006
	(Unaudited)	(See Note)
ASSETS

Current assets:
Cash and cash equivalents	$47,302	$41,544
Restricted cash	5,828	6,292
Accounts receivable, net of allowance for sales returns and doubtful accounts of $9,102 and $9,074 at April 1, 2007 and December 31, 2006, respectively	193,865	211,421
Inventories	159,572	163,752
Prepaid expenses and other current assets	47,200	59,689

Total current assets	453,767	482,698
Property, plant and equipment, net	128,767	138,672
Intangible assets, net	87,238	94,778
Asset held for sale	4,800	5,924
Goodwill	481,450	485,475
Other non-current assets	8,346	8,185

TOTAL ASSETS	$1,164,368	$1,215,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$114,074	$115,966
Accrued income taxes	21,569	19,627
Accrued expenses and other current liabilities	94,527	97,641

Total current liabilities	230,170	233,234
Long-term debt	330,000	330,000
Other non-current liabilities	3,938	900

Total liabilities	564,108	564,134

Commitments and contingencies (Notes 8 and 9)	—	—
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 130,198 shares issued and outstanding at April 1, 2007; and 130,081 shares issued and outstanding at December 31, 2006	753,029	751,380
Accumulated other comprehensive income	30,688	35,210
Accumulated deficit	(183,457)	(134,992)

Total shareholders’ equity	600,260	651,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,164,368	$1,215,732

Note: December 31, 2006 balances were derived from the audited consolidated financial statements of Powerwave Technologies, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net sales	$163,640	$181,811
Cost of sales:
Cost of goods	134,605	142,605
Intangible asset amortization	4,886	2,922
Restructuring and impairment charges	10,521	—

Total cost of sales	150,012	145,527

Gross profit	13,628	36,284
Operating expenses:
Sales and marketing	13,597	8,593
Research and development	25,628	15,325
General and administrative	19,309	13,901
Intangible asset amortization	2,920	2,076
Restructuring and impairment charges	491	171

Total operating expenses	61,945	40,066

Operating loss	(48,317)	(3,782)
Other income, net	952	627

Loss from continuing operations before income taxes	(47,365)	(3,155)
Benefit from income taxes	(235)	(47)

Loss from continuing operations	(47,130)	(3,108)
Income from discontinued operations, net of income taxes of $322 for the three months ended April 2, 2006	—	828

Net loss	$(47,130)	$(2,280)

Loss per share from continuing operations:

Basic	$(0.36)	$(0.03)

Diluted	$(0.36)	$(0.03)

Earnings per share from discontinued operations:
Basic	$—	$0.01

Diluted	$—	$0.01

Net loss per share:
Basic	$(0.36)	$(0.02)

Diluted	$(0.36)	$(0.02)

Basic weighted average common shares	130,162	111,660

Diluted weighted average common shares	130,162	111,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006
Net loss	$(47,130)	$(2,280)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,522)	3,430

Comprehensive income (loss)	$(51,652)	$1,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,130)	$(2,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,623	13,017
Non-cash restructuring and impairment charges	11,012	—
Provision for sales returns and doubtful accounts	212	157
Provision for excess and obsolete inventories	1,639	1,730
Compensation costs related to stock-based awards	1,071	1,033
Loss on disposal of property, plant and equipment	313	22
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,009	24,179
Inventories	(878)	(16,267)
Prepaid expenses and other current assets	13,335	(1,187)
Accounts payable	(1,205)	(9,623)
Accrued expenses and other current liabilities	(3,979)	(20,889)
Other non-current assets	(1,694)	388
Other non-current liabilities	4,287	(789)

Net cash provided by (used in) operating activities	6,615	(10,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,482)	(2,948)
Restricted cash	435	—
Proceeds from the sale of property, plant and equipment	132	—
Proceeds from sale of assets held for sale	—	19,118
Acquisitions, net of cash acquired	—	(7,350)

Net cash provided by (used in) investing activities	(1,915)	8,820
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock-based compensation arrangements	613	7,676

Net cash provided by financing activities	613	7,676

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	445	877

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,758	6,864
CASH AND CASH EQUIVALENTS, beginning of period	41,544	232,519

CASH AND CASH EQUIVALENTS, end of period	$47,302	$239,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$813	$813

Income taxes	$1,124	$708

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment excluded from cash flows from operating activities and investing activities	$630	$—

Recognition of uncertain income tax positions (see Note 8)	$1,337	$—

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

The results of operations for the three months ended April 1, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2007 (“fiscal 2007.”) The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On September 29, 2006, Powerwave completed the sale of Arkivator Falköping AB (“Arkivator”), a wholly-owned subsidiary. Arkivator consisted of all of the Company’s contract manufacturing segment. Therefore, with its sale, the contract manufacturing segment of the Company was classified as discontinued operations and its results of operations have been removed from continuing operations for the first quarter of 2006.

On October 15, 2006, Powerwave completed the acquisition of the Wireless Infrastructure Division business of Filtronic plc, (the “Filtronic Wireless Acquisition”). Therefore, these condensed consolidated financial statements include the operations of the Filtronic Wireless Acquisition for the first quarter of fiscal year 2007, but such results are not included in the first quarter of fiscal year 2006.

Adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007 (see Note 8).

New Accounting Pronouncement

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

Stock-Based Compensation

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (or “SFAS 123R”), which supersedes our previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under our employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in our consolidated statements of operations. We adopted SFAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards which have not vested as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 we took a 100% valuation allowance against our U.S. deferred tax assets. This valuation allowance is still in place. Accordingly we have booked no tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the three months ended April 1, 2007.

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

During the three months ended April 1, 2007 and April 2, 2006, the Company recognized compensation expense of $1.1 million and $0.8 million for stock options, $0.02 million and $0.2 million for employee stock purchase plan awards in its condensed consolidated statement of operations, respectively.

Stock-based compensation expense was recognized as follows in the statement of operations (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Cost of sales	$99	$50
Sales and marketing expenses	131	71
Research and development expenses	154	121
General and administrative expenses	687	791

Increase to operating loss before income taxes	1,071	1,033
Income tax effect using the current period effective tax rate	(138)	(142)

Increase to net loss	$933	$891

Increase to net loss per share:
Basic	$0.01	$0.01

Diluted	$0.01	$0.01

As of April 1, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options and employee stock purchase plan awards was approximately $4.7 million, which is expected to be recognized over a weighted-average period of 1.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. We have utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2007 and 2006 were $2.55 per share and $4.17 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first three months of fiscal 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended
	April 1, 2007	April 2, 2006
Weighted average risk-free interest rate	4.54%	4.89%
Expected life (in years)	4.33	4.64
Expected stock volatility	47%	38%
Dividend yield	None	None

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

The following table represents stock option activity for the three months ended April 1, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (1)
Outstanding at December 31, 2006	7,056	$9.57
Granted	110	$5.88
Exercised	(3)	$4.47
Canceled	(394)	$7.53

Outstanding at April 1, 2007	6,769	$9.63	5.47	$1,723

Vested or expected to vest at April 1, 2007	6,144	$9.82	5.18	$1,705

Exercisable at April 1, 2007	4,166	$10.89	3.78	$1,611

(1)

These amounts represent the difference between the exercise price and $5.69, the Company’s closing common stock price reported by Nasdaq on March 30, 2007, the last trading day of the fiscal quarter, for all in-the-money options outstanding.

Note 3. Inventories

Net inventories consist of the following:

	April 1, 2007	December 31, 2006
Parts and components	$63,841	$66,181
Work-in-process	11,094	12,604
Finished goods	84,637	84,967

Total inventories, net	$159,572	$163,752

Inventories are net of an allowance for excess and obsolete inventory of approximately $37.7 million and $48.9 million as of April 1, 2007 and December 31, 2006, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill for the quarter ended April 1, 2007 is as follows:

Balance, December 31, 2006	$485,475
Goodwill from acquisitions	242
Effect of exchange rates	(4,267)

Balance, April 1, 2007	$481,450

Note 5. Asset Held for Sale

As part of the restructuring plan related to the REMEC Wireless Acquisition, we moved production of certain wireless communications equipment out of Costa Rica primarily to Asia and vacated the building in Barreal de Heredia, Costa Rica. In the fourth quarter of 2006, we completed the final consolidation of the building and made it available for sale. The Company expects that the final sale and disposal of the building will be completed in 2007. The carrying value of the building has been separately presented in the accompanying balance sheet in the caption “Asset held for sale,” and effective November 2006, this asset is no longer depreciated. In the three months ended April 1, 2007, the Company recorded an impairment charge of $1.1 million related to the building to reflect its estimated current market value.

Note 6. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our subordinated convertible notes and fees on our revolving credit agreement. The components of other income, net, are as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
Interest income	$242	$2,188
Interest expense	(1,929)	(2,055)
Foreign currency gain (loss), net	1,783	(61)
Other income, net	856	555

Total	$952	$627

Note 7. Restructuring and Impairment Charges

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

In the first quarter of 2007, the Company recorded a charge of approximately $1.5 million for the impairment of the related inventory value that will be disposed and not generate future revenue. In addition, we recorded impairment of $6.2 million related to manufacturing equipment located in our plants to be closed in both China and Costa Rica. The inventory and manufacturing equipment impairment charges were recorded as restructuring and impairment charges within cost of sales in the condensed consolidated statements of operations.

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

In December 2006, we completed the closure of our manufacturing facility in Barreal de Heredia, Costa Rica and offered the building for sale. The Company recorded a further impairment charge of $1.1 million related to the building in the first quarter of 2007 and expects that the sale of the building will be completed in 2007 (see Note 5). The impairment charge was recorded as a restructuring and impairment charge within cost of sales in the condensed consolidated statement of operations.

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the fiscal year ended December 31, 2006 and the first quarter ended April 1, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Amounts accrued	$5,189	$250	$5,439
Amounts paid/incurred	(300)	—	(300)

Balance at December 31, 2006	4,889	250	5,139
Amounts accrued	474	1,731	2,205
Amounts paid/incurred	(3,378)	(524)	(3,902)
Effects of exchange rates	(48)	—	(48)

Balance at April 1, 2007	$1,937	$1,457	$3,394

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). Our restructuring and integration plan is subject to continued future refinement as additional information becomes available. Restructuring activities are currently expected to continue through the second quarter of fiscal 2007.

Integration of Filtronic’s Wireless Infrastructure Division Business

We are continuing to evaluate our initial restructuring and consolidation plans for the Filtronic Wireless operations and we expect to finalize these plans in the first half of fiscal 2007.

Integration of LGP Allgon and REMEC’s Wireless Systems Business

We recorded liabilities in connection with the acquisition for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless operations and the LGP Allgon operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”). The implementation of the restructuring and integration plan is substantially complete.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless Systems Business and LGP Allgon for the year ended December 31, 2006 and the first quarter ended April 1, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 1, 2006	$8,787	$7,359	$243	$16,389
Amounts accrued in purchase accounting	(2,359)	187	—	(2,172)
Amounts paid/incurred	(4,887)	(3,757)	(50)	(8,694)
Effect of exchange rates	545	(80)	5	470

Balance at December 31, 2006	2,086	3,709	198	5,993
Amounts accrued	—	49	—	49
Amounts paid/incurred	(51)	(581)	—	(632)
Effect of exchange rates	(25)	—	—	(25)

Balance at April 1, 2007	$2,010	$3,177	$198	$5,385

We expect that the workforce reduction amounts will be paid out over the next 18 months and the facility closure amounts will be paid out over the remaining lease terms which approximate two years.

Note 8. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that the Company recognize deferred tax assets and liabilities for each tax jurisdiction within which it operates based on the differences between the financial statement carrying amounts and the tax bases of the assets and liabilities, using enacted tax rates in effect for each separate tax jurisdiction for the years such differences are expected to reverse. The Company does not provide deferred U.S. income taxes on undistributed earnings from certain foreign subsidiaries where such earnings are considered to be permanently reinvested. Deferred income tax expense (benefit) results from the change in net deferred tax assets or deferred tax liabilities.

As of April 1, 2007, Powerwave expected to incur an annual effective tax rate of approximately 13%, excluding tax jurisdictions where tax benefits on losses are not recorded due to a full valuation allowance. Powerwave’s recorded a tax benefit of $0.2 million on pretax losses of $47.4 million resulting in a tax rate during the quarter of approximately 0.5%. The rate differs from the U.S. federal statutory tax rate of 35% primarily due to the losses without tax benefit in tax jurisdictions where the Company has recorded a full valuation allowance; differences between the foreign tax rates and the U.S. rate, and the establishment of a valuation allowance of approximately $0.3 million against certain net operating loss carryovers in Finland. Given the increased global scope of Powerwave’s operations and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to predict and thereafter realize our earnings within each tax jurisdiction. This has resulted in, and could continue to result in, significant fluctuations in Powerwave’s effective tax rate.

As of April 1, 2007, Powerwave had a consolidated net deferred tax asset of approximately $1.4 million related to certain foreign jurisdictions. The Company continually assesses the recoverability of its deferred tax assets and records a valuation allowance when it is more likely than not that some or all or such deferred tax assets will not be realized. Recoverability of its deferred tax assets is dependent upon continued profitability from operations, as well as the geographic region generating the profits. Based on historical and forecasted earnings, the Company established a valuation allowance against certain net deferred tax assets of approximately $0.3 million in Finland during the first quarter of 2007. The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S., Sweden and the UK as of April 1, 2007 as the Company believes it is more likely than not that deferred taxes will not be realized in these jurisdictions.

In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for the Company’s U.S. federal return are the 2004 through 2006 tax years, including adjustments to net operating loss and credit carryovers to those years. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

A reserve for uncertain income tax positions has been recorded pursuant to FIN 48 in the amount of $4.0 million in taxes and accrued penalties and interest of $0.18 million. Of this amount, $1.3 million would effect tax expense if the uncertain tax benefits were recognized and $2.7 million would result in a decrease of deferred tax assets in jurisdictions where they are currently offset by a full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense which were $0.04 million for the three months ended April 1, 2007.

The Company is currently under audit by the Internal Revenue Service for the 2004 tax year. It is likely that the examination phase of the audit will conclude in 2007, but it is reasonably possible that in the next 12 months that a change in the unrecognized tax benefits may occur as a result of the examination. The amount of the possible change is not expected to result in a material change to the financial statements due to the Company’s net operating loss carryovers and full valuation allowance against deferred tax assets in the U.S.

In addition to unrecognized tax benefits, the Company has valuation allowances related to tax benefits in certain jurisdictions arising from net operating losses and related tax loss carryforwards. On a quarterly basis, the Company reassesses the need for such valuation allowances based on recent operating results, its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. As a result of such a reassessment, and based on historical and forecasted earnings in Finland, the Company ascertained that the realization of the deferred tax assets in Finland is not probable and as such, the Company has established a valuation allowances against Finland’s NOL’s in the first quarter of 2007 by $0.3 million. The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S., Sweden and UK jurisdictions as of April 1, 2007 where the Company believes it is more likely than not that deferred tax assets will not be realized.

Note 9. Commitments and Contingencies

In January, February and March 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. The Company believes that the purported shareholder class actions are without merit and intends to defend them vigorously.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the three months ended April 1, 2007 and April 2, 2006 are as follows:

Description	April 1, 2007	April 2, 2006
Warranty reserve beginning balance	$40,273	$20,321
Reserve balances recorded or assumed by acquisition	—	9,500
Reductions for warranty costs incurred	(4,457)	(1,683)
Warranty accrual related to current period sales	1,837	2,500
Change in estimate related to previous warranty accruals	(1,341)	—
Effect of exchange rates	(109)	7

Warranty reserve ending balance	$36,203	$30,645

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of April 1, 2007 is included below:

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

The Company has also entered into severance and change in control agreements with certain of its executives. These agreements provide for the payment of specific compensation and benefits to such executives upon the termination of their employment with Powerwave in certain circumstances.

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

Note 11. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 30,701,188 and 33,074,533 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three months ended April 1, 2007 and April 2, 2006, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	April 1, 2007	April 2, 2006
Basic:
Loss from continuing operations	$(47,130)	$(3,108)
Weighted average common shares	130,162	111,660

Basic loss per share from continuing operations	$(0.36)	$(0.03)

Income from discontinued operations, net of tax	$—	$828

Income per share from discontinued operations	$—	$0.01

Diluted:
Loss from continuing operations	$(47,130)	$(3,108)
Interest expense of convertible debt, net of tax	—	—

Loss from continuing operations, as adjusted	$(47,130)	$(3,108)

Weighted average common shares	130,162	111,660
Potential common shares	—	—

Weighted average common shares, as adjusted	130,162	111,660

Diluted loss per share from continuing operations	$(0.36)	$(0.03)

Income from discontinued operations, net of tax	$—	$828

Income per share from discontinued operations	$—	$0.01

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the three months ended April 1, 2007 and April 2, 2006, sales to customers that accounted for 10% or more of revenues for the quarter totaled $70.6 million and $70.3 million, respectively. Sales to Nokia accounted for approximately 29% and 16% while sales to Alcatel-Lucent and related entities accounted for approximately 14% and 6% of total revenues during such quarters, respectively. Please note that Alcatel and Lucent completed their merger during the fourth quarter of 2006. During the three months ended April 2, 2006, sales to Siemens accounted for approximately 13% of revenues and sales to Cingular Wireless accounted for approximately 10% of revenues.

As of April 1, 2007, approximately 21% and 11% of total accounts receivable related to two customers, respectively, that each accounted for 10% or more of Powerwave’s total revenue during the first three months of 2007. Any inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On September 29, 2006, Powerwave sold its Arkivator subsidiary which operated its entire contract manufacturing segment. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from continuing operations for the first quarter of 2006. The cash flow activities of the contract manufacturing segment remain in the statements of cash flows for the three months ended April 2, 2006.

Powerwave manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, Powerwave sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Motorola, Nokia, Siemens, Nortel and Samsung. The other major channel is direct to wireless network operators, such as Cingular Wireless, Bouyges, Orange, Sprint, Verizon Wireless and Vodafone. A majority of our products are sold to both sales channels. The Company maintains global relationships with most of our customers. Our original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

Note 15. Subsequent Event

On April 24, 2007, the Company terminated its Amended $75.0 million Credit Agreement with Bank of America N.A., as Documentation Agent and Comerica Bank as Administrative Agent. As of the date of termination, the Company had not borrowed any amounts under the Amended Credit Agreement. In addition, the Company did not incur any early termination penalties in connection with the termination of the Amended Credit Agreement.

On April 24, 2007, Powerwave and certain of its subsidiaries, entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consists of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, Powerwave and certain subsidiaries can sell eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and Powerwave acts as the servicer for such receivables. Powerwave’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes.

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

On September 29, 2006, we sold our Arkivator subsidiary which consisted of our entire contract manufacturing segment. Consequently, our contract manufacturing segment is now classified as a discontinued operation and the results of this segment are removed from continuing operations for all reporting periods prior to the date of sale.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended December 31, 2006 (“fiscal 2006”), our largest customer was Nokia, who accounted for approximately 21% of our net sales. Our next largest customer in fiscal 2006, Siemens, accounted for approximately 13% of our net sales. Effective April 1, 2007, these two customers formed a new joint venture company consisting of both companies wireless infrastructure divisions. Prior to the final completion of this merger, these two customers significantly reduced their purchase of our products due to what we believe was an effort to minimize their inventory levels prior to the completion of their proposed joint venture. This reduction had a negative impact on our business and results of operations. Also during 2006, two other major OEM customers, Alcatel and Lucent, announced plans to merge, and their merger was completed during the fourth quarter of 2006. These customer consolidations within the wireless infrastructure industry have created greater uncertainty in the short-term and have made accurate forecasting of short-term demand extremely difficult. The loss of any of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market...” under Part II, Item 1A, “Risk Factors.”

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless base station equipment purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2006 we experienced significant reductions in demand from Cingular Wireless, Nokia and Siemens, which had an adverse effect on our business and results of operations. These reductions have carried on into fiscal 2007. We have also previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002 that had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part II, Item 1A, “Risk Factors.”

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures and consolidation within the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions, reduce our overhead costs as well as our operating expenses and develop new products that incorporate advanced features that may generate higher gross margins. See “Our success is tied to the growth of the wireless services communications market…; and Our average sales prices have declined…” under Part II, Item 1A, “Risk Factors.”

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

Inventories

We value our inventory at the lower of the actual cost to purchase and/or manufacture the inventory or the current estimated market value of the inventory. We regularly review inventory quantities on hand and on order and record a provision for excess and obsolete inventory and/or vendor cancellation charges related to purchase commitments. Depending on the product line, such provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demand for such products, or the estimated forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past three fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), which requires that the Company recognize deferred tax liabilities and assets for each tax jurisdiction within which it operates based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect for each separate tax jurisdiction for the years such differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized. The Company records a reserve for uncertain income tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) and recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

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

In the first quarter of 2007, the Company recorded a charge of approximately $1.5 million for the impairment of the related inventory value that will be disposed and not generate future revenue. In addition, we recorded impairment of $6.2 million related to manufacturing equipment located in our plants to be closed in both China and Costa Rica. The inventory and manufacturing equipment impairment charges were recorded in restructuring and impairment charges within cost of sales in the condensed consolidated statements of operations.

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

Adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007.

New Accounting Pronouncement

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended April 1, 2007 and April 2, 2006:

	Three Months Ended
	April 1, 2007	April 2, 2006
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	82.3	78.4
Intangible asset amortization	3.0	1.6
Restructuring and impairment charges	6.4	—

Total cost of sales	91.7	80.0

Gross profit	8.3	20.0
Operating expenses:
Sales and marketing	8.3	4.7
Research and development	15.6	8.4
General and administrative	11.8	7.7
Intangible asset amortization	1.8	1.1
Restructuring and impairment charges	0.3	0.1

Total operating expenses	37.8	22.0

Operating loss	(29.5)	(2.0)
Other income, net	0.6	0.3

Loss from continuing operations before income taxes	(28.9)	(1.7)
Benefit from income taxes	(0.1)	—

Loss from continuing operations	(28.8)	(1.7)

Income from discontinued operations, net of income taxes	—	0.4

Net loss	(28.8)%	(1.3)%

Three Months ended April 1, 2007 and April 2, 2006

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, and 3G wireless communications networks throughout the world. Sales decreased by 10% to $163.6 million for the three months ended April 1, 2007, from $181.8 million, for the three months ended April 2, 2006. This decrease was due to several factors, which included significant lower demand from our direct operator customers, which decreased by approximately $36.0 million or 46% for the three months ended April 1, 2007 from the three months ended April 2, 2006. This was somewhat offset by an increase in our business with our OEM customers, which increased by approximately $17.8 million or 17% for the three months ended April 1, 2007 compared to the three months ended April 2, 2006. The increase in our OEM business was primarily due to the impact of our Filtronic Wireless Acquisition in the fourth quarter of 2006.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Groups	April 1, 2007		April 2, 2006
Antenna systems	$32,256	20%	$51,200	28%
Base station systems	118,908	73%	112,096	62%
Coverage systems	12,476	7%	18,515	10%

Total	$163,640	100%	$181,811	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in antenna systems and coverage systems product groups is due to the impact of lower demand during the three months ended April 1, 2007 as compared to the three months ended April 2, 2006.

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

	Three Months Ended (dollars in thousands)
Geographic Area	April 1, 2007		April 2, 2006
Americas	$48,081	29%	$58,152	32%
Asia	38,220	23%	24,336	13%
Europe	76,298	47%	98,033	54%
Other international	1,041	1%	1,290	1%

Total net sales	$163,640	100%	$181,811	100%

Revenues in the Americas decreased in the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, primarily as a result of reduced demand by Cingular Wireless. The increase in revenues in the Asia region and the reduction in revenues in the European region is largely attributable to an increase in European OEM business taking delivery of products in Asia for the Asian market and growth in demand in parts of the Asian region. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended April 1, 2007, total sales to Nokia accounted for approximately 29% of sales and sales to Alcatel-Lucent accounted for approximately 14% or more of sales for the quarter. For the quarter ended April 2, 2006, total sales to Nokia accounted for approximately 16% of sales, sales to Siemens accounted for approximately 13% of sales and sales to Cingular Wireless accounted for approximately 10% of sales. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	April 1, 2007		April 2, 2006
Net sales	$163,640	100.0%	$181,811	100.0%
Cost of sales:
Cost of sales	134,605	82.3%	142,605	78.4%
Intangible amortization	4,886	3.0%	2,922	1.6%
Restructuring and impairment charges	10,521	6.4%	—	—%

Total cost of sales	150,012	91.7%	145,527	80.0%

Gross profit	$13,628	8.3%	$36,284	20.0%

Our total gross profit decreased during the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily as a result of our decreased revenues and increased intangible amortization combined with restructuring and impairment charges incurred in the first quarter of fiscal 2007. Our lower revenues contributed to poor absorption of our manufacturing overheads and delayed previously anticipated material cost reductions due to the lower purchasing volume. The completion of the Filtronic Wireless Acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which are not being absorbed by our lower revenues. Also contributing to the reduction in our gross margins was a significant reduction in direct operator sales, which typically have carried higher margins than our OEM based sales. The increased intangible amortization costs are due to the Filtronic Wireless Acquisition. We incurred approximately $10.5 million of restructuring and impairment charges during the first quarter of fiscal 2007 related to restructuring plans implemented in conjunction with our China manufacturing consolidation and the closure of our Costa Rica manufacturing location (see Note 7 “Restructuring and Impairment Charges.”)

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	April 1, 2007		April 2, 2006
Sales and marketing	$13,597	8.3%	$8,593	4.7%
Research and development	25,628	15.6%	15,325	8.4%
General and administrative	19,309	11.8%	13,901	7.7%
Intangible amortization	2,920	1.8%	2,076	1.1%
Restructuring and impairment charges	491	0.3%	171	0.1%

Total operating expenses	$61,945	37.8%	$40,066	22.0%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $5.0 million, or 58%, during the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006. The increase resulted primarily due to increased salaries associated with increased headcount added over the last year, as well as increased travel expenses, trade show expenses, customer demonstration units and selling expenses.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $10.3 million, or 67%, during the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006 primarily due to the Filtronic Wireless Acquisition in the fourth quarter of 2006, which added approximately 210 personnel to our research and development area as well as increased the number of active projects within which such work is undertaken generating increased material expenses.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $5.4 million, or 39%, during the quarter ended April 1, 2007 as compared to the quarter ended April 2, 2006. This increase was due to additional expenses associated with the Filtronic Wireless Acquisition as well as increased professional fees associated with legal and accounting compliance activities.

Amortization of customer-related intangibles from our acquisitions, amounted to $2.9 million for the first quarter of fiscal 2007, compared to $2.1 million for the first quarter of fiscal 2006. The increase was due to amortization of the Filtronic Wireless intangibles acquired in October 2006. We also recorded a restructuring charge of $0.5 million in the first quarter of fiscal 2007 for severance and facility closure costs related to REMEC Wireless compared to $0.2 million for the first quarter of fiscal 2006.

Other Income, net

The following table presents an analysis of other income, net:

	Three Months Ended (dollars in thousands)
	April 1, 2007		April 2, 2006
Interest income	$242	0.2%	$2,188	1.2%
Interest expense	(1,929)	(1.2)%	(2,055)	(1.1)%
Foreign currency gain (loss), net	1,783	0.5%	(61)	(0.1)%
Other income, net	856	1.1%	555	0.3%

Other income, net	$952	0.6%	$627	0.3%

Interest income decreased by $1.9 million during the quarter ended April 1, 2007 primarily due to decreased cash balances following the Filtronic Wireless Acquisition in October 2006. As part of the Filtronic Wireless Acquisition, we paid $185 million in cash, along with 17.7 million shares of our common stock. This was offset by an increase of $1.8 million of a net foreign currency gain during the quarter ended April 1, 2007 primarily due to the weakness of the U.S. dollar during the first quarter of 2007.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the losses without the tax benefit in tax jurisdictions where the Company has recorded a full valuation allowance and differences between the foreign tax rate and the U.S. tax rate. We recorded a tax benefit at the rate of approximately 13% during the quarter ended April 1, 2007, excluding losses incurred in tax jurisdictions for which the deferred tax assets are offset by a full valuation allowance. This compares to a tax provision at the rate of 13.7% for the quarter ended April 2, 2006. Given the increased global scope of our combined operations and the difficulty in predicting our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	April 1, 2007	April 2, 2006
Operating loss	$(48,317)	$(3,782)
Other income, net	952	627

Loss from continuing operations before income taxes	(47,365)	(3,155)
Benefit from income taxes	(235)	(47)

Loss from continuing operations	(47,130)	(3,108)

Income from discontinued operations, net of income taxes	—	828

Net loss	$(47,130)	$(2,280)

Our loss from continuing operations for the quarter ended April 1, 2007 of $47.1 million compared to a loss of $3.1 million for the quarter ended April 2, 2006. The increase in the loss from continuing operations during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006 is primarily the result of lower revenues, and increased manufacturing overhead due to the Filtronic Wireless Acquisition which resulted in a lower gross margin and increased operating expenses associated with the Filtronic Wireless Acquisition, all resulting in larger operating and net losses. Our net loss for the quarter ended April 1, 2007 of $47.1 million compared to a net loss of $2.3 million for the quarter ended April 2, 2006 reflects income in the first quarter of 2006 from the Arkivator business, which is shown as a discontinued operation. The Arkivator business was sold in the third quarter of 2006.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under bank lines of credit. As of April 1, 2007, we had working capital of $223.6 million, including $47.3 million in unrestricted cash and cash equivalents as compared to working capital of $392.4 million at April 2, 2006, which included $239.4 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the quarters ended April 1, 2007 and April 2, 2006:

	Three Months Ended (dollars in thousands)
	April 1, 2007	April 2, 2006
Net cash provided by (used in):
Operating activities	$6,615	$(10,509)
Investing activities	(1,915)	8,820
Financing activities	613	7,676
Effect of exchange rates on cash and cash equivalents	445	877

Net increase in cash and cash equivalents	$5,758	$6,864

Net cash provided by operations during the three months ended April 1, 2007 was $6.6 million as compared to a net use of cash of $10.5 million during the three months ended April 2, 2006. The increase in cash provided by operations during the first three months of fiscal 2007 is primarily due to lower inventory and prepaid expenses balances when compared to the year-end 2006 balances.

Net cash used in investing activities during the first quarter of fiscal 2007 was $1.9 million as compared to the $8.8 million provided by investing activities during the first quarter of fiscal 2006. The cash provided by investing activities in the first quarter of 2006 was primarily related to $19.1 million in proceeds from the disposition of our Philippines operations offset by the $7.4 million spent for an acquisition during the first quarter of fiscal 2006. Total capital expenditures during the three months ended April 1, 2007 and April 2, 2006 were approximately $2.5 million and $2.9 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $9 million and $12 million, consisting of test and production equipment, as well as computer hardware and software.

The $0.6 million in net cash provided by financing activities during the three months ended April 1, 2007 and $7.7 million during the three months ended April 2, 2006 resulted from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan.

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under bank credit facilities will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances, funds expected to be generated from operations and our credit facility with Deutsche Bank AG, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

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

Financing Activities

On October 13, 2006, we entered into a $75 million Credit Agreement with Bank of America N.A., as Documentation Agent and Comerica Bank as Administrative Agent. In February 2007, the Credit Agreement was

amended with an effective date of December 31, 2006, to adjust certain covenants. Prior to the Amendment, the Company received waivers from the banks waiving certain covenants under the Credit Agreement, which required maintenance of certain financial measures. On April 24, 2007, we terminated the Amended Credit Agreement. As of the date of termination, the Company had not borrowed any amounts under the Amended Credit Agreement. In addition, the Company did not incur any early termination penalties in connection with the termination of the Amended Credit Agreement.

On April 24, 2007, Powerwave and certain of its subsidiaries, entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consists of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, Powerwave and certain subsidiaries can sell eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and Powerwave acts as the servicer for such receivables. Powerwave’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. The Receivables Purchase Agreement is available for working capital and general corporate purposes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of April 1, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At April 1, 2007, we had $330.0 million of long-term debt, consisting of our outstanding 1.25% convertible subordinated notes due July 2008 and our 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional information.

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

As of April 1, 2007, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$138,313	$7,500	$248,750	$399,938
Capital lease obligations	282	—	—	—	282
Operating lease obligations	5,004	4,387	1,886	—	11,277
Purchase commitments with contract manufacturers	110,386	—	—	—	110,386
Other commitments	36,366	—	—	—	36,366

Total contractual obligations and commercial commitments	$157,413	$142,700	$9,386	$248,750	$558,249

We have excluded the reserve for uncertain income tax positions of $1.4 million at April 1, 2007 as we cannot reasonably estimate when such liabilities will be settled.

We believe that our existing cash balances, funds expected to be generated from future operations and available borrowings under bank credit facilities will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

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

During the three months ended April 1, 2007, we granted options to purchase a total of 110,000 shares of Common Stock to employees. After deducting 393,938 shares for options forfeited, the result was net option forfeitures of 283,938. Net option forfeitures during the year represented 0.2% of our total outstanding common shares of 130,197,599 as of April 1, 2007. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Three Months Ended April 1, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.2)%	0.8%	(0.4)%
Grants to executive officers during the period as a % of total options granted during the period	—%	27.0%	—%
Grants to executive officers during the period as a % of total outstanding common shares	—%	0.4%	—%
Cumulative options held by executive officers as a % of total options outstanding	30.3%	34.8%	30.5%

At April 1, 2007, a total of 8,566,134 options were available for grant under all of our option plans and a total of 52,621 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the three months ended April 1, 2007:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2006	7,056,242	$2.19 -$67.08	$9.57	4,136,329	$10.99
Granted	110,000	$5.17 - $ 6.54	$5.88
Exercised	(3,022)	$4.05 - $ 5.41	$4.47
Canceled	(393,938)	$5.01 -$38.02	$7.53

Balance at April 1, 2007	6,769,282	$2.19 -$67.08	$9.63	4,165,876	$10.89

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of April 1, 2007. For purposes of this table, in-the-money stock options are those options with an exercise price less than $5.69 per share, the closing price of Powerwave Common Stock on March 30, 2007, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $5.69 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	1,725,612	$4.76	173,439	$5.05	1,899,051
Out-of-the-Money	2,440,264	$15.23	2,429,967	$7.80	4,870,231

Total Options Outstanding	4,165,876	$10.89	2,603,406	$7.61	6,769,282

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the three months ended April 1, 2007, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of April 1, 2007. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at April 1, 2007		Value of Unexercised In-the-Money Options at April 1, 2007(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	200,000	120,000	$56,000	$—
Ronald J. Buschur	—	$—	804,166	295,834	$118,666	$45,334
Kevin T. Michaels	—	$—	431,645	197,605	$232,570	$45,334
Geoff Fletcher	—	$—	—	—	$—	$—

(1)

In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $5.69, the Company’s closing Common Stock price reported by Nasdaq on March 30, 2007, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of April 1, 2007, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Equity Compensation Plans Approved by Shareholders	6,869,282	$9.63	8,566,134	(1)
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	6,869,282	$9.63	8,566,134

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 200,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At April 1, 2007, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Estonia, Finland, France, Germany, Hungary, Singapore, Sweden and the United Kingdom. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. dollar. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 72% of our net sales during the three months ended April 1, 2007, 72% of our fiscal 2006 net sales, 64% of our fiscal 2005 net sales and 71% of our fiscal 2004 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at April 1, 2007, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of April 1, 2007, we had cash equivalents of approximately $53.1 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.3 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have increased significantly during the last year, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at April 1, 2007, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first quarter of fiscal 2007 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In January, February and March 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. The Company believes that the purported shareholder class actions are without merit and intends to defend them vigorously.

ITEM 1A.	RISK FACTORS

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect that this will continue. For the three months ended April 1, 2007, sales to Nokia accounted for approximately 29% of net sales and sales to Siemens accounted for 4% of our net sales. Also, sales to Alcatel-Lucent accounted for approximately 14% of our net sales in the three months ended April 1, 2007. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 34% of our revenues in 2006. For fiscal year 2005, Cingular Wireless accounted for approximately 16% of our net sales and Nokia accounted for approximately 14% of our net sales. During fiscal year 2006, our direct sales to Cingular Wireless significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal 2006. During the fourth quarter of 2006 and the first quarter of 2007, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss for 2006 and the first quarter of 2007. The new Nokia/Siemens entity is a significant percentage of our business and any decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia/Siemens, Cingular Wireless, and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005 and 2006, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During fiscal 2006, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, in the fourth quarter of 2006, when we acquired Filtronic Wireless, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic Wireless businesses. As a result of this reduction and general slowness in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $258.7 million in the fourth quarter of 2005. This slowdown continued in the first quarter of 2007, when our revenues declined from the fourth quarter of 2006 and when compared to the first quarter of 2006, even though the first quarter of 2007 included the Filtronic Wireless acquisition. These types of reductions in overall market demand had a negative impact on our business and results of operations.

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

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of any obligation by our customers to purchase their forecasted demand for our products;

•	cost associated with restructuring activities, including severance, inventory obsolescence and facility closure costs;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	cost associated with consolidating acquisitions;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs; and

•	discounts given to certain customers for large volume purchases.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003 and again in fiscal 2006. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

On March 10, 2006, we sold our manufacturing facility in the Philippines to Celestica. As part of this sale, we have committed to buy products from Celestica manufactured in the Philippines facility. Due to the reduced revenues during 2006, we did not reach the revenue levels agreed to with Celestica. If we do not maintain certain production levels with Celestica, we could be adversely impacted and required to pay certain penalties for failing to reach certain production volumes. Such failure could have a negative impact on our operating results

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products.

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

In February 2006, the Philippines experienced a failed coup to overturn the existing government, which prompted the government to declare a state of emergency. While the state of emergency was eventually lifted, this highlights some of the political risks of relying upon manufacturing operations in this location. In September 2006, Thailand experienced a military coup which overturned the existing government. We are not able to currently estimate what the long-term impact of this coup will have on our operations in Thailand. If there were to be future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our operations and financial results.

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

For the three months ended April 1, 2007, and fiscal years 2006, 2005, and 2004, international revenues (excluding North American sales) accounted for approximately 72%, 72%, 64%, and 71% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

Possible Goodwill Impairment

If our revenues do not grow or reach anticipated levels or if our common stock continues to trade at current low levels, it is possible that in the near future an indicator of impairment of our goodwill may exist and we may need to recognize an impairment in our goodwill. A large portion of the value of the Company is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. At April 1, 2007, goodwill totaled $481.5 million, which equates to approximately 80% of our total equity. Such an impairment could result in a significant loss for the period in which such impairment occurs. In addition, our acquisition of Filtronic’s Wireless Infrastructure Division business has an initial accounting value of $353.2 million, which includes approximately $186 million of goodwill identified in the preliminary allocation of the purchase price to the fair value of the assets acquired. The accounting value, which reflects a purchase price that includes $185 million in cash and 17.7 million shares of our Common Stock valued at an average price of $9.22 per share based on the average closing price for three days before and after our announcement of the Filtronic Wireless Acquisition in June 2006. Since that date our stock has declined significantly. On October 13, 2006, the last trading day prior to the close of the Filtronic Wireless Acquisition, our stock closed at $6.28 per share. On March 30, 2007, our stock closed at $5.69 per share.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

In conjunction with the acquisition of Filtronic’s Wireless Infrastructure business, we paid $185 million to Filtronic, significantly reducing our cash balance. In April 2007, we entered into a revolving trade receivables purchase agreement which provides a sales facility for our trade receivables, up to a maximum of $65.0 million. While this agreement gives us an additional source of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund current operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses and managing the worldwide aspects of our company, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $330.0 million of outstanding convertible debt that we issued in 2003 and 2004, of which $130.0 million is due in July 2008. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, or otherwise respond to unanticipated competitive pressures.

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel/Lucent, Ericsson, Motorola, Nokia/Siemens, Nortel, and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITTY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended April 1, 2007.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
January 1 – January 31	—		—	—	—
February 1 – February 28	—		—	—	—
March 1 – March 31	7,150	(1)	$5.00	—	—

(1)

On March 19, 2007, Ronald Buschur, the Company’s President and Chief Executive Officer, surrendered 7,150 shares of common stock to cover his tax withholding obligation with respect to the vesting of 20,000 shares under a December 2005 restricted stock grant.

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

Date: May 11, 2007	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer