Form 10-Q
period 2007-07-01
POWERWAVE TECHNOLOGIES INC
filed 2007-08-10
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

As of August 9, 2007, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 130,735,919.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost saving synergies from integration activities of the former LGP Allgon and REMEC, Inc.’s Wireless Systems Businesses (“REMEC Wireless”) and the Wireless Infrastructure Division Business of Filtronic plc (“Filtronic Wireless”), restructuring charges, the completion of integration activities related to LGP Allgon, REMEC Wireless and Filtronic Wireless and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed under Part II, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	July 1, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$51,912	$41,544
Restricted cash	7,497	6,292
Accounts receivable, net of allowance for sales returns and doubtful accounts of $10,016 and $9,074 at July 1, 2007 and December 31, 2006, respectively	205,664	211,421
Inventories	146,408	163,752
Prepaid expenses and other current assets	45,117	59,689

Total current assets	456,598	482,698
Property, plant and equipment, net	116,459	138,672
Intangible assets, net	80,305	95,180
Asset held for sale	4,300	5,924
Goodwill	491,900	485,475
Other non-current assets	6,416	7,783

TOTAL ASSETS	$1,155,978	$1,215,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$119,262	$115,966
Short-term debt	12,781	—
Accrued income taxes	19,611	19,627
Accrued expenses and other current liabilities	105,797	97,641

Total current liabilities	257,451	233,234
Long-term debt	330,000	330,000
Other non-current liabilities	1,714	900

Total liabilities	589,165	564,134

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 130,428 shares issued and outstanding at July 1, 2007; and 130,081 shares issued and outstanding at December 31, 2006	754,962	751,380
Accumulated other comprehensive income	39,832	35,210
Accumulated deficit	(227,981)	(134,992)

Total shareholders’ equity	566,813	651,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,155,978	$1,215,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	$185,633	$219,555	$349,273	$401,366
Cost of sales:
Cost of goods	152,201	164,999	286,806	307,604
Intangible asset amortization	4,921	3,057	9,807	5,979
Acquired inventory incremental costs	—	235	—	235
Restructuring and impairment charges	6,138	—	16,659	—

Total cost of sales	163,260	168,291	313,272	313,818

Gross profit	22,373	51,264	36,001	87,548
Operating expenses:
Sales and marketing	13,665	8,616	27,262	17,209
Research and development	22,440	15,106	48,068	30,431
General and administrative	18,707	12,453	38,016	26,354
Intangible asset amortization	2,737	2,175	5,657	4,252
Restructuring and impairment charges	5,068	—	5,559	171

Total operating expenses	62,617	38,350	124,562	78,417

Operating profit (loss)	(40,244)	12,914	(88,561)	9,131
Other income (expense), net	(2,157)	835	(1,205)	1,463

Income (loss) from continuing operations before income taxes	(42,401)	13,749	(89,766)	10,594
Income tax provision	2,121	1,683	1,886	1,636

Income (loss) from continuing operations	(44,522)	12,066	(91,652)	8,958
Income from discontinued operations, net of income taxes of $0, $217, $0 and $539, respectively	—	556	—	1,384

Net income (loss)	$(44,522)	$12,622	$(91,652)	$10,342

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.34)	$0.10	$(0.70)	$0.08
Income from discontinued operations, net of income taxes	—	0.01	—	0.01

Net income (loss)	$(0.34)	$0.11	$(0.70)	$0.09

Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.34)	$0.09	$(0.70)	$0.08
Income from discontinued operations, net of income taxes	—	0.01	—	0.01

Net income (loss)	$(0.34)	$0.10	$(0.70)	$0.09

Shares used in the computation of income (loss) per share:
Basic	130,332	112,166	130,247	111,913
Diluted	130,332	144,007	130,247	144,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$(44,522)	$12,622	$(91,652)	$10,342
Other comprehensive income:
Foreign currency translation adjustments	9,144	6,597	4,622	10,027

Comprehensive income (loss)	$(35,378)	$19,219	$(87,030)	$20,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1, 2007	July 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(91,652)	$10,342
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,400	24,998
Non-cash restructuring and impairment charges	22,218	—
Provision for sales returns and doubtful accounts	644	805
Provision for excess and obsolete inventories	4,921	4,363
Compensation costs related to stock-based awards	2,212	1,983
Loss (gain) on disposal of property, plant and equipment	(118)	(89)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,849	(11,999)
Inventories	7,508	(37,846)
Prepaid expenses and other current assets	16,034	(4,499)
Accounts payable	3,233	(2,305)
Accrued expenses and other current liabilities	(6,326)	(19,519)
Other non-current assets	(1,274)	(681)
Other non-current liabilities	(522)	(567)

Net cash used in operating activities	(8,873)	(35,014)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,829)	(5,388)
Restricted cash	(1,129)	(6,284)
Proceeds from the sale of property, plant and equipment	12,250	—
Proceeds from sale of assets held for sale	—	19,119
Acquisitions, net of cash acquired	(261)	(7,350)

Net cash provided by investing activities	4,031	97
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	12,781	—
Proceeds from stock-based compensation arrangements	1,453	7,991

Net cash provided by financing activities	14,234	7,991
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	976	2,863

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,368	(24,063)
CASH AND CASH EQUIVALENTS, beginning of period	41,544	232,519

CASH AND CASH EQUIVALENTS, end of period	$51,912	$208,456

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$2,688	$2,688
Income taxes	$4,591	$1,062
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment excluded from cash flows from operating activities and investing activities	$296	$—
Recognition of uncertain income tax positions (see Note 8)	$1,337	$—
Unpaid contingent consideration from a prior acquisition	$5,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies, Inc (the “Company”) is a global supplier of end-to-end wireless solutions for wireless communications networks. Powerwave designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX networks throughout the world.

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

The results of operations for the three and six months ended July 1, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2007 (“fiscal 2007”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Acquisitions and Divestitures

On September 29, 2006, Powerwave completed the sale of Arkivator Falköping AB (“Arkivator”), a wholly-owned subsidiary. Arkivator consisted of all of the Company’s contract manufacturing segment. Therefore, with its sale, the contract manufacturing segment of the Company was classified as discontinued operations and its results of operations have been removed from continuing operations for all historical periods presented.

On October 15, 2006, Powerwave completed the acquisition of the Wireless Infrastructure Division business of Filtronic plc, (the “Filtronic Wireless Acquisition”). Therefore, these condensed consolidated financial statements include the operations of the Filtronic Wireless Acquisition for the three and six months ended July 1, 2007, but such results are not included for the three and six months ended July 2, 2006.

Adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007 (see Note 8).

New Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that adopting SFAS No. 157 will have on its results of operations and financial condition.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a multiple option award approach. The fair value of restricted stock and restricted stock unit awards are based on the closing market price of the Company’s common stock on the date of grant. The fair value of an award, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 the Company took a 100% valuation allowance against our U.S. deferred tax assets. This valuation allowance is still in place. Accordingly the Company has booked no tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the six months ended July 1, 2007.

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

During the three and six months ended July 1, 2007, the Company recognized total compensation expense of $1.1 million and $2.2 million respectively, which consists of $1.0 million and $2.1 million for stock options and $0.1 and $0.1 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of sales	$135	$45	$234	$95
Sales and marketing expenses	113	71	244	142
Research and development expenses	156	133	310	254
General and administrative expenses	737	701	1,424	1,492

Reduction in operating income before income taxes	1,141	950	2,212	1,983
Income tax effect using the current period effective tax rate	57	116	46	306

Reduction in net income	$1,084	$834	$2,166	$1,677

Reduction in net income per share:
Basic	$0.01	$0.01	$0.02	$0.01

Diluted	$0.01	$0.01	$0.02	$0.01

As of July 1, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $4.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the second quarter of fiscal years 2007 and 2006 were $2.81 per share and $3.56 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first six months of fiscal 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Six Months Ended
	July 1, 2007	July 2, 2006
Weighted average risk-free interest rate	4.8%	5.1%
Expected life (in years)	4.42	4.65
Expected stock volatility	45%	41%
Dividend yield	None	None

The following table represents stock option activity for the six months ended July 1, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2006	7,056	$9.57
Granted	363	$6.42
Exercised	(162)	$5.32
Canceled	(666)	$8.98

Outstanding at July 1, 2007	6,591	$9.56	5.43	$3,691

Vested or expected to vest at July 1, 2007	5,920	$9.77	5.15	$3,629

Exercisable at July 1, 2007	3,907	$10.95	3.73	$3,377

(1)

These amounts represent the difference between the exercise price and $6.70, the Company’s closing common stock price reported by Nasdaq on June 29, 2007, the last trading day of the fiscal quarter, for all in-the-money options outstanding.

During the second quarter of 2007, the Company issued 80,000 shares of restricted stock at a grant date fair value of $6.24 per share

Note 3. Inventories

Net inventories consist of the following:

	July 1, 2007	December 31, 2006
Parts and components	$62,088	$66,181
Work-in-process	10,464	12,604
Finished goods	73,856	84,967

Total inventories, net	$146,408	$163,752

Inventories are net of an allowance for excess and obsolete inventory of approximately $35.1 million and $48.9 million as of July 1, 2007 and December 31, 2006, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill for the six months ended July 1, 2007 is as follows:

Balance, December 31, 2006	$485,475
Goodwill from acquisitions	5,034
Effect of exchange rates	1,391

Balance, July 1, 2007	$491,900

The increase in goodwill was due primarily to a $5.0 million accrual for contingent consideration from a prior acquisition, as the contingency was resolved in the second quarter of 2007.

Note 5. Asset Held for Sale

As part of the restructuring plan related to the Company’s acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition”), the Company moved production of certain wireless communications equipment out of Costa Rica primarily to Asia and vacated the building in Barreal de Heredia, Costa Rica. In the fourth quarter of 2006, the Company completed the final consolidation of the building and made it available for sale. The Company expects that the final sale and disposal of the building will be completed in 2007. The carrying value of the building has been separately presented in the accompanying balance sheet in the caption “Asset held for sale,” and this asset is no longer being depreciated. In the six months ended July 1, 2007, the Company recorded an impairment charge of approximately $1.6 million related to the building to reflect its estimated current market value.

Note 6. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our subordinated convertible notes and fees on our revolving credit agreement. The components of other income, net, are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Interest income	$234	$2,097	$476	$4,285
Interest expense	(2,545)	(1,927)	(4,474)	(3,982)
Foreign currency gain, net	(676)	326	1,107	266
Other income, net	830	339	1,686	894

Total	$(2,157)	$835	$(1,205)	$1,463

Note 7. Restructuring and Impairment Charges

2007 Restructuring Plan

In the second quarter of 2007, the Company formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, the Company closed its design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued its design and development center in Shipley, UK. The Company is still evaluating further actions and expects to finalize these plans by the fourth quarter of 2007.

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2007 Restructuring Plan in the six months ended July 1, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 31, 2006	$—	—	$—
Amounts accrued	3,272	739	4,011
Amounts paid/incurred	(259)	(110)	(369)
Effects of exchange rates	—	—	—

Balance at July 1, 2007	$3,013	$629	$3,642

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. We expect that the workforce reduction amounts will be paid by the end of the third quarter and the facility closure amounts will be paid out over the remaining lease terms which extend through the first quarter of 2008.

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic Wireless Acquisition, the Company formulated and began to implement a plan to restructure our global manufacturing operations with an initial primary focus on operations in China. As part of this plan to reduce our costs, the Company is consolidating its manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China, acquired in the Filtronic Wireless Acquisition. The plan was finalized in the second quarter of 2007 and includes reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. Management made a decision to cease production of certain product lines manufactured in the two plants that are closing in China, as well as products manufactured in Costa Rica and produced at a contract manufacturer in China due to efforts to reduce costs and to eliminate duplicative product lines. The Costa Rica manufacturing facility was closed in December 2006.

In the first six months of 2007, the Company recorded a charge of approximately $3.8 million for the impairment of the related inventory value that will be disposed and not generate future revenue. In addition, the Company recorded net impairment of $5.7 million related to manufacturing equipment located in our plants to be closed in both China and Costa Rica. The Company also recorded a charge of $3.6 million related to the outstanding revenue commitment associated with the Philippines manufacturing facility the Company sold in 2006, as well as certain other vendor cancellation charges for purchase order commitments on closed facilities. These charges were recorded as restructuring and impairment charges within cost of sales in the condensed consolidated statements of operations.

During fiscal 2006, Powerwave listed for sale three facilities located in Sweden and entered into sale agreements for two of the three facilities. The prices negotiated resulted in a net loss of approximately $3.5 million. The total amount of these impairments were recognized in operating expenses for fiscal 2006. In the third quarter of 2006, the Company recognized impairment in the value of its remaining facility in Sweden of approximately $18.3 million. The Company sold the facility for approximately $11.8 million and realized a loss of approximately $1.0 million.

In December 2006, the Company completed the closure of its manufacturing facility in Barreal de Heredia, Costa Rica and offered the building for sale. The Company recorded a further impairment charge of $1.6 million related to the building in the first six months of 2007 and expects that the sale of the building will be completed in 2007 (see Note 5). The impairment charge was recorded as a restructuring and impairment charge within cost of sales in the condensed consolidated statement of operations.

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the fiscal year ended December 31, 2006 and the six months ended July 1, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Amounts accrued	$5,189	$250	$5,439
Amounts paid/incurred	(300)	—	(300)

Balance at December 31, 2006	4,889	250	5,139
Amounts accrued	533	1,726	2,259
Amounts paid/incurred	(4,117)	(714)	(4,831)
Effects of exchange rates	(47)	12	(35)

Balance at July 1, 2007	$1,258	$1,274	$2,532

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). Our restructuring and integration plans are subject to continued future refinement as additional information becomes available.

Integration of LGP Allgon and REMEC’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless Systems Business and LGP Allgon operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”). The implementation of the restructuring and integration plan is substantially complete.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for the year ended December 31, 2006 and the six months ended July 1, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 1, 2006	$8,787	$7,359	$243	$16,389
Amounts accrued in purchase accounting	(2,359)	187	—	(2,172)
Amounts paid/incurred	(4,887)	(3,757)	(50)	(8,694)
Effect of exchange rates	545	(80)	5	470

Balance at December 31, 2006	2,086	3,709	198	5,993
Excess reserves offset to goodwill	(830)	—	—	(830)
Amounts accrued	—	242	—	242
Amounts paid/incurred	(944)	(1,192)	(28)	(2,164)
Effect of exchange rates	(5)	6	—	1

Balance at July 1, 2007	$307	$2,765	$170	$3,242

We expect that the workforce reduction amounts will be paid out over the next 12 months and the facility closure amounts will be paid out over the remaining lease terms which approximate 18 months.

Note 8. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the pretax income of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is recorded to the extent that the Company cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for such valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. During the 1st quarter of 2007, and based on historical and forecasted earnings in Finland, the Company determined that it was not more likely than not that certain net deferred tax assets in Finland would be realized. Based on this determination, the Company established a valuation allowance against these net deferred tax assets in Finland. Additionally, the Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S., Sweden and UK jurisdictions as of July 1, 2007, due to uncertainties that such net deferred tax assets will be realized.

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on the Company’s estimate of the ultimate settlement that may be accepted by the tax authorities. The Company continually evaluates these tax-related matters. At the date of any material change in the Company’s estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized are adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns for all open tax years in these jurisdictions. The periods subject to examination for the Company’s U.S. federal return are the 2003 through 2006 tax years, including adjustments to net operating loss and credit carryovers to those years. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

A reserve for uncertain income tax positions has been recorded pursuant to FIN 48 in the amount of $4.0 million in taxes and accrued penalties and interest of $0.2 million. Of this amount, $1.3 million would affect tax expense if the uncertain tax benefits were recognized and $2.7 million would result in a decrease of deferred tax assets in jurisdictions where they are currently offset by a full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense which were $0.1 million for the six months ended July 1, 2007.

The Company is currently under examination by the Internal Revenue Service for the 2004 and 2005 tax years, respectively. It is likely that the examination will conclude during 2007. Therefore it is reasonably possible that in the next 12 months a change in the unrecognized tax benefits may occur in finalization of the examination. The amount of the possible change is not expected to result in a material change to the financial statements due to the Company’s net operating loss carryovers and valuation allowance recorded against its net deferred tax assets in the U.S.

Note 9. Commitments and Contingencies

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006 and seek compensatory damages in an amount to be proven at trial. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case, a lead plaintiff was appointed, and the lead plaintiff’s selection of lead counsel was approved by the court. Lead plaintiff is expected to file a consolidated and amended complaint on or before October 12, 2007. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

In March 2007, an additional lawsuit that relates to the pending shareholder 10b-5 action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the same time period, May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint has been removed to the federal court and is pending before the same judge as the pending shareholder 10b-5 action. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the six months ended July 1, 2007 and July 2, 2006 are as follows:

	6 Months Ended
Description	July 1, 2007	July 2, 2006
Warranty reserve beginning balance	$40,273	$20,321
Reserve balances recorded or assumed by acquisition	—	9,500
Reductions for warranty costs incurred	(9,914)	(4,419)
Warranty accrual related to current period sales	6,423	4,648
Change in estimate related to previous warranty accruals	(1,341)	—
Effect of exchange rates	39	436

Warranty reserve ending balance	$35,480	$30,486

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 1, 2007 is included below:

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

Note 11. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 30,880,469 and 30,790,828 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended July 1, 2007, respectively, as the effect would be anti-dilutive. Diluted earnings per share for the three and six months ended July 2, 2006 includes the add-back of interest expense (net of tax) of approximately $1.6 million and $3.3 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 and 30,427,017 shares, respectively, as well as stock options under the treasury stock method of 1,414,330 and 1,872,379 shares, respectively.

The following details the calculation of basic and diluted income (loss) per share:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Basic:
Income (loss) from continuing operations	$(44,522)	$12,066	$(91,652)	$8,958
Weighted average common shares	130,332	112,166	130,247	111,913
Basic earnings (loss) per share from continuing operations	$(0.34)	$0.10	$(0.70)	$0.08

Income from discontinued operations, net of tax	$—	$556	$—	$1,384

Income per share from discontinued operations, net of tax	$—	$0.01	$—	$0.01

Net income (loss)	$(44,522)	$12,622	$(91,652)	$10,342
Net income (loss) per share	$(0.34)	$0.11	$(0.70)	$0.09

Diluted:
Income (loss) from continuing operations	$(44,522)	$12,066	$(91,652)	$8,958
Interest expense of convertible debt, net of tax	—	1,593	—	3,294

Income (loss) from continuing operations, as adjusted	$(44,522)	$13,659	$(91,652)	$12,252

Weighted average common shares	130,332	112,166	130,247	111,913
Potential common shares	—	31,841	—	32,299

Weighted average common shares, as adjusted	130,332	144,007	130,247	144,212

Diluted earnings (loss) per share from continuing operations	$(0.34)	$0.09	$(0.70)	$0.08

Income from discontinued operations, net of tax	$—	$556	$—	$1,384

Income (loss) per share from discontinued operations	$—	$0.01	$—	$0.01

Net income (loss), as adjusted	$(44,522)	$14,215	$(91,652)	$13,636
Net income (loss) per share	$(0.34)	$0.10	$(0.70)	$0.09

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the six months ended July 1, 2007 and July 2, 2006, sales to customers that accounted for 10% or more of revenues totaled $179.7 million and $126.5 million, respectively. Sales to Nokia Siemens Networks accounted for approximately 36% and sales to Alcatel-Lucent and related entities accounted for approximately 15% of total revenues for the six months ended July 1, 2007. For the six months ended July 2, 2006, sales to Nokia accounted for approximately 19% and sales to Siemens accounted for approximately 12% of total revenues. Please note that Alcatel and Lucent completed their merger during the fourth quarter of 2006 and Nokia and Siemens completed their joint venture at the end of the first quarter of 2007.

As of July 1, 2007, approximately 35% and 13% of total accounts receivable related to two customers, respectively, that each accounted for 10% or more of Powerwave’s total revenue during the first six months of 2007. Any inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 14. Segments and Geographic Data

Powerwave operates in one reportable business segment: “Wireless Communications.” Powerwave’s revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world.

On September 29, 2006, Powerwave sold its Arkivator subsidiary which operated its entire contract manufacturing segment. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from continuing operations for the first six months of 2006. The cash flow activities of the contract manufacturing segment remain in the statements of cash flows for the six months ended July 2, 2006.

Powerwave manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, Powerwave sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Motorola, Nokia Siemens, Nortel and Samsung. The other major channel is direct to wireless network operators, such as Cingular Wireless, Bouyges, Orange, Sprint, Verizon Wireless and Vodafone. A majority of our products are sold to both sales channels. The Company maintains global relationships with most of our customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

Note 15. Lines of Credit

On April 24, 2007, the Company terminated its $75.0 million Amended Credit Agreement with Bank of America N.A., as Documentation Agent and Comerica Bank as Administrative Agent. As of the date of termination, the Company had not borrowed any amounts under the Amended Credit Agreement. In addition, the Company did not incur any early termination penalties in connection with the termination of the Amended Credit Agreement.

On April 24, 2007, Powerwave and certain of its subsidiaries, entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consists of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, Powerwave and certain subsidiaries can sell on a recourse basis, eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and Powerwave acts as the servicer for such receivables. Powerwave’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes. At July 1, 2007, there was approximately $12.8 million outstanding on this line.

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

Powerwave operates in one reportable business segment: “Wireless Communications.” All of our revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world. Our products are sold globally and produced in multiple locations.

On September 29, 2006, we sold our Arkivator subsidiary which consisted of our entire contract manufacturing segment. Consequently, our contract manufacturing segment is now classified as a discontinued operation and the results of this segment are removed from continuing operations for all reporting periods prior to the date of sale.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended December 31, 2006 (“fiscal 2006”), our largest customer was Nokia, who accounted for approximately 21% of our net sales. Our next largest customer in fiscal 2006, Siemens, accounted for approximately 13% of our net sales. Effective April 1, 2007, these two customers formed a new joint venture company consisting of both companies wireless infrastructure divisions. Also during 2006, two other major OEM customers, Alcatel and Lucent, announced plans to merge, and their merger was completed during the fourth quarter of 2006. These customer consolidations within the wireless infrastructure industry have created greater uncertainty in the short-term and have made accurate forecasting of short-term demand extremely difficult and have had a negative impact on our business and results of operations. The loss of any of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market.” under Part II, Item 1A, “Risk Factors.”

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless base station equipment purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2006 and the first half of fiscal 2007 we experienced significant reductions in demand from Cingular Wireless, Nokia and Siemens, which had an adverse effect on our business and results of operations. We have also previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002 that had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part II, Item 1A, “Risk Factors.”

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

For a summary of our significant accounting policies and estimates, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the year ended December 31, 2006.

Adoption of FASB Interpretation No. 48—Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of retained earnings as of January 1, 2007 (see Note 8 to our interim financial statements).

Accruals for Restructuring and Impairment Charges

We recorded $53.0 million, $1.3 million and $2.6 million of restructuring and impairment charges during fiscal years 2006, 2005 and 2004, respectively. In the first six months of 2007, the Company recorded restructuring and impairment charges of approximately $22.2 million.

Such charges relate to our restructuring plans to consolidate and integrate LGP Allgon and REMEC’s Wireless Systems Business, our 2006 Plan for Consolidation of Operations and our 2007 Restructuring Plan. See further discussion of these plans in Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges.”.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended July 1, 2007 and July 2, 2006:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	82.0	75.2	82.1	76.6
Intangible asset amortization	2.6	1.4	2.8	1.5
Restructuring and impairment charges	3.3	—	4.8	—
Acquired inventory incremental costs	—	0.1	—	0.1

Total cost of sales	87.9	76.7	89.7	78.2

Gross profit	12.1	23.3	10.3	21.8
Operating expenses:
Sales and marketing	7.4	3.9	7.8	4.3
Research and development	12.1	6.9	13.8	7.6
General and administrative	10.1	5.6	10.9	6.6
Intangible asset amortization	1.5	1.0	1.6	1.0
Restructuring and impairment charges	2.7	—	1.6	—

Total operating expenses	33.8	17.4	35.7	19.5

Operating income (loss)	(21.7)	5.9	(25.4)	2.3
Other income (expense), net	(1.1)	0.4	(0.3)	0.3

Income (loss) from continuing operations before income taxes	(22.8)	6.3	(25.7)	2.6
Provision (benefit) from income taxes	1.2	0.8	0.5	0.4

Income (loss) from continuing operations	(24.0)	5.5	(26.2)	2.2

Income from discontinued operations, net of income taxes		0.2		0.4

Net income (loss)	(24.0)%	5.7%	(26.2)%	2.6%

Three Months ended July 1, 2007 and July 2, 2006

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world. Sales decreased by 15% to $185.6 million for the three months ended July 1, 2007, from $219.6 million, for the three months ended July 2, 2006. This decrease was due to several factors, which included significant lower demand from our direct operator customers, which decreased by approximately $51.0 million or 56% for the three months ended July 1, 2007 from the three months ended July 2, 2006. This was somewhat offset by an increase in our business with our OEM customers, which increased by approximately $17.1 million or 13% for the three months ended July 1, 2007 compared to the three months ended July 2, 2006. The increase in our OEM business was primarily due to the impact of the Filtronic Wireless Acquisition in the fourth quarter of 2006.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	July 1, 2007		July 2, 2006
Antenna systems	$38,801	21%	$64,141	29%
Base station systems	134,120	72%	133,684	61%
Coverage systems	12,712	7%	21,730	10%

Total	$185,633	100%	$219,555	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in antenna systems and coverage systems product groups is due to the impact of lower demand during the three months ended July 1, 2007 as compared to the three months ended July 2, 2006. Since antenna systems and coverage systems are primarily sold direct to network operators and other direct customers, lower demand by our direct network customers in 2007 contributed to the lower demand for both antenna and coverage systems sales.

We track the geographic location of our sales based upon the location of our customers to which we ship our products. Since many of our original equipment manufacturer customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of many of our products. The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (dollars in thousands)
Geographic Area	July 1, 2007		July 2, 2006
Americas	$54,320	29%	$70,176	32%
Asia Pacific	50,285	27%	24,389	11%
Europe	76,746	41%	122,020	56%
Other international	4,282	3%	2,970	1%

Total net sales	$185,633	100%	$219,555	100%

Revenues in the Americas decreased in the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006, primarily as a result of reduced demand by our network operator customers, with the largest impact by Cingular Wireless, (now known as AT&T). The increase in revenues in the Asia region, particularly growth in India, and the reduction in revenues in the European region is largely attributable to an increase in European OEM business taking delivery of products in Asia for the Asian market and growth in demand in parts of the Asian region, particularly growth in India. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended July 1, 2007, total sales to Nokia Siemens accounted for approximately 38% of sales and sales to Alcatel-Lucent accounted for approximately 17% or more of sales for the quarter. For the quarter ended July 2, 2006, total sales to Nokia accounted for approximately 22% of sales, and sales to Siemens accounted for approximately 12% of sales. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	July 1, 2007		July 2, 2006
Net sales	$185,633	100.0%	$219,555	100.0%
Cost of sales:
Cost of goods	152,201	82.0%	164,999	75.2%
Intangible amortization	4,921	2.6%	3,057	1.4%
Acquired inventory incremental costs	—	—%	235	0.1%
Restructuring and impairment charges	6,138	3.3%	—	—%

Total cost of sales	163,260	87.9%	168,291	76.7%

Gross profit	$22,373	12.1%	$51,264	23.3%

Our total gross profit decreased during the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 primarily as a result of our decreased revenues and increased intangible amortization combined with restructuring and impairment charges incurred in the second quarter of fiscal 2007. Our lower revenues contributed to poor absorption of our manufacturing overheads and delayed previously anticipated material cost reductions due to the lower purchasing volume. The completion of our acquisition of the Wireless Infrastructure Division business of Filtronic plc in the fourth quarter of 2006 (the “Filtronic Wireless Acquisition”) added significant additional manufacturing overhead expenses which are not being absorbed by our lower revenues. Also contributing to the reduction in our gross margins was a significant reduction in direct operator sales, which typically have carried higher margins than our OEM based sales. The increased intangible amortization costs are due to the Filtronic Wireless Acquisition. We incurred approximately $6.1 million of restructuring and impairment charges during the second quarter of fiscal 2007 related to restructuring plans implemented in conjunction with our China manufacturing consolidation, the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructure activities (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	July 1, 2007		July 2, 2006
Sales and marketing	$13,665	7.4%	$8,616	3.9%
Research and development	22,440	12.1%	15,106	6.9%
General and administrative	18,707	10.1%	12,453	5.6%
Intangible amortization	2,737	1.5%	2,175	1.0%
Restructuring and impairment charges	5,068	2.7%	—	—

Total operating expenses	$62,617	33.8%	$38,350	17.4%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $5.0 million, or 59%, during the quarter ended July 1, 2007 as compared to the quarter ended July 2, 2006. The increase resulted primarily due to increased salaries associated with increased headcount added over the last year, as well as increased travel expenses, trade show expenses, customer demonstration units and selling expenses.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $7.3 million, or 49%, during the quarter ended July 1, 2007 as compared to the quarter ended July 2, 2006 primarily due to the Filtronic Wireless Acquisition in the fourth quarter of 2006, which added approximately 210 personnel to our research and development area as well as increased the number of active projects within which such work is undertaken generating increased material expenses. During the second quarter of 2007, we initiated restructuring activities which will reduce personnel in various locations. (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses increased $6.3 million, or 50%, during the quarter ended July 1, 2007 as compared to the quarter ended July 2, 2006. This increase was due to additional expenses associated with the Filtronic Wireless Acquisition as well as increased professional fees associated with legal and accounting compliance activities and additional legal fees associated with the securities class action lawsuits filed against the Company.

Amortization of customer-related intangibles from our acquisitions, amounted to $2.7 million for the second quarter of fiscal 2007, compared to $2.2 million for the second quarter of fiscal 2006. The increase was due to amortization of the Filtronic Wireless intangibles acquired in October 2006.

We also recorded a restructuring charge of $5.1 million in the second quarter of fiscal 2007 for severance and facility closure costs.

Other Income (Expense), net

The following table presents an analysis of other income, net:

	Three Months Ended (dollars in thousands)
	July 1, 2007		July 2, 2006
Interest income	$234	0.1%	$2,097	1.0%
Interest expense	(2,545)	(1.4)%	(1,927)	(0.9)%
Foreign currency gain, net	(676)	(0.3)%	326	0.2%
Other income, net	830	0.5%	339	0.1%

Other income (expense), net	$(2,157)	(1.1)%	$835	0.4%

Interest income decreased by $1.9 million during the quarter ended July 1, 2007 primarily due to decreased cash balances following the Filtronic Wireless Acquisition in the fourth quarter of 2006. As part of the Filtronic Wireless Acquisition, we paid $185 million in cash, along with 17.7 million shares of our common stock. Also contributing to lower other income (expense) was a foreign exchange loss of approximately $0.7 million due the strength of the Euro relative to the Swedish Krona in the second quarter, which caused Euro denominated accounts receivable held in Sweden to be negatively impacted during the quarter ended July 1, 2007. Interest expense increased primarily due to the write-off of capitalized issuance costs in the amount of approximately $0.6 million associated with the Company’s Bank of America line of credit which we terminated in the second quarter of 2007. These declines were partially offset by an increase in other income of approximately $0.5 million.

Income Tax Provision

Our effective tax rate for the three months ended July 1, 2007 was an expense of approximately 5.0% of our pre-tax losses of $42.4 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the six months ended July 1, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, for the second quarter of 2007, income tax expense was impacted by a required income tax payment of approximately $1.6 million related to the sale of the our building in the Philippines, as well as a charge of $0.4 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 tax year.

Net Income

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Three Months Ended (dollars in thousands)
	July 1, 2007	July 2, 2006
Operating income (loss)	$(40,244)	$12,914
Other income (expense), net	(2,157)	835

Income (loss) from continuing operations before income taxes	(42,401)	13,749
Provision (benefit) from income taxes	2,121	1,683

Income (loss) from continuing operations	(44,522)	12,066

Income from discontinued operations, net of income taxes	—	556

Net income (loss)	$(44,522)	$12,622

Our loss from continuing operations for the quarter ended July 1, 2007 of $44.5 million compared to income of $12.1 million for the quarter ended July 2, 2006. The loss from continuing operations during the second quarter of fiscal 2007 as compared to the second quarter of fiscal 2006 is primarily the result of lower revenues, and increased manufacturing overhead costs and increased operating expenses due to the Filtronic Wireless Acquisition which resulted in a lower gross margin and larger operating and net losses. Our net income of $12.6 million for the quarter ended July 2, 2006 reflects income in the second quarter of 2006 from the Arkivator business, which is shown as a discontinued operation. The Arkivator business was sold in the third quarter of 2006.

Six Months ended July 1, 2007 and July 2, 2006

Net Sales

Sales decreased by 13% to $349.3 million for the six months ended July 1, 2007, from $401.4 million, for the six months ended July 2, 2006. This decrease was due to several factors, which included significant lower demand from our direct operator customers, which decreased by approximately $87 million or 51% for the six months ended July 1, 2007 from the six months ended July 2, 2006. This was somewhat offset by an increase in our business with our OEM customers, which increased by approximately $34.9 million or 15% for the six months ended July 1, 2007 compared to the six months ended July 2, 2006. The increase in our OEM business was primarily due to the impact of our Filtronic Wireless Acquisition in the fourth quarter of 2006.

The following table presents a further analysis of our sales based upon our various product groups:

	Six Months Ended (dollars in thousands)
Wireless Communications Product Group	July 1, 2007		July 2, 2006
Antenna systems	$71,057	20%	$115,341	29%
Base station systems	253,029	73%	245,780	61%
Coverage systems	25,187	7%	40,245	10%

Total	$349,273	100%	$401,366	100%

The decrease in antenna systems and coverage systems product groups is due to the impact of lower demand during the six months ended July 1, 2007 as compared to the six months ended July 2, 2006.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (dollars in thousands)
Geographic Area	July 1, 2007		July 2, 2006
Americas	$102,401	29%	$128,328	32%
Asia Pacific	88,505	25%	48,725	12%
Europe	153,044	44%	220,053	55%
Other international	5,323	2%	4,260	1%

Total net sales	$349,273	100%	$401,366	100%

Revenues in the Americas decreased in the first six months of fiscal 2007 as compared to the first six months of fiscal 2006, primarily as a result of reduced demand by AT&T. The increase in revenues in the Asia region is largely attributable to an increase in European OEM business taking delivery of products in Asia for the Asian market, and increased demand in parts of the Asian region. The reduction in European revenues relates to the shift in OEM deliveries to Asia mentioned above, and to a reduction in the European direct operator business.

For the six months ended July 1, 2007, total sales to Nokia Siemens accounted for approximately 36% of sales and sales to Alcatel-Lucent accounted for approximately 15% of sales for the period. For the six months ended July 2, 2006, total sales to Nokia accounted for approximately 19% of sales and sales to Siemens accounted for approximately 12% of sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (dollars in thousands)
	July 1, 2007		July 2, 2006
Net sales	$349,273	100.0%	$401,366	100.0%
Cost of sales:
Cost of sales	286,806	82.1%	307,604	76.6%
Intangible amortization	9,807	2.8%	5,979	1.5%
Acquired inventory incremental costs	—	—%	235	0.1%
Restructuring and impairment charges	16,659	4.8%	—	—%

Total cost of sales	313,272	89.7%	313,818	78.2%

Gross profit	$36,001	10.3%	$87,548	21.8%

Our total gross profit decreased during the first six months of fiscal 2007 compared to the first six months of fiscal 2006 primarily as a result of our decreased revenues and increased intangible amortization combined with restructuring and impairment charges incurred in the first six months of fiscal 2007. Our lower revenues contributed to poor absorption of our manufacturing overheads and delayed previously anticipated material cost reductions due to the lower purchasing volume. The completion of the Filtronic Wireless Acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which are not being absorbed by our lower revenues. Also contributing to the reduction in our gross margins was a significant reduction in direct operator sales, which typically have carried higher margins than our OEM based sales. The increased intangible amortization costs are due to the Filtronic Wireless Acquisition. We incurred approximately $6.1 million of restructuring and impairment charges during the second quarter of fiscal 2007 related to restructuring plans implemented in conjunction with our China manufacturing consolidation, the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructure activities (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (dollars in thousands)
Operating Expenses	July 1, 2007		July 2, 2006
Sales and marketing	$27,262	7.8%	$17,209	4.3%
Research and development	48,068	13.8%	30,431	7.6%
General and administrative	38,016	10.9%	26,354	6.6%
Intangible amortization	5,657	1.6%	4,252	1.0%
Restructuring and impairment charges	5,559	1.6%	171	—%

Total operating expenses	$124,562	35.7%	$78,417	19.5%

Sales and marketing expenses increased by $10.1 million, or 58%, during the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. The increase resulted primarily due to increased salaries associated with increased headcount added over the last year, as well as increased travel expenses, trade show expenses, customer demonstration units and selling expenses.

Research and development expenses increased by $17.6 million, or 58%, during the six months ended July 1, 2007 as compared to the six months ended July 2, 2006 primarily due to the Filtronic Wireless Acquisition in the fourth quarter of 2006, which added approximately 210 personnel to our research and development area as well as increased the number of active projects within which such work is undertaken generating increased material expenses.

General and administrative expenses increased $11.7 million, or 44%, during the six months ended July 1, 2007 as compared to the six months ended July 2, 2006. This increase was due to additional expenses associated with the Filtronic Wireless Acquisition as well as increased professional fees associated with legal and accounting compliance activities.

Amortization of customer-related intangibles from our acquisitions, amounted to $5.7 million for the first six months of fiscal 2007, compared to $4.3 million for the first six months of fiscal 2006. The increase was due to amortization of the Filtronic Wireless intangibles acquired in October 2006. We also recorded restructuring and impairment charges of $5.6 million in the first six months of fiscal 2007 for severance and facility closure costs related to our 2007 restructuring plan, 2006 Plan for Consolidation of Operations, compared to $0.2 million for the first six months of fiscal 2006 (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges.”).

Other Income (Expense), net

The following table presents an analysis of other expense, net:

	Six Months Ended (dollars in thousands)
	July 1, 2007		July 2, 2006
Interest income	$476	0.1%	$4,285	1.1%
Interest expense	(4,474)	(1.3)%	(3,982)	(1.0)%
Foreign currency gain, net	1,107	0.3%	266	0.1%
Other expense, net	1,686	0.6%	894	0.1%

Other income (expense), net	$(1,205)	(0.3)%	$1,463	0.3%

Interest income decreased by $3.8 million during the six months ended July 1, 2007 primarily due to decreased cash balances following the Filtronic Wireless Acquisition in October 2006. As part of the Filtronic Wireless Acquisition, we paid $185 million in cash, along with 17.7 million shares of our common stock. This was offset by an increase of $0.8 million of a net foreign currency gain during the six months ended July 1, 2007 primarily due to the weakness of the U.S dollar during the first six months of 2007.

Income Tax Provision

Our effective tax rate for the six months ended July 1, 2007 was an expense of approximately 2.1% of our pre-tax losses of $89.8 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the six months ended July 1, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, for the second quarter of 2007, income tax expense was impacted by a required income tax payment of approximately $1.6 million related to the sale of the our building in the Philippines, as well as a charge of $0.4 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 tax year.

Net Income (loss)

The following table presents a reconciliation of operating income to net income (loss):

	Six Months Ended (in thousands)
	July 1, 2007	July 2, 2006
Operating income (loss)	$(88,561)	$9,131
Other expense, net	(1,205)	1,463

Income (loss) from continuing operations before income taxes	(89,766)	10,594
Provision (benefit) from income taxes	1,886	1,636

Income from continuing operations	(91,652)	8,958

Income (loss) from discontinued operations, net of income taxes	—	1,384

Net income (loss)	$(91,652)	$10,342

Our loss from continuing operations for the six months ended July 1, 2007 of $91.7 million compared to income of $9.0 million for the six months ended July 2, 2006. The loss from continuing operations during the first six months of fiscal 2007 as compared to the income for the first six months of fiscal 2006 is primarily the result of lower revenues, and increased manufacturing overhead due to the Filtronic Wireless Acquisition which resulted in a lower gross margin and increased operating expenses associated with the Filtronic Wireless Acquisition, all resulting in larger operating and net losses. Our net income of $10.3 million for the six months ended July 2, 2006 reflects income in the first six months of 2006 from the Arkivator business, which is shown as a discontinued operation. The Arkivator business was sold in the third quarter of 2006.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under bank lines of credit. As of July 1, 2007, we had working capital of $199.1 million, including $51.9 million in unrestricted cash and cash equivalents as compared to working capital of $421.1 million at July 2, 2006, which included $208.5 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended July 1, 2007 and July 2, 2006:

	Six Months Ended
	July 1, 2007	July 2, 2006
Net cash provided by (used in):
Operating activities	$(8,873)	$(35,014)
Investing activities	4,031	97
Financing activities	14,234	7,991
Effect of foreign currency translation on cash and cash equivalents	976	2,863

Net increase (decrease) in cash and cash equivalents	$10,368	$(24,063)

Net cash used in operations during the six months ended July 1, 2007 was $8.4 million as compared to a net use of cash of $35.0 million during the six months ended July 2, 2006. The increase in cash provided by operations during the first six months of fiscal 2007 is primarily due to lower inventory and lower accrued expenses when compared to the first six months of 2006.

Net cash provided by investing activities during the first six months of fiscal 2007 was $3.6 million as compared to the net cash provided by of $0.1 million during the first six months of fiscal 2006. The $14.2 million in net cash provided by financing activities during the six months ended July 1, 2007 and $8.0 million during the six months ended July 2, 2006 resulted from the issuance of our Common Stock under our employee stock option programs and our Employee Stock Purchase Plan, plus proceeds from short-term debt of $12.8 million from our Revolving Trade Receivables Purchase Agreement. The cash provided by investing activities in the first six months of 2006 was primarily related to $19.1 million in proceeds from the disposition of our Philippines operations offset by the $7.4 million spent for an acquisition during the first six months of fiscal 2006. Total capital expenditures during the six months ended July 1, 2007 and July 2, 2006 were approximately $6.8 million and $5.4 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $5 million and $8 million, consisting of test and production equipment, as well as computer hardware and software.

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our receivables facility will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances, funds expected to be generated from operations and our credit facility with Deutsche Bank AG, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We have a total of $330 million of convertible subordinate notes outstanding, of which $130 million aggregate principal amount of 1.25% convertible subordinated notes are due in July 2008. The notes are callable by us beginning July 22, 2007 subject to certain terms and conditions. Our current intention is to repay these notes from a combination of our existing cash balances and cash generated from operations. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, we will be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all. If we continue to generate losses from operations, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes, our ability to maintain operations may be impacted.

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

On April 24, 2007, Powerwave and certain of its subsidiaries, entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consists of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, Powerwave and certain subsidiaries can sell eligible trade receivables on a recourse basis to the bank group for a purchase price equal to 90% of the face amount thereof, and Powerwave acts as the servicer for such receivables. Powerwave’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. The Receivables Purchase Agreement is available for working capital and general corporate purposes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of July 1, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At July 1, 2007, we had $330.0 million of long-term debt, consisting of our outstanding 1.25% convertible subordinated notes due July 2008 and our 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional information.

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

As of July 1, 2007, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$5,375	$138,313	$7,500	$248,750	$399,938
Capital lease obligations	276	—	—	—	276
Operating lease obligations	4,358	4,709	2,100		11,167
Purchase commitments with contract manufacturers	115,975	—	—	—	115,975
Other commitments	47,982	—	—	—	47,982
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$173,966	$143,022	$9,600	$248,750	$575,338

We have excluded the reserve for uncertain income tax positions of $1.3 million at July 1, 2007 as we cannot reasonably estimate when such liabilities will be settled.

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

During the six months ended July 1, 2007, we granted options to purchase a total of 363,000 shares of Common Stock and we granted 80,000 shares of restricted stock to employees. After deducting 666,270 shares for options forfeited, the result was net forfeitures of 223,270. Net option forfeitures during the year represented 0.5% of our total outstanding common shares of 130,427,823 as of July 1, 2007. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Six Months Ended July 1, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.5%	0.8%	(0.4)%
Grants to executive officers during the period as a % of total options granted during the period	55.1%	27.0%	—%
Grants to executive officers during the period as a % of total outstanding common shares	0.2%	0.4%	—%
Cumulative options held by executive officers as a % of total options outstanding	34.1%	34.8%	30.5%

At July 1, 2007, a total of 8,358,900 options were available for grant under all of our option plans and a total of 51,049 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the three months ended July 1, 2007:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2006	7,056,242	$2.19 -$67.08	$9.57	4,136,329	$10.99
Granted	363,000	$5.17 -$ 6.69	$6.42
Exercised	(161,968)	$4.05 -$ 6.51	$5.32
Canceled	(666,270)	$5.01 -$38.02	$8.98

Balance at July 1, 2007	6,591,004	$2.19 -$67.08	$9.56	3,906,772	$10.95

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of July 1, 2007. For purposes of this table, in-the-money stock options are those options with an exercise price less than $6.70 per share, the closing price of Powerwave Common Stock on June 29, 2007, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $6.70 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	1,622,732	$4.73	148,334	$5.05	1,771,066
Out-of-the-Money	2,284,040	$15.37	2,535,898	$7.68	4,819,938

Total Options Outstanding	3,906,772	$10.95	2,684,232	$7.53	6,591,004

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the six months ended July 1, 2007, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of July 1, 2007. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at July 1, 2007		Value of Unexercised In-the-Money Options at July 1, 2007(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Bruce C. Edwards	—	$—	200,000	120,000	$258,000	$—
Ronald J. Buschur	—	$—	829,166	270,834	$399,291	$93,709
Kevin T. Michaels	—	$—	448,833	180,417	$583,391	$92,355
J. Marvin Magee	—	$—	—	200,000	$—	$2,000
Geoff Fletcher	—	$—	—	—	$—	$—

(1)

In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $6.70, the Company’s closing Common Stock price reported by Nasdaq on June 29, 2007, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of July 1, 2007, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Equity Compensation Plans Approved by Shareholders	6,591,004	$9.56	8,358,900	(1)

Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	6,591,004	$9.56	8,358,900

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 280,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At July 1, 2007, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 74% of our net sales during the six months ended July 1, 2007, 72% of our fiscal 2006 net sales, 64% of our fiscal 2005 net sales and 71% of our fiscal 2004 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at July 1, 2007, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of July 1, 2007, we had cash equivalents of approximately $59.4 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $0.3 million capital lease obligations with various maturities at fixed interest rates. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. While short-term investment rates have increased significantly during the last year, we believe that we are not subject to material fluctuations in principal of our cash portfolio given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. In terms of our debt, our convertible subordinate notes carry fixed interest rates while our Revolving Trade Receivables Purchase Agreement utilizes variable rates. The refinancing of our notes will likely increase our interest costs as interest rates have increased in the last year. Based on our overall interest rate exposure at July 1, 2007, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first six months of fiscal 2007 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006 and seek compensatory damages in an amount to be proven at trial. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case, a lead plaintiff was appointed, and the lead plaintiff’s selection of lead counsel was approved by the court. Lead plaintiff is expected to file a consolidated and amended complaint on or before October 12, 2007. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

In March 2007, an additional lawsuit that relates to the pending shareholder 10b-5 action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the same time period, May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint has been removed to the federal court and is pending before the same judge as the pending shareholder 10b-5 action. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

ITEM 1A. RISK FACTORS

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect this will continue. For the six months ended July 1, 2007, sales to Nokia Siemens accounted for approximately 36% of net sales and sales to Alcatel-Lucent accounted for approximately 15% of our net sales. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 34% of our revenues in 2006. For fiscal year 2005, Cingular Wireless (now known as AT&T), accounted for approximately 16% of our net sales and Nokia accounted for approximately 14% of our net sales. During fiscal year 2006 and 2007, our direct sales to AT&T significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal 2006. During the fourth quarter of 2006, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss for 2006 and the first six months of 2007. The new Nokia Siemens is our largest customer and any decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, AT&T, and network operator customers and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

In conjunction with the acquisition of Filtronic’s Wireless Infrastructure business, we paid $185 million to Filtronic, significantly reducing our cash balance. In April 2007, we entered into a revolving trade receivables purchase agreement which provides a sales facility for our trade receivables, up to a maximum of $65.0 million. While this agreement gives us an additional source of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund current operations, to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses and managing the worldwide aspects of our company, our operations may not generate profits and may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $330.0 million of outstanding convertible debt that we issued in 2003 and 2004, of which $130.0 million is due in July 2008. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to secure additional financing is also dependent upon the credit markets, which have recently come under pressure due to credit concerns arising from the subprime mortgage lending market. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We have begun the process of implementing a new worldwide enterprise resource planning system and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our systemic internal controls.

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the implementation phase and have converted the majority of the existing Powerwave operations to the Oracle system. With the Filtronic Wireless Acquisition, we are now planning the conversion of the Filtronic systems and intend to convert the Filtronic enterprise resource planning systems during fiscal 2007 and fiscal 2008 to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. During the third quarter of 2006, we encountered delays in our conversion of our European operations. These delays coupled with production transfer issues, resulted in delayed production and less revenues which negatively impacted our results in the same quarter. While we have implemented our plans to finish the conversion process, these delays did have a negative impact on our operating costs. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005 and 2006, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During fiscal 2006, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, in the fourth quarter of 2006, when we acquired Filtronic Wireless, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic Wireless businesses. As a result of this reduction and general slowness in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $258.7 million in the fourth quarter of 2005. This slowdown continued in the first six months of 2007, when our revenues declined from the fourth quarter of 2006 and when compared to the first six months of 2006, even though the first six months of 2007 included the Filtronic Wireless acquisition. These types of reductions in overall market demand had a negative impact on our business and results of operations.

During fiscal 2005, 2006 and 2007, we also experienced a significant reduction in demand from Nortel. We cannot guarantee that we will be able to continue to generate new demand to offset reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

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

On March 10, 2006, we sold our manufacturing facility in the Philippines to Celestica. As part of this sale, we have committed to buy products from Celestica manufactured in the Philippines facility. Due to the reduced revenues during 2006, we did not reach the revenue levels agreed to with Celestica. During the second quarter of 2007, we accrued $3.1 million related to a proposed settlement related to our contractual commitment. If we do not maintain certain production levels with Celestica, we could be adversely impacted and required to pay certain penalties for failing to reach certain production volumes. Such failure could have a negative impact on our operating results.

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

For the six months ended July 1, 2007, and fiscal years 2006, 2005, and 2004, international revenues (excluding North American sales) accounted for approximately 72%, 72%, 64%, and 71% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

In addition, the increase in the number of shares of our outstanding Common Stock due to the Filtronic Wireless Acquisition added 17.7 million shares in addition to the potential conversion of our outstanding convertible debt instruments would add approximately 30.4 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need to recognize an impairment in our goodwill

If our revenues do not grow or reach anticipated levels or if our common stock continues to trade at current low levels, it is possible that in the near future an indicator of impairment of our goodwill may exist and we may need to recognize an impairment in our goodwill. A large portion of the value of the Company is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. At July 1, 2007, goodwill totaled $491.9 million, which equates to approximately 87% of our total equity. Such an impairment could result in a significant loss for the period in which such impairment occurs. In addition, our acquisition of Filtronic’s Wireless Infrastructure Division business has an initial accounting value of $353.2 million, which includes approximately $186 million of goodwill identified in the preliminary allocation of the purchase price to the fair value of the assets acquired. The accounting value, which reflects a purchase price that includes $185 million in cash and 17.7 million shares of our Common Stock valued at an average price of $9.22 per share based on the average closing price for three days before and after our announcement of the Filtronic Wireless Acquisition in June 2006. Since that date our stock has declined significantly. On October 13, 2006, the last trading day prior to the close of the Filtronic Wireless Acquisition, our stock closed at $6.28 per share. On June 29, 2007, our stock closed at $6.70 per share.

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

Our current competitors include Andrew Corporation, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Motorola, Nokia Siemens, Nortel, and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations. During the second quarter of 2007, Andrew Corporation announced that it had agreed to be acquired by CommScope, Inc. This could create a much larger and well-financed competitor which could have an impact on business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended July 1, 2007.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
April 2 – April 30	—		—	—	—
May 1 – May 31	—		—	—	—
June 1 – July 1	7,150	(1)	$6.67	—	—

(1)

On June 19, 2007, Ronald Buschur, the Company’s President and Chief Executive Officer, surrendered 7,150 shares of common stock to cover his tax withholding obligation with respect to the vesting of 20,000 shares under a December 2005 restricted stock grant.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.60	Letter Agreement regarding Change of Control Benefits between the company and J. Marvin MaGee dated April 24, 2007.*

10.61	Revolving Trade Receivables Purchase Agreement by and among Powerwave Technologies, Inc., Powerwave Comtek, Inc., Powerwave Technologies Sweden AB and the several banks and other financial institutions named therein as purchasers and Deutsche Bank AG, New York Branch, as Administrative Agent dated April 24, 2007.**

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2007	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer