Form 10-Q
period 2007-09-30
POWERWAVE TECHNOLOGIES INC
filed 2007-11-09
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 29, 2007, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 131,025,207.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand, cash flows and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost saving synergies from integration activities of the former REMEC, Inc.’s Wireless Systems Businesses (“REMEC Wireless”) and the Wireless Infrastructure Division Business of Filtronic plc (“Filtronic Wireless”), restructuring charges, the completion of integration activities related to Filtronic Wireless, the timing of the sale of the facility in Costa Rica and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in under Part II, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$190,430	$41,544
Restricted cash	7,260	6,292
Accounts receivable, net of allowance for sales returns and doubtful accounts of $11,845 and $9,074, respectively	210,952	211,421
Inventories	134,393	163,752
Prepaid expenses and other current assets	35,844	59,689

Total current assets	578,879	482,698
Property, plant and equipment, net	112,145	138,672
Intangible assets, net	74,151	95,180
Asset held for sale	4,300	5,924
Goodwill	502,267	485,475
Other non-current assets	10,487	7,783

	$1,282,229	$1,215,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127,195	$115,966
Short-term debt	130,000	—
Accrued income taxes	21,739	19,627
Accrued expenses and other current liabilities	88,585	97,641

Total current liabilities	367,519	233,234
Long-term debt	350,000	330,000
Other non-current liabilities	1,835	900

Total liabilities	719,354	564,134

Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 130,953 shares issued and 130,081 shares issued and outstanding, respectively	758,216	751,380
Accumulated other comprehensive income	61,259	35,210
Accumulated deficit	(256,600)	(134,992)

Total shareholders’ equity	562,875	651,598

	$1,282,229	$1,215,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	$200,673	$145,768	$549,946	$547,134
Cost of sales:
Cost of goods	160,499	121,789	447,306	429,393
Intangible asset amortization	—	3,615	14,716	9,594
Acquired inventory incremental costs	4,910	—	—	235
Restructuring and impairment charges	7,998	—	24,656	—

Total cost of sales	173,407	125,404	486,678	439,222

Gross profit	27,266	20,364	63,268	107,912
Operating expenses:
Sales and marketing	13,090	9,556	40,351	26,765
Research and development	17,896	15,513	65,965	45,944
General and administrative	18,282	13,210	56,298	39,564
Intangible asset amortization	2,656	2,487	8,313	6,739
Restructuring and impairment charges	224	20,854	5,783	21,025

Total operating expenses	52,148	61,620	176,710	140,037

Operating loss	(24,882)	(41,256)	(113,442)	(32,125)
Other income (expense), net	(2,279)	2,962	(3,484)	4,425

Loss from continuing operations before income taxes	(27,161)	(38,294)	(116,926)	(27,700)
Income tax provision (benefit)	1,457	(9,080)	3,344	(6,836)

Loss from continuing operations	(28,618)	(29,214)	(120,270)	(20,864)
Discontinued operations, net of income taxes:
Income from discontinued operations	—	115	—	2,107
Loss on sales of subsidiary	—	(25,271)	—	(25,271)

Total discontinued operations, net of income taxes	—	(25,156)	—	(23,164)

Net loss	$(28,618)	$(54,370)	$(120,270)	$(44,028)

Basic loss per share:
Loss from continuing operations	$(0.22)	$(0.26)	$(0.92)	$(0.19)
Loss from discontinued operations, net of income taxes	—	(0.22)	—	(0.20)

Net loss	$(0.22)	$(0.48)	$(0.92)	$(0.39)

Diluted loss per share:
Loss from continuing operations	$(0.22)	$(0.26)	$(0.92)	$(0.19)
Loss from discontinued operations, net of income taxes	—	(0.22)	—	(0.20)

Net loss	$(0.22)	$(0.48)	$(0.92)	$(0.39)

Shares used in the computation of loss per share:
Basic	130,738	112,306	130,411	112,044
Diluted	130,738	112,306	130,411	112,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(28,618)	$(54,370)	$(120,270)	$(44,028)
Other comprehensive income:
Foreign currency translation adjustments	21,428	19,700	26,050	29,727

Comprehensive loss	$(7,190)	$(34,670)	$(94,220)	$(14,301)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2007	October 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(120,270)	$(44,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,564	37,653
Loss on sale of subsidiary	—	25,271
Non-cash restructuring and impairment charges	30,439	20,854
Provision for sales returns and doubtful accounts	3,075	1,033
Provision for losses on inventories	6,989	9,230
Stock-based compensation expense	3,601	2,901
Gain on disposal of property, plant and equipment	(241)	(1,264)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,357	31,293
Inventories	19,722	(52,359)
Prepaid expenses and other current assets	19,158	(4,766)
Accounts payable	9,208	(14,005)
Accrued expenses and other current liabilities	(27,314)	(41,705)
Other non-current assets	(1,722)	(6,654)
Other non-current liabilities	(825)	(656)

Net cash used in operating activities	(11,259)	(37,202)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,709)	(10,408)
Restricted cash	(968)	(643)
Proceeds from the sale of property, plant and equipment	13,100	21,590
Proceeds from the sale of business unit, net	—	24,723
Acquisitions, net of cash acquired	6,783	(7,350)

Net cash provided by investing activities	9,206	27,912

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of convertible debt	150,000	—
Debt issuance costs	(4,592)	—
Proceeds from stock-based compensation arrangements	3,363	8,995

Net cash provided by financing activities	148,771	8,995
Impact of foreign exchange rate changes on cash balances	2,168	4,114

Net increase in cash and cash equivalents	148,886	3,819
Cash and cash equivalents at beginning of period	41,544	232,477

Cash and cash equivalents at end of period	$190,430	$236,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,500	$3,500
Income taxes, net	$6,116	$344

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment excluded from cash flows from operating activities and investing activities	$349	$—
Recognition of uncertain income tax positions (see Note 8)	$1,337	$—
Unpaid contingent consideration from a prior acquisition	$4,105	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies, Inc. (the “Company” or “Powerwave”) is a global supplier of end-to-end wireless solutions for wireless communications networks. Powerwave designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX networks throughout the world.

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 30, 2007 (“fiscal 2007”). The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

On October 15, 2006, Powerwave completed the acquisition of the Wireless Infrastructure Division business of Filtronic plc, (the “Filtronic Wireless Acquisition”). Therefore, these condensed consolidated financial statements include the operations of the Filtronic Wireless Acquisition for the three and nine months ended September 30, 2007, but such results are not included for the three and nine months ended October 1, 2006.

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 the Company took a 100% valuation allowance against our U.S. deferred tax assets. This valuation allowance is still in place. Accordingly the Company has booked no tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows on our accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2007.

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

During the three and nine months ended September 30, 2007, the Company recognized total compensation expense of $1.4 million and $3.6 million respectively, which consists of $1.3 million and $3.4 million for stock options and restricted stock and $0.1 and $0.2 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost of sales	$238	$50	$472	$145
Sales and marketing expenses	140	79	384	221
Research and development expenses	196	105	506	359
General and administrative expenses	815	684	2,239	2,176

Increase in operating loss before income taxes	1,389	918	3,601	2,901
Income tax effect using the current period effective tax rate	75	220	103	725

Increase in operating loss	$1,314	$698	$3,498	$2,176

Increase in operating loss per share:
Basic	$0.01	$0.01	$0.03	$0.02

Diluted	$0.01	$0.01	$0.03	$0.02

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the third quarter of fiscal years 2007 and 2006 were $2.70 per share and $2.57 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first nine months of fiscal 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2007	October 1, 2006
Weighted average risk-free interest rate	4.3%	4.8%
Expected life (in years)	4.5	4.6
Expected stock volatility	44%	45%
Dividend yield	None	None

During the first nine months of 2007, the Company issued 155,000 shares of restricted stock at a weighted average grant date fair value of $6.51 per share that vest over four years.

As of September 30, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $6.4 million, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value(1)
Outstanding at December 31, 2006	7,056	$9.57
Granted	1,701	$6.51
Exercised	(488)	$4.34
Cancelled	(914)	$10.43

Outstanding at September 30, 2007	7,355	$9.10	6.27	$1,697

Vested or expected to vest at September 30, 2007	6,426	$9.37	5.94	$1,651

Exercisable at September 30, 2007	3,967	$10.77	4.32	$1,541

(1)

These amounts represent the difference between the exercise price and $6.16, the Company’s closing common stock price reported by Nasdaq on September 28, 2007, the last trading day of the fiscal quarter, for all in-the-money options outstanding.

Note 3. Inventories

Net inventories consist of the following:

	September 30, 2007	December 31, 2006
Parts and components	$60,914	$66,181
Work-in-process	11,012	12,604
Finished goods	62,467	84,967

Total inventories, net	$134,393	$163,752

Inventories are net of an allowance for excess and obsolete inventory of approximately $33.5 million and $48.9 million as of September 30, 2007 and December 31, 2006, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 is as follows:

Balance, December 31, 2006	$485,475
Goodwill from acquisitions	1,774
Effect of exchange rates	15,018

Balance, September 30, 2007	$502,267

The net increase in goodwill of approximately $1.8 million was due primarily to contingent consideration of $5.0 million due from a prior acquisition, as the contingency was resolved in the second quarter of 2007, plus a payment of $3.0 million related to an adjustment of the purchase price from the acquisition of REMEC, Inc’s Wireless Systems Business. These increases were offset in part by a reduction of the purchase price of $5.4 million from the acquisition of the Wireless Infrastructure Division business of Filtronic Plc, and a reduction of $0.8 million in excess restructuring reserves.

Note 5. Asset Held for Sale

As part of the restructuring plan related to the Company’s acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition”), the Company moved the production of certain wireless communications equipment out of its Costa Rican manufacturing location with the majority of the products transferred to manufacturing locations in Asia or discontinued. In conjunction with these production moves, the Company vacated the building in Barreal de Heredia, Costa Rica. In the fourth quarter of 2006, the Company completed the final consolidation of the building and made it available for sale. The Company is actively marketing the building and expects that the final sale and disposal of the building will be completed in early 2008. The carrying value of the building has been separately presented in the accompanying balance sheet in the caption “Asset held for sale,” and this asset is no longer being depreciated. In the nine months ended September 30, 2007, the Company recorded an impairment charge of approximately $1.6 million related to the building to reflect its estimated current market value.

Note 6. Other Income, Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with our subordinated convertible notes and fees on our revolving credit agreement. The components of other income, net, are as follows:

	Three Months Ended		Nine months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Interest income	$455	$1,988	$931	$6,273
Interest expense	(2,349)	(2,020)	(6,823)	(6,002)
Foreign currency gain (loss), net	(1,843)	2,695	(99)	2,961
Other income, net	1,458	299	2,507	1,193

Total	$(2,279)	$2,962	$(3,484)	$4,425

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2007 Restructuring Plan in the nine months ended September 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 31, 2006	$—	—	$—
Amounts accrued	3,301	739	4,040
Amounts paid/incurred	(3,280)	(255)	(3,535)
Effects of exchange rates	—	—	—

Balance at September 30, 2007	$21	$484	$505

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. We expect that the workforce reduction amounts will be paid by the end of the fourth quarter of 2007 and the facility closure amounts will be paid out over the remaining lease terms which extend through the first quarter of 2008.

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

In the first nine months of 2007, the Company recorded a charge of approximately $4.2 million for the impairment of the related inventory that either has been or will be disposed and is not expected to generate future revenue. The Company also recorded a net impairment charge of $5.7 million related to manufacturing equipment located in our plants to be closed in both China and Costa Rica. In addition, the Company recorded a charge of $9.3 million related to the settlement of its revenue and margin commitments associated with the sale of its Philippines manufacturing facility in 2006, as well as an impairment charge of $1.4 million on the land at its Philippines manufacturing facility that was retained by the Company at the time of the sale. Based upon a valuation of the land that the Company obtained when it settled its revenue and margin commitments, the Company recorded an impairment charge of $1.4 million to write it down to its net realizable value. The Company also recorded a charge of $0.5 million related to certain other vendor cancellation charges for purchase order commitments on closed facilities. These charges were recorded as restructuring and impairment charges within cost of sales in the condensed consolidated statements of operations.

During fiscal 2006, Powerwave listed for sale three facilities located in Sweden and entered into sale agreements for two of the three facilities. The prices negotiated resulted in a net loss of approximately $3.5 million. The total amount of these impairment charges was recognized in operating expenses for fiscal 2006. In the third quarter of 2006, the Company recognized impairment in the value of its remaining facility in Sweden of approximately $18.3 million based upon the estimated selling price. In the second quarter of 2007, the Company sold the facility for approximately $11.8 million and realized a loss of approximately $1.0 million.

In December 2006, the Company completed the closure of its manufacturing facility in Barreal de Heredia, Costa Rica and offered the building for sale. The Company recorded a further impairment charge of $1.6 million related to the building in the first nine months of 2007 and expects that the sale of the building will be completed in early 2008 (see Note 5). The impairment charge was recorded as a restructuring and impairment charge within cost of sales in the condensed consolidated statement of operations.

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the fiscal year ended December 31, 2006 and the nine months ended September 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Amounts accrued	$5,189	$250	$5,439
Amounts paid/incurred	(300)	—	(300)

Balance at December 31, 2006	4,889	250	5,139
Amounts accrued	515	1,726	2,241
Amounts paid/incurred	(4,774)	(1,456)	(6,230)
Effects of exchange rates	(59)	14	(45)

Balance at September 30, 2007	$571	$534	$1,105

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for the year ended December 31, 2006 and the nine months ended September 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 1, 2006	$8,787	$7,359	$243	$16,389
Amounts accrued in purchase accounting	(2,359)	187	—	(2,172)
Amounts paid/incurred	(4,887)	(3,757)	(50)	(8,694)
Effect of exchange rates	545	(80)	5	470

Balance at December 31, 2006	2,086	3,709	198	5,993
Excess reserves offset to goodwill	(830)	—	—	(830)
Amounts accrued	—	403	—	403
Amounts paid/incurred	(1,087)	(2,112)	(198)	(3,397)
Effect of exchange rates	(1)	(10)	—	(11)

Balance at September 30, 2007	$168	$1,990	$—	$2,158

We expect that the workforce reduction amounts will be paid out over the next 9 months and the facility closure amounts will be paid out over the remaining lease terms which approximate 15 months.

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

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for such valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. During the first quarter of 2007, and based on historical and forecasted earnings in Finland, the Company determined that it was not more likely than not that certain net deferred tax assets in Finland would be realized. Based on this determination, the Company established a valuation allowance against these net deferred tax assets in Finland. Additionally, the Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S., Sweden and UK jurisdictions as of September 30, 2007, due to uncertainties that such net deferred tax assets will be realized.

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

A reserve for uncertain income tax positions has been recorded pursuant to FIN 48 in the amount of $4.0 million in taxes and accrued penalties and interest of $0.2 million. Of this amount, $1.3 million would affect tax expense if the uncertain tax benefits were recognized and $2.7 million would result in a decrease of deferred tax assets in jurisdictions where they are currently offset by a full valuation allowance. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense which were $0.1 million for the nine months ended September 30, 2007.

The Company has been under examination by the Internal Revenue Service for the 2004 and 2005 tax years, respectively. The Company has reached a settlement with the IRS for these years totaling $0.7 million, which is included in the income tax provision for the nine months ended September 30, 2007.

Note 9. Commitments and Contingencies

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et al., Kenneth Kwan v. Powerwave Technologies, Inc., et al., Achille Tedesco v. Powerwave Technologies, Inc., et al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et al. and were brought under Sections

10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006 and seek compensatory damages in an amount to be proven at trial. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action. The amended complaint purports to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint has been removed to federal court and the case has been stayed by court order pending a resolution of the motion to dismiss the related securities class action litigation described above. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the nine months ended September 30, 2007 and October 1, 2006 are as follows:

	9 Months Ended
Description	September 30, 2007	October 1, 2006
Warranty reserve beginning balance	$40,273	$20,321
Reserve balances recorded or assumed by acquisition	—	9,500
Reductions for warranty costs incurred	(16,788)	(6,786)
Warranty accrual related to current period sales	7,603	7,416
Change in estimate related to previous warranty accruals	(1,935)	—
Effect of exchange rates	334	492

Warranty reserve ending balance	$29,487	$30,943

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying condensed consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of September 30, 2007 is included below:

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s bank, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on Powerwave’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in November 2004, July 2003 and in September 2007, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

Note 11. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 32,188,723 and 31,256,793 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 30, 2007, respectively, as the effect would be anti-dilutive. Potential common shares of 31,185,734 and 32,017,336 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended October 1, 2006, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Basic:
Loss from continuing operations	$(28,618)	$(29,214)	$(120,270)	$(20,864)
Weighted average common shares	130,738	112,306	130,411	112,044
Basic loss per share from continuing operations	$(0.22)	$(0.26)	$(0.92)	$(0.19)

Loss from discontinued operations, net of tax	$—	$(25,156)	$—	$(23,164)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Loss per share from discontinued operations, net of tax	$—	$(0.22)	$—	$(.20)

Net loss	$(28,618)	$(54,370)	$(120,270)	$(44,028)
Net loss per share	$(0.22)	$(0.48)	$(0.92)	$(.39)

Diluted:
Loss from continuing operations	$(26,618)	$(29,214)	$(120,270)	$(20,864)
Interest expense of convertible debt, net of tax	—	—	—	—

Loss from continuing operations, as adjusted	$(28,618)	$(29,214)	$(120,270)	$(20,864)

Weighted average common shares	130,738	112,306	130,411	112,044
Potential common shares	—	—	—	—

Weighted average common shares, as adjusted	130,738	112,306	130,411	112,044

Diluted earnings (loss) per share from continuing operations	$(0.22)	$(0.26)	$(0.92)	$(0.19)

Loss from discontinued operations, net of tax	$—	$(25,156)	$—	$(23,164)

Loss per share from discontinued operations	$—	$(0.22)	$—	$(.20)

Net loss, as adjusted	$(28,618)	$(54,370)	$(120,270)	$(44,028)
Net loss per share	$(0.22)	$(0.48)	$(0.92)	$(0.39)

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. During the nine months ended September 30, 2007 and October 1, 2006, sales to customers that accounted for 10% or more of revenues totaled $283.3 million and $200.2 million, respectively. Sales to Nokia Siemens Networks accounted for approximately 36% and sales to Alcatel-Lucent accounted for approximately 16% of total revenues for the nine months ended September 30, 2007. For the nine months ended October 1, 2006, sales to Nokia accounted for approximately 23% and sales to Siemens accounted for approximately 14% of total revenues. Please note that Alcatel and Lucent completed their merger during the fourth quarter of 2006 and Nokia and Siemens completed their joint venture at the end of the first quarter of 2007.

As of September 30, 2007, approximately 31% and 15% of total accounts receivable related to two customers, respectively, each of which accounted for 10% or more of Powerwave’s total revenue during the first nine months of 2007. Any inability to collect outstanding receivables from these customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

On September 29, 2006, Powerwave sold its Arkivator subsidiary which operated its entire contract manufacturing segment. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from continuing operations for the first nine months of 2006. The cash flow activities of the contract manufacturing segment remain in the statements of cash flows for the nine months ended October 1, 2006.

Powerwave manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, Powerwave sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Motorola, Nokia Siemens, Nortel and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouygues Telecom, Orange, Sprint, Verizon Wireless and Vodafone. A majority of our products are sold to both sales channels. The Company maintains global relationships with most of our customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

Note 15. Financing Arrangements and Long-Term Debt

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

On April 24, 2007, the Company and certain of its subsidiaries, entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, the Company and certain subsidiaries can sell on a recourse basis, eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and Powerwave acts as the servicer for such receivables. The Company’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes. At September 30, 2007, there were no balances outstanding under the Receivables Purchase Agreement.

On September 24, 2007, the Company completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027. The notes are convertible into the Common Stock of the Company at a conversion rate of $8.71 per share and accrue interest at an annual rate of 3.875%. The notes mature in 2027. The Company may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of the Company’s Common Stock is more than $11.32 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by the Company at any time after October 8, 2014. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

The Company received net cash proceeds of approximately $145.5 million from the sale of the notes. Such net proceeds are available for working capital and general corporate purposes, including to repay our existing debt. Specifically, depending on market and other conditions, from time to time, we may repurchase a portion of our outstanding 1.25% Convertible Subordinated Notes due 2008 in open market purchases, in privately negotiated transactions, or otherwise. The Company intends to invest the net proceeds in short-term money market instruments, including time deposits, commercial paper and money market funds with maturities of three months or less, pending specific application of the funds.

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

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended December 31, 2006 (“fiscal 2006”), our largest customer was Nokia, who accounted for approximately 21% of our net sales. Our next largest customer in fiscal 2006, Siemens, accounted for approximately 13% of our net sales. Effective April 1, 2007, these two customers formed a new joint venture company consisting of both companies wireless infrastructure divisions. Also during 2006, two other major OEM customers, Alcatel and Lucent, announced plans to merge, and their merger was completed during the fourth quarter of 2006. These customer consolidations within the wireless infrastructure industry have created greater uncertainty in the short-term and have made accurate forecasting of short-term demand extremely difficult and have had a negative impact on our business and results of operations. The loss of any of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” and “Our success is tied to the growth of the wireless services communications market.” under Part II, Item 1A, “Risk Factors.”

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless base station equipment purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2006 and the first half of fiscal 2007 we experienced significant reductions in demand from AT&T and Nokia Siemens, which had an adverse effect on our business and results of operations. We have also previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002 that had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part II, Item 1A, “Risk Factors.”

Due to our acquisition of the Wireless Infrastructure division business of Filtronic plc and the large operating losses incurred over the last two years, our cash balances significantly reduced from approximately $237 million at January 1, 2006, to approximately $48 million at December 31, 2006. We have generated negative cash flow from operations during fiscal 2007, and we have $130 million of 1.25% Convertible Subordinated Notes coming due in July 2008. While we raised approximately $145.5 (net of issuance costs) in September 2007, through the issuance of $150 million of new 3.875% Convertible Subordinated Notes due 2027, we must begin to generate positive cash flow from operations to further reduce our outstanding debt and to improve our operations. While we are focused on improving our cash flow from operations, there can be no assurance that we will be able to significantly improve our cash flow from operations. If we are not able to improve our cash flow from operations, that will have a negative impact on our business and results of operations. See “We may need additional capital in the future and such additional financing may not be available at favorable terms…” under Part II, Item 1A Risk Factors.

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among wireless service providers has enabled such companies to place increased pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures and consolidation within the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions, reduce our overhead costs as well as our operating expenses and develop new products that incorporate advanced features that may generate higher gross margins. See “Our success is tied to the growth of the wireless services communications market…” and “Our average sales prices have declined…” under Part II, Item 1A, “Risk Factors.”

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

Accruals for Restructuring and Impairment Charges

We recorded $53.0 million, $1.3 million and $2.6 million of restructuring and impairment charges during fiscal years 2006, 2005 and 2004, respectively. In the first nine months of 2007, the Company recorded restructuring and impairment charges of approximately $30.4 million.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended September 30, 2007 and October 1, 2006:

	Three Months Ended		Nine months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	80.0	83.5	81.3	78.5
Intangible asset amortization	2.4	2.5	2.7	1.8
Restructuring and impairment charges	4.0	—	4.5	—
Acquired inventory incremental costs	—	—	—	—

Total cost of sales	86.4	86.0	88.5	80.3

Gross profit	13.6	14.0	11.5	19.7
Operating expenses:
Sales and marketing	6.5	6.6	7.3	4.9
Research and development	8.9	10.6	12.0	8.4
General and administrative	9.1	9.1	10.2	7.2
Intangible asset amortization	1.4	1.7	1.5	1.2
Restructuring and impairment charges	0.1	14.3	1.1	3.9

Total operating expenses	26.0	42.3	32.1	25.6

Operating loss	(12.4)	(28.3)	(20.6)	(5.9)
Other income (expense), net	(1.1)	2.0	(0.7)	0.8

Loss from continuing operations before income taxes	(13.5)	(26.3)	(21.3)	(5.1)
Income tax provision (benefit)	0.8	(6.3)	0.6	(1.3)

Loss from continuing operations	(14.3)	(20.0)	(21.9)	(3.8)

Income from discontinued operations, net of income taxes	—	—	—	0.4

Loss on sale of subsidiary	—	(17.3)		(4.6)

Total discontinued operations, net of income taxes		(17.3)		(4.2)

Net loss	(14.3)%	(37.3)%	(21.9)%	(8.0)%

Three Months ended September 30, 2007 and October 1, 2006

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world. Sales increased by 38% to $200.7 million for the three months ended September 30, 2007, from $145.8 million, for the three months ended October 1, 2006. This increase was due to several factors, which included increased demand from our original equipment manufacturers and our direct operator customers, which both increased by approximately 38% for the three months ended September 30, 2007 from the three months ended October 1, 2006. The business with our OEM customers, increased by approximately $40.0 million or 38% and our direct operator customers increased by approximately $14.9 million or 38% for the three months ended September 30, 2007 compared to the three months ended October 1, 2006. The increase in our OEM business was primarily due to the impact of the Filtronic Wireless Acquisition in the fourth quarter of 2006.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	September 30, 2007		October 1, 2006
Antenna systems	$44,351	22%	$36,141	25%
Base station systems	146,368	73%	98,064	67%
Coverage systems	9,954	5%	11,563	8%

Total	$200,673	100%	$145,768	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna systems and base station systems product groups is due to the impact of increased demand from both our OEM and direct operator customers during the three months ended September 30, 2007 as compared to the three months ended October 1, 2006. The slight decrease in coverage systems is primarily due to lower demand for coverage systems products and various customer deferrals while they wait for new product introductions scheduled for fiscal 2008.

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

	Three Months Ended (dollars in thousands)
Geographic Area	September 30, 2007		October 1, 2006
Americas	$55,820	28%	$30,387	21%
Asia Pacific	52,775	26%	20,637	14%
Europe	81,796	41%	89,616	61%
Other international	10,282	5%	5,128	4%

Total net sales	$200,673	100%	$145,768	100%

Revenues increased in all regions except Europe in the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006. The increase in revenues in the Asia Pacific region, was partially attributed to growth in India, and to growth in China. The increase in Americas revenues was due to growth in the operator direct channel as well as increased OEM demand in North America. The reduction in revenues in the European region is largely attributable to an increase in European OEM business taking delivery of products in Asia Pacific for the Asian market and taking delivery of products for the Middle East in that region. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended September 30, 2007, total sales to Nokia Siemens accounted for approximately 35% of sales and sales to Alcatel-Lucent accounted for approximately 17% of sales for the quarter. For the quarter ended October 1, 2006, total sales to Nokia accounted for approximately 34% of sales, and sales to Siemens accounted for approximately 17% of sales. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	September 30, 2007		October 1, 2006
Net sales	$200,673	100.0%	$145,768	100.0%
Cost of sales:
Cost of goods	160,499	80.0%	121,789	83.5%
Intangible amortization	4,910	2.4%	3,615	2.5%
Acquired inventory incremental costs	—	—%	—	—%
Restructuring and impairment charges	7,998	4.0%	—	—%

Total cost of sales	173,407	86.4%	125,404	86.0%

Gross profit	$27,266	13.6%	$20,364	14.0%

Our total gross profit increased during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 primarily as a result of our increased revenues. As a percentage of revenue, our gross profit declined during the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 due to increased intangible amortization combined with restructuring and impairment charges incurred in the third quarter of fiscal 2007. The increased intangible amortization costs are due to the Filtronic Wireless Acquisition. We incurred approximately $8.0 million of restructuring and impairment charges during the third quarter of fiscal 2007 related to restructuring plans implemented in conjunction with our outsourced Philippines manufacturing location and termination of our margin and revenue commitments associated with the original sale of the Philippines manufacturing location, impairment of our land at that location and the final consolidation of our Swedish operating location (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision to close our Costa Rica, Shanghai and Wuxi, China manufacturing operations as part of our plan to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…” and “Our reliance on contract manufacturers exposes us to risks…” under Part II, Item 1A. “Risk Factors.”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	September 30, 2007		October 1, 2006
Sales and marketing	$13,090	6.5%	$9,556	6.6%
Research and development	17,896	8.9%	15,513	10.6%
General and administrative	18,282	9.1%	13,210	9.1%
Intangible amortization	2,656	1.4%	2,487	1.7%
Restructuring and impairment charges	224	0.1%	20,854	14.3%

Total operating expenses	$52,148	26.0%	$61,620	42.3%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $3.5 million, or 37%, during the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006. The increase was due to increased salary expense associated with higher headcount added over the last year that was added as part of the Filtronic Wireless Acquisition, as well as increased sales commissions due to higher sales and an increase in the accounts receivable reserve.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $2.4 million, or 15%, during the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006 primarily due to the Filtronic Wireless Acquisition in the fourth quarter of 2006. During the second quarter of 2007, we initiated restructuring activities which reduced research and development personnel in various locations, which contributed to reduced expenses during the third quarter of 2007 compared with the first two quarters of fiscal 2007. (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses increased $5.1 million, or 38%, during the quarter ended September 30, 2007 as compared to the quarter ended October 1, 2006. This increase was due to additional expenses associated with the Filtronic Wireless Acquisition as well as increased professional fees associated with legal and accounting compliance activities on behalf of the Company.

Amortization of customer-related intangibles from our acquisitions, amounted to $2.7 million for the third quarter of fiscal 2007, compared to $2.5 million for the third quarter of fiscal 2006. The increase was due to amortization of the Filtronic Wireless intangibles acquired in October 2006.

We also recorded a restructuring charge of $0.2 million in the third quarter of fiscal 2007 for severance and facility closure costs compared to a charge of $20.9 million in the third quarter of fiscal 2006 related to consolidation and sale of the Company’s Swedish facilities.

Other Income (Expense), net

The following table presents an analysis of other income, net:

	Three Months Ended (dollars in thousands)
	September 30, 2007		October 1, 2006
Interest income	$455	0.2%	$1,988	1.4%
Interest expense	(2,349)	(1.2)%	(2,020)	(1.4)%
Foreign currency gain, net	(1,843)	(0.9)%	2,695	1.8%
Other income, net	1,458	0.7%	299	0.2%

Other income (expense), net	$(2,279)	(1.1)%	$2,962	2.0%

Interest income decreased by $1.5 million during the third quarter ended September 30, 2007 compared to the third quarter ended October 1, 2006 primarily due to decreased cash balances following the Filtronic Wireless Acquisition in the fourth quarter of 2006. As part of the Filtronic Wireless Acquisition, we paid $185 million in cash, along with 17.7 million shares of our common stock. Also contributing to lower other income (expense) was a net foreign exchange loss of approximately $1.8 million which was due the strength of the Euro relative to the Swedish Krona and US Dollar in the third quarter, which caused Euro and US Dollar denominated accounts receivables held in Sweden to be impacted during the quarter ended September 30, 2007. Interest expense increased primarily due to borrowings under the Company’s line of credit which were repaid by the end of the quarter and the issuance of the 3.875% Convertible Subordinated notes due 2027 in September 2007.

Income Tax Provision

Our effective tax rate for the three months ended September 30, 2007 was an expense of approximately 5.4% of our pre-tax losses of $27.2 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three months ended September 30, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, for the third quarter of 2007, income tax expense was impacted by a charge of $0.3 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2005 tax year.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (dollars in thousands)
	September 30, 2007	October 1, 2006
Operating loss	$(24,882)	$(41,256)
Other income (expense), net	(2,279)	2,962

Loss from continuing operations before income taxes	(27,161)	(38,294)
Provision (benefit) from income taxes	1,457	(9,080)

Loss from continuing operations	(28,618)	(29,214)

Loss from discontinued operations, net of income taxes	—	(25,156)

Net loss	$(28,618)	$(54,370)

Our loss from continuing operations for the quarter ended September 30, 2007 of $28.6 million compared to our loss of $29.2 million for the quarter ended October 1, 2006. The reduced loss from continuing operations during the third quarter of fiscal 2007 as compared to the third quarter of fiscal 2006 is primarily the result of increased revenues, reduced manufacturing overhead costs and reduced operating expenses offset by a $9.1 million tax benefit in the third quarter of 2006, which resulted in a relatively flat loss from continuing operations.

Nine months ended September 30, 2007 and October 1, 2006

Net Sales

Sales increased by 1% to $549.9 million for the nine months ended September 30, 2007, from $547.1 million, for the nine months ended October 1, 2006. This increase was due to several factors, which both increased and decreased revenue during these periods. During fiscal year 2006, revenue peaked in the second quarter of 2006 and then declined significantly for the remainder of the year due to reductions in demand by both network operators and consolidations within the OEM market. For fiscal 2007, during the first nine months we have seen a return in demand in the OEM market coupled with a gradual growth in demand by network operators. For the first nine months of 2007, we have seen lower demand overall from our direct network operator customers when compared with the first nine months of 2006. The increase in our OEM business was primarily due to the impact of our Filtronic Wireless Acquisition in the fourth quarter of 2006, and the return to more normal demand levels by Nokia Siemens.

The following table presents a further analysis of our sales based upon our various product groups:

	Nine months Ended (dollars in thousands)
Wireless Communications Product Group	September 30, 2007		October 1, 2006
Antenna systems	$115,408	21%	$151,482	28%
Base station systems	399,397	73%	343,844	63%
Coverage systems	35,141	6%	51,808	9%

Total	$549,946	100%	$547,134	100%

The decrease in antenna systems and coverage systems product groups is due to the impact of lower demand from direct network operators customers during the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine months Ended (dollars in thousands)
Geographic Area	September 30, 2007		October 1, 2006
Americas	$158,222	29%	$158,715	29%
Asia Pacific	141,280	26%	69,361	13%
Europe	234,840	43%	309,670	56%
Other international	15,604	2%	9,388	2%

Total net sales	$549,946	100%	$547,134	100%

Revenues in the Americas were basically flat in the first nine months of fiscal 2007 as compared to the first nine months of fiscal 2006. The increase in revenues in the Asia Pacific region is largely attributable to an increase in European OEM business taking delivery of products in Asia for the Asian market, and increased demand in parts of the Asian region including India and China. The reduction in European revenues relates to the shift in OEM deliveries to Asia mentioned above, and to a reduction in the European direct operator business.

For the nine months ended September 30, 2007, total sales to Nokia Siemens accounted for approximately 36% of sales and sales to Alcatel-Lucent accounted for approximately 16% of sales for the period. For the nine months ended October 1, 2006, total sales to Nokia accounted for approximately 23% of sales and sales to Siemens accounted for approximately 10% of sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine months Ended (dollars in thousands)
	September 30, 2007		October 1, 2006
Net sales	$549,946	100.0%	$547,134	100.0%
Cost of sales:
Cost of sales	447,306	81.3%	429,393	78.5%
Intangible amortization	14,716	2.7%	9,594	1.8%
Acquired inventory incremental costs	—	—%	235	—%
Restructuring and impairment charges	24,656	4.5%	—	—%

Total cost of sales	486,678	88.5%	439,222	80.3%

Gross profit	$63,268	11.5%	$107,912	19.7%

Our total gross profit decreased during the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 primarily as a result of our increased cost of sales and increased intangible amortization combined with restructuring and impairment charges incurred in the first nine months of fiscal 2007. Our increased cost of sales was due to increased manufacturing overhead coupled with delayed material cost reductions due to the lower purchasing volumes associated with the Filtronic Wireless Acquisition. The completion of the Filtronic Wireless Acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which are not being fully absorbed by our lower than expected revenues. Also contributing to the reduction in our gross margins was a significant reduction in direct operator sales, which typically have carried higher margins than our OEM based sales. The increased intangible amortization costs are due to the Filtronic Wireless Acquisition. We incurred approximately $24.7 million of restructuring and impairment charges during the first nine months of fiscal 2007, which included restructuring plans implemented in conjunction with our China manufacturing consolidation, the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructure activities (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges”).

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine months Ended (dollars in thousands)
Operating Expenses	September 30, 2007		October 1, 2006
Sales and marketing	$40,351	7.3%	$26,765	4.9%
Research and development	65,965	12.0%	45,944	8.4%
General and administrative	56,298	10.2%	39,564	7.2%
Intangible amortization	8,313	1.5%	6,739	1.2%
Restructuring and impairment charges	5,783	1.1%	21,025	3.9%

Total operating expenses	$176,710	32.1%	$140,037	25.6%

Sales and marketing expenses increased by $13.6 million, or 51%, during the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. The increase resulted primarily due to increased salaries associated with increased headcount added over the last year, as well as increased travel expenses, trade show expenses, customer demonstration units and selling expenses.

Research and development expenses increased by $20.0 million, or 44%, during the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006 primarily due to the Filtronic Wireless Acquisition in the fourth quarter of 2006, which originally added approximately 210 personnel to our research and development area as well as increased the number of active projects, which generated increased material expenses.

General and administrative expenses increased $16.7 million, or 43%, during the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006. This increase was due to additional expenses associated with the Filtronic Wireless Acquisition as well as increased professional fees associated with legal and accounting compliance activities.

Amortization of customer-related intangibles from our acquisitions, amounted to $8.3 million for the first nine months of fiscal 2007, compared to $6.7 million for the first nine months of fiscal 2006. The increase was due to amortization of the Filtronic Wireless intangibles acquired in October 2006. We also recorded restructuring and impairment charges of $5.8 million in the first nine months of fiscal 2007 for severance and facility closure costs related to our 2007 restructuring plan, 2006 Plan for Consolidation of Operations, compared to $21.0 million for the first nine months of fiscal 2006 (see Note 7 of the Notes to Condensed Consolidated Financial Statements, “Restructuring and Impairment Charges”).

Other Income (Expense), net

The following table presents an analysis of other expense, net:

	Nine months Ended (dollars in thousands)
	September 30, 2007		October 1, 2006
Interest income	$931	0.2%	$6,273	1.1%
Interest expense	(6,823)	(1.2)%	(6,002)	(1.0)%
Foreign currency gain, net	2,507	0.4%	2,961	0.5%
Other expense, net	(99)	0.0%	1,193	0.2%

Other income (expense), net	$(3,484)	(0.6)%	$4,425	0.8%

Interest income decreased by $5.3 million during the nine months ended September 30, 2007 primarily due to decreased cash balances following the Filtronic Wireless Acquisition in October 2006. As part of the Filtronic Wireless Acquisition, we paid $185 million in cash, along with 17.7 million shares of our common stock. In addition, we incurred additional interest expense during 2007 due to borrowings under our line of credit as well as a reduction in our net foreign currency gain which was primarily due to the weakness of the Swedish Krona versus the Euro during the first nine months of 2007 as compared with 2006.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2007 was an expense of approximately 2.9% of our pre-tax losses of $89.8 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the nine months ended September 30, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, for the nine months ended September 30, 2007, income tax expense was impacted by a charge of approximately $0.7 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 and 2005 tax years.

Net Loss

The following table presents a reconciliation of operating income to net loss:

	Nine months Ended (in thousands)
	September 30, 2007	October 1, 2006
Operating loss	$(113,442)	$(32,125)
Other income (expense), net	(3,484)	4,425

Loss from continuing operations before income taxes	(116,926)	(27,700)
Provision (benefit) from income taxes	3,344	(6,836)

Loss from continuing operations	(120,270)	(20,864)

Loss from discontinued operations, net of income taxes	—	(23,164)

Net loss	$(120,270)	$(44,028)

Our loss from continuing operations for the nine months ended September 30, 2007 of $120.3 million compared to our loss of $20.9 million for the nine months ended October 1, 2006 is primarily the result of lower gross margins due to increased manufacturing overhead due to the Filtronic Wireless Acquisition and increased operating expenses associated with the Filtronic Wireless Acquisition, all resulting in larger operating and net losses. Our net loss of $44.0 million for the nine months ended October 1, 2006 reflects the loss on the sale of the Arkivator business, which is shown as a discontinued operation. The Arkivator business was sold in the third quarter of 2006.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our bank line of credit. As of September 30, 2007, we had working capital of $211.4 million, including $190.4 million in unrestricted cash and cash equivalents as compared to working capital of $423.5 million at October 1, 2006, which included $236.3 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2007 and October 1, 2006:

	Nine months Ended
	September 30, 2007	October 1, 2006
Net cash provided by (used in):
Operating activities	$(11,259)	$(37,202)
Investing activities	9,206	27,912
Financing activities	148,771	8,995
Effect of foreign currency translation on cash and cash equivalents	2,168	4,114

Net increase (decrease) in cash and cash equivalents	$148,886	$3,819

Net cash used in operations during the nine months ended September 30, 2007 was $11.3 million as compared to a net use of cash of $37.2 million during the nine months ended October 1, 2006. The increase in cash provided by operations during the first nine months of fiscal 2007 is primarily due to lower inventory and lower accrued expenses when compared to the first nine months of 2006.

Net cash provided by investing activities during the first nine months of fiscal 2007 was $9.2 million as compared to $27.9 million during the first nine months of fiscal 2006. The $148.8 million in net cash provided by financing activities during the nine months ended September 30, 2007 resulted primarily from the issuance of the $150 million of 3.875% Convertible Subordinate Notes. The cash provided by investing activities in the first nine months of 2006 was primarily related to $19.1 million in proceeds from the disposition of our Philippines operations and the sale of Arkivator for $24.7 million offset by the $7.4 million spent for an acquisition during the first nine months of fiscal 2006 and capital spending. Total capital expenditures during the nine months ended September 30, 2007 and October 1, 2006 were approximately $9.7 million and $10.4 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $3 million and $5 million, consisting of test and production equipment, as well as computer hardware and software.

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

We have a total of $480 million of convertible subordinate notes outstanding, of which $130 million aggregate principal amount of 1.25% convertible subordinated notes are due in July 2008. The notes due in July 2008 are callable by us beginning July 22, 2007 subject to certain terms and conditions. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. While we raised net cash proceeds of $145.5 million in September 2007 through the issuance of $150.0 million aggregate 3.875% convertible subordinated notes due October 2027, if we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt, including the notes due July 2008. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all. If we continue to generate losses from operations, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes, our ability to maintain operations may be impacted.

Financing Activities

On September 24, 2007, Powerwave completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027. The notes are convertible into the Common Stock of Powerwave at a conversion rate of $8.71 per share and accrue interest at an annual rate of 3.875%. The notes mature in 2027. Powerwave may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of Powerwave’s Common Stock is more than $11.32 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by Powerwave at any time after October 8, 2014. Holders of the notes may require Powerwave to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

Powerwave received net cash proceeds of approximately $145.5 million from the sale of the notes. Such net proceeds are available for working capital and general corporate purposes, including to repay our existing debt. Specifically, depending on market and other conditions, from time to time, we may repurchase a portion of our outstanding 1.25% Convertible Subordinated Notes due 2008 in open market purchases, in privately negotiated transactions, or otherwise. Powerwave intends to invest the net proceeds in short-term money market instruments, including time deposits, commercial paper and money market funds with maturities of three months or less, pending specific application of the funds.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of September 30, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt

At September 30, 2007, we had $480.0 million of long-term debt consisting of our $130.0 million 1.25% convertible subordinated notes due July 2008, our $200.0 million 1.875% convertible subordinated notes due November 2024 and our $150.0 million 3.875% convertible subordinated notes due 2027. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for additional information.

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

As of September 30, 2007, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Long-term debt (including interest)	$141,188	$19,125	$19,125	$534,063	$713,501
Capital lease obligations	13	—	—	—	13
Operating lease obligations	5,344	4,837	1,829	70	12,080
Purchase commitments with contract manufacturers	42,502	—	—	—	42,502
Other commitments	38,677	—	—	—	38,677
Guarantees	—	—	—	—	—

Total contractual obligations and commercial commitments	$227,724	$23,962	$20,954	$534,133	$806,773

We have excluded the reserve for uncertain income tax positions of $1.3 million at September 30, 2007 as we cannot reasonably estimate when such liabilities will be settled.

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

During the nine months ended September 30, 2007, we granted options to purchase a total of 1,701,000 shares of Common Stock and we granted 155,000 shares of restricted stock to employees. After deducting 914,115 shares for options forfeited, the result was net grants of 941,885. Net option grants during the year represented 0.7% of our total outstanding common shares of 130,952,880 as of September 30, 2007. The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Nine months Ended September 30, 2007	Year Ended December 31, 2006	Year Ended January 1, 2006
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.7%	0.8%	(0.4)%
Grants to executive officers during the period as a % of total options granted during the period	33.2%	27.0%	—%
Grants to executive officers during the period as a % of total outstanding common shares	0.4%	0.4%	—%
Cumulative options held by executive officers as a % of total options outstanding	35.5%	34.8%	30.5%

At September 30, 2007, a total of 7,043,896 options were available for grant under all of our option plans and a total of 39,175 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the three months ended September 30, 2007:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 31, 2006	7,056,242	$2.19-$67.08	$9.57	4,136,329	$10.99
Granted	1,701,000	$5.17-$ 6.80	$6.51
Exercised	(488,160)	$2.19-$ 6.52	$4.34
Cancelled	(914,115)	$5.01-$52.98	$10.43

Balance at September 30, 2007	7,354,967	$2.29-$67.08	$9.10	3,966,995	$10.77

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of September 30, 2007. For purposes of this table, in-the-money stock options are those options with an exercise price less than $6.16 per share, the closing price of Powerwave Common Stock on September 28, 2007, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $6.16 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	1,445,626	$5.05	145,834	$5.18	1,591,460
Out-of-the-Money	2,521,369	$14.05	3,242,138	$7.23	5,763,507

Total Options Outstanding	3,966,995	$10.77	3,387,972	$7.15	7,354,967

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the nine months ended September 30, 2007, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of September 30, 2007. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 30, 2007		Value of Unexercised In-the-Money Options at September 30, 2007(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Buschur	—	$—	904,166	195,834	$257,082	$47,917
Kevin T. Michaels	—	$—	496,020	253,230	$410,584	$47,917
J. Marvin Magee	—	$—	—	260,000	$—	$—
Khurram Sheikh	—	$—	—	185,000	$—	$—

(1)

In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $6.16, the Company’s closing Common Stock price reported by Nasdaq on September 28, 2007, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of September 30, 2007, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Equity Compensation Plans Approved by Shareholders	7,354,967	$9.10	7,043,896	(1)
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	7,354,967	$9.10	7,043,896

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 355,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At September 30, 2007, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources, with our international customers accounting for approximately 74% of our net sales during the nine months ended September 30, 2007, 74% of our fiscal 2006 net sales, 63% of our fiscal 2005 net sales and 74% of our fiscal 2004 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at September 30, 2007, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of September 30, 2007, we had cash equivalents of approximately $197.7 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.0 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. While short-term investment rates have increased significantly during the last year, we believe that we are not subject to material fluctuations in principal of our cash portfolio given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. In terms of our debt, our convertible subordinate notes carry fixed interest rates while our Receivables Purchase Agreement utilizes variable rates. Based on our overall interest rate exposure at September 30, 2007, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first nine months of fiscal 2007 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006 and seek compensatory damages in an amount to be proven at trial. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action. The amended complaint purports to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint has been removed to federal court and the case has been stayed by court order pending a resolution of the motion to dismiss the related securities class action litigation described above. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

ITEM 1A.	RISK FACTORS

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect this will continue. For the nine months ended September 30, 2007, sales to Nokia Siemens accounted for approximately 36% of net sales and sales to Alcatel-Lucent accounted for approximately 16% of our net sales. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 34% of our revenues in 2006. For fiscal year 2005, Cingular Wireless (now known as AT&T), accounted for approximately 16% of our net sales and Nokia accounted for approximately 14% of our net sales. During fiscal years 2006 and 2007, our direct sales to AT&T significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal years 2006 and 2007. During the fourth quarter of 2006, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss for 2006 and the first nine months of 2007. The new Nokia Siemens is our largest customer and any decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, AT&T, and network operator customers and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

On May 3, 2004, we completed the exchange offer for the outstanding shares of LGP Allgon Holding AB. On September 2, 2005, we completed the REMEC Wireless Acquisition and on October 15, 2006, we completed the Filtronic Wireless Acquisition. Each of these acquisitions involve the integration of companies and operations, many of which are based in different countries that previously operated independently. This is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of LGP Allgon, REMEC Wireless and Filtronic Wireless, and as a result, we may not successfully integrate these operations with our own in a timely manner, or at all. We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our results of operations. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the acquisitions, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of these acquisitions relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of these businesses.

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

In conjunction with the acquisition of Filtronic’s Wireless Infrastructure business, we paid $185 million to Filtronic, significantly reducing our cash balance. In April 2007, we entered into a revolving trade receivables purchase agreement which provides a sales facility for our trade receivables, up to a maximum of $65.0 million. In September 2007, Powerwave completed the private placement of $150.0 million in aggregate principal amount of convertible subordinated notes due October 2027. Powerwave received net cash proceeds of approximately $145.5 million from the sale of these notes. While the revolving trade receivables purchase agreement gives us additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses, reducing our inventories and managing the worldwide aspects of our company, our operations may not generate profits and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $480.0 million of outstanding convertible debt that we issued in 2003, 2004, and 2007, of which $130.0 million is due in July 2008. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and improve our cash flow is dependent on numerous risks and uncertainties and if are not able to reduce our inventories, we will not generate cash required to operate our business. Our ability to secure additional financing is also dependent upon the credit markets, which have recently come under pressure due to credit concerns arising from the subprime mortgage lending market. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We are in the process of implementing a new worldwide enterprise resource planning system and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our systemic internal controls.

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the implementation phase and have converted the majority of the existing Powerwave operations to the Oracle system. With the Filtronic Wireless Acquisition, we are now planning the conversion of the Filtronic systems and intend to convert the Filtronic enterprise resource planning systems during the remainder of fiscal 2007 and fiscal 2008 to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. During the third quarter of 2006, we encountered delays in our conversion of our European operations. These delays coupled with production transfer issues, resulted in delayed production and less revenues which negatively impacted our results in the same quarter. While we have implemented our plans to finish the conversion process, these delays did have a negative impact on our operating costs. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005 and 2006, a significant portion of this increase was due to our acquisitions of LGP Allgon and REMEC Wireless. During fiscal 2006, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, in the fourth quarter of 2006, when we acquired Filtronic Wireless, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic Wireless businesses. As a result of this reduction and general slowness in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $249.4 million in the fourth quarter of 2005. This slowdown continued in the first six months of 2007, when our revenues declined from the fourth quarter of 2006 and when compared to the first six months of 2006, even though the first six months of 2007 included the Filtronic Wireless acquisition. These types of reductions in overall market demand had a negative impact on our business and results of operations.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. In addition, the consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens is concentrating their purchasing power at the surviving entities, which is placing further pricing pressures on the products we sell to such customers. We may be forced to further reduce our prices to such customers, which would have a negative impact on our business and results of operations. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The average sales price for our products declined by between 2% to 12% from fiscal 2005 to fiscal 2006. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003 and again in fiscal 2006. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major original equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

We have had quality problems with our products in the past and may have similar problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our recent acquisitions. While we intend to seek recovery of amounts that we have paid, or may pay in the future, to resolve warranty claims through indemnification from the prior manufacturer, such process can be costly and time consuming.

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

For the nine months ended September 30, 2007, and fiscal years 2006, 2005, and 2004, international revenues (excluding North American sales) accounted for approximately 72%, 72%, 62%, and 69% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

The increase in the number of shares of our outstanding Common Stock due to the Filtronic Wireless Acquisition which added 17.7 million shares, in addition to the potential conversion of our outstanding convertible debt instruments would add approximately 47.6 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

We may need to recognize an impairment of our goodwill

If our revenues do not grow or reach anticipated levels or if our common stock continues to trade at current low levels, it is possible that in the near future an indicator of impairment of our goodwill may exist and we may need to recognize an impairment in our goodwill. A large portion of the value of the Company is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. At September 30, 2007, goodwill totaled $502.3 million, which equates to approximately 89% of our total equity. Such an impairment could result in a significant loss for the period in which such impairment occurs. In addition, our acquisition of Filtronic’s Wireless Infrastructure Division business has an initial accounting value of $353.2 million, which includes approximately $186 million of goodwill identified in the preliminary allocation of the purchase price to the fair value of the assets acquired. The accounting value, which reflects a purchase price that includes $185 million in cash and 17.7 million shares of our Common Stock valued at an average price of $9.22 per share based on the average closing price for three days before and after our announcement of the Filtronic Wireless Acquisition in June 2006. Since that date our stock has declined significantly. On October 13, 2006, the last trading day prior to the close of the Filtronic Wireless Acquisition, our stock closed at $6.28 per share. On November 8, 2007, our stock closed at $4.68 per share.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 30, 2007.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
July 2 – July 31	—		—	—	—
August 1 – August 31	—		—	—	—
September 1 – September 30	7,150	(1)	$6.33	—	—

(1)

On September 19, 2007, Ronald Buschur, the Company’s President and Chief Executive Officer, surrendered 7,150 shares of common stock to cover his tax withholding obligation with respect to the vesting of 20,000 shares under a December 2005 restricted stock grant.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
4.11	Indenture, dated September 24, 2007, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company America (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

4.12	Registration Rights Agreement, dated September 24, 2007 by and between the Company and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

4.13	Form of Global 3.875% Convertible Subordinated Note due 2027 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

10.33.2	Amended and Restated Amending Agreement dated October 5, 2007 between Powerwave Technologies Inc. and Celestica Corporation (incorporated by reference to Exhibit 10.33.2 of the Company’s Current Report of Form 8-K filed with the Securities and Exchange Commission on October 9, 2007).

10.62	Letter Agreement regarding Change of Control Benefits between the Company and Khurram Sheikh dated July 13, 2007.*

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.**

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERWAVE TECHNOLOGIES, INC.

Date: November 9, 2007	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Chief Financial Officer