Form 10-K
period 2007-12-30
POWERWAVE TECHNOLOGIES INC
filed 2008-02-28
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 1, 2007, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $873,866,414 computed using the closing price of $6.70 per share of Common Stock on June 29, 2007, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 22, 2008 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 131,167,965.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended of December 30, 2007 are incorporated by reference into Part III of this report.	III (Items 10, 11, 12, 13, 14)

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

General

Powerwave Technologies, Inc. (“Powerwave” or the “Company” or “our” or “we”) was incorporated in Delaware in January 1985, under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to network operators), and directly to individual wireless network operators for deployment into their existing networks.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended December 30, 2007 (“fiscal 2007”), our largest customers continued to be original equipment manufacturers. Those customers exceeding ten percent (10%) of our revenues included Nokia Siemens Networks, who accounted for approximately 35% of our net sales, and Alcatel-Lucent, who accounted for approximately 16% of our net sales. We are dependent upon these two customers for 51% of our revenues and due to this large percentage both of these customers have the ability to significantly impact our financial results by demanding price reductions and threatening to reduce their business with us or transfer that business to other companies. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from either of these customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market...” under Part I, Item 1A, “Risk Factors.”

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless infrastructure equipment purchasers in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2006 and 2007 we experienced significant reductions in demand from Cingular Wireless (now known as AT&T), Nokia and Siemens, which had an adverse effect on our business and results of operations. We have also previously experienced significant reductions in demand from our customers, including the significant reduction in demand during fiscal 2003 as compared to fiscal 2002 that had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, “Risk Factors.”

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among both original equipment manufacturers and wireless service providers has enabled such companies to place continual pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures and consolidation within the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions, redesign our products to reduce their cost, reduce our overhead costs as well as our operating expenses and develop new products that incorporate advanced features that may generate higher gross margins. See “Our success is tied to the growth of the wireless services communications market…; and Our average sales prices have declined…” under Part I, Item 1A, “Risk Factors.”

Significant Business Developments in Fiscal 2007

During 2007, we implemented a restructuring plan to consolidate three manufacturing locations in China into one location in Suzhou, China. As part of this consolidation, we implemented the process of closing both our Shanghai and Wuxi, China manufacturing locations.

In the second quarter of 2007, we formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, we closed our design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued our design and development center in Shipley, UK, resulting in a personnel reduction of approximately 186.

In addition, in the second quarter of 2007, we sold our previously listed Swedish headquarters facility located in Sweden for approximately $11.8 million and realized a loss of approximately $1.0 million.

Also during 2007, we renegotiated our contract manufacturing arrangement with Celestica with regards to our former Philippines manufacturing location which we sold to Celestica in 2006. The amended agreement with Celestica eliminated future minimum revenue and margin commitments with Celestica.

In December 2007, we sold our manufacturing operations located in Hungary to Sanmina SCI, a third party contract manufacturing supplier, and we also entered into a manufacturing services agreement with Sanmina SCI. Our agreement with Sanmina SCI does not contain any minimum revenue or margin commitments on our part.

On April 24, 2007, we terminated our $75.0 million Amended Credit Agreement with Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent. As of the date of termination, we had not borrowed any amounts under the Amended Credit Agreement. In addition, we did not incur any early termination penalties in connection with the termination of the Amended Credit Agreement.

On April 24, 2007, we entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Brach, as Administrative Agent. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. The receivables sales facility is subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. At December 30, 2007, there were no balances outstanding under the Receivables Purchase Agreement.

On September 24, 2007, we completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027. The notes are convertible into our Common Stock at a conversion rate of $8.71 per share and accrue interest at an annual rate of 3.875%. The notes mature in 2027. We may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of our Common Stock is more than $11.32 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by us at any time after October 8, 2014. Holders of the notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

We received net cash proceeds of approximately $145.5 million from the sale of the notes. Such net proceeds are available for working capital and general corporate purposes, including to repay our outstanding debt. Specifically, at December 30, 2007, we have used approximately $114 million of these proceeds to repurchase approximately $116.4 million aggregate principal value of our outstanding 1.25% Convertible Subordinated Notes due July 2008. At December 30, 2007, there remains approximately $13.6 million aggregate principal value outstanding of our 1.25% Notes due July 2008.

During the fourth quarter of 2007, the market price of our common stock significantly declined, which resulted in a significant decline in the market value of our common stock. Based upon this decline in our market value and the fact that our business operates in only one segment, Wireless Communications, we determined that an indicator of goodwill impairment existed during the fourth quarter of 2007. We have completed the “step-two” impairment testing required pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, and the result is a goodwill impairment charge of $151.7 million which was recognized in the fourth quarter of 2007 (see Note 9 of the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data).

Industry Segments and Geographic Information

Powerwave operates in one reportable business segment: “Wireless Communications.” All of our revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in all major frequency bands including cellular, PCS, 3G and WiMAX wireless communications networks throughout the world. Our products are sold globally and produced in multiple locations.

On September 29, 2006, we sold our Arkivator subsidiary which consisted of our entire contract manufacturing segment. Consequently, our contract manufacturing segment is now classified as a discontinued operation and the results of this segment are removed from continuing operations for all reporting periods (see Note 18 of the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”.) See Note 24 of the Notes to Consolidated Financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data” for an analysis of Powerwave’s net sales based on the geographic area to which the product was shipped.

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

Our business depends upon the worldwide demand for wireless communications and the resulting requirements for infrastructure spending by wireless network operators to support such demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2G, 2.5G or 3G networks. These wireless networks utilize common transmission protocols including Code Division Multiple Access or CDMA and Global System for Mobile or GSM, both of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA2000 and CDMA EV/DO.

The latest major generation of wireless voice and data transmission protocols is commonly referred to as 3G. These next generation transmission protocols provide significantly higher data rate transmissions, with significant additional voice capacity and the ability to transmit high capacity information, such as video and web access. The major 3G transmission protocol is known as Wideband Code Division Multiple Access or WCDMA. This protocol is being utilized in the next generation of GSM networks, which are referred to as Universal Mobile Telecommunication Systems or UMTS.

There continue to be new generations of wireless voice and data transmission protocols, and some of the newest protocols are commonly referred to as 4G. These future protocols have not been widely deployed, and in some cases the full specifications of these future generation protocols have yet to be fully agreed upon by the various standards bodies that establish and formalize such standards. Examples of these types of 4G protocols are Worldwide interoperability for Microwave Access or WiMAX and Long Term Evolution or LTE.

Principal Product Groups

We divide our wireless communications business into the following product groups:

Antenna Systems

This product group includes base station antennas and tower mounted amplifiers. Powerwave offers an extensive line of base station antennas which cover all major radio frequency bands including the cellular, PCS and 3G bands. Our products also support all major wireless transmission protocols. Our base station antenna products include single, dual and triple-band solutions based on proprietary technology in a variety of sizes. Powerwave also offers remote adjustable electrical tilt antennas which provide remote control and monitoring capabilities.

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

We offer both single and multi-carrier radio frequency power amplifiers for use in all major global frequency bands including cellular, PCS and 3G bands, supporting all major transmission protocols. Typical system applications include CDMA, CDMA 2000, W-CDMA, GSM, EDGE, and UMTS protocols with output power ranging from 10 to 180 Watts.

We also produce filters which can improve the signal transmission for both up and down link as well as help to reduce out of band performance. Our filters also cover all major global frequency bands. Along with filters we also provide radio frequency power combiners which allow for the connecting of multiple radio frequency power signals.

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

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Alcatel-Lucent, Ericsson, Huawei, Motorola, NEC, Nokia Siemens, Nortel, and Samsung. We also sell our products to operators of wireless networks, such as ALLTEL Corporation, AT&T, Orange, O2, Sprint, T-Mobile, Vodafone and Verizon Wireless.

For fiscal 2007, our largest customer, Nokia Siemens, accounted for approximately 35% of our net sales. Our next largest customer in fiscal 2007, Alcatel-Lucent, accounted for approximately 16% of our net sales. The loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. We experienced a significant reduction in demand during 2006 and 2007 by AT&T and by Nokia and Siemens, which both contributed to a significant negative impact on our business and results of operations. These reductions and losses highlight this risk in our business. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, “Risk Factors.”

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

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. The initial sales cycle for many of our products is lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. While certain customers provide us with estimated forecasts of their future requirements, they are not typically bound by such forecasts.

International sales (excluding North American sales) of our products approximated 73%, 72%, and 62% of net sales for the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions, such as the economic downturn in the South Korean and Asian markets in 1998 and the Brazilian market during 1999. Since a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to such customers. See “Our future success is dependent upon our ability to compete globally…” under Part I, Item 1A, “Risk Factors.”

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We, along with our contract manufacturers, perform warranty obligations and other maintenance services for our products in the U.S., Sweden, Estonia, Finland, China, and at our contract manufacturing locations.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support new transmission protocols, such as third generation protocols such as W-CDMA, HSDPA, TD-SCDMA and CDMA2000. We also support fourth generation protocols such as WiMAX and LTE. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 417 people as of December 30, 2007. Expenditures for research and development approximated $85.0 million in 2007, $71.2 million in 2006, and $61.0 million in 2005. See “The wireless communications infrastructure equipment industry is extremely competitive...; and if we are unable to hire and retain highly qualified technical and managerial personnel…” under Part I, Item 1A, “Risk Factors.”

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

Our current competitors include CommScope, Inc., Comba Telecom, Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation and Radio Frequency Systems. We also compete with a number of other foreign and privately held companies throughout the world, subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than Powerwave and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

Our success depends in large part upon the rate at which wireless infrastructure original equipment manufacturers incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of various infrastructure components is captive within the internal manufacturing operations of a small number of leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. In addition, most large wireless infrastructure original equipment manufacturers maintain internal design capabilities that may compete directly with our products and our own designs. Many of our customers internally design and/or manufacture their own components rather than purchase them from third-party vendors such as Powerwave. Many of our customers also continuously evaluate whether to manufacture their own components or whether to utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design products in an attempt to replace products sold by us. We believe that this practice will continue. In the event that a customer manufactures or designs their own products, such customer could reduce or eliminate their purchase of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell such products externally to other manufacturers, thereby competing directly with us. One example of this is Alcatel-Lucent, which owns Radio Frequency Systems. If, for any reason, our customers decide to produce their products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our results of operations.

We have experienced significant price competition as well as price erosion and we expect price competition in the sale of our products to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources which may enable them to withstand sustained price competition or a market downturn better than us. In addition, many of our customers will continue to demand price reductions. If we cannot reduce the cost of our products or convince our customers to not require price reductions, our business and results of operations will be adversely impacted. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Backlog

Our six-month backlog of orders on December 30, 2007 was estimated at $105.9 million as compared to approximately $86.5 million on December 31, 2006. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Our backlog does not reflect our expectations of future orders and has not been an appropriate measure of our future revenue. This is due to the fact that the majority of our customers do not place long lead time orders for our products.

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

We operate both company-owned manufacturing locations as well as utilize contract manufacturers for a significant percentage of our manufacturing activities. We currently have manufacturing operations in China, Estonia, Finland, and the United States. In addition, we utilize contract manufacturers in Europe, Asia and the United States. During 2007, we consolidated three manufacturing locations in China into one of the locations. As part of this consolidation, we implemented the process of closing both our Shanghai and Wuxi, China manufacturing locations. During 2007, we re-negotiated our contract manufacturing arrangement with Celestica with regards to our former Philippines manufacturing location which we sold to Celestica in 2006. The amended agreement with Celestica eliminated future revenue and margin commitments with Celestica. In December 2007, we sold our manufacturing operations located in Hungary to Sanmina SCI, one of our contract manufacturing suppliers. Our agreement with Sanmina SCI related to our prior Hungary manufacturing operations does not contain any minimum revenue and margin commitment.

As a result of our utilization of contract manufacturers for a significant portion of our manufacturing, the cost, quality, performance and availability of our contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines at contract manufacturers, or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. In addition, the cost, quality, performance and availability of our company-operated manufacturing are also essential to the successful production and sale of our products. Any delays in the ramp-up of production lines at our plants, or any delays in the qualification by our customers of our facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

Our manufacturing, production and design operations are ISO 9001, ISO 14001, TL-9000 and TickIT-5 certified. ISO refers to the quality model developed by the International Organization for Standardization. TL refers to the set of quality system requirements that are specific to the telecommunications industry. TickIT refers to the set of quality standards that are specific to the software industry. Numerous customers and potential customers throughout the world, particularly in Europe, require that their suppliers be ISO certified. In addition, many customers require that their suppliers purchase components only from subcontractors that are ISO certified. We require that all of our contract manufacturers maintain ISO and/or TL certifications.

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

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We currently own approximately 180 U.S. patents and approximately 284 foreign patents, and we have filed applications for over 58 additional U.S. patents and over 325 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of December 30, 2007, Powerwave had 2,483 full and part-time employees, including 1,498 in manufacturing, 231 in quality, 417 in research and development, 170 in sales and marketing and 167 in general and administration. We believe that we have good relations with our employees.

Contract Personnel

Powerwave also utilizes contract personnel hired from third party agencies. As of December 30, 2007, we were utilizing approximately 1,359 contract personnel, primarily in our manufacturing operations.

ITEM 1A.	RISK FACTORS

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, results of operations or financial condition could suffer, and the trading price of our Common Stock could decline.

Risks Related to the Business

We rely upon a few customers for the majority of our revenues and the loss of any one of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and we expect this will continue. For the fiscal year ended December 30, 2007, sales to Nokia Siemens accounted for approximately 35% of net sales and sales to Alcatel-Lucent accounted for approximately 16% of our net sales. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 34% of our revenues in 2006. For fiscal year 2005, Cingular Wireless (now known as AT&T), accounted for approximately 16% of our net sales and Nokia accounted for approximately 14% of our net sales. During fiscal years 2006 and 2007, our direct sales to AT&T significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal 2006 and 2007. During part of fiscal years 2006 and 2007, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss and reduced financial performance for both fiscal 2006 and 2007. Nokia Siemens is our largest customer and any decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, AT&T, and network operator customers and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

On October 15, 2006, we completed the acquisition of the Wireless Infrastructure Division business of Filtronic plc (“Filtronic Wireless Acquisition”). This acquisition involved the integration of companies and operations, many of which are based in different countries that previously operated independently. This is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of Filtronic Wireless, and as a result, we may not successfully integrate these operations with our own in a timely or cost-effective manner, or at all. We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our results of operations. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the acquisition, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of this acquisition relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of this business.

In addition, the acquisition of Filtronic’s Wireless Infrastructure Division business is one of the largest acquisitions we have undertaken and the complex process of integrating this business requires significant resources. We have incurred and will continue to incur significant costs and commit significant management time in integrating this operation, information, communications and other systems and personnel, among other items. The integration of this business has resulted and will continue to result in cash outflows related to the integration process, such as:

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

At December 30, 2007, we had approximately $65.5 million of cash, with $7.4 million of it restricted. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our revolving trade receivables purchase agreement or other sources of cash. While the revolving trade receivables purchase agreement gives us additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies, or to fund our ongoing operations. If we are not successful in integrating our businesses, reducing our inventories and managing the worldwide aspects of our company, our operations may not generate positive cash flow and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $350.0 million of outstanding convertible debt that we issued in 2004 and 2007. We also have approximately $13.6 million principal value of convertible debt due in July 2008. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and improve our cash flow is dependent on numerous risks and uncertainties and if we are not able to reduce our inventories, we will not generate cash required to operate our business. Our ability to secure additional financing is also dependent upon the credit markets, which have recently come under pressure due to credit concerns arising from the subprime mortgage lending market. If we are unable to secure additional financing or such financing is not available at acceptable terms, we may not be able to take advantage of such opportunities, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We are in the process of implementing a new worldwide enterprise resource planning system and if we are unsuccessful in deploying the system or, if it takes longer than anticipated to deploy the system, we may incur significant additional costs which would negatively impact our financial results as well as potentially weaken our systemic internal controls.

At the end of 2004, we made the decision to replace our existing enterprise resource planning systems with a single global system from Oracle. We have begun the implementation phase and have converted the majority of our operations to the Oracle system. We are now planning the remaining conversions and currently plan to complete the conversions of the remaining enterprise resource planning systems during fiscal 2008 to the Oracle platform. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While a successful implementation will provide many benefits to the Company, an unsuccessful or delayed implementation will cost the Company significant time and resources, as well as expense. During the third quarter of 2006, we encountered delays in our conversion of a portion of our European operations. These delays coupled with production transfer issues, resulted in delayed production and less revenues which negatively impacted our results in the same quarter. While we have implemented our plans to finish the conversion process, these delays did have a negative impact on our operating costs. Any delays in the remaining conversions could negatively impact our operating results in future periods. In addition, due to the systemic internal control features within enterprise resource planning systems, any changes in our enterprise resource planning system will have an impact on the testing of our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. If we encounter unanticipated delays in deploying our new enterprise resource planning system, we may be unable to complete within the currently required time period our Section 404 testing of the systemic internal controls within such system, which could create a material weakness or significant deficiency in our overall internal controls as of the end of a fiscal year.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006 and 2007, a significant portion of this increase was due to our various acquisitions. During fiscal years 2006 and 2007, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, beginning in the fourth quarter of 2006, when we acquired the wireless infrastructure division of Filtronic, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic Wireless businesses. As a result of this reduction and general slowness in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $249.4 million in the fourth quarter of 2005. This slowdown continued in the first six months of 2007, when our revenues declined from the fourth quarter of 2006. Our revenues also declined when compared to the first six months of 2006, even though the first six months of 2007 included the Filtronic Wireless Acquisition. These types of reductions in overall market demand have had a negative impact on our business and results of operations.

During fiscal 2005, 2006 and 2007, we also experienced a significant reduction in demand from Nortel. We cannot guarantee that we will be able to continue to generate new demand to offset reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G, or next generation service based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. There is also a risk that the general economic slowdown which began in the latter half of 2007 will continue throughout 2008, potentially having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks will result in reduced demand for our products which will have a material adverse effect on our business.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. In addition, the consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens is concentrating their purchasing power at the surviving entities, which is placing further pricing pressures on the products we sell to such customers. We may be forced to further reduce our prices to such customers, which would have a negative impact on our business and results of operations. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The average sales price for our products declined by between 0% to 16% from fiscal 2006 to fiscal 2007. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

Our suppliers, contract manufacturers or customers could become competitors.

Many of our customers internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design wireless communications network products in an attempt to replace products manufactured by us. In addition, some customers threaten to undertake such activities if we do not agree to their requested price reductions. We believe that all of these practices will continue. In the event that our customers manufacture or design their own wireless communications network products, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our results of operations and liquidity. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us. If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, require us to reduce our prices, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our results of operations.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003 and again in fiscal 2006 and fiscal 2007. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our operating results will be negatively impacted.

Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs.

If our contract manufacturers are unable to timely respond to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand resulting in lost revenues, or alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers and subcontractors that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. We expect that we will incur such costs in the future.

By using contract manufacturers, our ability to directly control the use of all inventories is reduced since we do not have full operating control over their operations. If we are unable to accurately forecast demand for our contract manufacturers and manage the costs associated with our contract manufacturers, we may be required to pay inventory carrying costs or purchase excess inventory. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our operating results and liquidity would be negatively impacted.

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

A number of our products and the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. To date, missed customer delivery dates have not had a material adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our results of operations.

As part of the Filtronic Wireless Acquisition, we are purchasing certain components from Filtronic plc for use in certain products included in the acquisition. These components, currently purchased from the Filtronic plc subsidiary, Filtronic Compound Semiconductors Limited, are utilized in the manufacture of certain filter products. Filtronic Compound Semiconductors Limited is being acquired by RF Micro Devices Inc., with the transaction expected to close in March of 2008. If we were unable to obtain such components in the future, we would have to redesign certain products and find an alternative source of supply, which would increase our costs and have a negative impact on our business and results of operations. We may also be subject to penalties if we could not find a timely replacement and were unable to meet customer delivery requirements.

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

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the U.S., Europe and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians located in Asia and Europe. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products.

We have had quality problems with our products including those we have acquired in recent business acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in our recent acquisitions. While we intend to seek recovery of amounts that we have paid, or may pay in the future, to resolve warranty claims through indemnification from the prior manufacturer, such process can be costly and time consuming.

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

As part of our manufacturing strategy, we utilize contract manufacturers in China, Europe, Philippines, Singapore and Thailand. We also maintain our own manufacturing operations in China, Finland and Estonia, as well as the United States. We closed our Costa Rica manufacturing facility in December 2006 and sold our Hungary manufacturing operations in December 2007.

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

For fiscal years 2007, 2006, and 2005, international revenues (excluding North American sales) accounted for approximately 73%, 72%, and 62% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

We may need to recognize an additional impairment to our goodwill

For the fourth quarter of fiscal 2007, we recognized an impairment of our goodwill in the amount of $151.7 million caused by the decrease in the market value of our common stock, which significantly reduced our market value. If our revenues do not grow or reach anticipated levels or if our Common Stock continues to trade at current low levels, it is possible that in the near future an additional indicator of impairment of our goodwill may exist and we may need to recognize another impairment in our goodwill. A large portion of our value is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. At December 30, 2007, goodwill totaled $353.2 million, which equates to approximately 92% of our total equity. Such an impairment could result in a significant loss for the period in which such impairment occurs.

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

Our current competitors include CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel, and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in return, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 30, 2007, the closing price of our Common Stock ranged from a high of $15.33 to a low of $3.90 per share. During the first two months of 2008, the closing price of our Common Stock reached a low of $2.92 per share. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 36.5 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell their Powerwave shares at or above their acquisition price.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether or not our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent registered public accounting firm to audit management’s report.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to report on management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 5 are newly effective, some of the judgments will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. In addition, we are in the process of replacing our enterprise resource planning system and such system replacement during fiscal 2008 may create unanticipated delays in completing the documentation and testing requirements of Section 404. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet
Santa Ana, California	Owned	360,000
Salisbury, Maryland	Owned	79,000
Santa Ana, California	Leased	46,000
Merrimack, New Hampshire	Leased	37,000
Coppell, Texas	Leased	17,000

U.S. sub-total		539,000

Kempele, Finland	Owned	248,000
Suzhou, China	Leased	158,000
Heredia, Costa Rica	Owned	93,000
Berenyi Ut, Hungary	Leased	87,000
Saku Vald, Estonia	Leased	38,000
Shanghai, China	Leased	21,000
Kista, Sweden	Leased	21,000
Shipley, United Kingdom	Leased	20,000

Non-U.S. sub-total		686,000

Total		1,225,000

Additionally, we maintain over 11 sales, engineering, and operating offices worldwide. In December 2006, we closed the Costa Rica manufacturing facility and it was held for sale at December 30, 2007. During fiscal 2007, we closed the Shanghai and Wuxi manufacturing operations and the El Dorado Hills engineering location. In December 2007, we sold our manufacturing operations located in Hungary and have subleased the manufacturing plant to Sanmina SCI.

ITEM 3.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006 and seek compensatory damages in an amount to be proven at trial. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action. The amended complaint purports to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. In December 2007, the defendants filed a motion to dismiss the amended complaint. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of Shareholders of the Company was held on December 6, 2007. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2008 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors	Votes For	Votes Withheld
Moiz M. Beguwala	105,086,459	5,515,130
Ken J. Bradley	105,096,047	5,505,542
Ronald J. Buschur	105,040,559	5,561,030
John L. Clendenin	105,062,320	5,539,269
David L. George	105,051,040	5,550,549
Eugene L. Goda	105,046,078	5,555,511
Carl W. Neun	105,074,516	5,527,073

2. Approval of Extended and Restated 1996 Employee Stock Purchase Plan:

In Favor Of	Against	Abstain	Broker Non-Votes
81,485,086	4,288,584	676,390	24,151,529

3. Ratification of the appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2007. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2007 was approved. The voting results are as follows:

In Favor Of	Against	Abstain	Broker Non-Votes
105,313,354	5,158,759	129,476	—

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Powerwave’s Common Stock is quoted on the Nasdaq Global Select Market under the symbol PWAV. Set forth below are the high and low sales prices as reported by Nasdaq for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2007
First Quarter Ended April 1, 2007	$6.83	$4.75
Second Quarter Ended July 1, 2007	$6.95	$5.67
Third Quarter Ended September 30, 2007	$7.64	$5.97
Fourth Quarter Ended December 30, 2007	$6.36	$3.80

Fiscal Year 2006
First Quarter Ended April 2, 2006	$15.76	$12.05
Second Quarter Ended July 2, 2006	$13.60	$8.62
Third Quarter Ended October 1, 2006	$9.36	$6.20
Fourth Quarter Ended December 31, 2006	$7.82	$5.87

Holders

There were approximately 793 stockholders of record as of February 20, 2008. We believe there are approximately 17,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Securities Authorized For Issuance Under Equity Compensation Plans

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of December 30, 2007, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	7,032,990	$9.01	7,119,043	(1)

Not Approved by Shareholders	—	—	—

Total	7,032,990	$9.01	7,119,043

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 195,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended December 30, 2007.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
October 1 – October 31	32,175	(1)	$5.99	—	—

November 1 – November 30	—		—	—	—

December 1 – December 30	7,150	(2)	$4.33	—	—

(1)	Reflects shares surrendered to cover tax withholding obligation with respect to the vesting of shares under a restricted stock grant pursuant to the 2005 Stock Incentive Plan.
(2)

On December 19, 2007, Ronald Buschur, the Company’s President and Chief Executive Officer, surrendered 7,150 shares of common stock to cover his tax withholding obligation with respect to the vesting of 20,000 shares under a December 2005 restricted stock grant.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder returns for Powerwave’s Common Stock with the cumulative total return of the S & P 500 Index and the S & P Communications Equipment Index. The presentation assumes $100 invested on December 29, 2002 in Powerwave’s Common Stock, the S & P 500 Index and the S & P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on Powerwave’s Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2003	$144	$129	$166
2004	$159	$143	$171
2005	$235	$150	$175
2006	$121	$173	$202
2007	$84	$183	$206

The material in this performance graph is not “soliciting” material and is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Powerwave under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data has been derived from Powerwave’s audited consolidated financial statements. The audited consolidated financial statements as of December 30, 2007 and December 31, 2006 and for the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006 are included herein. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	December 30, 2007	December 31, 2006 (1)	January 1, 2006 (2)	January 2, 2005	December 28, 2003
Consolidated Statements of Operations Data:
Net sales	$780,517	$716,886	$784,330	$448,868	$239,069
Gross profit	87,251	90,891	204,653	104,383	16,215
Operating income (loss)	(300,271)	(135,839)	54,236	(27,304)	(55,824)
Income (loss) from continuing operations	(309,535)	(137,546)	52,560	(72,788)	(32,859)
Total discontinued operations, net of tax	—	(21,357)	(1,914)	666	—
Net income (loss)	$(309,535)	$(158,903)	$50,646	$(72,122)	$(32,859)
Earnings (loss) per share from continuing operations:
Basic	$(2.37)	$(1.19)	$0.51	$(0.81)	$(0.51)
Diluted	$(2.37)	$(1.19)	$0.44	$(0.81)	$(0.51)
Earnings (loss) per share from discontinuing operations:
Basic	$—	$(0.18)	$(0.02)	$0.01	$—
Diluted	$—	$(0.18)	$(0.02)	$0.01	$—
Net earnings (loss) per share:
Basic	$(2.37)	$(1.37)	$0.49	$(0.80)	$(0.51)
Diluted	$(2.37)	$(1.37)	$0.42	$(0.80)	$(0.51)
Basic weighted average common shares	130,396	115,918	103,396	90,212	64,667
Diluted weighted average common shares	130,396	115,918	135,906	90,212	64,667

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$65,517	$47,836	$237,479	$289,443	$260,528
Working capital	$192,160	$249,464	$384,677	$344,132	$280,245
Total assets	$981,094	$1,215,732	$1,130,184	$1,020,771	$466,257
Long-term debt, net of current portion	$350,000	$330,000	$330,000	$330,000	$130,000
Total shareholders’ equity	$382,484	$651,598	$581,261	$515,612	$271,037

(1)

Fiscal year 2006 includes the financial results of Filtronic beginning October 2006. See “Note 17. Acquisitions” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

(2)

Fiscal year 2005 includes the financial results of REMEC’s Wireless Infrastructure Business beginning September 2005. See “Note 17. Acquisitions” of the “Notes to Consolidated Financial Statements” under Part II, Item 8, “Financial Statements and Supplementary Data.”

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

On October 15, 2006, we completed the acquisition of the Wireless Infrastructure Division business of Filtronic plc.

During the last seven years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. In the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the potential United States recession forecasted for fiscal 2008, have also had a negative impact on capital spending by wireless network operators, and may have a negative impact going forward. These changes have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During fiscal 2006 and 2007, we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007. For the fourth quarter of fiscal 2007, we recorded an impairment in the value of our goodwill in the amount of $151.7 million. This significantly increased our loss for fiscal year 2007.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. We have implemented our plans to restructure and integrate the acquired REMEC operations, technology and personnel with our operations. In October 2006, we completed the Filtronic Wireless Acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal year 2007, we were focused on finalizing and implementing our plans to integrate this acquisition, consolidate its operations and reduce our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As we ended 2007, we have a number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure and position us to return to profitability. As was demonstrated during 2007, these acquisitions do not provide any guarantee that our revenues will increase.

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

Inventories

We value our inventories at the lower of cost (determined on an average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Depending on the product line, provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory and are recorded as a charge to cost of sales. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past seven fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional expense in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of our cumulative federal and state net operating losses, we have recorded a valuation allowance against a portion of our gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not be offset by a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on our estimate of the ultimate settlement that may be accepted by the tax authorities. We continually evaluate these tax-related matters. At the date of any material change in our estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized are adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

In July 2006, the FASB issued FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 as of January 1, 2007, and have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years in these jurisdictions. The periods subject to examination for our U.S. federal return are the 2004 through 2007 tax years, including adjustments to net operating loss and credit carryovers to those years. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years.

As of the adoption date, a liability for uncertain income tax positions has been recorded pursuant to FIN 48 in the amount of $14.5 million in taxes including accrued penalties and interest of $5.6 million. Of this amount, $1.3 million would affect tax expense if the uncertain tax benefits were recognized, $2.4 million would result in a decrease of deferred tax assets in jurisdictions where they are currently offset by a full valuation allowance, and $10.8 million would impact goodwill. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

Goodwill, Intangible Assets and Long-Lived Assets

We record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price over fair value recorded as goodwill. Because of the expertise required to value intangible assets and in-process research and development, we typically engage third-party valuation specialists to assist us in determining those values. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected.

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we utilize subjective valuations for the reporting unit based upon a discounted cash flow analysis as well as quoted market prices of our common stock plus an estimated market premium based upon companies with similar market transactions. The discounted cash flow analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the forecast assumptions utilized materially change, it could result in a lower fair value calculation which could require an impairment of existing goodwill. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

In the year ended December 30, 2007, we recorded an impairment charge of $151.7 million related to the impairment of goodwill. See further discussion of this charge in Note 9 of the Notes to Consolidated Financial Statements.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to six years. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our intangible or other long-lived assets are currently impaired, there have been impairments in the current year as well as in the past, and any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

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

Accruals for Restructuring and Impairment Charges

We recorded $198.2 million, $58.6 million and $53.3 million of restructuring and impairment charges during fiscal years 2007, 2006 and 2005, respectively, which includes an impairment charge of $151.7 million related to the impairment of goodwill. See further discussions of these charges under Operating Expenses below and in Note 9 of the Notes to the Consolidated Financial Statements.

2007 Restructuring Plan

In the second quarter of 2007, we formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, we closed our design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued our design and development center in Shipley, UK. We finalized this plan in the fourth quarter of 2007.

A summary of the activity affecting our accrued restructuring liability related to the 2007 Restructuring Plan for the fiscal year ended December 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 31, 2006	$—	—	$—
Amounts accrued	5,531	915	6,446
Amounts paid/incurred	(5,531)	(395)	(5,926)
Effects of exchange rates	—	2	2

Balance at December 30, 2007	$—	$522	$522

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. All of the workforce reduction payments were completed in the fourth quarter of 2007 and the facility closure amounts will be paid out over the remaining lease terms which extend through the third quarter of 2008.

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic Wireless Acquisition, we formulated and began to implement a plan to restructure our global manufacturing operations with an initial primary focus on operations in China. As part of this plan to reduce our costs, we are consolidating our manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China, acquired in the Filtronic Wireless Acquisition. The plan was finalized in the second quarter of 2007 and includes reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. In addition, we will also cease production of certain product lines manufactured in the two plants that are closing in China, as well as products manufactured in Costa Rica and produced at a contract manufacturer in China due to efforts to reduce costs and to eliminate duplicative product lines. The Costa Rica manufacturing facility was closed in December 2006.

A summary of the activity affecting our accrued restructuring liability related to the 2006 Plan for Consolidation of Operations at December 30, 2007, and December 31, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 1, 2006	$—	$—	$—
Amounts accrued	5,189	250	5,439
Amounts paid/incurred	(300)	—	(300)

Balance at December 31, 2006	4,889	250	5,139
Amounts accrued	325	2,129	2,454
Amounts paid/incurred	(4,920)	(1,776)	(6,696)
Effects of exchange rates	(23)	13	(10)

Balance at December 30, 2007	$271	$616	$887

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). Our restructuring and integration plans are subject to continued future refinement as additional information becomes available. We expect that the workforce reductions will be paid out over the next ten months and the facility closure amounts will be paid over the next six months.

Integration of LGP Allgon and REMEC’s Wireless Systems Business

We recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC’s Wireless Systems Business and LGP Allgon operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”). The implementation of the restructuring and integration plan is substantially complete.

A summary of the activity affecting our accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for fiscal years ended December 30, 2007, and December 31, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 2, 2005	$12,754	$4,001	$599	$17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	12,743	3,580	29	16,352
Amounts expensed	402	929	—	1,331
Amounts paid/incurred	(15,270)	(1,075)	(590)	(16,935)
Effect of exchange rates	(1,905)	(76)	(47)	(2,028)

Balance at January 1, 2006	8,787	7,359	243	16,389
Amounts accrued in purchase accounting	(2,359)	187	—	(2,172)
Amounts paid/incurred	(4,887)	(3,757)	(50)	(8,694)
Effect of exchange rates	545	(80)	5	470

Balance at December 31, 2006	2,086	3,709	198	5,993
Excess reserves offset to goodwill	(830)	—	—	(830)
Amounts accrued	—	608	—	608
Amounts paid/incurred	(1,256)	(2,169)	(198)	(3,623)
Effect of exchange rates	—	(5)	—	(5)

Balance at December 30, 2007	$—	$2,143	$—	$2,143

All workforce reduction payments have been made, and we expect that the facility closure amounts will be paid out over the remaining lease terms which extend through January 2011.

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

New Accounting Pronouncements

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for us). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on our consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact of adopting EITF 07-3 on our results of operations and financial condition.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently assessing the impact of EITF 06-11 on our consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that adopting SFAS No. 157 will have on our results of operations and financial condition.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the years ended December 30, 2007, December 31, 2006, and January 1, 2006:

	Fiscal Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	81.8	80.1	72.7
Intangible asset amortization	2.5	2.1	1.0
Acquired inventory incremental costs	—	0.3	0.2
Restructuring and impairment charges	4.5	4.8	—

Total cost of sales	88.8	87.3	73.9

Gross profit	11.2	12.7	26.1
Operating expenses:
Sales and marketing	6.8	5.4	5.0
Research and development	10.9	9.9	7.7
General and administrative	9.6	8.1	5.2
Intangible asset amortization	1.4	1.4	1.1
In-process research and development	—	3.5	—
Restructuring and impairment charges	1.5	3.3	0.2
Goodwill impairment charge	19.4	—	—

Total operating expenses	49.6	31.6	19.2

Operating income (loss)	(38.4)	(18.9)	6.9
Other income (expense), net	(0.3)	0.4	0.3

Income (loss) from continuing operations before income taxes	(38.7)	(18.5)	7.2
Provision for income taxes	0.9	0.7	0.5

Income (loss) from continuing operations	(39.6)	(19.2)	6.7

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	0.3	(0.2)
Loss on sale of subsidiary	—	(3.3)	—

Total discontinued operations, net of tax	—	(3.0)	(0.2)

Net income (loss)	(39.6)%	(22.2)%	6.5%

Years ended December 30, 2007 and December 31, 2006

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G, and WiMax wireless communications networks throughout the world.

Sales increased by 9% to $780.5 million, for the year ended December 30, 2007, from $716.9 million, for the year ended December 31, 2006. This increase was due to several factors, which included significantly higher demand from our original equipment manufacturer customers, which increased by $133.1 million or 31% from fiscal year 2006 to 2007. The major contributors to this increase were Alcatel-Lucent, which increased by $88.9 million, and Nokia Siemens, which increased by $30.5 million. These increases were offset by a reduction in our direct operator sales channel, which decreased by $69.5 million or 25% from 2006 to 2007. These numbers reflect a full year of net sales from the acquisition of Filtronic in 2007. For 2007, we experienced further weakness in both the European and North American direct operator channels. We believe that this reduction was due to several issues, including the low spending level by AT&T during the first half of 2007, and delays in the deployment of T-Mobile’s North American 3G network during 2007. In addition, European network operators reduced spending on their 3G networks during 2007.

The following table presents a further analysis of our sales based upon our various product groups:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Groups	December 30, 2007		December 31, 2006
Antenna systems	$160,974	20.6%	$195,879	27.3%
Base station subsystems	565,084	72.4%	449,276	62.7%
Coverage solutions	54,459	7.0%	71,731	10.0%

Total net sales	$780,517	100.0%	$716,886	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, outdoor cabinets and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions. The decrease in the antenna systems product group sales during 2007 as compared to 2006 is due primarily to the reduction in direct operator sales during 2007. The majority of products sold in this product revenue group are sold directly to wireless network operators, so any overall slowdown in this customer group impacts this product revenue group. The reduction in the coverage solutions product group sales during 2007 was due to lower repeater and coverage engineering sales compared to 2006, as well as the sale of the microwave product line during 2006. Microwave products accounted for approximately $7 million of revenues during 2006 and no revenues during 2007. Offsetting these two product groups was the increase in the base station subsystems product group sales, which were largely driven by higher original equipment manufacturer sales during 2007 compared to 2006.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 30, 2007		December 31, 2006
Americas	$220,798	28.3%	$205,702	28.7%
Asia	203,904	26.1%	102,766	14.3%
Europe	334,085	42.8%	396,837	55.4%
Other international	21,730	2.8%	11,581	1.6%

Total net sales	$780,517	100.0%	$716,886	100.0%

Revenues in the Americas increased by 7% during fiscal 2007 as compared to fiscal 2006, primarily as a result of increased delivery of original equipment manufacturer products in the North American marketplace. Revenues in the Asia region increased by 98% during fiscal 2007, primarily due to increased sales into China, India, and South Korea. In addition, several of our original equipment manufacturer customers started taking delivery of products within the Asia region, when previously they had taken delivery of certain products outside of the region, particularly in Europe. Revenues in the European region declined by 16% during 2007, due to several of our original equipment manufacturer customers taking product deliveries in a region outside of Europe if the product is being sold outside of Europe. In addition, weakness in the European direct operator market contributed to the overall decline in revenues for Europe. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the year ended December 30, 2007, total sales to Nokia Siemens accounted for approximately 35% of sales and sales to Alcatel-Lucent accounted for approximately 16% for the period. For the year ended December 31,

2006, total sales to Nokia and Siemens accounted for approximately 34% of sales and sales to Alcatel and Lucent accounted for approximately 5%. Notwithstanding our prior acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 30, 2007		December 31, 2006
Net sales	$780,517	100.0%	$716,886	100.0%
Cost of sales:

Cost of goods	638,487	81.8%	573,975	80.1%
Intangible asset amortization	19,609	2.5%	14,990	2.1%
Acquired inventory incremental costs	—	—	2,414	0.3%
Restructuring and impairment charges	35,170	4.5%	34,616	4.8%

Total cost of sales	693,266	88.8%	625,995	87.3%

Gross profit	$87,251	11.2%	$90,891	12.7%

Our total gross profit decreased during fiscal 2007 compared to fiscal 2006 primarily as a result of our increased restructuring and impairment charges incurred in 2007. In addition, during 2007 our cost of goods sold increased as a percentage of our revenues due to increased charges for inventory obsolescence, compared to 2006. For 2007, our total inventory excess and obsolete charges were $18.5 million, compared to $13.4 million for 2006. We also incurred a full year of the increased manufacturing overhead costs associated with the Filtronic Wireless Acquisition, which was completed in October 2006. Also contributing to the reduction in our gross profit percentage was a reduction in direct operator sales as a percentage of total sales, which typically have carried higher margins than our original equipment manufacturers based sales. For 2007, direct operator sales were approximately

27% of our total revenues, compared to approximately 39% of total revenues for 2006. For both 2007 and 2006, we incurred significant restructuring and impairment charges. For 2007, these charges relate to several areas, including our completion of the China manufacturing consolidation, our manufacturing consolidation and restructuring activities, and the restructuring of our contract manufacturing relationships. For 2006, these charges are related to restructuring plans implemented in conjunction with the China manufacturing consolidation and certain acquisitions related restructuring plans (see Note 9 “Restructuring and Impairment Charges” of the Notes to Consolidated financial Statements under Part II, Item 8, “Financial Statements and Supplementary Data”).

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision to close or transfer our Hungary, Shanghai and Wuxi, China manufacturing operations as part of our plan to reduce our manufacturing costs. However, we cannot guarantee that these cost reduction, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…; and Our reliance on contract manufacturers exposes us to risks…” under Part I, Item 1A. “Risk Factors.”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
Operating Expenses	December 30, 2007		December 31, 2006
Sales and marketing	$52,991	6.8%	$38,836	5.4%
Research and development	84,992	10.9%	71,193	9.9%
General and administrative	75,267	9.6%	58,016	8.1%
Intangible asset amortization	11,033	1.4%	9,592	1.4%
In-process research and development	208	0.0%	25,100	3.5%
Restructuring and impairment charges	11,296	1.5%	23,993	3.3%
Goodwill impairment charge	151,735	19.4%	—	0.0%

Total operating expenses	$387,522	49.6%	$226,730	31.6%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $14.2 million during fiscal 2007 as compared to fiscal 2006. The increase resulted primarily from increased personnel and related costs associated with the Filtronic Wireless Acquisition, as well as increased marketing expenses, sales commissions associated with higher sales and increases in the accounts receivable reserve.

Research and development expenses consist of ongoing product design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $13.8 million, or 19%, during fiscal 2007 as compared to fiscal 2006. The majority of this increase is due to the addition of the Filtronic Wireless Acquisition, which added significant additional engineering resources in the fourth quarter of 2006. Beginning in the second quarter of 2007, we began initiating restructuring activities which reduced research and development personnel in various locations, along with increasing use of research and development personnel in lower cost regions such as India.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, facilities and human resources. General and administrative expenses increased $17.3 million, or 30%, during fiscal 2007 as compared to fiscal 2006. This increase was due to several factors including, a whole year of general and administrative expenses and facilities costs associated with the Filtronic Wireless Acquisition, approximately $1.4 million of increased costs incurred for audit and tax work, valuation work related to the goodwill impairment and testing of our internal controls over financial reporting. In addition, for 2007 compensation expense of approximately $4.9 million was recognized during fiscal 2007 for restricted stock, stock options, and employee stock purchase plan awards and $3.0 million was recorded in fiscal 2006.

Amortization of customer-related intangibles, from the LGP Allgon, REMEC and Filtronic acquisitions, amounted to $11.0 million for fiscal 2007, compared to $9.6 million for fiscal 2006.

We recorded a one-time charge in fiscal 2007 of $0.2 million for purchased in-process research and development associated with the acquisition of Cognition Networks LLC in the fourth quarter of 2007. During fiscal 2006, we recorded a one-time charge of $25.1 million for purchased in-process research and development associated with the Filtronic Wireless Acquisition. These charges relate to certain product development activities of the acquired businesses that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

For fiscal 2007, we recorded a goodwill impairment charge of $151.7 million. In the fourth quarter of 2007, the market value of our common stock substantially declined. As a result of this decline, we determined that we had an indicator of impairment of our goodwill, and an interim test of goodwill impairment was required. As a result, we performed a “Step one” impairment test. Based upon the test, we determined that our goodwill was impaired, and a “Step two” test was required to measure the impairment. In the fourth quarter of 2007, we completed a “step two” test of our goodwill and recorded a charge of $151.7 million.

We operate in a single operating segment and reporting unit, and determined the fair value of the reporting unit which equates to the entire company, utilizing our common stock price which is quoted on the Nasdaq Global Market along with a control premium based upon recent transactions of comparable companies. We determined the fair value of our intangible assets by using the discounted cash flow method. In preparing our fair value analysis for the use in the goodwill impairment test, we utilized a third-party valuation firm to assist in the valuation.

For fiscal 2007, we recognized restructuring and impairment charges of $11.3 million. These included the closure of several design and development facilities, impairment charges related to the closure and sale of facilities, and severance costs related to the reduction of personnel. Total employee count was reduced by 1,740 from the end of 2006 to the end of 2007. For fiscal 2006, we recognized restructuring and impairment charges of $24.0 million. These resulted primarily from the loss of approximately $3.5 million from the sale of two facilities located in Sweden and the impairment of approximately $18.3 million in the value of the remaining facility in Sweden.

Other Income (Expense), net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	December 30, 2007		December 31, 2006
Interest income	$2,137	0.3%	$7,301	1.0%
Interest expense	(10,086)	(1.3)%	(7,931)	(1.1)%
Foreign currency gain, net	910	0.1%	205	—%
Other income, net	4,973	0.6%	3,333	0.5%

Other income (expense), net	$(2,066)	(0.3)%	$2,908	0.4%

Other income consists primarily of interest income, less interest expense. Interest income decreased by $5.2 million during fiscal 2007 primarily due to reduction of cash balances in relation to the completion of the Filtronic Wireless Acquisition in the fourth quarter of 2006 which included the payment of $185 million of cash. Interest expense increased by $2.2 million, which primarily reflects additional interest expense related to the issuance in September 2007 of $150 million par value 3.875% convertible subordinated notes due October 2027, and interest expense related to borrowings under our line of credit during fiscal 2007. We also recognized an increase in our net foreign currency gain of $0.7 million for fiscal 2007 due to the weaker U.S. dollar versus most major currencies. Other income, net consists of rental income and other miscellaneous income and expenses.

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% due primarily to the imposition of a valuation allowance on both our U.S., Swedish, UK, and certain other foreign jurisdictions tax losses, as required under FAS 109, the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, and goodwill impairment not deductible for tax and certain foreign sourced income subject to tax. We recorded a tax provision including continuing and discontinuing operations of $7.2 million during fiscal 2007 as compared to a tax provision of $5.4 million for fiscal 2006. Given the global scope of our worldwide operations and the difficulty in predicting and, thereafter, realizing our earnings within each tax jurisdiction, we expect that our effective tax rate may fluctuate dramatically in the future.

Net Loss

The following table presents a reconciliation of operating loss from continuing operations to net loss:

	Fiscal Years Ended (in thousands)
	December 30, 2007	December 31, 2006
Operating loss	$(300,271)	$(135,839)
Other income (expense), net	(2,066)	2,908

Loss from continuing operations before income taxes	(302,337)	(132,931)
Provision for income taxes	7,198	4,615

Loss from continuing operations	(309,535)	(137,546)

Discontinued operations, net of income taxes:
Income from discontinued operations	—	2,107
Loss on sale of subsidiary	—	(23,464)

Total discontinued operations, net of tax	—	(21,357)

Net loss	$(309,535)	$(158,903)

Our net loss from continuing operations for fiscal 2007 of $309.5 million compared to a net loss from continuing operations of $137.5 million for fiscal 2006. The increase in the loss during fiscal 2007 as compared to fiscal 2006 is primarily due to the goodwill impairment charge of $151.7 million incurred in the fourth quarter of 2007 and higher operating expenses incurred during 2007 compared to 2006 due to the Filtronic Wireless Acquisition which occurred in the fourth quarter of 2006. Therefore, 2007 had an entire year of Filtronic Wireless operating expenses, as compared to only one quarter in 2006.

Years ended December 31, 2006 and January 1, 2006

Net Sales

Sales decreased by 8.6% to $716.9 million, for the year ended December 31, 2006, from $784.3 million, for the year ended January 1, 2006. This decrease was due to several factors, which included significant lower demand from our direct operator customers, which decreased by $133.6 million or 32% from fiscal year 2005 to 2006. One major contributor to this decline was AT&T who reduced direct purchases by $87.3 million and accounted for a large portion of the remaining reduction. While the reduced revenue from direct operator customers was somewhat offset by increased demand from our original equipment manufacturer customers of approximately $66.2 million, in the fourth quarter of 2006, we experienced a significant reduction in demand from Nokia and Siemens. This reduction in demand also significantly impacted the revenues from products acquired in the fourth quarter of 2006 associated with the Filtronic Wireless Acquisition. The following table presents a further analysis of our sales based upon product groups:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Groups	December 31, 2006		January 1, 2006
Antenna systems	$195,879	27.3%	$246,220	31.4%
Base station subsystems	449,276	62.7%	457,260	58.3%
Coverage solutions	71,731	10.0%	80,850	10.3%

Total net sales	$716,886	100.0%	$784,330	100.0%

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 31, 2006		January 1, 2006
Americas	$205,702	28.7%	$307,055	39.2%
Asia	102,766	14.3%	76,303	9.7%
Europe	396,837	55.4%	393,022	50.1%
Other international	11,581	1.6%	7,950	1.0%

Total net sales	$716,886	100.0%	$784,330	100.0%

Revenues in the Americas decreased during fiscal 2006 as compared to fiscal 2005, primarily as a result of reduced demand by AT&T and Nortel.

For the year ended December 31, 2006, total sales to Nokia accounted for approximately 21% of sales and sales to Siemens accounted for approximately 13% for the period. For the year ended January 1, 2006, total sales to AT&T accounted for approximately 16% of sales and sales to Nokia accounted for approximately 14%.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 31, 2006		January 1, 2006
Net sales	$716,886	100.0%	$784,330	100.0%
Cost of sales:
Cost of goods	573,975	80.1%	570,034	72.7%
Intangible asset amortization	14,990	2.1%	8,238	1.0%
Acquired inventory incremental costs	2,414	0.3%	1,405	0.2%
Restructuring and impairment charges	34,616	4.8%	—	—%

Total cost of sales	625,995	87.3%	579,677	73.9%

Gross profit	$90,891	12.7%	$204,653	26.1%

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
Operating Expenses	December 31, 2006		January 1, 2006
Sales and marketing	$38,836	5.4%	$39,199	5.0%
Research and development	71,193	9.9%	60,571	7.7%
General and administrative	58,016	8.1%	40,598	5.2%
Intangible asset amortization	9,592	1.4%	8,368	1.1%
In-process research and development	25,100	3.5%	350	—%
Restructuring and impairment charges	23,993	3.3%	1,331	0.2%

Total operating expenses	$226,730	31.6%	$150,417	19.2%

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

General and administrative expenses increased $17.4 million, or 43%, during fiscal 2006 as compared to fiscal 2005. This increase was due to several factors including, additional personnel from our acquisitions, a whole year of general and administrative expenses and facilities costs associated with the REMEC Wireless Acquisition, approximately $1.5 million of increased costs incurred for both audit and testing of our internal controls over financial reporting due to an increased number of locations acquired in our acquisitions, approximately $2.2 million of increased expenses incurred for the implementation of our Oracle enterprise resource planning system as well as increased personnel costs and general administrative costs due to the Filtronic Wireless Acquisition in the fourth quarter of fiscal 2006. In addition, compensation expense of approximately $3.0 million was recognized during fiscal 2006 for stock options and employee stock purchase plan awards and no amount was recorded in fiscal 2005.

Amortization of customer-related intangibles, from our various acquisitions, amounted to $9.6 million for fiscal 2006, compared to $8.4 million for fiscal 2005. We recorded a one-time charge of $25.1 million in fiscal 2006 based upon the preliminary purchase price allocation for the Filtronic Wireless Acquisition for purchased in-process research and development that was expensed upon the completion of the Filtronic Wireless Acquisition. This charge related to certain product development activities of Filtronic Wireless that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

For fiscal 2006, we recognized restructuring and impairment charges of $24.0 million. These resulted primarily from the loss of approximately $3.5 million from the sale of two facilities located in Sweden and the impairment of approximately $18.3 million in the value of the remaining facility in Sweden.

Other Income, net

The following table presents a breakdown of other income, net:

	Fiscal Years Ended (in thousands)
	December 31, 2006		January 1, 2006
Interest income	$7,301	1.0%	$7,609	1.0%
Interest expense	(7,931)	(1.1)%	(7,718)	(1.0)%
Foreign currency gain, net	205	—%	1,361	0.2%
Other income	3,333	0.5%	1,049	0.1%

Other income, net	$2,908	0.4%	$2,301	0.3%

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

Provision for Income Taxes

Our effective tax rate differs from the U.S. federal statutory tax rate of 35% primarily due to the imposition of a valuation allowance on both our U.S., Swedish and certain UK tax losses, as required under FAS 109, as well as the geographic distribution of our income, which is taxed at various rates depending upon the country where such earnings are reported, and an in process research and development charges not deductible for income tax. We recorded a tax provision including continuing and discontinuing operations of $5.4 million during fiscal 2006 as compared to a tax provision of $3.2 million for fiscal 2005.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) from continuing operations to net income (loss):

	Fiscal Years Ended (in thousands)
	December 31, 2006	January 1, 2006
Operating income (loss)	$(135,839)	$54,236
Other income, net	2,908	2,301

Income (loss) from continuing operations before income taxes	(132,931)	56,537
Provision for income taxes	4,615	3,977

Income (loss) from continuing operations	(137,546)	52,560

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	2,107	(1,914)
Loss on sale of subsidiary	(23,464)	—

Total discontinued operations, net of tax	(21,357)	(1,914)

Net income (loss)	$(158,903)	$50,646

Our net loss from continuing operations for fiscal 2006 of $137.5 million compared to a net income from continuing operations of $52.6 million for fiscal 2005. The significant loss during fiscal 2006 as compared to fiscal 2005 is primarily the result of lower revenues due to reductions from major customers which resulted in lower gross margins due to poor factory absorption and incremental operating expenses associated with the Filtronic Wireless Acquisition. In addition, we incurred significant restructuring and impairment costs as we began the process of lowering our cost structure as well as charges associated with the Filtronic Wireless Acquisition. Lastly, our net loss for fiscal 2006 included the loss on the sale of Arkivator, which included the write-off of its net assets, including goodwill.

Discontinued Operations

During the third quarter of fiscal 2006, we received an offer for the purchase of Arkivator Falköping AB, a wholly-owned subsidiary. Arkivator consisted of our entire contract manufacturing segment. We accepted the offer during the third quarter of 2006 with the sale being completed on September 29, 2006. The sales price was approximately $27.1 million, which includes the repayment of certain indebtedness. The sales price was received in cash at closing with the exception of $1.5 million due and payable in three equal installments of $500,000 on September 30, 2007, 2008 and 2009. The sale resulted in a loss of $23.5 million. In the fourth quarter of fiscal 2006, we recorded an adjustment related to certain tax liabilities of Arkivator which reduced the loss on the sale of this subsidiary by approximately $1.8 million. There is no tax benefit associated with this capital loss under Swedish tax law. Consequently, our contract manufacturing segment is classified as a discontinued operation and its results are removed from our continuing operations for all reporting periods presented. The cash flow activities of the contract manufacturing segment remain in the statements of cash flows for all periods presented.

We have classified the contract manufacturing segment as a discontinued operation as a result of the sale of the business. For operating segment reporting, the contract manufacturing business was previously reported as a separate operating segment.

Summarized financial information for discontinued operations is set forth below:

	Fiscal Years Ended (in thousands)
	December 31, 2006	January 1, 2006
Net sales	$35,736	$40,748
Income (loss) from discontinued operations (net of tax expense of $819, and income tax benefit of $744 for the years ended December 31, 2006 and January 1, 2006 respectively)	$2,107	$(1,914)
Loss on sale of subsidiary	(23,464)	—

Total discontinued operations, net of tax	$(21,357)	$(1,914)

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, private debt placements, bank credit facilities and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and bank credit facilities. As of December 30, 2007, we had working capital of $192.2 million, including $58.2 million in unrestricted cash and cash equivalents as compared to working capital of $249.5 million at December 31, 2006, which included $41.5 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes Powerwave’s cash flows for the years ended December 30, 2007 and December 31, 2006:

	Fiscal Years Ended (in thousands)
	December 30, 2007	December 31, 2006
Net cash provided by (used in):
Operating activities	$(26,197)	$(54,243)
Investing activities, including acquisitions	5,155	(152,036)
Financing activities	34,479	9,127
Effect of foreign currency translation	3,170	6,177

Net increase (decrease) in cash and cash equivalents	$16,607	$(190,975)

Net cash used in operations during fiscal 2007 was $26.2 million as compared to a net use of cash of $54.2 million during fiscal 2006. The increase in cash provided by operations during the fiscal 2007 is primarily due to improved inventory turns which resulted in lower inventory, partially offset by increased receivables from higher revenues.

Net cash provided by investing activities during fiscal 2007 was $5.2 million as compared to cash used by investing activities of $152.0 million of fiscal 2006. The fiscal 2006 cash use is primarily related to our acquisition of Filtronic Wireless, in which we paid $185 million in cash plus 17.7 million shares of Common Stock.

The $34.5 million in net cash provided by financing activities during fiscal 2007 resulted primarily from the issuance of the $150 million of 3.875% Convertible Subordinate Notes, offset by the repurchase of approximately $116.4 million par value of our 1.250% Convertible Subordinate Notes due July 2008.

Total capital expenditures during fiscal 2007 and fiscal 2006 were approximately $14.3 million and $10.9 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas.

As of December 30, 2007, we had $65.5 million in cash and restricted cash and $13.6 million outstanding on our 1.25% convertible subordinated notes that are due in July 2008. In addition, we have approximately $16.5 million that is due in the second quarter of 2008 with respect to a Swedish tax matter. Despite these upcoming cash obligations, we currently believe that our existing cash balances and funds expected to be generated from operations will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal source of liquidity consists of our existing cash balances, funds expected to be generated from operations and our revolving trade receivables purchase facility initially established in April of 2007. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

Financing Activities

On April 24, 2007, we terminated our $75.0 million Amended Credit Agreement with Bank of America, N.A., as Documentation Agent, and Comerica Bank, as Administrative Agent. As of the date of termination, we had not borrowed any amounts under the Amended Credit Agreement. In addition, we did not incur any early termination penalties in connection with the termination of the Amended Credit Agreement.

On April 24, 2007, we entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Brach, as Administrative Agent. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. The receivables sales facility is subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. At December 30, 2007, there were no balances outstanding under the Receivables Purchase Agreement.

On September 24, 2007, we completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027. The notes are convertible into our Common Stock at a conversion price of $8.71 per share and accrue interest at an annual rate of 3.875%. The notes mature in 2027. We may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of our Common Stock is more than $11.32 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by us at any time after October 8, 2014. Holders of the notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

We received net cash proceeds of approximately $145.5 million from the sale of the notes. Such net proceeds are available for working capital and general corporate purposes, including to repay our outstanding debt. Specifically, at December 30, 2007, we have used approximately $114 million of these proceeds to repurchase $116.4 million aggregate principal value of our outstanding 1.25% Convertible Subordinated Notes due July 2008. At December 30, 2007, there remains $13.6 million aggregate principal value outstanding of our 1.25% Notes due July 2008.

We expect to have the proceeds of the Revolving Trade Receivables Purchase Facility available for working capital and for other general corporate purposes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 30, 2007, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term Debt

At December 30, 2007, we had $13.6 million of short-term debt, consisting of our outstanding 1.25% convertible subordinated notes due July 2008. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data.”

Long-Term Debt

At December 30, 2007, we had $350.0 million of long-term debt, consisting of our outstanding $150.0 million 3.875% convertible subordinated notes due October 2027 and our $200.0 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder. See “Note 10. Financing Arrangements and Long-Term Debt” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data.”

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

Contract Agreements with Contract Manufacturers

Our typical contractual agreements with contract manufacturers do not require us to purchase a fixed amount of products or generate a fixed amount of profit for the contract manufacturer. Pricing and other terms are normally reviewed on a quarterly basis. As further clarification of the pricing clauses common in our contracts with contract manufacturers, the actual revenue margin of a third party contract manufacturer is proprietary information that is not readily available to any customer. While our agreements normally state that pricing shall be on an open book basis, they also state that such basis is to be consistent with current practices and that it must be consistent with their confidentiality terms with other third parties. What this means in practice is that it is extremely difficult for Powerwave to accurately forecast what is actually being earned by a contract manufacturer, therefore it is typical that an ongoing negotiation occurs between the parties to determine what actual prices will be. If we are unable to adequately manage and negotiate pricing with our contract manufacturing partners, we may pay higher prices for contract manufacturing services which would have a negative impact on our business, operating margins, financial condition and results of operations.

As part of the sale of our Philippines manufacturing operations to Celestica in March 2006, we amended our contract with Celestica to provide for a new term of five years and a commitment to generate a certain margin on this business for Celestica, subject to renegotiations in the event that there is a decrease in demand for our products. On October 5, 2007, we entered into an amendment of our contract with Celestica which terminated all future revenue and margin commitments existing under the previous contract.

On December 28, 2007, we entered into an agreement with Sanmina SCI to sell them our manufacturing operations in Hungary. As part of this agreement, we entered into an agreement with Sanmina to continue to purchase our existing manufacturing requirements for the Hungary facility from them. While we have no firm revenue or margin commitment with Sanmina SCI, we are required to purchase these specific products from them as long as we have demand for the products in the European market. The agreement contains a mechanism for the sharing of future cost savings generated by the contractor between the parties, in the form of future price reductions.

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

Contractual Obligations

As of December 30, 2007, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest)	$9,847	$19,125	$19,125	$484,063	$532,160
Operating lease obligations	6,223	4,792	1,122	177	12,314
Purchase commitments with contract manufacturers	29,574	—	—	—	29,574
Other purchase commitments	26,699	—	—	—	26,699

Total contractual obligations and commercial commitments	$72,343	$23,917	$20,247	$484,240	$600,747

We believe that our existing cash balances and funds expected to be generated from future operations and our available credit facilities will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of six separate plans: one under which non-employee directors may be granted options to purchase shares of stock and five broad-based plans under which options may be granted to all employees, including officers. One plan provides for both option grants and stock based awards including restricted stock awards. Options granted under these plans expire either five or ten years from the grant date and generally vest over two to four years.

During the year ended December 30, 2007, we granted options to purchase a total of 1,936,000 shares of Common Stock and 245,000 shares of restricted stock to employees. After deducting 1,458,092 shares for options forfeited, the result was net options granted of 722,908. Net options granted during the year represented 0.6% of our total outstanding common shares of 131,016,557 as of December 30, 2007.

The following table summarizes the net stock option grants to our employees, directors and executive officers during the three most recent fiscal periods:

	Fiscal Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.6%	0.8%	0.2%
Grants to executive officers during the period as a % of total options granted during the period	26.0%	27.0%	—%
Grants to executive officers during the period as a % of total outstanding common shares	0.4%	0.4%	—%
Cumulative options held by executive officers as a % of total options outstanding	32.6%	34.8%	30.5%

At December 30, 2007, a total of 7,119,043 options were available for grant under all of our option plans and a total of 39,175 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, “Financial Statements and Supplementary Data” included herein for additional information regarding the 1995 Stock Option Plan.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of December 30, 2007. For purposes of this table, in-the-money stock options are those options with an exercise price less than $4.46 per share, the closing price of Powerwave Common Stock on December 28, 2007, the last trading day of the fiscal year, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $4.46 per share closing price. In addition, at December 30, 2007, there were a total of 195,000 shares of restricted common stock awards outstanding.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	133,909	$3.48	100,000	$4.65	233,909
Out-of-the-Money	3,848,767	$10.89	2,950,314	$6.97	6,799,081

Total Options Outstanding	3,982,676	$10.64	3,050,314	$6.88	7,032,990

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, capital leases and long-term debt. At December 30, 2007, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North American sources), with our international customers accounting for approximately 73% of our net sales during fiscal 2007, 72% of our fiscal 2006 net sales and 62% of our fiscal 2005 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we are regularly required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at December 30, 2007, a 10% change in the Euro, the Pound Sterling or the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of December 30, 2007, we had cash equivalents of approximately $65.5 million in both interest and non-interest bearing accounts, including restricted cash. We also had $13.6 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $150.0 million of convertible subordinated notes due October 2027 at a fixed annual interest rate of 3.875%. We are exposed to interest rate risk primarily through our cash investment portfolio. While short-term investment rates have decreased significantly during the half of 2007 as the U.S. Federal Reserve attempts to soften the impacts of the economic slowdown and subprime mortgage issues. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at December 30, 2007, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2007, December 31, 2006, and January 1, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2007, December 31, 2006, and January 1, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 16 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007. In addition, as discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting FASB Statement No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the PCAOB, the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2008

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$58,151	$41,544
Restricted cash	7,366	6,292
Accounts receivable, net of allowance for sales returns and doubtful accounts of $11,897 and $9,074 at December 30, 2007 and December 31, 2006, respectively	237,657	211,421
Inventories	94,310	163,752
Prepaid expenses and other current assets	36,654	58,915
Deferred tax assets	2,831	774

Total current assets	436,969	482,698
Property, plant and equipment, net	113,027	138,672
Intangible assets, net	64,092	95,180
Asset held for sale	3,900	5,924
Goodwill	353,189	485,475
Other non-current assets	9,917	7,783

TOTAL ASSETS	$981,094	$1,215,732

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128,088	$115,966
Accrued payroll and employee benefits	14,635	18,338
Accrued income taxes	26,211	19,627
Accrued restructuring	3,552	11,131
Accrued expenses and other current liabilities	58,706	68,172
Current portion of long-term debt	13,617	—

Total current liabilities	244,809	233,234
Long-term debt	350,000	330,000
Other non-current liabilities	3,801	900

Total liabilities	598,610	564,134

Commitments and contingencies (Notes 14 and 15)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, 131,017 shares issued and outstanding at December 30, 2007; and 130,081 shares issued and outstanding at December 31, 2006	759,888	751,380
Accumulated other comprehensive income (loss)	68,460	35,210
Accumulated deficit	(445,864)	(134,992)

Total shareholders’ equity	382,484	651,598

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$981,094	$1,215,732

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 30, 2007	December 31, 2006	January 1, 2006
Net sales	$780,517	$716,886	$784,330
Cost of sales:
Cost of goods	638,487	573,975	570,034
Intangible asset amortization	19,609	14,990	8,238
Acquired inventory incremental costs	—	2,414	1,405
Restructuring and impairment charges	35,170	34,616	—

Total cost of sales	693,266	625,995	579,677

Gross profit	87,251	90,891	204,653
Operating expenses:
Sales and marketing	52,991	38,836	39,199
Research and development	84,992	71,193	60,571
General and administrative	75,267	58,016	40,598
Intangible asset amortization	11,033	9,592	8,368
In-process research and development	208	25,100	350
Restructuring and impairment charges	11,296	23,993	1,331
Goodwill impairment charge	151,735	—	—

Total operating expenses	387,522	226,730	150,417

Operating income (loss)	(300,271)	(135,839)	54,236
Other income (expense), net	(2,066)	2,908	2,301

Income (loss) from continuing operations before income taxes	(302,337)	(132,931)	56,537
Provision for income taxes	7,198	4,615	3,977

Income (loss) from continuing operations	(309,535)	(137,546)	52,560

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	2,107	(1,914)
Loss on sale of subsidiary	—	(23,464)	—

Total discontinued operations, net of tax	—	(21,357)	(1,914)

Net income (loss)	$(309,535)	$(158,903)	$50,646

Basic earnings (loss) per share:
Loss from continuing operations	$(2.37)	$(1.19)	$0.51
Loss from discontinued operations, net of income taxes	—	(0.18)	(0.02)

Net income (loss)	$(2.37)	$(1.37)	$0.49

Diluted earnings (loss) per share:
Loss from continuing operations	$(2.37)	$(1.19)	$0.44
Loss from discontinued operations, net of income taxes	—	(0.18)	(0.02)

Net income (loss)	$(2.37)	$(1.37)	$0.42

Shares used in the computation of loss per share:
Basic	130,396	115,918	103,396

Diluted	130,396	115,918	135,906

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net income (loss)	$(309,535)	$(158,903)	$50,646
Other comprehensive income (loss):
Foreign currency translation adjustments	33,250	52,898	(74,717)

Comprehensive loss	$(276,285)	$(106,005)	$(24,071)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at January 2, 2005	99,411	$485,318	$—	$57,029	$(26,735)	$515,612
Issuance of Common Stock for acquisition	10,000	79,500	—	—	—	79,500
Issuance of Common Stock related to employee stock-based compensation plans	1,527	10,184	—	—	—	10,184
Deferred stock-based compensation	200	2,536	(2,536)	—	—	—
Amortization of deferred stock-based compensation	—	—	36	—	—	36
Foreign currency translation adjustments	—	—	—	(74,717)	—	(74,717)
Net income	—	—	—	—	50,646	50,646

Balance at January 1, 2006	111,138	577,538	(2,500)	(17,688)	23,911	581,261
Reclassification of deferred stock-based compensation	—	(2,500)	2,500	—	—	—
Issuance of Common Stock for acquisition	17,700	163,118	—	—	—	163,118
Issuance of Common Stock related to employee stock-based compensation plans	1,243	12,210	—	—	—	12,210
Amortization of deferred stock-based compensation	—	1,014	—	—	—	1,014
Foreign currency translation adjustments	—	—	—	52,898	—	52,898
Net loss	—	—	—	—	(158,903)	(158,903)

Balance at December 31, 2006	130,081	751,380	—	35,210	(134,992)	651,598
Implementation of FIN 48					(1,337)	(1,337)
Issuance of Common Stock related to employee stock-based compensation plans	936	3,082	—	—	—	3,082
Stock-based compensation expense	—	5,426	—	—	—	5,426
Foreign currency translation adjustments	—	—	—	33,250	—	33,250
Net loss	—	—	—	—	(309,535)	(309,535)

Balance at December 30, 2007	131,017	$759,888	$—	$68,460	$(445,864)	$382,484

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(309,535)	$(158,903)	$50,646
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56,015	56,511	47,565
Goodwill impairment charge	151,735	—	—
Loss on disposal of Arkivator	—	23,464	—
In-process research and development charge	208	25,100	350
Non-cash restructuring and impairment charges	46,466	52,996	1,331
Provision for sales returns and doubtful accounts	4,073	217	4,584
Provision for excess and obsolete inventories	18,496	15,799	14,559
Deferred income taxes	(1,972)	(10,394)	(262)
Compensation costs related to stock-based awards	4,887	4,143	36
Gain on repurchase of convertible debt	(2,211)	—	—
Loss (gain) on disposal of property, plant and equipment	(678)	(1,374)	223
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,915)	97,747	(88,864)
Inventories	38,456	(74,851)	(19,388)
Prepaid expenses and other current assets	16,165	(28,993)	5,528
Accounts payable	8,341	(33,759)	19,418
Accrued expenses and other current liabilities	(34,278)	(15,594)	(30,777)
Other non-current assets	(1,642)	(8,234)	7,864
Other non-current liabilities	(808)	1,882	(756)

Net cash provided by (used in) operating activities	(26,197)	(54,243)	12,057
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,307)	(10,869)	(29,581)
Restricted cash	(1,074)	(730)	837
Short-term investments	—	—	135,200
Proceeds from the sale of property, plant and equipment	13,753	21,789	1,281
Proceeds from sale of assets held for sale	—	4,644	4,480
Proceeds from sale of business	—	24,723	1,062
Acquisitions, net of cash acquired	6,783	(191,593)	(48,473)

Net cash provided by (used in) investing activities	5,155	(152,036)	64,806
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	150,000	—	—
Debt issue costs	(4,863)
Principal payments on long-term debt	(113,740)	—	(1,027)
Proceeds from stock-based compensation arrangements, net	3,082	9,127	10,185

Net cash provided by financing activities	34,479	9,127	9,158

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3,170	6,177	(953)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,607	(190,975)	85,068
CASH AND CASH EQUIVALENTS, beginning of period	41,544	232,519	147,451

CASH AND CASH EQUIVALENTS, end of period	$58,151	$41,544	$232,519

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	December 30, 2007	December 31, 2006	January 1, 2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$6,090	$5,375	$6,196

Income taxes	$7,549	$1,406	$3,795

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$752	$1,034	$—

For supplemental cash flow information related to the Company’s acquisitions, see “Note 17. Acquisitions.”

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies Inc. (the “Company” or “Powerwave”) is a global supplier of end-to-end wireless solutions for wireless communications networks. Powerwave designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMax networks throughout the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of Powerwave and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Fiscal Year

The Company operates on a conventional 52, 53-week accounting fiscal year that ends on the Sunday closest to December 31. Fiscal year 2005 ended on January 1, 2006. Fiscal year 2006 ended on December 31, 2006. Fiscal year 2007 ended on December 30, 2007. Fiscal years 2005, 2006, and 2007 each consisted of 52 weeks. Fiscal year 2008 ends on December 28, 2008.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Restricted Cash

Restricted cash consists of cash and cash equivalents which the Company has pledged to fulfill certain obligations and are not available for general corporate purposes.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, the customer’s creditworthiness and various other factors, as determined by its review of their credit information. The Company monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any specific customer collection issues that it has identified.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with major financial institutions and performs periodic evaluations of the relative credit standing of these financial institutions in order to limit the amount of credit exposure with any one institution. The Company’s customers are concentrated in the wireless communications industry and may be influenced by the prevailing macroeconomic conditions present in this industry.

Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. The Company’s product sales have historically been concentrated in a small number of customers. During the years ended December 30, 2007, December 31, 2006, and January 1, 2006, sales to customers that accounted for 10% or more of revenues for the year totaled $396.9 million, $242.3 million, and $235.6 million, respectively. For fiscal year 2007, sales to Nokia Siemens accounted for approximately 35% of revenues, and sales to Alcatel-Lucent accounted for approximately 16% of revenues. For fiscal year 2006, sales to Nokia accounted for approximately 21% of revenues, and sales to Siemens accounted for approximately 13% of revenues. For fiscal year 2005, sales to AT&T Mobility accounted for approximately 16% of revenues, and sales to Nokia accounted for approximately 14% of revenues.

As of December 30, 2007, approximately 46% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during fiscal 2007. The inability to collect outstanding receivables from the customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost (determined on an average cost basis) or fair market value and include materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Depending on the product line, provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory and are recorded as a charge to cost of sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation expense includes amortization of assets under capital leases. The Company depreciates or amortizes these assets using the straight-line method over the estimated useful lives of the various classes of assets, as follows:

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

Goodwill, Intangible Assets and Other Long-Lived Assets Management

The Company records the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets and in-process research and development, the Company typically engages third-party valuation specialists to assist it in determining those values. Valuation of intangible assets and in-process research and development entails significant estimates and assumptions including, but not limited to, determining the timing and expected costs to complete development projects, estimating future cash flows from product sales, developing appropriate discount rates, estimating probability rates for the successful completion of development projects, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired.

The Company reviews the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill has possibly occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of the reporting unit to the carrying value of the underlying net assets of such reporting unit. To determine the fair value of the reporting unit, the Company utilizes subjective valuations for the reporting unit based upon market capitalization and/or a discounted cash flow analysis. The discounted cash flow analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to 6 years. The Company reviews the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from its estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of its customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset.

Warranties

The Company offers warranties of various lengths to its customers depending upon the specific product and terms of the customer purchase agreement. The Company’s standard warranties require it to repair or replace defective product returned during such warranty period at no cost to the customer. The Company records an estimate for standard warranty-related costs based on its actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The Company also has contractual commitments to various customers that require it to incur costs to repair an epidemic defect with respect to its products outside of its standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to the Company and the costs of repair can be reasonably estimated.

Revenue Recognition

The majority of the Company’s revenue is derived from the sales of products. The Company recognizes revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale. The Company offers certain of its customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. The Company monitors and tracks such product returns and records a provision for the estimated amount of such future returns based on historical experience and any notification it receives of pending returns.

Advertising

The Company expenses advertising costs as incurred. Total advertising costs, including participation at industry trade shows were $6.4 million, $3.1 million, and $1.9 million for fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

Research & Development

The Company expenses all research and development expenses as they are incurred.

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

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. On January 1, 2007, the Company adopted the provisions of FIN 48. Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 retained earnings balance.

As of the adoption date, a liability for uncertain income tax positions has been recorded pursuant to FIN 48 in the amount of $14.5 million, including accrued penalties and interest of $5.6 million. Of this amount, $1.3 million would affect tax expense if the uncertain tax benefits were recognized, $2.4 million would result in a decrease of deferred tax assets in jurisdictions where they are currently offset by a full valuation allowance and $10.8 million would impact goodwill.

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

New Accounting Pronouncements

In December 2007 the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s consolidated financial statements.

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of adopting EITF 07-3 on its results of operations and financial condition.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of EITF 06-11 on its consolidated financial position and results of operations.

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

Stock Based Compensation

On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (or “SFAS 123R”), which supersedes its previous accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” (or “APB 25”). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under the Company’s employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the consolidated statements of operations. The Company adopted SFAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards which have not vested as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123R.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (or “SFAS 123”). Under the intrinsic value method, employee stock-based compensation expense was not recognized in the consolidated statements of operations for any period prior to the Company’s adoption of SFAS 123R on January 2, 2006, as long as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004 the Company recorded a 100% valuation allowance against its U.S. deferred tax assets. This valuation allowance is still in place. Accordingly the Company has not recorded a tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows in its accompanying condensed consolidated statements of cash flows for the years ended December 30, 2007 or December 31, 2006.

The Company has elected to follow the alternative transition method for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when it reduces taxes payable in accordance with the principles and timing under the relevant tax law. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS No. 123 for pro forma disclosure purposes. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

During the year ended December 30, 2007 the Company recognized total compensation expense of $4.9 million, which consists of $4.6 million for stock options and $0.3 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Fiscal Years Ended
	December 30, 2007	December 31, 2006
Cost of sales	$700	$245
Sales and marketing expenses	472	358
Research and development expenses	759	519
General and administrative expenses	2,956	3,021

Increase in operating loss before income taxes	4,887	4,143
Income tax effect using the current period effective tax rate	(116)	(126)

Increase in net loss	$4,771	$4,017

Reduction in net income per share:
Basic	$0.04	$0.03

Diluted	$0.04	$0.03

As of December 30, 2007, unrecognized compensation expense related to the unvested portion of the Company’s stock options and employee stock purchase plan awards was approximately $5.4 million, net of estimated forfeitures of $2.5 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over the actual vesting periods of the grants. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during fiscal years 2007, 2006 and 2005 were $2.62 per share, $2.63 per share, and $3.28 per share, respectively. Had compensation cost for the Company’s stock option plans and its stock purchase plans been determined based on the estimated fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123 utilizing the Black-Scholes option-pricing model, the Company’s net income and basic and diluted earnings per share for the year ended January 1, 2006 would have approximated the pro forma amounts indicated below:

Fiscal Year Ended
January 1, 2006
Net income (loss):
As reported	$50,646
Deduct: Additional expense per SFAS 123, fair value method, net of related tax effects	(2,356)

Basic pro forma net income (loss)	48,290
Add: Interest expense of convertible debt, net of tax	6,651

Diluted pro forma net income (loss)	$54,941

Basic income (loss) per share:
As reported	$0.49
Pro forma	$0.47
Diluted income (loss) per share:
As reported	$0.42
Pro forma	$0.40

The fair value of options granted under the Company’s stock incentive plans during fiscal years 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach using the following weighted-average assumptions:

	Fiscal Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Weighted average risk-free interest rate	4.2%	4.80%	3.88%
Expected life (in years)	4.5	4.6	5.9
Expected stock volatility	44%	46%	44%
Dividend yield	None	None	None

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

Note 3. Inventories

Below are the balances for the years ended December 30, 2007 and December 31, 2006. Net inventories consist of the following:

	December 30, 2007	December 31, 2006
Parts and components	$51,367	$66,181
Work-in-process	5,565	12,604
Finished goods	37,378	84,967

Total inventories	$94,310	$163,752

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Inventories are net of an allowance for excess and obsolete inventories of approximately $47.3 million and $48.9 million as of December 30, 2007 and December 31, 2006, respectively.

Note 4. Property, Plant and Equipment

Below are the balances for the years ended December 30, 2007 and December 31, 2006. Net property, plant and equipment consist of the following:

	December 30, 2007	December 31, 2006
Machinery and equipment	$182,565	$217,624
Buildings and improvements	57,140	69,401
Land	17,840	22,443
Office furniture and equipment	54,422	68,357
Leasehold improvements	8,445	10,573

Gross property, plant and equipment	320,412	388,398
Less: Accumulated depreciation and amortization	(207,385)	(249,726)

Total property, plant and equipment, net	$113,027	$138,672

Depreciation expense from continuing operations totaled $25.4 million, $25.9 million, $30.5 million for 2007, 2006, and 2005, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 5. Goodwill

The changes in the carrying amount of goodwill for the years ended December 30, 2007 and December 31, 2006 are as follows:

Balance, January 1, 2006	261,956
Goodwill from acquisitions	190,361
Effect of foreign exchange rate changes	33,158

Balance, December 31, 2006	$485,475

Goodwill from acquisitions	1,843
Goodwill impairment	(151,735)
Effect of foreign exchange rate changes	17,606

Balance, December 30, 2007	$353,189

The net decrease in goodwill of approximately $132.3 million in 2007 is primarily due to the goodwill impairment of $151.7 million which the Company recognized in the fourth quarter of fiscal 2007. (See Note 9 of the Notes to the Consolidated Financial Statements). This decrease is offset with a net increase of approximately $17.6 million due to foreign currency fluctuations, an increase of $1.8 million due to contingent consideration of $5.0 million due from a prior acquisition as the contingency was resolved in the second quarter of 2007, plus payment of $3.0 million related to an adjustment of the purchase price from the acquisition of REMEC, Inc’s Wireless Systems Business. These increases were offset in part by a reduction of the purchase price of $5.4 million from the acquisition of the Wireless Infrastructure Division business of Filtronic plc and a reduction of $0.8 million in excess restructuring reserves recorded at the time of acquisition.

Note 6. Intangible Assets

Intangible assets, excluding goodwill, as of December 30, 2007 and December 31, 2006, respectively, are comprised of the following:

	Fiscal Years Ended
Intangible Assets Subject to Amortization:	December 30, 2007	December 31, 2006
Developed technology (net of accumulated amortization of $45,267 and $38,699 for the years ended December 30, 2007 and December 31, 2006 respectively)	$40,110	$59,562
Customer relationships (net of accumulated amortization of $28,151 and $17,463 for the years ended December 30, 2007 and December 31, 2006 respectively)	23,512	35,216
Other (net of accumulated amortization of $873 and $727 for the years ended December 30, 2007 and December 31, 2006 respectively)	470	402

Intangible assets, net	$64,092	$95,180

Amortization expense related to intangible assets totaled $30.2 million and $29.4 million for 2007 and 2006, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Estimated aggregate amortization expense for future fiscal years was as follows:

Fiscal Years	Estimated Aggregate Amortization Expense
Amortization By Period:
2008	$29,536
2009	22,981
2010	11,016
2011	370
2012	70
Thereafter	119

Total	$64,092

Note 7. Other Non-Current Assets

Below are the balances for the years ended December 30, 2007 and December 31, 2006. Other non-current assets consist of the following:

	December 30, 2007	December 31, 2006
Debt issue costs, net	8,310	5,557
Long-term deposits	208	82
Other prepaid expenses	1,399	2,144

Total other non-current assets	$9,917	$7,783

Note 8. Accrued Expenses and Other Current Liabilities

Below are the balances for the years ended December 30, 2007 and December 31, 2006. Accrued expenses and other current liabilities consist of the following:

	December 30, 2007	December 31, 2006
Accrued warranty costs	$26,975	$40,273
Other accrued expenses and other current liabilities	31,731	27,899

Total accrued expenses and other current liabilities	$58,706	$68,172

Note 9. Restructuring and Impairment Charges and Accrued Restructuring

2007 Restructuring Plan

In the second quarter of 2007, the Company formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, the Company closed its design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued its design and development center in Shipley, UK. Also as part of this plan, the Company sold its manufacturing operations located in Hungary to Sanmina SCI, a third party contract manufacturing supplier, and entered into a manufacturing services agreement with Sanmina SCI. The transaction included inventories and fixed assets and included a sublease of the existing facility, along with the assumption of certain liabilities, including all transferred employees. The Company finalized this plan in the fourth quarter of 2007.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2007 Restructuring Plan for the fiscal year ended December 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 31, 2006	$—	—	$—
Amounts accrued	5,531	915	6,446
Amounts paid/incurred	(5,531)	(395)	(5,926)
Effects of exchange rates	—	2	2

Balance at December 30, 2007	$—	$522	$522

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. All of the workforce reduction payments were completed in the fourth quarter of 2007 and the facility closure amounts will be paid out over the remaining lease terms which extend through the third quarter of 2008.

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic Wireless Acquisition, the Company formulated and began to implement a plan to restructure its global manufacturing operations with an initial primary focus on operations in China. As part of this plan to reduce its costs, the Company is consolidating its manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China, acquired in the Filtronic Wireless Acquisition. The plan was finalized in the second quarter of 2007 and includes reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. In addition, the Company will also cease production of certain product lines manufactured in the two plants that are closing in China, as well as products manufactured in Costa Rica and produced at a contract manufacturer in China due to efforts to reduce costs and to eliminate duplicative product lines. The Costa Rica manufacturing facility was closed in December 2006.

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2006 Plan for Consolidation of Operations at December 30, 2007, and December 31, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 1, 2006	$—	$—	$—
Amounts accrued	5,189	250	5,439
Amounts paid/incurred	(300)	—	(300)

Balance at December 31, 2006	$4,889	$250	$5,139
Amounts accrued	325	2,129	2,454
Amounts paid/incurred	(4,920)	(1,776)	(6,696)
Effects of exchange rates	(23)	13	(10)

Balance at December 30, 2007	$271	$616	$887

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“FAS 146”). The Company’s restructuring and integration plans are subject to continued future refinement as additional information becomes available. The Company expects that the workforce reductions will be paid out over the next ten months and the facility closure amounts will be paid over the next six months.

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for fiscal years ended December 30, 2007, and December 31, 2006 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Other	Total
Balance at January 2, 2005	$12,754	$4,001	$599	$17,354
Amounts assumed from REMEC	63	—	252	315
Amounts accrued in purchase accounting	12,743	3,580	29	16,352
Amounts expensed	402	929	—	1,331
Amounts paid/incurred	(15,270)	(1,075)	(590)	(16,935)
Effect of exchange rates	(1,905)	(76)	(47)	(2,028)

Balance at January 1, 2006	$8,787	$7,359	$243	$16,389
Amounts accrued in purchase accounting	(2,359)	187	—	(2,172)
Amounts paid/incurred	(4,887)	(3,757)	(50)	(8,694)
Effect of exchange rates	545	(80)	5	470

Balance at December 31, 2006	2,086	3,709	198	5,993
Excess reserves offset to goodwill	(830)	—	—	(830)
Amounts accrued	—	608	—	608
Amounts paid/incurred	(1,256)	(2,169)	(198)	(3,623)
Effect of exchange rates	—	(5)	—	(5)

Balance at December 30, 2007	$—	$2,143	$—	$2,143

All workforce reduction payments have been made, and the Company expects that the facility closure amounts will be paid out over the remaining lease terms which extend through January 2011.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in 2007 and 2006. A summary of these charges is listed below:

	For the Year Ended
	December 30, 2007	December 31, 2006
Intangible asset impairment	$666	$5,613

Restructuring and impairment charges:
Inventory charges	13,327	21,206
Acquired inventory provision	—	3,783
Facility asset impairment	10,729	881
Settlement of contractual commitments	9,727	—
Severance	177	3,133
Other charges	544	—

Total cost of sales	35,170	34,616

Severance	5,886	2,189
Facility closure and impairment charges	2,718	21,804
Intangible asset impairment	2,015	—
Other charges	677	—

Total operating expenses	11,296	23,993

Goodwill impairment	151,735	—

Total restructuring and impairment charges	$198,201	$58,609

In 2007, the Company performed an analysis of the recoverability of its intangible assets, based on discounted future cash flows, both on developed technology and certain customer related intangible assets. As a result of this analysis, the Company recorded an impairment charge of approximately $2.7 million in 2007. In 2006, as part of its annual analysis of the recoverability of intangible assets, the Company recorded a charge of $5.6 million for the impairment of certain developed technology intangible assets.

In 2007, the Company recorded a charge of approximately $13.3 million for the impairment of inventory that either has been or will be disposed and is not expected to generate future revenue primarily due to consolidations of its facilities in China, Sweden, Hungary and the UK. In 2006, the Company recorded a charge of approximately $21.2 million for the impairment of the related inventory value that will be disposed and not generate future revenue at its facilities in China and Costa Rica. In addition in 2006, the Company recorded approximately $3.8 million of inventory provision related to the Filtronic Wireless Acquisition to conform to the Company’s accounting policies.

In 2007, the Company also recorded a net impairment charge of $7.4 million related to manufacturing equipment located in plants either closed or to be closed in China, Hungary and Costa Rica. In 2006, the Company recorded an impairment charge of $0.2 million in 2006 to reduce the value of its building in Barreal de Heredia, Costa Rica to the expected realizable value, and recorded a charge of $0.7 million related to manufacturing equipment located in its plants to be closed in both China and Costa Rica. During 2007, the Company recognized an additional $1.9 million impairment charge on the building to reflect its estimated current market value. The Company expects that the sale of its Costa Rica building will be completed in the second quarter of 2008 (see Note 19).

In 2007, the Company recorded a charge of $9.3 million related to the settlement of its revenue and margin commitments associated with the sale of its Philippines manufacturing facility in 2006, as well as an impairment charge of $1.4 million on the land at its Philippines manufacturing facility that was retained by the Company at the time of the sale. Based upon a valuation of the land that the Company obtained when it settled its revenue and margin commitments, the Company recorded an impairment charge of $1.4 million to write it down to its estimated net realizable value. The Company also recorded a charge of $0.4 million related to certain other vendor cancellation charges for purchase order commitments on closed facilities.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

In connection with these plans, the Company incurred severance costs in 2007 at various locations of $6.1 million, of which $0.2 million and $5.9 million was recorded in cost of sales and operating expenses, respectively. The Company also incurred charges of $1.2 million for professional fees related to these restructuring plans, including a charge related to the Company’s sale of its manufacturing facility in Hungary. In connection with these plans in 2006, the Company recorded severance expense of approximately $5.3 million, of which $3.1 million and $2.2 million was recorded in restructuring and impairment of cost of sales and operating expenses, respectively.

The Company also recorded facility closure charges of $1.7 million related primarily to the closure of its design and development centers in El Dorado Hills, California and Toronto, Canada, and the discontinuance of its design and development center in Shipley, UK.

During fiscal 2006, Powerwave listed for sale three facilities located in Sweden and entered into sale agreements for two of the three facilities. The prices negotiated resulted in a net loss of approximately $3.5 million. The total amount of these impairment charges was recognized in operating expenses for fiscal 2006. In 2006, the Company recognized impairment in the value of its remaining facility in Sweden of approximately $18.3 million based upon the estimated selling price. In 2007, the Company sold the facility for approximately $11.8 million and realized a loss of approximately $1.0 million.

Goodwill Impairment

In the fourth quarter of 2007, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that in had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required. As a result, the Company performed a “Step one” impairment test. Based upon the test, the Company determined that its goodwill was impaired, and a “Step two” test was required to measure the impairment. In the fourth quarter of 2007, the Company completed a “step two” test of its goodwill and recorded a charge of $151.7 million.

The Company operates in a single operating segment and reporting unit, and determined the fair value of the reporting unit which equates to the entire company, utilizing the Company’s common stock price which is quoted on the Nasdaq Global Market along with a control premium based upon recent transactions of comparable companies. The Company determined the fair value of its intangible assets by using the discounted cash flow method. In preparing its fair value analysis for the use in the goodwill impairment test, the Company utilized a third-party valuation firm to assist in the valuation.

Note 10. Financing Arrangements and Long-Term Debt

Long-term debt

	December 30, 2007	December 31, 2006
3.875% Convertible Subordinated Notes due 2027	$150,000	$—
1.875% Convertible Subordinated Notes due 2024	200,000	200,000
1.25% Convertible Subordinated Notes due 2008	13,617	130,000

Total debt	363,617	330,000

Less current portion: 1.25% Convertible Subordinated Notes due 2008	13,617	—

Total long-term debt	$350,000	$330,000

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

On April 24, 2007, the Company and certain of its subsidiaries, entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

$65.0 million at any given time. Pursuant to the receivables sales facility, the Company and certain subsidiaries can sell on a recourse basis, eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and Powerwave acts as the servicer for such receivables. The Company’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes. At December 30, 2007, there were no balances outstanding under the Receivables Purchase Agreement.

On September 24, 2007, the Company completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027. The notes are convertible into the Company’s Common Stock at a conversion rate of $8.71 per share and accrue interest at an annual rate of 3.875%. The notes mature in 2027. The Company may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of the Company’s Common Stock is more than $11.32 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by us at any time after October 8, 2014. Holders of the notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

The Company received net cash proceeds of approximately $145.5 million from the sale of the notes. Such net proceeds are available for working capital and general corporate purposes, including to repay outstanding debt. Specifically, at December 30, 2007, the Company has used approximately $114 million of these proceeds to repurchase approximately $116.4 million aggregate principal value of outstanding 1.25% Convertible Subordinated Notes due July 2008. At December 30, 2007, there remains $13.6 million aggregate principal value outstanding of 1.25% Notes due July 2008.

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

On July 18, 2003, Powerwave completed the private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008 (“2008 Notes”). The 2008 Notes are convertible into shares of the Common Stock of Powerwave at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25% with interest payable semi-annually on January 15 and July 15. The 2008 Notes are callable by the Company beginning July 22, 2007. During 2007, Powerwave repurchased $116.4 million of the 2008 Notes. At December 30, 2007, approximately $13.6 million aggregate par value of the 2008 Notes were outstanding.

The 2027 Notes, the 2024 Notes and the 2008 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 11. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Effective for fiscal year 2007, the Company matches 100% of the first 6% of eligible compensation contributed. Employer matching contributions for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 were $1.4 million, $1.2 million, and $1.0 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended December 30, 2007, December 31, 2006, January 1, 2006 or January 2, 2005.

Note 12. Employee Stock Purchase Plan

The Company’s Extended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) provides that a total of 539,652 shares of Common Stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing six-month offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of Common Stock purchased under the ESPP is 85% of the lower of the fair market value of the Common Stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. At December 30, 2007, there were rights to purchase approximately 148,699 shares under the ESPP’s offering period, which concluded on January 31, 2008. There were 539,652 shares available for purchase at December 30, 2007 under the ESPP.

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

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 1995 Plan provides for the grant of non-statutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date as determined by the Company’s Board of Directors. In addition, for any individual possessing 10% or more of the voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date, as determined by the Company’s Board of Directors. Options generally vest at the rate of 25% on the first anniversary of the grant date and 2% per month thereafter. All options expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company’s Common Stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of Common Stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company’s Common

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Stock. As of December 30, 2007, a total of 5,766,296 options have been exercised under the 1995 Plan, of which a total of 2,481,296 shares of Common Stock have been funded from those shareholders party to the amended Stockholder’s Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At December 30, 2007, there were 39,175 options outstanding under the 1995 Plan at a weighted average exercise price of $9.21 share. The ability to grant additional shares under the 1995 Plan expired in December 2005. Therefore, there are no shares available for grant under the 1995 Plan at December 30, 2007 and there were a total of 39,175 shares of Common Stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), as amended, provides for the granting of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company’s Common Stock are reserved for issuance under the 1996 Plan. As of December 31, 2006, all of the options granted under the 1996 Plan have been non-statutory options. The 1996 Plan provides that for non-statutory stock options, the option price per share may not be less than 85% of the fair market value of a share of Common Stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of Common Stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Authority to control and manage the 1996 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than ten years after the grant date. As of December 30, 2007, a total of 5,464,662 options had been exercised under the 1996 Plan and there were 2,905,196 options outstanding under the 1996 Plan at a weighted average exercise price of $12.45 per share. The ability to grant additional shares under the 1996 Plan expired on December 5, 2006. Therefore, there were no shares available for grant under the 1996 Plan at December 30, 2007.

1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. On November 10, 2005, the Company’s shareholders approved the Director Plan Amendment that extended the term of the Director Plan from its previous expiration date of December 5, 2006 to December 5, 2016. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 30, 2007, a total of 208,125 options had been exercised under the Director Plan. There were 280,000 options outstanding under the Director Plan as of December 30, 2007 at a weighted average exercise price of $7.10 per share. There were 711,875 shares available for grant under the Director Plan at December 30, 2007.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provides that a total of 2,640,000 shares of the Company’s Common Stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only non-statutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more executive officers of the Company (the “Administrator”). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a “re-pricing” of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of December 30, 2007, 837,691 shares had been exercised under the 2000 Plan. There were 473,952 options outstanding under the 2000 Plan as of December 30, 2007 at a weighted average exercise price of $6.37 per share. There were 1,328,357 shares available for grant under the 2000 plan at December 30, 2007. The 2000 Plan has a termination date of March 17, 2010.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders of the Company on April 24, 2002. The 2002 Plan provides that a total of 2,000,000 shares of the Company’s Common Stock are reserved for issuance under the 2002 Plan. Employees and consultants or independent advisors who are in the service of the Company or its subsidiaries are eligible to participate in the 2002 Plan. The Company’s executive officers and other highly paid employees are also eligible to participate in the 2002 Plan. The 2002 Plan provides only for the granting of non-statutory stock options. The exercise price per share of Common Stock of the Company covered by each option shall be equal to 100% of the fair market value of the Common Stock on the date that the option is granted. In no event shall any participant under the 2002 Plan be granted options under the 2002 plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2002 Plan shall have a maximum term of no more than ten years from the grant date. Authority to control and manage the 2002 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine the administration of the 2002 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more officers of the Company. All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2002 Plan shall have the authority, consistent with the provisions of the 2002 Plan and the authority of the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2002 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an option agreement to effect a “re-pricing” of the exercise price of such option either by (1) lowering the exercise price of a previously granted option or (2) by canceling a previously granted option and granting a new option except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2002 Plan shall not be considered a re-pricing of such option. As of December 30, 2007, 641,522 shares had been exercised under the 2002 Plan. There were 1,157,668 options outstanding under the 2002 Plan as of December 30, 2007 at a weighted average exercise price of $6.04 per share. There were 200,810 shares available for grant under the 2002 plan at December 30, 2007. The 2002 Plan has a termination date of January 23, 2012.

2005 Stock Incentive Plan

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was approved by the shareholders of the Company on November 10, 2005. The 2005 Plan provides that a total of 7,500,000 shares of the Company’s Common Stock are reserved for issuance under the 2005 Plan. Any person who is an employee of the Company or any affiliate thereof, any person to whom an offer of employment with the Company has been extended, as determined by the Committee, or any person who is a non-employee director is eligible to be designated by the Committee to receive

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

awards and become a participant under the 2005 Plan. The 2005 Plan includes the following equity compensation awards: non-qualified stock options, restricted stock awards, unrestricted stock awards, stock appreciation rights and restricted stock units. The exercise price per share of a stock option shall not be less than the fair market value of the Company’s common stock on the date the option is granted, provided that the Committee may in its discretion specify for any stock option an exercise price per share that is higher than the fair market value of the Company’s common stock on the date the option is granted. The Committee shall determine the period during which a vested stock option may be exercised, provided that the maximum term of a stock option shall be ten years from the date the option is granted. A maximum of 7,500,000 shares of common stock may be issued and sold under all awards, restricted and unrestricted, granted under the 2005 Plan. Of such aggregate limit, the maximum number of shares of common stock that may be issued under all awards of restricted stock, restricted stock units and stock awards, in the aggregate, shall be 3,000,000 shares. The maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, restricted stock, stock units and stock awards, in the aggregate, granted to any one participant during any single fiscal year period shall be 500,000 shares. The foregoing limitations shall each be applied on an aggregate basis taking into account awards granted to a participant under the 2005 Plan as well as awards of the same type granted to a participant under any other equity-based compensation plan of the Company or any affiliate thereof. The 2005 Plan is to be administered by either the Board of Directors or one or more committees designated by the Board (the “Committee”). The Committee shall have such powers and authority as may be necessary or appropriate to carry out the functions of the Committee as described in the 2005 Plan. Subject to the express limitations of the 2005 Plan, the Committee shall have authority in its discretion to determine the persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Committee may prescribe, amend and rescind rules and regulations relating to the 2005 Plan. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties. Additionally, the Committee may delegate to one or more officers of the Company the ability to grant and determine terms and conditions of awards under the 2005 Plan to certain employees, and the Committee may delegate to any appropriate officer or employee of the Company responsibility for performing certain ministerial functions under the 2005 Plan. Subject to anti-dilution adjustment provisions in the 2005 Plan, without the prior approval of the Company’s shareholders, evidenced by a majority of votes cast, neither the Committee nor the Board of Directors shall cause the cancellation, substitution or amendment of a stock option that would have the effect of reducing the exercise price of such a stock option previously granted under the 2005 Plan, or otherwise approve any modification to such a stock option that would be treated as a “repricing” under the then applicable rules, regulations or listing requirements adopted by the Nasdaq Stock Market. As of December 30, 2007, 445,000 shares of restricted stock had been granted under the 2005 Plan. There were 2,176,999 options outstanding under the 2005 Plan as of December 30, 2007 at a weighted average exercise price of $6.83 per share. There were 4,878,001 shares available for grant under the 2005 plan at December 30, 2007. The 2005 Plan has a termination date of September 20, 2015.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The following table summarizes activity for outstanding options under the Company’s stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at January 2, 2005	8,949	$10.90
Granted	660	$9.01
Exercised	(1,333)	$6.58
Canceled	(1,133)	$16.59

Balance at January 1, 2006	7,143	$10.63
Granted	2,071	$7.62
Exercised	(1,087)	$6.74
Canceled	(1,071)	$15.74

Balance at January 1, 2007	7,056	$9.57

Granted	1,936	$6.29
Exercised	(501)	$4.36
Canceled	(1,458)	$9.69

Balance at December 30, 2007	7,033	$9.12	5.69	$151

Vested or expected to vest at December 30, 2007	6,168	$9.30	5.33	$143

Exercisable at December 30, 2007	3,983	$10.64	3.68	$132

The following table summarizes information about all stock options outstanding at December 30, 2007 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan, 2002 Plan and 2005 Plan:

	Options Outstanding at December 30, 2007			Options Exercisable at December 30, 2007
Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$ 2.29 - $ 5.41	1,621	$4.92	3.57	1,302	$4.95
$ 5.63 - $ 6.49	1,526	$6.45	7.53	356	$6.37
$ 6.53 - $ 7.47	2,211	$7.15	7.88	873	$7.09
$ 7.50 - $31.50	1,504	$13.66	3.28	1281	$14.27
$33.21 - $67.08	171	$53.87	2.16	171	$53.87

Total	7,033	$9.01	5.69	3,983	$10.64

The Company granted a total of 245,000 shares of restricted stock during fiscal 2007, of which 155,000 are subject to a risk of forfeiture.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 14. Commitments and Contingencies

Future minimum lease payments required under all operating leases at December 30, 2007 are payable as follows:

Fiscal Year	Total
2008	$6,223
2009	4,792
2010	1,122
2011	59
2012	59
Thereafter	59

Total	$12,314

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under subleases at December 30, 2007 were as follows:

Fiscal Year	Total
2008	$3,689
2009	2,412
2010	504
2011	42
2012	—
Thereafter	—

Total	$6,647

Total rent expense was $5.7 million, $4.3 million and $4.6 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

The Company has entered into manufacturing service agreements with third party contract manufacturers that it uses to manufacture certain of the Company’s products. Under the Manufacturing Services and Supply Agreement with Celestica Corporation dated November 1, 2002, as amended to date, Celestica has a right to quote on all of the Company’s electronics manufacturing business that is outsourced and also the right to match any quote the Company receives relating to outsourced electronics manufacturing business. The Company agreed to award outsourced electronic manufacturing business to Celestica where Celestica’s quotation is at least as competitive as the most competitive quotation received by the Company from a reputable third party contract manufacturer.

Under the Manufacturing Services Agreement with Sanmina-SCI Corporation dated December 30, 2007, the Company agreed to purchase all of its requirements for custom filter and RF conditioning products for the European market from Sanmina during the term of the agreement. In addition, Sanmina has the right of last refusal on future products in the Company’s custom filter and RF conditioning portfolio for the European market. Sanmina also has the right of last refusal relating to the supply of certain component parts to the Company.

Under both of the agreements with Celestica and Sanmina, the Company provides rolling forecasts of its requirements to the contract manufacturer for planning purposes and a portion of the forecast is non cancellable and binding on the Company. Also, under both agreements, the Company is responsible for excess and obsolete inventory resulting from customer order cancellations. In addition, the Company has no required minimum purchases or margin commitments with either contractor.

In January and February 2007, three purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., and Achille Tedesco v. Powerwave Technologies, Inc., et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action. The amended complaint purports to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. In December 2007, the defendants filed a motion to dismiss the amended complaint. The Company believes that the purported shareholder class actions are without merit and intends to defend them vigorously.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 15. Contractual Guarantees and Indemnities

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the years ended December 31, 2006 and December 30, 2007 is as follows:

Description	Accrued Warranty Costs
Balance at January 1, 2006	$20,321
Reserve balances assumed in acquisitions	21,210
Reductions for warranty costs incurred	(18,089)
Warranty accrual related to current year sales	9,217
Change in estimate related to previous warranty accruals	6,684
Effect of exchange rates	930

Balance at December 31, 2006	40,273
Reserve balances assumed in acquisitions	—
Reductions for warranty costs incurred	(22,161)
Warranty accrual related to current year sales	9,791
Change in estimate related to previous warranty accruals	(1,341)
Effect of exchange rates	413

Balance at December 30, 2007	$26,975

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of December 30, 2007 is included below:

Intellectual Property Indemnities

The Company indemnifies certain customers and its contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s products. These indemnities appear in development and supply agreements with the Company’s customers as well as manufacturing service agreements with the Company’s contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, Powerwave is unable to determine the maximum amount of losses that it could incur related to such indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company’s business, financial condition or results of operations.

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on Powerwave’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in September 2007, November 2004, and July 2003, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

Note 16. Income Taxes

The components of continuing operations income (loss) before income taxes and provision for (benefit from) income taxes for the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006 consists of the following:

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

	Fiscal Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Income (loss) from continuing operations before income taxes:
United States	$(148,868)	$(36,769)	$43,313
Foreign	(153,612)	(96,162)	13,224

Total	$(302,480)	$(132,931)	$56,537

Provisions for (benefit from) income taxes:
Current
Federal	715		1,058
State	—	—	668
Foreign	8,455	3,837	2,526

Total current provision (benefit)	9,170	3,837	4,252

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(1,972)	778	(275)

Total deferred provision (benefit)	(1,972)	778	(275)

Total	$7,198	$4,615	$3,977

The provision (benefit) for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended December 30, 2007, December 31, 2006, and January 1, 2006 as follows:

	Fiscal Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Taxes at federal statutory rate	$(105,868)	$(46,526)	$19,788
State taxes, net	—	—	435
In-process research and development charge	—	2,004	—
Foreign income taxed at different rates	(4,052)	9,230	(2,378)
Goodwill impairment	32,242	—	—
Earnings of foreign subsidiaries subject to US tax	10,167	—	—
Imputed interest income	1,727	—	—
Change in FIN 48 reserve	2,769	—	—
Other	3,038	105	215
Change in valuation allowance	67,175	39,802	(14,083)

Provision for (benefit from) income taxes	$7,198	$4,615	$3,977

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

	December 30, 2007	December 31, 2006
Deferred Tax Assets
Accruals and provisions	$28,394	$22,710
Net operating loss carry-forwards	98,741	67,760
Property, plant and equipment	4,476	4,718
Intangibles	36,015	4,227
Tax credit carry-forwards	15,748	24,058
Other	362	43
Inventory reserve	231	8,156

Gross deferred tax assets	183,967	131,672

Less: valuation allowance	(181,136)	(130,898)

Net deferred tax assets	$2,831	$774

As of December 30, 2007, the Company has $388.0 million of United States federal and state net operating loss carry forwards and $57.4 million of foreign net operating losses, net of uncertain tax positions, some of which will begin to expire in 2021 if not utilized. Net operating loss carry forwards, and the related carry forward periods, at December 30, 2007, are summarized as follows:

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carryforward Period Ends
United States Federal net operating loss	$204,597	$71,609	$(71,609)	$—	2023
United States State net operating loss	183,427	14,023	(14,023)	—	2008
Foreign net operating losses	57,360	16,508	(15,202)	1,306	Indefinite

Total	$445,384	$102,140	$(100,834)	$1,306

Approximately $42.7 million of the U.S. federal NOL is subject to annual limitations on utilization equal to approximately $15.0 million pursuant to Section 382 of the Internal Revenue Code.

A valuation allowance of approximately $100.8 million has been provided for certain of the above carry forwards. This valuation allowance reduces the deferred tax asset related to net operating loss carry forwards of $1.3 million to an amount that is more likely than not to be realized.

The Company also has Federal and California tax credit carry-forwards of $8.8 and $6.9 million respectively. The federal credits will begin to expire in 2021 and the California tax credits will begin to expire in 2008. A full valuation allowance has been provided for these tax credits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Based on historical and forecasted earnings, the Company established a valuation allowance against its net deferred tax assets of approximately $20.8 million and $7.1 million in Sweden and the UK, respectively, during the fourth quarter of 2006. The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2007 where the Company believes it is more likely than not that deferred tax assets will not be realized.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

On January 2, 2006 the Company reported results in accordance with SFAS 123R and recognized expense in 2006 and 2007 related to stock based compensation. Some of those costs are not deductible in the US or in foreign countries. In the future, approximately $3.4 million of the valuation allowance will reverse to equity.

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) and is effective for fiscal years beginning after December 15, 2006. FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes” by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. On January 1, 2007, the Company adopted the provisions of FIN 48. The tax years subject to examination for the Company’s U.S. federal return are the 2004 through 2007 tax years, including adjustments to net operating loss carryovers in those years. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from 3 to 6 years. Differences between the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the January 1, 2007 retained earnings balance.

As of the adoption date, a liability for uncertain income tax positions has been recorded pursuant to FIN 48 in the amount of $14.5 million, including accrued penalties and interest of $5.6 million. Of this amount, $1.3 million would affect tax expense if the uncertain tax benefits were recognized and $2.4 million would result in a decrease of deferred tax assets in jurisdictions where they are currently offset by a full valuation allowance, and $10.8 million would impact goodwill.

As of December 30, 2007, the liability for income taxes associated with uncertain tax positions was $16.0 million, including accrued penalties, interest, and foreign currency fluctuations of $6.8 million. Of this amount, $5.2 million, if recognized, would favorably affect the Company’s effective tax rate and $10.8 million would impact goodwill.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Unrecognized tax benefits balance at December 31, 2006	$8,952
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	(2,405)
Gross increases for tax positions of current year	2,692
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 30, 2007	$9,239

During the fourth quarter ended December 30, 2007 the Company settled several of its ongoing tax examinations in various jurisdictions. As a result, the Company’s tax provision increased by $0.7 million related to unfavorable audit settlements for prior years. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes is the expected outcome, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made; and may exercise its right to appeal. The FIN 48 liability is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.

As a result of the IRS and other audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Additionally, the Company is currently in the process of appealing a tax assessment with the Swedish Supreme Court and has a court date in March 2008. Quantification of those potential changes cannot be estimated at this time. At December 30, 2007, the Company has concluded all United States federal income tax matters for years through 2005. All material state and local, and foreign income tax matters have been concluded for years through 2005.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 17. Acquisitions

Filtronic Wireless Acquisition

On October 15, 2006, the Company completed the acquisition of all the outstanding voting securities of Filtronic Overseas Holdings Limited and substantially all of the assets of Filtronic Comtek (UK) Limited, each such entity a wholly-owned subsidiary of Filtronic plc, a company registered in England and Wales (such transaction, the “Filtronic Wireless Acquisition”). Filtronic Wireless Acquisition was made pursuant to an Agreement by and among Powerwave, Filtronic plc and Filtronic Comtek (UK) Limited dated as of June 12, 2006 and amended on September 4, 2006 (together, the “Filtronic Acquisition Agreement”). There were several reasons for the Filtronic Wireless Acquisition, and these included expansion of the Company’s transit and receive filter product lines, acquisition of complementary remote radio head products and RF conditioning products and strengthening of the Company’s design and engineering resources.

The purchase price initially consisted of $185 million in cash and 17.7 million shares of the Company’s Common Stock valued at $163.1 million based on the average closing price of $9.22 per share for three days before and after the announcement of the acquisition on June 12, 2006. In 2007, the Company received a net amount of approximately $6.1 million back from the seller for certain post-closing adjustments.

The aggregate purchase price of the Filtronic Wireless Acquisition was comprised of the following:

Common stock	$163,118
Cash	178,899
Other transaction costs, primarily professional fees	5,388

Total	$347,405

The transaction was accounted for using the purchase method. The Company’s results of operations for 2006 included the results of operations of the Filtronic Wireless Acquisition from October 15, 2006, the date of acquisition.

The Company completed a preliminary allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management with the assistance of third-party valuation specialists in the fourth quarter of 2006. The Company finalized its purchase price allocation in the fourth quarter of 2007. The Company allocated $42.6 million to various identifiable intangible assets related to developed technology and customer-relationship intangibles, each with a weighted average life of 4 years.

In connection with the acquisition, the Company formulated and began to implement a plan to restructure and integrate the operations of the combined companies. See “Note 9, Restructuring and Impairment Charges and Accrued Restructuring” for additional information on the Company’s restructuring and integration plans.

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

As part of the Filtronic Acquisition, the Company committed to establishing a new defined contribution pension arrangement for the employees of the UK operations of Filtronic with effect from November 1, 2006. The intent is that the overall pension and death benefits will be broadly equivalent, but not identical, to those provided under a similar plan established by Filtronic plc. With the restructuring and closure of the engineering activities located at the Shipley, UK, location during 2007, the Company has commenced the process of terminating the defined contribution pension arrangement for the employees of the UK operations of the former Filtronic. As of December 30, 2007, all members of the plan have been notified and the closure procedure has begun. The plan is fully funded and there is no outstanding funding obligation on behalf of the Company. All benefits for employees covered under the plan only accrued from the start date of November 1, 2006 until December 31, 2007. No further disclosures of this plan are included as the balances are immaterial.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the Filtronic Wireless Acquisition:

Assets:
Current assets	$110,061
Goodwill	181,166
Identifiable intangible assets	42,600
Other non-current assets	39,206

Total assets	373,033

Liabilities:
Current liabilities	(47,908)
Other non-current liabilities	(2,820)

Total liabilities	(50,728)

In-process research and development	25,100

Total purchase price	$347,405

Approximately 75% of the goodwill recorded as part of the purchase accounting is deductible for income tax purposes.

Supplemental Pro Forma Financial Information

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

As consideration, the Company paid a purchase price initially consisting of $40 million in cash, and 10 million shares of the Company’s common stock, valued at $79.5 million based upon the average closing price for the three days before and after the announcement of the transaction. In 2007, the Company paid approximately $3.0 million to the seller for certain post-closing adjustments. In addition, to cover any potential indemnification claims, REMEC deposited $15 million of the purchase price into an escrow account and such amounts remain in this escrow account.

The aggregate purchase price of the REMEC Wireless Acquisition was comprised of the following:

Common stock	$79,500
Cash	43,000
Transaction costs paid by Powerwave	2,854

Total purchase price	$125,354

The transaction was accounted for using the purchase method. The Company’s results of operations for 2006 included the results of operations of the Filtronic Wireless Acquisition from October 15, 2006, the date of acquisition.

In connection with the acquisition, the Company formulated and began to implement a plan to restructure and integrate the operations of the combined companies. See “Note 9, Restructuring and Impairment Charges and Accrued Restructuring” for additional information on the Company’s restructuring and integration plans.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The Company completed an allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management with the assistance of third-party valuation specialists. The Company allocated approximately $28.7 million to various developed technology and customer-relationship intangibles, each with a weighted average life of 4 years. In addition, Powerwave wrote up the acquired REMEC Wireless finished goods inventory to fair value, all of which was sold during the third quarter of fiscal 2005 and resulted in a charge of $1.4 million.

The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the REMEC Wireless Acquisition:

Assets:
Current assets	$72,802
Goodwill	46,982
Identifiable intangible assets	28,720
Other non-current assets	39,816

Total assets:	188,320

Liabilities:
Current liabilities	(62,864)

Other non-current liabilities	(102)

Total liabilities	(62,966)

Total purchase price	$125,354

Approximately $39.0 million of the goodwill recorded as part of the purchase accounting is deductible for income tax purposes.

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

Fiscal Year Ended
Pro Forma	January 1, 2006
Net sales	$993,660

Net income (loss)	$32,350

Basic income (loss) per share	$0.29

Diluted income (loss) per share	$0.22

Kaval Wireless Acquisition:

On February 9, 2005, the Company acquired certain assets and assumed certain liabilities of Kaval Wireless Technologies, Inc. (“Kaval”) for $10.8 million in cash. The Company has completed an allocation of the purchase consideration to tangible and intangible assets acquired and liabilities assumed based upon estimates of fair value determined by management, with the assistance of third-party valuation specialists. Such allocation includes $0.4 million to purchase in-process research and development that was expensed upon completion of the acquisition (as a charge not deductible for tax purposes) since the underlying products had not reached technological feasibility, successful development was uncertain and no future alternative uses existed. The results of operations of Kaval are included in Powerwave’s consolidated financial statements from February 9, 2005 forward. The pro-forma effect of the acquisition is not material to the Company’s results of operations for fiscal 2005.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 18. Discontinued Operations

In the third quarter of fiscal 2006, Powerwave received an offer for the purchase of Arkivator Falköping AB, its wholly-owned subsidiary. Arkivator consisted of Powerwave’s entire contract manufacturing segment. Powerwave accepted the offer with the sale being completed on September 29, 2006. The sales price was approximately $27.1 million, which includes the repayment of certain indebtedness. The sales price was received in cash at closing with the exception of $1.5 million due and payable in three equal installments of $500,000 on September 30, 2007, 2008 and 2009. The sale resulted in a loss of $23.5 million, including goodwill of $19.8 million. There is no tax benefit associated with this capital loss under Swedish tax law. Consequently, the contract manufacturing segment of Powerwave is classified as a discontinued operation and its results are removed from Powerwave’s continuing operations for all reporting periods presented. The cash flow activities of the contract manufacturing segment remain in the statements of cash flows for all periods presented.

For fiscal 2006, Powerwave classified the contract manufacturing segment as a discontinued operation as a result of the sale of the business. For operating segment reporting, the contract manufacturing business was previously reported as a separate operating segment.

Summarized financial information for discontinued operations is set forth below:

	Fiscal Years Ended
	December 31, 2006	January 1, 2006
Net sales	$35,736	$40,748
Income (loss) from discontinued operations (net of tax expense of $819 and income tax benefit of $744 for the years ended December 31, 2006 and January 1, 2006 respectively)	$2,107	$(1,914)
Loss on sale of subsidiary	(23,464)	—

Total discontinued operations, net of tax	$(21,357)	$(1,914)

Note 19. Asset Held For Sale

As part of the restructuring plan related to the REMEC Wireless Acquisition, the Company moved the production of certain wireless communications equipment out of its Costa Rican manufacturing location with the majority of the products transferred to manufacturing locations in Asia or discontinued. In conjunction with these production moves, the Company vacated the building in Barreal de Heredia, Costa Rica. In the fourth quarter of 2006, the Company completed the final consolidation of the building and made it available for sale. The Company is actively marketing the building and expects that the final sale and disposal of the building will be completed in the second quarter of 2008. The carrying value of the building has been separately presented in the accompanying balance sheet in the caption “Asset held for sale,” and this asset is no longer being depreciated.

Note 20. Other Income (Expense), Net

Other income, net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with the Company’s subordinated convertible notes. The components of other income, net, are as follows:

	Fiscal Years Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Interest income	$2,137	$7,301	$7,609
Interest expense	(10,086)	(7,931)	(7,718)
Foreign currency gain (loss), net	910	205	1,361
Other income (expense), net	4,973	3,333	1,049

Total	$(2,066)	$2,908	$2,301

Other income (expense), net for 2007 includes a gain of approximately $2.2 million related to the repurchase of approximately $116.4 million aggregate principal value of outstanding 1.25% Convertible Subordinated Notes due 2008.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 21. Earnings (Loss) Per Share

In accordance with SFAS 128, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 31,753,446, 31,768,205 and 15,892,536 related to the Company’s convertible debt and stock option programs have been excluded from diluted weighted average common shares for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, as the effect would be anti-dilutive. Diluted earnings per share for the year ended January 1, 2006 includes the add-back of interest expense (net of tax) of approximately $6.7 million associated with the assumed conversion of the Company’s outstanding convertible subordinated debt with the addition of 30,427,017 shares, as well as stock options under the treasury stock method of 2,083,031 shares.

The following details the calculation of basic and diluted earnings (loss) per share:

	December 30, 2007	December 31, 2006	January 1, 2006
Basic:
Income (loss) from continuing operations	$(309,535)	$(137,546)	$52,560
Weighted average common shares	130,396	115,918	103,396

Basic income (loss) per share from continuing operations	$(2.37)	$(1.19)	$0.51

Loss from discontinued operations	$—	$(21,357)	$(1,914)

Loss per share from discontinued operations	$—	$(0.18)	$(0.02)

Diluted:
Income (loss) from continuing operations	$(309,535)	$(137,546)	$52,560
Interest expense of convertible debt, net of tax	—	—	6,651

Income (loss) from continuing operations, as adjusted	$(309,535)	$(137,546)	$59,211

Weighted average common shares	130,396	115,918	103,396
Potential common shares	—	—	32,510

Weighted average common shares, as adjusted	130,396	115,918	135,906

Diluted income (loss) per share from continuing operations	$—	$(1.19)	$0.44

Loss from discontinued operations	$—	$(21,357)	$(1,914)

Loss per share from discontinued operations	$—	$(0.18)	$(0.02)

Note 22. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments has been determined using available market information and valuation methodologies. Considerable judgment is required in estimating fair values. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value.

Cash and Cash Equivalents and Restricted Cash

The carrying amount approximates fair value because of the short maturity (less than 90 days) and high credit quality of these instruments.

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the debt. As a note, the Company’s long-term debt consists of convertible subordinated notes, which as an investment instrument are not actively traded and therefore, the quoted market prices may not reflect actual sales prices that such notes would trade at. In addition, the Company notes that it values these instruments at their stated par value, since this represents the principal amount due at maturity of the notes, as well as this is the amount that the interest expense is based upon. The stated par value of these notes equals their carrying value on the Company’s consolidated balance sheet.

The estimated fair values of the Company’s financial instruments were as follows:

	December 30, 2007		December 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$58,151	$58,151	$41,544	$41,544
Restricted cash	7,366	7,366	6,292	6,292
Long-term debt, including current portion
3.875% Convertible Subordinated Noted due 2027	150,000	123,930	—	—
1.875% Convertible Subordinated Noted due 2024	200,000	158,460	200,000	183,780
1.25% Convertible Subordinated Noted due 2008	13,617	13,345	130,000	125,749

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Powerwave manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, Powerwave sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouyges, Orange, Sprint, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of the Company’s customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring its net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

The Company does not separately segregate or track assets by product group. The consolidated balance sheets for the years ended December 30, 2007 and December 31, 2006 exclude Arkivator. The following table presents a further analysis of Powerwave’s sales based upon product groups:

	Fiscal Years Ended
Wireless Communications Product Groups	December 30, 2007		December 31, 2006		January 1, 2006
Antenna systems	$160,974	20.6%	$195,879	27.3%	$246,220	31.4%
Base station subsystems	565,084	72.4%	449,276	62.7%	457,260	58.3%
Coverage solutions	54,459	7.0%	71,731	10.0%	80,850	10.3%

Total net segment sales	$780,517	100.0%	$716,886	100.0%	$784,330	100.0%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions.

The following schedule presents an analysis of Powerwave’s net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended
Geographic Area	December 30, 2007	December 31, 2006	January 1, 2006
United States	$203,843	$183,149	$293,137
Asia	203,904	102,731	76,303
Europe	334,085	396,872	393,022
Other international	38,685	34,134	21,868

Total net sales	$780,517	$716,886	$784,330

Asian sales include sales to China, India, South Korea and other locations in Asia. Other international sales include sales to Canada, Mexico, Latin and South America and all other foreign countries. Sales to Canada were $7.6 million, $12.7 million, and $4.9 million during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively. Sales to Finland were $118.2, $106.0 million, and $49.0 million during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively. Sales to France were $48.9 million, $38.9 million, and $36.8 million during the years ended December 30, 2007, December 31, 2006, and January 1, 2006, respectively.

The following table presents an analysis of Powerwave’s long lived assets based upon geographic area to which asset resides:

	Fiscal Years Ended
Geographic Area	December 30, 2007	December 31, 2006
United States	$165,223	$172,785
Asia	17,631	16,768
Europe	351,282	520,182
Other international	8,383	21,073

Total long lived assets	$542,519	$730,808

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 25. Quarterly Financial Data (Unaudited)

	Quarters Ended
	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
Fiscal 2007:
Net sales	$163,640	$185,633	$200,673	$230,572
Gross profit (loss)	$13,628	$22,373	$27,266	$23,984
Operating loss	$(48,317)	$(40,244)	$(24,882)	$(186,828)
Loss from continuing operations	$(47,130)	$(44,522)	$(28,618)	$(189,265)
Net loss	$(47,130)	$(44,522)	$(28,618)	$(189,265)

Basic loss per share from continuing operations	$(0.36)	$(0.34)	$(0.22)	$(1.45)
Diluted loss per share from continuing operations	$(0.36)	$(0.34)	$(0.22)	$(1.45)
Basic loss per share	$(0.36)	$(0.34)	$(0.22)	$(1.45)
Diluted loss per share	$(0.36)	$(0.34)	$(0.22)	$(1.45)
Basic weighted average common shares	130,045	130,192	130,541	130,806
Diluted weighted average common shares	130,045	130,192	130,541	130,806

	Quarters Ended
	April 2, 2006	July 2, 2006	October 1, 2006	December 31, 2006(1)
Fiscal 2006:
Net sales	$181,811	$219,555	$145,768	$169,752
Gross profit	$36,284	$51,264	$20,364	$(17,021)
Operating income (loss)	$(3,783)	$12,914	$(41,256)	$(103,714)
Income (loss) from continuing operations	$(3,430)	$11,780	$(29,214)	$(116,682)
Net income (loss)	$(2,280)	$12,622	$(54,370)	$(114,875)

Basic earnings (loss) per share from continuing operations	$(0.03)	$0.10	$(0.26)	$(0.91)
Diluted earnings (loss) per share from continuing operations	$(0.03)	$0.09	$(0.26)	$(0.91)
Basic earnings (loss) per share	$(0.02)	$0.11	$(0.48)	$(0.90)
Diluted earnings (loss) per share	$(0.02)	$0.10	$(0.48)	$(0.90)
Basic weighted average common shares	111,660	112,166	112,306	127,542
Diluted weighted average common shares	111,660	144,007	112,306	127,542

(1)	Financial results include the Filtronic business beginning October 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 30, 2007. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 30, 2007, our internal control over financial reporting are effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the internal control over financial reporting of Powerwave Technologies, Inc. and its subsidiaries (the “Company”) as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 30, 2007, of the Company and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, in 2007.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Director’s and Executive Officers.

The information required hereunder is incorporated by reference from the sections of Powerwave’s Proxy Statement filed in connection with our 2008 Annual Meeting of Stockholders under the captions “Election of Directors” and “Executive Compensation.”

(b) Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of Powerwave’s Proxy Statement filed in connection with our 2008 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c) Code of Ethics.

The information required hereunder is incorporated by reference from the sections of Powerwave’s Proxy Statement filed in connection with our 2008 Annual Meeting of Stockholders under the caption “Code of Ethics.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of the Powerwave’s Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of the Powerwave’s Proxy Statement filed in connection with its 2008 Annual Meeting of Stockholders under the caption “Stock Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from the sections in Powerwave’s Proxy Statement filed in connection with its 2008 Annual Meeting of the Stockholders under the captions “Certain Relationships and Transactions with Management and Others” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated by reference from the sections in Powerwave’s Proxy Statement filed in connection with its 2008 Annual Meeting of the Stockholders under the captions “Audit and Non-Audit Fees.”

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

(3)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
3.2	Form of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.4	Form of Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

3.4.1	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on May 12, 2006).

3.4.2	Amendment to Amended and Restated Bylaws (incorporated by reference to Exhibit 3.4.1 to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on October 27, 2006).

3.4.3	Amendment to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4.2 to the Company’s Current Report on form 8-K filed with the Securities and Exchange Commission on November 1, 2007).

3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Powerwave Technologies, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 15, 2000).

3.6	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A dated June 4, 2001).

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1.2 to Registrant’s Registration Statement on Form S-3, as filed with the Securities and Exchange Commission on March 10, 2005).

4.1

Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders

(incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2	Amendment to Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.3	Indenture, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.4	Registration Rights Agreement, dated as of July 18, 2003, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-107633) filed with the Securities and Exchange Commission on August 4, 2003).

4.5	Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001).

4.5.1	First Amendment to Rights Agreement, dated June 19, 2003, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 2 of the Company’s Form 8-A12G/A as filed with the Securities and Exchange Commission on July 10, 2003).

4.5.2	Second Amendment to Rights Agreement, dated September 29, 2006, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006).

4.6	Form of Global 1.25% Convertible Subordinated Note Due 2008 (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3 (File No. 333-107633) as filed with the Securities and Exchange Commission on August 4, 2003).

4.7	Indenture, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.8	Registration Rights Agreement, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.9	Form of Global 1.875% Convertible Subordinated Note due 2024 (included in Exhibit 4.7).

4.10	Registration Rights Agreement by and between Powerwave Technologies, Inc. and Filtronic plc dated as of June 12, 2006 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 15, 2006).

4.11	Indenture, dated September 24, 2007, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company America (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

4.12	Registration Rights Agreement, dated September 24, 2007 by and between the Company and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

4.13	Form of Global 3.875% Convertible Subordinated Note due 2027 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

10.1	Milcom International, Inc. 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.2	Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3	Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3.1	Amendment No. 2 to the 1995 Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.4	Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.5	Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6	Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6.1	Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.6.2	Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.7	Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the “Director Plan”) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.7.1	Amendment No.1 to Director Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.7.2	Amendment to 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.8	Form of Stock Option Agreement for Director Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.11	Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.14	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.24	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.25	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.33	Manufacturing Services and Supply Agreement between the Company and Celestica Corporation dated as of November 1, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s form 10-K as filed with the Securities and Exchange Commission on February 24, 2003).**

10.33.1	Amending Agreement dated March 10, 2006 between the Company and Celestica Corporation (incorporated by reference to Exhibit 10.33.1 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2005). **

10.33.2	Amended and Restated Amending Agreement dated October 5, 2007 between the Company and Celestica Corporation (incorporated by reference to Exhibit 10.33.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 9, 2007).

10.34	Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 22, 2002).*

10.35	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 22, 2002).*

10.36	Manufacturing Services and Supply Agreement between the Company and Venture Corporation Limited dated as of January 13, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2003).**

10.37	Repair Services Agreement between the Company and VM Services, Inc. dated June 26, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2003).**

10.40	Change in Control Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.40 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.41	Change in Control Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.41 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.43	Severance Agreement dated as of August 1, 2003, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.44	Severance Agreement dated as of August 1, 2003, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003).*

10.50	Powerwave Technologies, Inc. 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.51	Form of Stock Option Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.52	Form of Restricted Stock Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.53	Form of Stock Appreciation Rights Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.54	Form of Restricted Stock Unit Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.55	Form of Stock Award Agreement under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.56	Share Purchase Agreement between LGP Allgon Holding AB and IGC Industrial Growth Company AB dated September 29,2006 (incorporated by reference to Exhibit 10.56 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 2006).

10.58	Agreement by and among Powerwave Technologies, Inc., Filtronic plc and Filtronic Comtek (UK) Limited dated as of June 12, 2006 (certain schedules omitted) (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 15, 2006).

10.58.1	Deed of Amendment dated September 4, 2006 between Powerwave Technologies, Inc., Filtronic plc and Filtronic Comtek (UK) Limited (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 5, 2006).

10.59	Powerwave Technologies Executive Officer Cash Compensation Plan (incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006). *

10.60	Letter Agreement regarding Change of Control Benefits between the Company and J. Marvin MaGee dated April 24, 2007 (incorporated by reference to Exhibit 10.60 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 10, 2007).*

10.61	Revolving Trade Receivables Purchase Agreement by and among Powerwave Technologies, Inc., Powerwave Comtek, Inc., Powerwave Technologies Sweden AB and the several banks and other financial institutions named therein as purchasers and Deutsche Bank AG, New York Branch, as Administrative Agent dated April 24, 2007 (incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 10, 2007).**

10.62	Letter Agreement Regarding Change of Control Benefits between the Company and Khurram Sheikh dated July 13, 2007 (incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 9, 2007).*

10.63	Extended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007).*

10.64	Manufacturing Services Agreement dated December 30, 2007 between the Company and Sanmina-SCI Corporation.**

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended December 28, 2003 as filed with the Securities and Exchange Commission on February 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 28th day of February 2008.

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

Signature	Title	Date

/s/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2008

/s/ CARL W. NEUN Carl W. Neun	Chairman of the Board of Directors	February 28, 2008

/s/ JOHN L. CLENDENIN John L. Clendenin	Director	February 28, 2008

/s/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	February 28, 2008

/s/ DAVID L. GEORGE David L. George	Director	February 28, 2008

/s/ EUGENE L. GODA Eugene L. Goda	Director	February 28, 2008

/s/ KEN J. BRADLEY Ken J. Bradley	Director	February 28, 2008

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 30, 2007:
Allowance for doubtful accounts and sales returns	$9,074	—	5,245	(2,422)	$11,897
Allowance for excess and obsolete inventory	$48,938	—	31,823	(33,510)	$47,251

Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns	$8,558	778	7,144	(7,406)	$9,074
Allowance for excess and obsolete inventory	$17,467	12,695	35,696	(16,920)	$48,938

Year ended January 1, 2006:
Allowance for doubtful accounts and sales returns	$6,309	1,675	4,584	(4,010)	$8,558
Allowance for excess and obsolete inventory	$15,476	24,486	14,290	(36,785)	$17,467