Form 10-K/A
period 2007-12-30
POWERWAVE TECHNOLOGIES INC
filed 2008-04-23
CIK 1023362

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

As of July 1, 2007, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $873,866,414 computed using the closing price of $6.70 per share of Common Stock on June 29, 2007, the last trading day of the second quarter, as reported by Nasdaq, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of March 31, 2008 the number of outstanding shares of Common Stock, par value $.0001 per share, of the Registrant was 131,400,281.

Documents Incorporated by Reference

None.

POWERWAVE TECHNOLOGIES, INC.

Explanatory Note

Powerwave Technologies Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 30, 2007 to include the information required by Part III Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in Powerwave’s 2007 Form 10-K is changed by this Amendment No. 1.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Moiz M. Beguwala, 61, has been a member of Powerwave’s Board of Directors since December 2007. Mr. Beguwala serves on the Board of Directors of Skyworks Solutions, Inc., a wireless semiconductor company, SIRF Technology, a GPS semiconductor solutions company, and RF Nano, a privately held company engaged in research and development activities in carbon nanotubes. Mr. Beguwala was Senior Vice President and General Manager of the Wireless Communications business unit of Conexant Systems, Inc. from January 1999 to June 2002 when he retired from Conexant. Prior to Conexant’s spin off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998.

Ken J. Bradley, 60, has been a member of Powerwave’s Board of Directors since December 2007. Since February 2005 Mr. Bradley has been President of Lytica Inc., a company specializing in supply chain management and product lifecycle planning. From January 2003 through January 2005, Mr. Bradley was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis. Prior to CoreSim, Mr. Bradley was with Nortel Networks from 1972 to 2002 most recently as Nortel’s Chief Procurement Officer. During his 30-year career at Nortel, Mr. Bradley held several national and international executive positions in supply management, operations management and technology development including Vice President, Supplier Strategy, Senior Managing Director, Guandong Nortel Communications Joint Venture in China, and Vice President, China Joint Venture Program. Mr. Bradley also serves on the Board of Directors of RadiSys Corporation, SynQor, Inc. and MU Analysis Inc.

John L. Clendenin, 73, was the Lead Director of Powerwave from February 2005 to October 2007. Mr. Clendenin was non-executive Chairman of the Board of Directors of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Equifax Inc., Acuity Brands, Inc., The Kroger Company and The Home Depot, Inc.

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

David L. George, 54, has been a member of Powerwave’s Board of Directors since November 1995. Since August 2007, he has been president of Prime Radio Products, a manufacturer of commercial radio accessories for public safety equipment. From January 2005 to August 2007, he served as Executive Vice President Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications. From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, and Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks.

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

Carl W. Neun, 64, has been a member of Powerwave’s Board of Directors since February 2000 and was appointed as Chairman of the Board of Directors of Powerwave in October 2007. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun was Chairman of Oregon Steel Mills, Inc. until it was acquired in January 2007. He also serves on the Board of Directors of Planar Systems and RadiSys Corp.

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

J. Marvin MaGee, 55, is presently Chief Operating Officer of Powerwave. Mr. MaGee joined the Company in May 2007 as Senior Vice President, Operations and became Chief Operating Officer in December 2007. Mr. MaGee was employed by Celestica, Inc., a Toronto based contract manufacturing service provider from 1997 through 2006, and was Executive Vice President of the World Wide Operations from 2005 through 2006 and from 2000 through 2002. Between 2002 and 2005, Mr. MaGee was Chief Operating Officer and President for Celestica. Mr. MaGee also served as Celestica’s Senior Vice President of North American Operations between 1997 and 1999. Prior to joining Celestica, Mr. MaGee was employed by IBM for 18 years in various management roles in Canada and the United States.

Kevin T. Michaels, 49, is presently the Chief Financial Officer and Secretary of Powerwave. Mr. Michaels joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Khurram P. Sheikh, 37, is presently the Chief Product and Development Officer of Powerwave. Mr. Sheikh joined the Company in August 2007 in his current capacity. Mr. Sheikh was employed by Time Warner Cable from August 2005 through 2007, as Vice President, Wireless Strategy and Development where he was responsible for the cable and media company’s entry into the wireless space. Between 2000 and 2005, Mr. Sheikh was Chief Technology Advisor for various divisions within Sprint where he led the next generation advanced technology efforts for the company. Mr. Sheikh received advanced graduate degrees in Electrical Engineering with specialization in wireless communications from Stanford University in Stanford. He also completed an executive development course in product development from the Harvard Business School.

The Board met eight times during fiscal 2007. Each Director attended at least 75% of all of the meetings of the Board and 100% of all meetings of the Committees on which they served. In addition to Board meetings, the Directors communicate informally with management on a variety of topics, including suggestions for Board or Committee meeting agenda items, recent developments, and other matters of interest to the Directors. The Board has unrestricted access to management at all times.

The Board has established a policy that its non-management directors meet regularly in executive session, without members of management present. The Chairman of the Board Carl W. Neun, presides over executive sessions of the non-management directors.

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

The Company has a Code of Business Conduct and Ethics which is applicable to all employees, officers and directors of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer.

The Corporate Governance Guidelines, the Code of Business Conduct and Ethics and various Committee Charters are available on the Company’s Investor Relations website under the “Corporate Governance” heading at www.powerwave.com/investorrelations and in print to any shareholder who requests them from the Company’s Secretary. If the Company amends or waives the Code of Business Conduct and Ethics with respect to the chief executive officer or principal financial officer, it will post the amendment or waiver at the same location on its website.

The Company has a standing Audit Committee and the current members of this committee are Ken J. Bradley, John L. Clendenin and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the Nasdaq marketplace rules. The Audit Committee operates pursuant to a written charter. A copy of our Audit Committee charter is posted on our website at www.powerwave.com. Powerwave’s Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 407 (d) (5) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above. For additional information about the Audit Committee, see “Report of the Audit Committee” below.

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

To Powerwave’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal 2007.

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

We believe that attracting and retaining human talent is a critical element of our ability to achieve our strategic goals. The labor markets in which we compete for human talent, nationally and locally, are very competitive and to be successful we believe we need to offer compensation programs that are competitive with other telecommunications and technology companies that are competing for the same talent. In addition, our executive compensation programs are based on the belief that the interests of our executives should be closely aligned with our shareholders. In support of this belief, a meaningful portion of each executive’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for our shareholders from both a short-term and long-term perspective.

Role of the Compensation Committee, Management Involvement in Compensation Decisions

The Compensation Committee has the responsibility of making recommendations to the Board of Directors relating to compensation for our executive officers. In formulating its recommendations to the Board of Directors, the Compensation Committee reviews a variety of sources of information.

The annual compensation process for non-executive employees usually begins in the beginning of the fourth quarter with a presentation by management to the Compensation Committee of a preliminary review of current trends in compensation and identification of potential issues regarding the components of compensation. As part of this process, the human resources department consults with several independent compensation surveys, such as Radford and Hewitt’s Global Salary Planning Reports regarding market pay practices in the geographic areas where Powerwave has employees. Prior to the end of the fourth quarter, generally in November or December, based upon input from management and independent compensation surveys, the Compensation Committee approves a salary increase budget and percentage increase guidelines for Powerwave’s non-executive employees for the upcoming year.

Following the formal performance review process for all employees and executive officers of Powerwave, which occurs in the fourth and first quarters of the year, the human resources department provides the Compensation Committee with survey and benchmarking data on market compensation levels for the executive officers. The surveys used include the Radford Executive Overall Practices Report, the Towers Perrin Global Salary and Planning Report, the Mercer Compensation Planning Report and the Hewitt Global Salary Planning Report. The surveys are reviewed to compare Powerwave’s compensation levels to market compensation levels, taking into consideration the other companies’ size, the industry, and the individual executive’s level of responsibility. In January or February of each year, the Chief Executive Officer makes recommendations to the Compensation Committee for base salary and bonus adjustments for executives, excluding the Chief Executive Officer. Following a review of the recommendations of management, the performance of the executives during the prior year, and the comparative survey data, the Compensation Committee, in January or February, then approves annual salary adjustments of each executive officer. The Compensation Committee reviews the Chief Executive Officer’s performance during the prior year versus various financial and subjective performance measures, as well as independent salary and competitive data as described above in order to determine any adjustment with regards to the Chief Executive Officer’s base salary and bonus.

The Compensation Committee typically meets four or more times a year. In 2007, the Compensation Committee had seven meetings. The Company’s Chief Executive Officer is typically present at Compensation Committee meetings, except that members of management are not present during deliberations of the Compensation Committee or the Board of Directors with respect to their own individual compensation.

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

Base Salary

The Company generally sets base salaries that it provides to its named executive officers at the 75 th percentile of base salaries offered by similarly situated companies based on an assessment of the survey data described above. However, individual base salaries may vary from such level based on:

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

Annual Merit Increases

Salaries paid to executive officers are reviewed annually and proposed adjustments are based upon an assessment of the nature of the position, the individual’s contribution to corporate goals, experience and tenure of the executive officer, comparable market salary data, growth in Powerwave’s size and complexity, and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries. For 2007 the executive officers did not receive any increase in their base salaries.

Annual Cash Bonus Plan

It is the Compensation Committees’ objective to have a substantial portion of each executive officer’s compensation contingent upon Powerwave financial performance. In 2007, Powerwave maintained a cash bonus plan for executive officers of the Company which was intended to provide incentives to our executive officers in the form of cash bonus payments for achieving certain objective performance goals based on annual and quarterly revenue and earnings per share targets. In 2007, there was revenue and an earnings per share target for each quarter and a revenue and earnings per share target for the entire fiscal year. The performance targets were established at the beginning of the fiscal year on the basis of an annual budget and are approved by the Compensation Committee of the Board of Directors. The performance targets were the same targets that were used in a 2007 bonus plan for non-executive officer employees. Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary. The annual target bonus amounts for our executives for 2007 were as follows:

Name	Percentage of Base Salary
Ronald J. Buschur	100%
Kevin T. Michaels	90%
Marvin MaGee	80%
Khurram P. Sheikh	80%

If both the revenue and earnings per share targets are fulfilled for a quarter of fiscal 2007, each executive officer would receive up to 20% of his or her annual target bonus amount. In addition, an executive officer would receive an additional 20% of the annual target bonus amount if the full fiscal year revenue and earnings per share targets are met. As a note, the amounts would only be payable for a quarter in which the executive was employed by the Company. Mr. MaGee was only eligible for the bonus plan for the third and fourth quarters of 2007 and Mr. Sheikh was only eligible for the fourth quarter 2007. In 2007, Powerwave did not meet any of its quarterly or annual performance targets and no bonuses were paid to any of our executive officers.

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

In August 2007, Powerwave granted Kevin Michaels, Chief Financial Officer, an option to purchase 120,000 shares of common stock. The option was based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grant and the option is subject to time based vesting over a 4-year period. Also in August 2007, Powerwave granted Marvin MaGee, Chief Operating Officer an option to purchase 60,000 shares of common stock. This option was based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the option grant and is subject to time based vesting over a 4 year period. The grants were designed to further align the interests of the executives with our stockholders and to provide incentive to the executives to manage Powerwave and continue to work on the integration of recently completed acquisitions and the Company’s cost cutting initiatives. The Compensation Committee also viewed Mr. Michaels’ grant as a retention device and reviewed the status of vesting, the number of vested options versus unvested options as well as the option exercise price for prior grants to Mr. Michaels.

In addition, Powerwave granted Marvin MaGee an option to purchase 200,000 shares of common stock and Khurram Sheikh an option to purchase 185,000 shares of common stock in May and August 2007 respectively, when they both joined Powerwave. The option grants were based on the closing price of Powerwave’s common stock on the start date of employment for Mr. MaGee and Mr. Sheikh, respectively, and both options are subject to time vesting over a 4-year period. Also, Mr. Sheikh was awarded 75,000 shares of restricted stock when he joined the Company in August 2007. The shares of common stock are subject to a risk of forfeiture which lapses over a 4-year period provided Mr. Sheikh remains an employee of Powerwave. The above option grants and restricted stock award were designed to entice Mr. MaGee and Mr. Sheikh to join Powerwave and were negotiated as part of their offer letters. The Compensation Committee reviewed third party benchmarking reports to arrive at competitive compensation packages for Mr. MaGee and Mr. Sheikh.

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

Termination or Change in Control Compensation. Powerwave does not have employment agreements with any of its executive officers. Powerwave has entered into Change of Control Agreements and Severance Agreements with Ronald Buschur and Kevin Michaels and Change of Control Agreements with Marvin MaGee and Khurram Sheikh. These agreements are intended to promote stability and continuity of senior management. Information regarding the applicable payments under such agreements is provided under the heading “Potential Payments on Termination or Change in Control.”

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No.1 to Powerwave’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Compensation Committee

Eugene L. Goda, Chairman

Moiz M. Beguwala

David L. George

Summary Compensation Table

The following table sets forth summary information concerning the compensation of each of our named executive officers for services rendered in all capacities for the fiscal year ended December 30, 2007 and the fiscal year ended December 31, 2006.

Name and Position	Fiscal Year	Salary		Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
Ronald J. Buschur	2007	$600,158		$—	$1,011,067	$311,024	$—	$—	$23,479	$1,945,728
President and Chief Executive Officer	2006	592,788		—	1,011,067	266,479	—	—	26,211	1,896,545

Bruce C. Edwards	2007	261,230		—	—	—	—	—	27,566	288,796
Former Executive Chairman of the Board (4)	2006	257,788		—	—	128,576	—	—	24,569	410,933

Kevin T. Michaels	2007	450,083		—	—	240,062	—	—	32,261	722,406
Chief Financial Officer and Secretary	2006	445,192		—	—	186,126	—	—	29,023	660,341

J. Marvin MaGee	2007	462,061	(5)	—	—	186,513	—	—	89,652	738,226
Chief Operating Officer	2006	—		—	—	—	—	—	—	—

Khurram P. Sheikh	2007	163,515		—	48,521	72,786	—	—	205,416	490,238
Chief Product Development Officer	2006	—		—	—	—	—	—	—	—

(1)

Mr. Sheikh was granted a stock award of 75,000 shares of common stock in 2007. We did not grant any stock awards in 2006. Mr. Buschur was granted a stock award of 200,000 shares of common stock in 2005. The amount reported represents the compensation cost recognized in fiscal 2007 and 2006 related to these stock awards in 2005 and 2007 for financial statement reporting purposes in accordance with SFAS 123R. Assumptions used in the calculation of this amount is included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, without giving effect to estimated forfeitures.

(2)

Amounts in this column reflect only the compensation cost recognized in fiscal 2007 and 2006 for financial statement reporting purposes in accordance with SFAS 123R and may include amounts from awards granted in or prior to 2007 and 2006. These amounts do not represent any cash payments to the named executives. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, without giving effect to estimated forfeitures.

(3)	See separate table below for details of “All Other Compensation.”

(4)	Mr. Edward’s employment with the Company terminated in November 2007.

(5)	Includes signing bonus of $150,000.

The following table details the components of “All Other Compensation” summarized in the table above.

	All Other Compensation
Name and Position	Fiscal Year	Insurance Premium Payments (1)	401(k) Matching Contributions	Pension Contribution	Auto Allowance	Severance Payments	Change of Control Payments	Relocation Payments		Total
Ronald J. Buschur	2007	$16,556	$6,923	$—	$—	$—	$—	$—		$23,479
	2006	20,975	5,236							26,211

Bruce C. Edwards	2007	14,343	13,223	—	—	—	—	—		27,566
	2006	13,700	10,869	—	—	—	—	—		24,569

Kevin T. Michaels	2007	18,761	13,500	—	—	—	—	—		32,261
	2006	17,888	11,135	—	—	—	—	—		29,023

J. Marvin MaGee	2007	4,496	—	—	—	—	—	85,156	(2)	89,652

Khurram P. Sheikh	2007	5,416	—	—	—	—	—	200,000	(3)	205,416

(1)	Includes both employer and employee insurance premiums that are paid by Powerwave on behalf of the named executive officers.

(2)

Includes amounts paid by the Company directly to third party vendors and reimbursement of costs incurred by Mr. MaGee in relocating from Toronto, Canada to Southern California. Such amounts include moving expenses, sales commissions on Mr. MaGee’s former residence and temporary housing expenses for Mr. MaGee in Southern California, as well as a gross up for income taxes on a portion of the relocation expenses.

(3)	Represents lump sum payment to Mr. Sheikh to cover relocation costs from New York to Southern California.

Grants of Plan-Based Awards

The following table sets forth, for the fiscal year ended December 30, 2007, certain information regarding grants of plan-based awards to our named executive officers. As of the end of fiscal 2007, none of the named executive officers held any performance based equity or non-equity incentive awards.

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (1)
		Threshold	Target	Maximum
Ronald J. Buschur	—	—	—	—	—	—	$—	$—

Bruce C. Edwards	—	—	—	—	—	—	—	—

Kevin T. Michaels	08/07/07	—	—	—	—	120,000	6.49	322,341

J. Marvin MaGee	05/07/07	—	—	—	—	200,000	6.69	565,931
	08/07/07	—	—	—	—	60,000	6.49	161,170

Khurram P. Sheikh	08/13/07	—	—	—	75,000	185,000	6.80	1,030,682

(1)

The grant date fair value is computed in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007, without giving effect to estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards to our named executive officers as of December 30, 2007:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable
Ronald J. Buschur	400,000	—		—	$11.81	06/25/2011	40,000	$178,400	—	—
	100,000	—		—	5.41	08/05/2012	—	—	—	—
	200,000	—		—	6.57	10/17/2013	—	—	—	—
	170,833	29,167	(2)	—	5.01	07/21/2014	—	—	—	—
	62,500	137,500	(3)	—	7.47	09/12/2016	—	—	—	—

Bruce C. Edwards	200,000	—		—	5.41	01/30/2008	—	—	—	—
	32,500	—		—	7.47	01/30/2008	—	—	—	—

Kevin T. Michaels	109,250	—		—	4.58	02/10/2008	—	—	—	—
	50,000	—		—	31.50	08/01/2010	—	—	—	—
	75,000	—		—	5.41	08/05/2012	—	—	—	—
	75,000	—		—	6.57	10/17/2013	—	—	—	—
	170,833	29,167	(2)	—	5.01	07/21/2014	—	—	—	—
	37,500	82,500	(3)	—	7.47	09/12/2016	—	—	—	—
	—	120,000	(5)	—	6.49	08/07/2017	—	—	—	—

J. Marvin MaGee	—	200,000	(4)	—	6.69	05/07/2017	—	—	—	—
	—	60,000	(5)	—	6.49	08/07/2017	—	—	—	—

Khurram P. Sheikh	—	185,000	(6)	—	6.80	08/13/2017	75,000	334,500	—	—

(1)	Value calculated by multiplying the closing market price of our common stock on December 28, 2007, or $4.46, by the number of shares.

(2)	The shares underlying this portion of the option vest in equal monthly installments starting July 21, 2005 through July 21, 2008.

(3)

The shares underlying this portion of the option vest at the rate of 25% on September 12, 2007 and the remaining 75% vests in equal monthly installments so that the option is fully vested on September 12, 2010.

(4)	The shares underlying this option vest at a rate of 25% on May 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on May 7, 2011.

(5)	The shares underlying this option vest at a rate of 25% on August 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 7, 2011.

(6)	The shares underlying this option vest at a rate of 25% on August 13, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 13, 2011.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended December 30, 2007:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ronald J. Buschur	—	$—	80,000	$446,600

Bruce C. Edwards	—	—	—	—

Kevin T. Michaels	—	—	—	—

J. Marvin MaGee	—	—	—	—

Khurram P. Sheikh	—	—	—	—

Potential Payments Upon Termination or Change in Control

We have entered into agreements with several of our executive officers that provide certain benefits upon the termination of their employment under certain conditions. Those agreements are summarized as follows:

Severance Agreements with Messrs. Buschur and Michaels

Effective August 1, 2003, Powerwave entered into severance agreements with Ronald J. Buschur and Kevin T. Michaels. Mr. Buschurs’ severance agreement provides that if his employment is terminated without “cause” or if he voluntarily resigns for “good reason” (as such terms are defined below), he shall be entitled to (i) a lump-sum payment equal to three times his “total annual compensation;” and (ii) continued group health insurance for a period of thirty-six months. For purposes of this agreement, “total annual compensation” is defined as base salary for the year in which employment terminates plus the greater of Mr. Buschurs’ target bonus for the year in which employment terminates or the actual bonus paid in the prior year. Mr. Michaels executed an identical severance agreement, except that the severance payment amount is two times his total annual compensation, and the period of continued health coverage is twenty-four months.

Change of Control Agreements with Messrs, Buschur, Michaels, MaGee and Sheikh

Effective August 1, 2003, Powerwave also entered into change of control agreements with Mr. Buschur and Mr. Michaels. Mr. Buschurs’ change in control agreement, as amended to date, provides that if in anticipation of, connection with, or within two years following a “change in control,” Mr. Buschurs’ employment is terminated without “cause”, or if Mr. Buschur voluntarily resigns for “good reason”, then Mr. Buschur shall be entitled to (i) a lump-sum payment equal to three times his total annual compensation; (ii) continued health insurance for a period of thirty-six months; and (iii) the immediate vesting of all unvested stock options held by Mr. Buschur. For purposes of this agreement, the term “total annual compensation” has the same definition as provided in the severance agreement. Mr. Michaels executed an identical change in control agreement, except that the lump sum payment is two times his total annual compensation, and the period of continued health insurance coverage is twenty-four months.

Effective May 2007, Powerwave entered into a Change in Control Agreement with Marvin MaGee which provides that if in anticipation of, or within eighteen months following, a “change in control” of Powerwave, Mr. MaGee’s employment is terminated without “cause” or if Mr. MaGee voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to eighteen months of his then annual salary (ii) continued health coverage for a period of eighteen months; and (iii) outplacement assistance for eighteen months.

Effective August 2007, Powerwave entered into a Change in Control Agreement with Khurram Sheikh which provides that if in anticipation of, or within eighteen months following, a “change in control” of Powerwave, Mr. Sheikh’s employment is terminated without “cause” or if Mr. Sheikh voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to eighteen months of his then annual salary (ii) continued health coverage for a period of eighteen months; and (iii) outplacement assistance for eighteen months.

For purposes of the severance and change of control agreements, “cause” means the continued, unreasonable refusal or the omission by the employee to perform any material duties required of him by the Company, if such duties are consistent with duties customary for his position; any material act or omission by the employee involving malfeasance or gross negligence in the performance of his duties to, or material deviation from any of the policies or directives of the Company; conduct on the part of the employee which constitutes the breach of any statutory or common law duty of loyalty to the Company, including the unauthorized disclosure of material confidential information or trade secrets of the Company; or any illegal act by employee which materially and adversely affects the business of the Company or any felony committed by employee, as evidenced by conviction thereof, provided that the Company may suspend the employee with pay while any allegation of such illegal or felonious act is investigated.

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

The following table sets forth potential payments payable to our current named executive officers upon termination of employment without cause or a termination of employment without cause in connection with a change in control. The Company’s Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming a termination of employment without cause on December 30, 2007 and a change of control on, and termination of employment without cause on December 30, 2007:

Name	Trigger (1)	Salary and Bonus (2)	Continuation of Benefits (3)	Value of Option Acceleration (4)		Value of Restricted Stock Acceleration	Total Value
Ronald J. Buschur	Termination without Cause	$3,783,360	$50,662	$—		$—	$3,834,022
	Change of Control	3,783,360	50,662	—	(5)	178,400	4,012,422

Kevin T. Michaels	Termination without Cause	1,884,207	38,273	—		—	1,922,480
	Change of Control	1,884,207	38,273	—	(5)	—	1,922,480

J. Marvin MaGee	Termination without Cause	—	—	—		—	—
	Change of Control	468,091	6,879	—		—	474,970

Khurram Sheikh	Termination without Cause	—	—	—		—	—
	Change of Control	245,272	8,286	—		334,500	588,058

(1)

Messrs. Buschur and Michaels are entitled to the benefits specified in this table if their employment is terminated without cause or if they voluntarily resign for “good reason.” In the case of a “change of control,” Messrs. Buschur, Michaels, MaGee and Sheikh are entitled to the benefits specified in this table if in anticipation of, in connection with or within two years following a “change of control”, their employment is terminated without cause or if they voluntarily resign for “good reason.”

(2)

Represents three times annual 2007 salary and target bonus for 2007 in the case of Mr. Buschur. Represents two times annual 2007 salary and target bonus for 2007 in the case of Mr. Michaels. Represents one and a half times annual 2007 salary for Messrs. MaGee and Sheikh.

(3)

Represents the cost of continuing medical benefits via Cobra for three years in the case of Mr. Buschur and two years in the case of Mr. Michaels. Represents the cost of continuing medical benefits via Cobra for one and half years for Messrs. MaGee and Sheikh. For purposes of this calculation, expected costs have not been adjusted for any actuarial assumptions related to mortality or increases in costs.

(4)

Represents the aggregate value of the accelerated vesting of the executive officers’ unvested stock options if their employment is terminated for cause or if they voluntarily resign for “good reason” in connection with, in anticipation of or within two years following a “change of control”. The amounts shown as the value of the accelerated stock options are based on the intrinsic value of the options as of December 30, 2007. This was calculated by multiplying (i) the difference between the fair market value of the options as of December 30, 2007 (based on a closing market price of $4.46 per share on December 28, 2007) and the applicable exercise price by (ii) the assumed number of option shares vesting on an accelerated basis on December 30, 2007.

(5)

In case of a change of control, if in anticipation of, in connection with, or within two years following a change of control, the employment of Mr. Buscher or Mr. Michaels is terminated without cause or if they voluntarily resign for good reason, then their options would accelerate. At December 30, 2007 their options had no intrinsic value.

Board Compensation

Under the Company’s Corporate Governance Guidelines, non-employee Director compensation is determined annually by the Board of Directors acting upon the recommendation of the Compensation Committee. Directors who are also employees of the Company receive no additional compensation for service as a Director. The following table shows compensation for non-employee directors for fiscal 2007:

Annual director retainer	$30,000
Annual lead director/chairman retainer	$50,000
Annual audit committee chair (1)	$5,000
Annual committee chair (2)	$2,500
Annual stock option grant	10,000 shares
Board meeting fees (3)	$1,500
Committee meeting fees (4)	$1,000

(1)	This is in addition to the committee meeting fees.

(2)	This is for the Compensation Committee and Corporate Governance and Nominating Committee Chairs. This is in addition to the committee meeting fees.

(3)	This is paid for each Board meeting attended, including phone meetings where resolutions were taken.

(4)	This is paid for each Committee meeting attended, including phone meetings where resolutions were taken.

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

On December 5, 2007, Messrs. Clendenin, George, Goda, and Neun were each granted an option to purchase 10,000 shares of Common Stock at an exercise price of $4.03 per share under the Director Plan in connection with their annual membership on the Board. On December 6, 2007, Messrs. Beguwala and Bradley were each granted an option to purchase 30,000 shares of common stock at an exercise price of $4.42 per share under the Director Plan in connection with their joining the Board of Directors.

Independent Director Compensation

The following table sets forth compensation for the fiscal year ended December 30, 2007 for the Company’s independent directors:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Moiz M. Beguwala	$—	$—	$2,052	$—	$—	$—	$2,052

Ken J. Bradley	—	—	2,052	—	—	—	2,052

John L. Clendenin	70,000	—	36,094	—	—	—	106,094

David L. George	47,500	—	36,094	—	—	—	83,594

Eugene L. Goda	49,000	—	36,094	—	—	—	85,094

Carl W. Neun	54,000	—	36,094	—	—	—	90,094

(1)

Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers. These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel, lodging and other reasonable out-of-pocket expenses which are related to service on the Company’s Board.

(2)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 30, 2007, in accordance with SFAS No. 123R, without giving effect to estimated forfeitures, and thus includes amounts from options granted prior to 2006. Includes stock options for 10,000 shares of common stock that are granted to each independent director annually on December 5. Assumptions used in the calculation of these amounts are included in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. As of December 30, 2007, each director has the following number of stock options outstanding:

Mr. Clendenin	110,000
Mr. George	50,000
Mr. Goda	50,000
Mr. Neun	50,000
Mr. Beguwala	30,000
Mr. Bradley	30,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of March 31, 2008, except as otherwise noted, by persons who are directors, executive officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Outstanding (2)

FMR LLC. 82 Devonshire Street Boston, MA 02109	19,640,678	(3)	14.9%

Marc C. Cohodes C/O Copper River Management LP 12 Linden Place Second Floor Red Bank, NJ 07701	6,884,378	(4)	5.2%

Wellington Management Co. LLP 75 State Street Suite 1700 Boston, MA 02109	12,951,900	(5)	9.9%

Artis Capital Management LP Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Suite 1700 San Francisco, CA 94105	16,029,723	(6)	12.2%

Dimensional Fund Advisors, LLP 1299 Ocean Avenue Santa Monica, CA 90401	8,164,779	(7)	6.2%

S Squared Technology LLC S Squared Capital Management LLC S Squared Technology Partners LP Seymour L Goldblatt Kenneth A. Goldblatt 515 Madison Avenue New York, NY 10022	7,921,400	(8)	6.0%

Ronald J. Buschur	1,260,397	(9)	*

Kevin T. Michaels	540,433	(10)	*

John L. Clendenin	154,000	(11)	*

Carl W. Neun	15,000	(12)	*

David L. George	45,625	(13)	*

Eugene L. Goda	40,000	(14)	*

Moiz M. Beguwala	*		*

Ken J. Bradley	*		*

J. Marvin MaGee	71,961	(15)	*

Khurram Sheikh	77,950	(16)	*

All Directors and Executive Officers as a Group (10 persons)	2,205,366		1.7%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of March 31, 2008, and shares of Common Stock subject to our outstanding 1.25% convertible notes due July 2008 and our outstanding 1.875% convertible notes due November 2024 and our 3.875% convertible notes due October 2027 currently convertible, or convertible within 60 days of March 31, 2008, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person. As of March 31, 2008 the Company had a total of 131,400,281 Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(3)

Based on a Schedule 13G dated February 13, 2008 filed with the Securities and Exchange Commission. The Schedule 13G states that FMR LLC has sole power to vote or direct the vote with respect to 173,100 shares and sole dispositive power with respect to 19,640,678 shares.

(4)

Based on a Schedule 13G dated February 12, 2008 filed with the Securities and Exchange Commission. The Schedule 13G states that Mr. Cohodes has sole voting and sole dispositive power with respect to 6,884,378 shares.

(5)

Based on a Schedule 13G dated February 14, 2008 filed with the Securities and Exchange Commission. The Schedule 13G states that Wellington Management Company, an investment advisor, has shared voting power with respect to 6,007,600 shares and shared dispositive power with respect to 12,951,900 shares.

(6)

Based on a Schedule 13G dated March 15, 2008 filed with the Securities and Exchange Commission. The Schedule 13G states that Artis Capital Management LP, Artis Capital Management, Inc. and Stuart L. Peterson have shared voting and dispositive power with respect to 16,029,723 shares.

(7)

Based on a Schedule 13G dated February 6, 2008 filed with the Securities and Exchange Commission, the Schedule 13G states the Dimension Fund Advisors LLP, an investment advisor, has sole voting and dispositive power with respect to 8,164,779 shares. Dimension Fund Advisors LLP disclaims beneficial ownership of the shares reported in this table.

(8)

Based on a Schedule 13G dated January 15, 2008 filed with the Securities and Exchange Commission. The Schedule 13G states that Seymour Goldblatt has sole voting and dispositive power with respect to 7,921,400 shares and that the number reported represents the combined holdings of the named S Squared entities. Mr. Goldblatt disclaims beneficial ownership of any shares held by funds where an S Squared entity serves as an investment advisor.

(9)	Includes options exercisable for 974,999 shares within 60 days of March 31, 2008 and 40,000 shares of restricted common stock subject to forfeiture within 60 days of March 31, 2008.

(10)	Includes options exercisable for 441,666 shares within 60 days of March 31, 2008.

(11)	Includes options exercisable for 70,000 shares within 60 days of March 31, 2008.

(12)	Includes options exercisable for 10,000 shares within 60 days of March 31, 2008.

(13)	Includes options exercisable for 10,000 shares within 60 days of March 31, 2008.

(14)	Includes options exercisable for 10,000 shares within 60 days of March 31, 2008.

(15)	Includes 21,961 shares of restricted stock subject to forfeiture and option exercisable for 50,000 shares within 60 days of March 31, 2008.

(16)	Includes 75,000 shares of restricted stock subject to forfeiture.

(17)	Includes options exercisable for 1,566,665 shares within 60 days of March 31, 2008 (see footnotes 9 -16).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock-based award plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock-based award plans. The following table provides summary information as of December 30, 2007 for all of our stock-based award plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock-Based Awards Plans (Excluding Shares Reflected in Column 1)
Equity compensation plans approved by Shareholders	7,032,990	$9.01	7,119,043	(1)
Equity compensation plans not approved by Shareholders	—	—	—

Total	7,032,990	$9.01	7,119,043

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 195,000 shares of restricted stock issued under the 2005 Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

We have entered into indemnification agreements with our directors and certain executive officers. Such agreements, which have been approved by the Board of Directors, require us to indemnify such individuals to the fullest extent permitted by Delaware law. Since January 1,2007, there have been no transactions in which Powerwave was or is a participant in which the amount involved for purposes of Section 404 (a) of Regulation S-K has or will have a direct or indirect material interest and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; (v) the terms available to unrelated parties or the employees generally. The Audit Committee will then document its findings and conclusion in written minutes.

Director Independence

The board of directors, assisted by the Nominating and Corporate Governance Committee, annually assesses the independence status of directors for purposes of Board and Committee memberships. Our corporate governance policies and practices provide that the Audit and Compensation Committees shall be comprised of entirely independent directors, as defined by Nasdaq guidelines. All members of the board of directors are independent directors, as defined under Nasdaq guidelines, except Ronald J. Buschur, the Company’s Chief Executive Officer and President. All members of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees are independent as defined by Nasdaq guidelines.

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

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended December 30, 2007 and December 31, 2006:

	Fiscal Years Ended
	December 30, 2007	December 31, 2006
Audit Fees (1)
Audits of financial statements and statutory accounts	$1,160,764	$1,111,288
Audit of internal controls over financial reporting	680,750	620,799

Total audit fees	1,841,514	1,732,087

Audit-Related Fees (2)
Registration statements	117,602	18,200

Total audit-related fees	117,602	18,200

Tax Fees (3)
Tax compliance	633,210	142,687
Other tax consulting	119,081	33,608

Total tax fees	752,291	176,295

Total Fees	$2,711,407	$1,926,582

(1)

Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2007 and 2006, for the audit of Powerwave’s internal controls over financial reporting for fiscal years 2007 and 2006, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2007 and 2006.

(2)

Includes fees for professional services rendered in fiscal 2007 in connection with the Offering Memorandum related to our $130,000,000 Subordinated Notes due 2027, and for 2006 in connection with statutory or regulatory filings and SEC registration statements, primarily related to the Company’s acquisitions of Filtronic Wireless and REMEC Wireless.

(3)	Includes fees for professional services rendered in fiscal 2007 and 2006, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 1 to the Company’s 2007 Annual Report on Form 10-K.

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 23rd day of April 2008.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	April 23, 2008

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2008

* Carl W. Neun	Chairman of the Board of Directors	April 23, 2008

* John L. Clendenin	Director	April 23, 2008

* Moiz M. Beguwala	Director	April 23, 2008

* David L. George	Director	April 23, 2008

* Eugene L. Goda	Director	April 23, 2008

* Ken J. Bradley	Director	April 23, 2008

* By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
(Attorney-in-Fact)