Form 10-Q
period 2008-03-30
POWERWAVE TECHNOLOGIES INC
filed 2008-05-09
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2008, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 131,400,281.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand, cash flows, and the acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost saving synergies from integration activities of the Wireless Infrastructure Division Business of Filtronic plc (“Filtronic Wireless”), restructuring charges, the completion of integration activities related to Filtronic Wireless, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed in under Part II, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 30, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$83,035	$58,151
Restricted cash	3,189	7,366
Accounts receivable, net of allowance for sales returns and doubtful accounts of $11,279 and $11,897, respectively	255,544	237,657
Inventories	94,014	94,310
Prepaid expenses and other current assets	34,165	36,654
Deferred tax assets	2,831	2,831

Total current assets	472,778	436,969
Property, plant and equipment, net	113,551	113,027
Intangible assets, net	57,025	64,092
Asset held for sale	3,900	3,900
Goodwill	374,603	353,189
Other non-current assets	9,533	9,917

	$1,031,390	$981,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,524	$128,088
Accrued payroll and employee benefits	15,979	14,635
Accrued income taxes	21,822	26,211
Accrued restructuring	3,118	3,552
Accrued expenses and other current liabilities	56,300	58,706
Current portion of long-term debt	13,617	13,617

Total current liabilities	273,360	244,809
Long-term debt	350,000	350,000
Other non-current liabilities	1,885	3,801

Total liabilities	625,245	598,610
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,400,281 shares issued and 131,016,557 shares issued and outstanding, respectively	761,252	759,888
Accumulated other comprehensive income	105,004	68,460
Accumulated deficit	(460,111)	(445,864)

Total shareholders’ equity	406,145	382,484

	$1,031,390	$981,094

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	$226,302	$163,640
Cost of sales:
Cost of goods	172,764	134,605
Intangible asset amortization	6,110	4,886
Restructuring and impairment charges	5,372	10,521

Total cost of sales	184,246	150,012

Gross profit	42,056	13,628
Operating expenses:
Sales and marketing	12,546	13,597
Research and development	19,672	25,628
General and administrative	15,097	19,309
Intangible asset amortization	2,597	2,920
Restructuring and impairment charges	113	491

Total operating expenses	50,025	61,945

Operating loss	(7,969)	(48,317)
Other income (expense), net	(5,310)	952

Loss before income taxes	(13,279)	(47,365)
Provision for (benefit from) income taxes	968	(235)

Net loss	$(14,247)	$(47,130)

Loss per share, basic and diluted	$(0.11)	$(0.36)

Shares used in the computation of loss per share:
Basic and diluted	130,927	130,162

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
Net loss	$(14,247)	$(47,130)
Other comprehensive income (loss):
Foreign currency translation adjustments	36,544	(4,522)

Comprehensive income (loss)	$22,297	$(51,652)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,247)	$(47,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,756	14,623
Non-cash restructuring and impairment charges	5,485	11,012
Provision for sales returns and doubtful accounts	(472)	212
Provision for excess and obsolete inventories	4,279	1,639
Compensation costs related to stock-based awards	1,290	1,071
Loss (gain) on disposal of property, plant and equipment	(88)	313
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,691)	15,009
Inventories	(6,597)	(878)
Prepaid expenses and other current assets	4,909	13,335
Accounts payable	30,261	(1,205)
Accrued expenses and other current liabilities	(7,432)	(3,979)
Other non-current assets	(158)	(1,694)
Other non-current liabilities	(4,763)	4,287

Net cash provided by operating activities	21,532	6,615
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,409)	(2,482)
Restricted cash	4,177	435
Proceeds from the sale of property, plant and equipment	—	132
Proceeds from the sale of assets held for sale	250	—

Net cash provided by (used in) investing activities	1,018	(1,915)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock-based compensation arrangements, net	491	620
Repurchase of common stock	(417)	(7)

Net cash provided by financing activities	74	613

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	2,260	445

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,884	5,758
CASH AND CASH EQUIVALENTS, beginning of period	58,151	41,544

CASH AND CASH EQUIVALENTS, end of period	$83,035	$47,302

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$90	$813

Income taxes	$1,622	$1,124

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$360	$630

Recognition of uncertain income tax positions	$—	$1,337

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial reporting. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

The results of operations for the three months ended March 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 28, 2008 (“fiscal 2008”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Newly Adopted Accounting Pronoucements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations or financial condition.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 on December 31, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The Company adopted SFAS No. 157 on December 31, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on the Company’s results of operations or financial condition.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS No. 123R). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under the Company’s employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the consolidated statements of operations. The Company estimates the fair value of stock options using the Black-Scholes option pricing model.

During the three months ended March 30, 2008 and April 1, 2007, the Company recognized total compensation expense of $1.3 million and $1.1 million respectively.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Cost of sales	$244	$99
Sales and marketing expenses	115	131
Research and development expenses	278	154
General and administrative expenses	653	687

Increase to operating loss before income taxes	1,290	1,071
Income tax effect using the current period effective tax rate	94	(18)

Increase to net loss	$1,384	$1,053

Increase to net loss per share:
Basic and diluted	$0.01	$0.01

As of March 30, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock options and employee stock purchase plan awards was approximately $5.4 million, net of estimated forfeitures of $2.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2008 and 2007 were $1.60 per share and $2.55 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first three months of fiscal 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended
	March 30, 2008	April 1, 2007
Weighted average risk-free interest rate	2.1%	4.5%
Expected life (in years)	4.5	4.3
Expected stock volatility	60%	47%
Dividend yield	None	None

Note 3. Inventories

Inventories consist of the following:

	March 30, 2008	December 30, 2007
Parts and components	$49,824	$51,367
Work-in-process	8,045	5,565
Finished goods	36,145	37,378

Total Inventories	$94,014	$94,310

Inventories are net of an allowance for excess and obsolete inventory of approximately $53.8 million and $47.3 million as of March 30, 2008 and December 30, 2007, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill for the three months ended March 30, 2008 is as follows:

Balance, December 30, 2007	$353,189
Effect of exchange rates	21,414

Balance, March 30, 2008	$374,603

The net increase in goodwill of approximately $21.4 million in 2008 is due to foreign currency fluctuations, primarily the Swedish Krona.

Note 5. Asset Held for Sale

As part of the restructuring plan related to the acquisition of the wireless infrastructure business of REMEC (“REMEC Wireless Acquisition”), during 2006 the Company moved the production of certain wireless communications equipment out of its Costa Rican manufacturing location with the majority of the products transferred to manufacturing locations in Asia or discontinued. In conjunction with these production moves, the Company vacated the building in Barreal de Heredia, Costa Rica. In the fourth quarter of 2006, the Company completed the final consolidation of the building and made it available for sale. The carrying value of the building has been separately presented in the accompanying balance sheet in the caption “Asset held for sale,” and this asset is no longer being depreciated. In March 2008, the Company received a deposit of $0.3 million towards the sale of this building and in April 2008, the Company completed the sale of the building. The cash proceeds were approximately $3.5 million.

Note 6. Other Income (Expense), Net

Other income (expense), net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with the Company’s subordinated convertible notes and fees on its revolving credit agreement. The components of other income (expense), net, are as follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
Interest income	$181	$242
Interest expense	(2,959)	(1,929)
Foreign currency gain (loss), net	(3,248)	1,783
Other income, net	716	856

Total	$(5,310)	$952

Note 7. Restructuring and Impairment Charges and Accrued Restructuring

2007 Restructuring Plan

In the second quarter of 2007, the Company formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, the Company closed its design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued its design and development center in Shipley, UK. Also as part of this plan, the Company sold its manufacturing operations located in Hungary to Sanmina SCI, a third party contract manufacturing supplier, and entered into a manufacturing services agreement with Sanmina SCI. The transaction included inventories and fixed assets and included a sublease of the existing facility, along with the assumption of certain liabilities, including all transferred employees. The Company finalized this plan in the fourth quarter of 2007 (hereinafter the “2007 Restructuring Plan”).

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2007 Restructuring Plan for the three months ended March 30, 2008 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	522	$522
Amounts accrued	5	(1)	4
Amounts paid/incurred	(5)	(354)	(359)
Effects of exchange rates	—	(6)	(6)

Balance at March 30, 2008	$—	$161	$161

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (“SFAS No. 146”). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. All of the workforce reduction payments were completed in the fourth quarter of 2007 and the facility closure amounts will be paid out over the remaining lease terms which extend through the third quarter of 2008.

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2006 Plan for Consolidation of Operations at March 30, 2008, and December 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$271	$616	$887
Amounts accrued	9	(67)	(58)
Amounts paid/incurred	(151)	(43)	(194)
Effects of exchange rates	5	10	15

Balance at March 30, 2008	$134	$516	$650

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146. The Company’s restructuring and integration plans are subject to continued future refinement as additional information becomes available. The Company expects that the workforce reductions will be paid out over the next ten months and the facility closure amounts will be paid over the next six months.

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for fiscal year ended December 30, 2007, and the first quarter ended March 30, 2008 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 30, 2007	$2,143
Amounts accrued	1
Amounts paid/incurred, net	154
Effect of exchange rates	9

Balance at March 30, 2008	$2,307

All workforce reduction payments have been made, and the Company expects that the facility closure amounts will be paid out over the remaining lease terms which extend through January 2011.

Restructuring and Impairment Charges

In the first quarter of 2008, the Company recorded a charge of approximately $5.4 million for the impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue due primarily to the consolidation of its facilities in China, and incurred charges of $0.1 million for professional fees related to the Company’s restructuring plans.

In the first quarter of 2007, the Company recorded a charge of approximately $1.5 for the impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue due primarily to the consolidation of its facilities in China. In addition, the Company recorded an impairment charge of $7.7 million primarily related to manufacturing equipment located in the Company’s plants to be closed in both China and Costa Rica, and recorded an impairment charge of $1.4 million related to its building in Costa Rica that was held for sale, in order to write it down to the expected selling price. Also in the first quarter of 2007, the Company incurred severance costs of $0.4 million related to its restructuring plans. The aggregate of such charges was $11.0 million, of which $10.6 million was included in cost of sales and $0.4 million was included in operating expenses.

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

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for such valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S., Sweden, Finland and UK jurisdictions as of March 30, 2008, due to uncertainties that such net deferred tax assets will be realized.

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

As of March 30, 2008, the liability for income taxes associated with uncertain tax positions increased to $16.1 million, including accrued penalties, interest, and foreign currency fluctuations of $6.8 million. Of this amount, $5.3 million, if recognized, would favorably affect the Company’s effective tax rate and $10.8 million would impact goodwill.

As a result of the IRS and other audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Additionally, in April 2008, the Company filed an appeal of a tax assessment with the Swedish Supreme Court. Quantification of those potential changes cannot be estimated at this time. At March 30, 2008, the Company has concluded all United States federal income tax matters for years through 2005. All material state and local, and foreign income tax matters have been concluded for years through 2005.

Note 9. Commitments and Contingencies

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006 and seek compensatory damages in an amount to be proven at trial. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action. The amended complaint purports to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the court granted the defendant’s motion to dismiss plaintiffs claims in connection with the Company’s projected sales revenues, but denied defendant’s motion to dismiss plaintiffs other claims. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

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

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the three months ended March 30, 2008 and April 1, 2007 are as follows:

	3 Months Ended
Description	March 30, 2008	April 1, 2007
Warranty reserve beginning balance	$26,975	$40,273
Reductions for warranty costs incurred	(2,725)	(4,457)
Warranty accrual related to current period sales	2,142	1,837
Settlement of warranty claims	(2,858)	—
Change in estimate related to previous warranty accruals	(2,360)	(1,341)
Effect of exchange rates	503	(109)

Warranty reserve ending balance	$21,677	$36,203

In the first quarter of 2008, the Company settled a warranty claim with a customer, resulting in a reduction of the previously accrued warranty liability of approximately $2.9 million.

During the normal course of its business, Powerwave makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. Powerwave has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of March 30, 2008 is included below:

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

Note 11. Loss Per Share

In accordance with SFAS No. 128, Earning Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 36,858,360 and 30,701,188 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three months ended March 30, 2008 and April 1, 2007, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	March 30, 2008	April 1, 2007
Basic:
Loss	$(14,247)	$(47,130)
Weighted average common shares	130,927	130,162

Basic loss per share	$(0.11)	$(0.36)

Diluted:
Loss	$(14,247)	$(47,130)
Interest expense of convertible debt, net of tax	—	—

Loss, as adjusted	$(14,247)	$(47,130)

Weighted average common shares	130,927	130,162
Potential common shares	—	—

Weighted average common shares, as adjusted	130,927	130,162

Diluted loss per share	$(0.11)	$(0.36)

Note 12. Customer Concentrations

Powerwave’s product sales have historically been concentrated in a small number of customers. For the three months ended March 30, 2008 and April 1, 2007, sales to customers that accounted for 10% or more of revenues totaled $112.8 million and $70.6 million, respectively. Sales to Nokia Siemens accounted for approximately 29% and sales to Alcatel-Lucent accounted for approximately 21% of total revenues for the quarter ended March 30, 2008. For the three months ended April 1, 2007, sales to Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 34% of revenues, and sales to Alcatel-Lucent accounted for approximately 14% of revenues.

As of March 30, 2008, approximately 47% of total accounts receivable related to two customers that each accounted for 10% or more of Powerwave’s total revenue during the first three months of 2008. Nokia Siemens and Alacatel-Lucent accounted for approximately 30% and 17%, respectively, of the Company’s total accounts receivable. The inability to collect outstanding receivables from the customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Powerwave manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, Powerwave sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouygues, Orange, Sprint, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of the Company’s customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring its net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

Note 15. Financing Arrangements and Long-Term Debt

On April 24, 2007, the Company and certain of its subsidiaries, entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”). The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, the Company and certain subsidiaries can sell on a recourse basis, eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and Powerwave acts as the servicer for such receivables. Interest on Euro based borrowings is Euribor plus 0.80% and on US Dollar based borrowings it is the Federal Funds rate plus 1.50%. At March 30, 2008 the Euribor rate was 4.09% and the Federal Funds rate was 2.25%. The Company’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes. At March 30, 2008, there were no balances outstanding under the Receivables Purchase Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included under Item 1, “Financial Statements (Unaudited).” This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in “Risk Factors, in Part II, Item 1A” included herein.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. We have implemented our plans to restructure and integrate LGP Allgon’s operations, technology and personnel with ours. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. We have implemented our plans to restructure and integrate the acquired REMEC operations, technology and personnel with our operations. In October 2006, we completed the Filtronic Wireless Acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal year 2007, we focused on finalizing and implementing our plans to integrate this acquisition, consolidate its operations and reduce our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last four years, these acquisitions do not provide any guarantee that our revenues will increase. As we entered 2008, we have a number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure and positioning us to return to profitability.

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

For a summary of our significant accounting policies and estimates, see Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the year ended December 30, 2007.

Accruals for Restructuring and Impairment Charges

In the first quarters of 2008 and 2007, the Company recorded restructuring and impairment charges of approximately $5.5 million, and $11.0 million, respectively.

Such charges relate to our restructuring plans to consolidate and integrate LGP Allgon and the REMEC Wireless Acquisition, our 2006 Plan for Consolidation of Operations and our 2007 Restructuring Plan. See further discussion of these plans in Note 7 of the Notes to Consolidated Financial Statements, “Restructuring and Impairment Charges.”

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

Newly Adopted Accounting Pronoucements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our results of operations or financial condition.

In June 2007, the FASB ratified EITF 06-11 “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards”. EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on our results of operations or financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on December 31, 2007. The adoption of SFAS No. 159 did not have a material impact on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. We adopted SFAS No. 157 on December 31, 2007. The adoption of SFAS No. 157 did not have a material impact on our results of operations or financial condition.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (FAS 141(R)) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160)”. FAS 141(R) will change how business acquisitions are accounted for and FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. FAS 141(R) and FAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for us). The adoption of FAS 141(R) and FAS 160 are not expected to have a material impact on our results of operations or financial condition.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
	March 30, 2008	April 1, 2007
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	76.3	82.3
Intangible asset amortization	2.7	3.0
Restructuring and impairment charges	2.4	6.4

Total cost of sales	81.4	91.7

Gross profit	18.6	8.3
Operating expenses:
Sales and marketing	5.5	8.3
Research and development	8.7	15.6
General and administrative	6.7	11.8
Intangible asset amortization	1.1	1.8
Restructuring and impairment charges	0.1	0.3

Total operating expenses	22.1	37.8

Operating loss	(3.5)	(29.5)
Other income (expense), net	(2.3)	0.6

Loss before income taxes	(5.8)	(28.9)
Provision for (benefit from) income taxes	0.5	(0.1)

Net loss	(6.3)%	(28.8)%

Three Months ended March 30, 2008 and April 1, 2007

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world.

Sales increased by 38% to $226.3 million for the three months ended March 30, 2008, from $163.6 million, for the three months ended April 1, 2007. This increase was due to several factors, which included increased demand from both our direct operator customers and our original equipment manufacturers, which increased by approximately 70% and 27%, respectively, for the three months ended March 30, 2008 from the three months ended April 1, 2007. The increases were primarily due to increased demand for wireless infrastructure equipment compared to the first quarter of 2007. Demand in the first quarter of 2007 was significantly reduced due to lower demand from our direct network operator customers, as well as reduced original equipment manufacturer demand due to delays in the closing of the Nokia and Siemens joint venture, which did not close until April 2007, as well as the impact of the Alcatel-Lucent merger which was completed in the fourth quarter of 2006.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	March 30, 2008		April 1, 2007
Antenna systems	$51,879	23%	$32,256	20%
Base station systems	152,499	67%	118,908	73%
Coverage systems	21,924	10%	12,476	7%

Total	$226,302	100%	$163,640	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna systems, base station systems and coverage systems product groups is due to the impact of increased demand from both our original equipment manufacturer and direct operator customers during the three months ended March 30, 2008 as compared to the three months ended April 1, 2007.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	March 30, 2008		April 1, 2007
Americas	$86,081	38%	$48,081	29%
Asia Pacific	62,756	28%	38,220	23%
Europe	70,513	31%	76,298	47%
Other international	6,952	3%	1,041	1%

Total net sales	$226,302	100%	$163,640	100%

Revenues increased in all regions except Europe in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. The increase in revenues in the Asia Pacific region was partially attributed to growth in India, China and South Korea. The increase in the Americas revenues was due to growth in the operator direct channel as well as increased original equipment manufacturer demand in North America. The reduction in European revenues was due primarily to lower original equipment manufacturer demand in the European market during the first quarter of 2008. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

For the quarter ended March 30, 2008, total sales to Nokia Siemens accounted for approximately 29% of sales and sales to Alcatel-Lucent accounted for approximately 21% of sales for the quarter. For the quarter ended April 1, 2007, total sales to Nokia and Siemens accounted for approximately 34% of sales and sales to Alcatel-Lucent accounted for approximately 14% or more of sales for the quarter. As a note, Nokia and Siemens completed their joint venture arrangement in April 2007. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	March 30, 2008		April 1, 2007
Net sales	$226,302	100.0%	$163,640	100.0%
Cost of sales:
Cost of goods	172,764	76.3%	134,605	82.3%
Intangible amortization	6,110	2.7%	4,886	3.0%
Restructuring and impairment charges	5,372	2.4%	10,521	6.4%

Total cost of sales	184,246	81.4%	150,012	91.7%

Gross profit	$42,056	18.6%	$13,628	8.3%

Our total gross profit increased during the first quarter of fiscal 2008, compared to the first quarter of fiscal 2007, primarily as a result of our increased revenues. Our increased revenues allowed us to absorb more of our manufacturing cost overheads and fixed costs, which in turn improves our gross margins. As a percentage of revenue, our gross profit increased during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to this improved absorption. While intangible amortization costs increased in the first quarter of 2008 on an absolute basis, restructuring and impairment costs were lower in the period when compared to the first quarter of 2007. The increased intangible amortization costs are due to the reassessment of useful lives of our intangible assets (see “Note 6. Intangible Assets” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007). We incurred approximately $5.4 million of restructuring and impairment charges during the first quarter of fiscal 2008, primarily related to the impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue, due to consolidations of our facilities in China. In addition, we incurred approximately $10.5 million of restructuring and impairment charges during the first quarter of 2007, primarily related to the impairment of inventory of $1.5 million that either has been or will be disposed of and is not expected to generate future revenue, an impairment of manufacturing equipment of $7.7 million, a write-down of $1.1 million for our building that is held for sale and severance of $0.2 million, due to consolidations or closures of our facilities in China and Costa Rica.

In addition, during the first quarter of 2008, our cost of goods includes a credit of approximately $1.1 million related to our sale during the quarter of inventory which was previously determined to be excess and obsolete to our ongoing requirements. This had a positive impact on our gross profit that we do not expect to repeat going forward.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	March 30, 2008		April 1, 2007
Sales and marketing	$12,546	5.5%	$13,597	8.3%
Research and development	19,672	8.7%	25,628	15.6%
General and administrative	15,097	6.7%	19,309	11.8%
Intangible amortization	2,597	1.1%	2,920	1.8%
Restructuring and impairment charges	113	0.1%	491	0.3%

Total operating expenses	$50,025	22.1%	$61,945	37.8%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $1.1 million, or 8%, during the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007. The decrease was due to lower marketing expenses, as well as lower accounts receivable reserves.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $6.0 million, or 23%, during the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007. Beginning in the second quarter of 2007, we initiated restructuring activities which reduced research and development personnel in various locations, which contributed to reduced expenses during the first quarter of 2008. (See Note 7 of the Notes to Consolidated Financial Statements, “Restructuring and Impairment Charges.”) In addition, for the first quarter of 2008 we received a one-time benefit of $1.2 million for a research and development grant in the UK.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $4.2 million, or 22%, during the quarter ended March 30, 2008 as compared to the quarter ended April 1, 2007. This decrease was due to several factors, including lower accounting and audit fees, lower facilities costs due to site closures over the last year, and reduced salaries due to headcount reductions over the last year from our restructuring activities.

Amortization of customer-related intangibles from our acquisitions, amounted to $2.6 million for the first quarter of fiscal 2008, compared to $2.9 million for the first quarter of fiscal 2007. The decrease was due to an intangible asset that was amortized through the first half of 2007 resulting from our Filtronic acquisition, for which there was no such amortization in the first quarter of 2008.

We also recorded a restructuring charge of $.1 million in the first quarter of fiscal 2008 for severance and facility closure costs compared to a charge of $0.5 million in the first quarter of fiscal 2007 related to consolidation and sale of the Company’s Swedish facilities.

Other Income (Expense), net

The following table presents an analysis of other income, net:

	Three Months Ended (in thousands)
	March 30, 2008		April 1, 2007
Interest income	$181	0.1%	$242	0.2%
Interest expense	(2,959)	(1.3)%	(1,929)	(1.2)%
Foreign currency gain (loss), net	(3,248)	(1.4)%	1,783	1.1%
Other income, net	716	0.3%	856	0.5%

Other income (expense), net	$(5,310)	(2.3)%	$952	0.6%

Interest income decreased by $0.1 million during the first quarter ended March 30, 2008 compared to the first quarter ended April 1, 2007 primarily due to the significantly reduced short-term interest rates. Also contributing to lower other income (expense) was a net foreign exchange loss of approximately $3.2 million which was due to the significant fall in the value of the US dollar versus most all currencies, particularly the Euro and the Swedish Krona. Interest expense increased due to higher subordinated debt balances, due to the issuance of $150 million 3.875% subordinated convertible notes in September 2007. This was somewhat offset by the repurchase of approximately $117 million of 1.25% subordinated convertible notes during the fourth quarter of 2007

Income Tax Provision

Our effective tax rate for the three months ended March 30, 2008 was an expense of approximately 7.3% of our pre-tax losses of $13.3 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three months ended March 30, 2008, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions, primarily China.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	March 30, 2008	April 1, 2007
Operating loss	$(7,969)	$(48,317)
Other income (expense), net	(5,310)	952

Loss before income taxes	(13,279)	(47,365)
Provision for (benefit from) income taxes	968	(235)

Net loss	$(14,247)	$(47,130)

Our net loss for the quarter ended March 30, 2008 of $14.2 million compared to our net loss of $47.1 million for the quarter ended April 1, 2007. The reduction in our net loss during the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 is primarily the result of increased revenues, better absorption of manufacturing overhead costs and reduced operating expenses.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility. As of March 30, 2008, we had working capital of $199.4 million, including $83.0 million in unrestricted cash and cash equivalents as compared to working capital of $223.6 million at April 1, 2007, which included $47.3 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the three months ended March 30, 2008 and April 1, 2007:

	Three months Ended
	March 30, 2008	April 1, 2007
Net cash provided by (used in):
Operating activities	$21,532	$6,615
Investing activities	1,018	(1,915)
Financing activities	74	613
Effect of foreign currency translation on cash and cash equivalents	2,260	445

Net increase (decrease) in cash and cash equivalents	$24,884	$5,758

Net cash provided by operations during the three months ended March 30, 2008 was $21.5 million as compared to $6.6 million provided during the three months ended April 1, 2007. The increase in cash provided by operations during the first three months of fiscal 2008 is primarily due to a lower operating loss and an increase in accounts payable when compared to the first three months of 2007.

Net cash provided by investing activities during the first three months of fiscal 2008 was $1.0 million as compared to net cash used of $1.9 million during the first three months of fiscal 2007. The $1.0 million in net cash provided by investing activities during the three months ended March 30, 2008 represents a reduction in our restricted stock of $4.2 million offset by capital expenditures of $3.4 million and a deposit of $0.25 million for the sale of the Costa Rica building. Total capital expenditures during the three months ended March 30, 2008 and April 1, 2007 were approximately $3.4 million and $2.5 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $10 million and $12 million, consisting of test and production equipment, as well as computer hardware and software.

Net cash provided by financing activities during the first quarter of 2008 of $0.1 million was proceeds related to the employee stock purchase plan of $0.5 million offset by $0.4 million of stock repurchases.

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our receivables facility will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our credit facility with Deutsche Bank AG, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We have a total of $350 million of long term convertible subordinate notes outstanding. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all. If we continue to generate losses from operations, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes, our ability to maintain operations may be impacted.

Financing Activities

On April 24, 2007, we entered into a Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. The receivables sales facility is subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. At March 30, 2008, there were no balances outstanding under the Receivables Purchase Agreement. Proceeds from the Revolving Trade Receivables Purchase Facility would be available for working capital and for other general corporate purposes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Form 10-K for the year ended December 30, 2007, in part II, Item 7 under the heading “Contractual Obligations and Commercial Commitments.” As of March 30, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the three months ended March 30, 2008, we granted options to purchase a total of 125,000 shares of Common Stock and we granted 375,000 shares of restricted stock to employees. After deducting 991,598 shares for options forfeited, the result was net option forfeitures of 491,598. Net option forfeitures during the year represented 0.4% of our total outstanding common shares of 131,400,281 as of March 30, 2008. The following table summarizes the net stock option grants and restricted stock awards to our employees, directors and executive officers during the three most recent fiscal periods:

	Quarter Ended March 30, 2008	Year Ended December 30, 2007
Net grants (forfeitures) during the period as a % of total outstanding common shares	(0.4)%	0.6%
Grants to executive officers during the period as a % of total options granted during the period	75.0%	29.3%
Grants to executive officers during the period as a % of total outstanding common shares	0.3%	0.5%
Cumulative options held by executive officers as a % of total options outstanding	35.4%	32.6%

At March 30, 2008, a total of 6,958,626 options were available for grant under all of our option plans and a total of 5,651 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the three months ended March 30, 2008:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 30, 2007	7,032,990	$2.29-$67.08	$9.01	3,982,676	$10.64
Granted	125,000	$2.20-$4.15	$3.24
Exercised	(2,709)	$3.82	$3.82
Cancelled	(991,598)	$4.48-$66.00	$8.09

Balance at March 30, 2008	6,163,683	$2.20-$67.08	$9.05	3,230,799	$11.17

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of March 30, 2008. For purposes of this table, in-the-money stock options are those options with an exercise price less than $2.55 per share, the closing price of Powerwave Common Stock on March 28, 2008, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $2.55 per share closing price.

	Exercisable		Unexercisable
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price	Total Shares
In-the-Money	33,000	$2.29	15,000	$2.20	48,000
Out-of-the-Money	3,197,799	11.26	2,917,884	6.73	6,115,683

Total Options Outstanding	3,230,799	$11.17	2,932,884	$6.70	6,163,683

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the three months ended March 30, 2008, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of March 30, 2008. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 30, 2008		Value of Unexercised In-the-Money Options at March 30, 2008(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Buschur	—	$—	958,333	141,667	$—	$—
Kevin T. Michaels	—	$—	428,333	211,667	$—	$—
J. Marvin Magee	—	$—	—	260,000	$—	$—
Khurram P. Sheikh	—	$—	—	185,000	$—	$—

(1)

In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $2.55; the Company’s closing Common Stock price reported by Nasdaq on March 28, 2008, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of March 30, 2008, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Equity Compensation Plans Approved by Shareholders	6,163,683	$9.05	6,583,626
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	6,163,683	$9.05	6,583,626

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 375,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At March 30, 2008, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Estonia, Finland, France, Germany, India, Singapore, Sweden and the United Kingdom. These international operations generally incur local operating costs and generate third party revenues in currencies other than the U.S. dollar. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 63% of our net sales during the three months ended March 30, 2008, 73% of our fiscal 2007 net sales, 72% of our fiscal 2006 net sales and 62% of our fiscal 2005 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. dollars and the value of the dollar falls, we may suffer a loss due to the lower value of the dollar. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations. For the first quarter of 2008, due to the reduced value of the U.S. dollar, we recorded a foreign exchange translation loss of $3.2 million. There can be no assurance that we will not incur additional foreign exchange translation losses in the future if the dollar continues to weaken.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at March 30, 2008, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of March 30, 2008, we had cash equivalents of approximately $86.2 million in both interest and non-interest bearing accounts, including restricted cash. We also had $13.6 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. Short-term investment rates decreased significantly during the second half of 2007 and the first quarter of 2008 as the U.S. Federal Reserve attempted to soften the impacts of the economic slowdown and subprime mortgage issues. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at March 30, 2008, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first three months of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints are Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The complaints purport to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and October 9, 2006 and seek compensatory damages in an amount to be proven at trial. The essence of the allegations are that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In June 2007, the four cases were consolidated into one case, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action. The amended complaint purports to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the court granted the defendant’s motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendant’s motion to dismiss plaintiffs’ other claims. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

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

We sell most of our products to a small number of customers, and we expect this will continue. For the three months ended March 30, 2008, sales to Nokia Siemens accounted for approximately 29% of net sales and sales to Alcatel-Lucent accounted for approximately 21% of our net sales. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 35% of our revenues in 2007. Alcatel-Lucent accounted for approximately 16% of our net revenues in fiscal 2007. During fiscal years 2006 and 2007, our direct sales to AT&T significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal 2006 and 2007. During part of fiscal years 2006 and 2007, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss and reduced financial performance for both fiscal 2006 and 2007. Nokia Siemens is our largest customer and any decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, AT&T, and network operator customers and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

On October 15, 2006, we completed the acquisition of the Filtronic Wireless. This acquisition involved the integration of companies and operations, many of which are based in different countries that previously operated independently. This is a complex, costly and time consuming process. We have limited experience integrating operations as substantial and geographically diverse as those of Filtronic Wireless, and as a result, we may not successfully integrate these operations with our own in a timely or cost-effective manner, or at all. We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our results of operations. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the acquisition, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of this acquisition relate to cost savings associated with operational efficiencies, greater economies of scale and revenue enhancement opportunities. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of this business.

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

At March 30, 2008, we had approximately $86.2 million of cash, with $3.2 million of it restricted. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our revolving trade receivables purchase agreement or other sources of cash. While the revolving trade receivables purchase agreement gives us additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $350.0 million of outstanding convertible debt that we issued in 2004 and 2007. We also have approximately $13.6 million principal value of convertible debt due in July 2008. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon the credit markets, which have recently come under pressure due to credit concerns arising from the subprime mortgage lending market. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, take advantage of such opportunities, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

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

As part of the Filtronic Wireless Acquisition, we are purchasing certain components from Filtronic plc for use in certain products included in the acquisition. These components, currently purchased from the Filtronic plc subsidiary, Filtronic Compound Semiconductors Limited, are utilized in the manufacture of certain filter products. Filtronic Compound Semiconductors Limited was acquired by RF Micro Devices Inc. in February of 2008. If we were unable to obtain such components in the future, we would have to redesign certain products and find an alternative source of supply, which would increase our costs and have a negative impact on our business and results of operations. We may also be subject to penalties if we could not find a timely replacement and were unable to meet customer delivery requirements.

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

As part of our manufacturing strategy, we utilize contract manufacturers in China, Europe, Singapore and Thailand. We also maintain our own manufacturing operations in China, Finland and Estonia, as well as the United States. We closed our Costa Rica manufacturing facility in December 2006 and sold our Hungary manufacturing operations in December 2007.

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

We require air or ocean transport to ship products built in our various manufacturing locations to our customers. High energy costs have increased our transportation costs which has had a negative impact on our production costs. Transportation costs would also escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers, our delivery of products could be adversely delayed.

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

For the three months ended March 30, 2008, and fiscal years 2007, 2006, and 2005, international revenues (excluding North American sales) accounted for approximately 63%, 73%, 72%, and 62% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

We may need to recognize an additional impairment to our goodwill

For the fourth quarter of fiscal 2007, we recognized an impairment of our goodwill in the amount of $151.7 million caused by the decrease in the market value of our common stock, which significantly reduced our market value. If our revenues do not grow or reach anticipated levels or if our Common Stock continues to trade at current low levels, it is possible that in the near future an additional indicator of impairment of our goodwill may exist and we may need to recognize another impairment in our goodwill. A large portion of our value is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. At March 30, 2008, goodwill totaled $374.6 million, which equates to approximately 92% of our total equity. Such an impairment could result in a significant loss for the period in which such impairment occurs.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 30, 2007, the closing price of our Common Stock ranged from a high of $15.33 to a low of $3.90 per share. During the first quarter of 2008, the closing price of our Common Stock reached a low of $2.18 per share. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 36.9 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. In addition, we are in the process of replacing certain portions of our enterprise resource planning system and such system replacement during fiscal 2008 may create unanticipated delays in completing the documentation and testing requirements of Section 404. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended March 30, 2008.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
December 31 – February 3	—		—	—	—
February 4 – March 2	135,534	(1)	$2.96	—	—
March 3 – March 30	7,150	(2)	$2.20	—	—

(1)	On February 20, 2008 Ronald J. Buschur, the Company’s President and Chief Executive Officer, surrendered 71,702 shares of common stock to cover his tax withholding obligation with respect to a 200,000 share restricted stock grant. On February 20, 2008, J. Marvin MaGee, the Company’s Chief Operating Officer, surrendered 13,309 shares of common stock to cover his tax withholding obligation with respect to a 35,000 share restricted stock grant. On February 20, 2008 Kevin Michaels, the Company’s Chief Financial Officer, surrendered 50,793 shares of common stock to cover his tax withholding obligation with respect to a 140,000 share restricted stock grant. All of the above restricted stock grants occurred on February 20, 2008.

(2)	On March 19, 2008, Ronald Buschur, the Company’s President and Chief Executive Officer, surrendered 7,150 shares of common stock to cover his tax withholding obligation with respect to the vesting of 20,000 shares under a December 2005 restricted stock grant.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERWAVE TECHNOLOGIES, INC.

Date: May 9, 2008	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Chief Financial Officer