Form 10-Q
period 2008-06-29
POWERWAVE TECHNOLOGIES INC
filed 2008-08-08
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2008, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 131,392,674.

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost saving synergies from integration activities of the Wireless Infrastructure Division Business of Filtronic plc (“Filtronic Wireless”), restructuring charges, the completion of integration activities related to Filtronic Wireless and previous acquisitions and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed under Part II, Item 1A, “Risk Factors.” Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	June 29, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$81,088	$58,151
Restricted cash	3,176	7,366
Accounts receivable, net of allowance for sales returns and doubtful accounts of $9,823 and $11,897, respectively	254,823	237,657
Inventories	91,166	94,310
Prepaid expenses and other current assets	30,780	36,654
Deferred income taxes	2,831	2,831

Total current assets	463,864	436,969
Property, plant and equipment, net	106,095	113,027
Intangible assets, net	47,953	64,092
Asset held for sale	4,238	3,900
Goodwill	365,051	353,189
Other assets	9,106	9,917

	$996,307	$981,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162,541	$128,088
Accrued payroll and related expenses	16,620	14,635
Accrued income taxes	8,519	26,211
Accrued restructuring costs	3,197	3,552
Accrued expenses and other current liabilities	51,279	58,706
Current portion of long-term debt	13,630	13,617

Total current liabilities	255,786	244,809
Long-term debt	350,000	350,000
Other liabilities	1,967	3,801

Total liabilities	607,753	598,610
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,385,524 shares issued and 131,016,557 shares issued and outstanding, respectively	762,514	759,888
Accumulated other comprehensive income	96,375	68,460
Accumulated deficit	(470,335)	(445,864)

Total shareholders’ equity	388,554	382,484

	$996,307	$981,094

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	$245,642	$185,633	$471,943	$349,273
Cost of sales:
Cost of goods	185,090	152,201	357,853	286,806
Intangible asset amortization	6,255	4,921	12,364	9,807
Restructuring and impairment charges	5,163	6,138	10,535	16,659

Total cost of sales	196,508	163,260	380,752	313,272

Gross profit	49,134	22,373	91,191	36,001
Operating expenses:
Sales and marketing	13,217	13,665	25,763	27,262
Research and development	20,789	22,440	40,460	48,068
General and administrative	15,973	18,707	31,070	38,016
Intangible asset amortization	2,660	2,737	5,257	5,657
Restructuring and impairment charges	966	5,068	1,080	5,559

Total operating expenses	53,605	62,617	103,630	124,562

Operating loss	(4,471)	(40,244)	(12,439)	(88,561)
Other income (expense), net	(4,747)	(2,157)	(10,057)	(1,205)

Loss before income taxes	(9,218)	(42,401)	(22,496)	(89,766)
Income tax provision	1,006	2,121	1,975	1,886

Net loss	$(10,224)	$(44,522)	$(24,471)	$(91,652)

Loss per share, basic and diluted	$(0.08)	$(0.34)	$(0.19)	$(0.70)

Shares used in the computation of loss per share:
Basic and diluted	131,001	130,332	130,964	130,247

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$(10,224)	$(44,522)	$(24,471)	$(91,652)
Other comprehensive income:
Foreign currency translation adjustments	(8,629)	9,144	27,915	4,622

Comprehensive income (loss)	$(18,853)	$(35,378)	$3,444	$(87,030)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income loss	$(24,471)	$(91,652)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,335	28,400
Non-cash restructuring and impairment charges	11,615	22,218
Provision for sales returns and doubtful accounts	(79)	644
Provision for excess and obsolete inventories	6,168	4,921
Compensation costs related to stock-based awards	2,614	2,212
Gain on disposal of property, plant and equipment	(171)	(118)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,847)	5,849
Inventories	(8,611)	7,508
Prepaid expenses and other current assets	7,438	16,034
Accounts payable	27,843	3,233
Accrued expenses and other current liabilities	(29,365)	(6,326)
Other non-current assets	(263)	(1,274)
Other non-current liabilities	15	(522)

Net cash provided by (used in) operating activities	18,221	(8,873)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,230)	(6,829)
Restricted cash	4,190	(1,129)
Proceeds from the sale of property, plant and equipment	3,900	12,250
Acquisitions, net of cash acquired	—	(261)

Net cash provided by investing activities	2,860	4,031
CASH FLOW FROM FINANCING ACTIVITIES:
Net proceeds from short-term debt	—	12,781
Proceeds from stock-based compensation arrangements, net	491	1,453
Repurchase of common stock	(479)	—

Net cash provided by financing activities	12	14,234
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,844	976

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,937	10,368
CASH AND CASH EQUIVALENTS, beginning of period	58,151	41,544

CASH AND CASH EQUIVALENTS, end of period	$81,088	$51,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$4,986	$2,688
Income taxes	$17,232	$4,591
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment excluded from cash flows from operating activities and investing activities	$10	$296
Recognition of uncertain income tax positions (see Note 8)	$—	$1,337
Unpaid contingent consideration from a prior acquisition	$—	$5,000

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies, Inc (the “Company”) is a global supplier of end-to-end wireless solutions for wireless communications networks. The Company designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX networks throughout the world.

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

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 28, 2008 (“fiscal 2008”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Newly Adopted Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on the Company’s results of operations and financial condition.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted SFAS No. 159 on December 31, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. The Company adopted SFAS No. 157 on December 31, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial condition.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have a material impact on the consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. 142-3 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) will change how business acquisitions are accounted for and SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on the Company’s consolidated financial statements.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment, (SFAS No. 123R). Under the fair value recognition provision of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. The fair value of options and awards, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

During the three and six months ended June 29, 2008, the Company recognized total compensation expense of $1.3 million and $2.6 million respectively.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of sales	$249	$135	$493	$234
Sales and marketing expenses	103	113	218	244
Research and development expenses	290	156	568	310
General and administrative expenses	682	737	1,335	1,424

Increase to operating loss before income taxes	1,324	1,141	2,614	2,212
Income tax effect using the current period effective tax rate	144	57	229	46

Increase to net loss	$1,180	$1,084	$2,385	$2,166

Increase to net loss per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.02

As of June 29, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $4.4 million, net of estimated forfeitures of $1.8 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the second quarter of fiscal years 2008 and 2007 were $1.48 per share and $2.81 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first six months of fiscal 2008 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Weighted average risk-free interest rate	3.1%	4.9%	2.7%	4.8%
Expected life (in years)	4.3	4.5	4.4	4.4
Expected stock volatility	68%	44%	64%	45%
Dividend yield	None	None	None	None

Note 3. Inventories

Net inventories consist of the following:

	June 29, 2008	December 30, 2007
Parts and components	$41,418	$51,367
Work-in-process	5,663	5,565
Finished goods	44,085	37,378

Total inventories, net	$91,166	$94,310

Inventories are net of an allowance for excess and obsolete inventory of approximately $60.5 million and $47.3 million as of June 29, 2008 and December 30, 2007, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill for the six months ended June 29, 2008 is as follows:

Balance, December 30, 2007	$353,189
Effect of exchange rates	13,194
Swedish tax liability adjustment	(1,332)

Balance, June 29, 2008	$365,051

The net increase in goodwill of approximately $11.9 million in 2008 is due to foreign currency fluctuations, primarily the Swedish Krona.

Note 5. Asset Held for Sale

As part of the 2008 restructuring plan to further consolidate operations and reduce manufacturing and operating expenses, the Company vacated one of its three buildings in Kempele, Finland, and in April 2008, made this building available for sale. The carrying value of the building has been separately presented in the accompanying balance sheet in the caption “Asset held for sale,” and this asset is no longer being depreciated.

As part of the restructuring plan related to the integration of REMEC Inc.’s Wireless Systems Business, in 2006 the Company vacated its building in Barreal de Heredia, Costa Rica and made it available for sale. In April 2008, the Company completed the sale of the building. The cash proceeds were approximately $3.9 million.

Note 6. Other Income (Expense), Net

Other income (expense), net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with the Company’s subordinated convertible notes and fees on its revolving credit agreement. The components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Interest income	$58	$234	$239	$476
Interest expense	(2,430)	(2,545)	(5,389)	(4,474)
Foreign currency gain (loss), net	(2,561)	(139)	(5,810)	1,744
Other income, net	186	293	903	1,049

Total	$(4,747)	$(2,157)	$(10,057)	$(1,205)

Note 7. Restructuring and Impairment Charges

2008 Restructuring Plan

In June 2008, the Company formulated and began to implement a plan to further consolidate operations and reduce manufacturing and operating expenses. As part of this plan, the Company plans to close its Salisbury, Maryland manufacturing facility and transfer most of the production to the Company’s other manufacturing operations. In addition, the Company plans to close its design and development center in Bristol, UK and reduce its manufacturing operations in Finland. These actions are expected to be complete by the end of 2008. Additional charges of approximately $1 million to $3 million are expected in the third and fourth quarters of 2008 for severance and facility charges, recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146). The Company is still evaluating further actions and expects to finalize these plans by the fourth quarter of 2008. In the second quarter of 2008, the Company recorded approximately $0.7 million for severance, none of which has been paid.

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2007 Restructuring Plan for the six months ended June 29, 2008 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	$522	$522
Amounts accrued	60	5	65
Amounts paid/incurred	(60)	(523)	(583)
Effects of exchange rates	—	(4)	(4)

Balance at June 29, 2008	$—	$—	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. All of the existing actions were completed in the second quarter of 2008, including the buyout of the remaining lease. However, the Company expects to incur charges for the remaining lease payments on its Hungary facility later in 2008 and will be recognized in accordance with SFAS No. 146, the amount of which will vary based upon the final cease use date.

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic Wireless acquisition, the Company formulated and began to implement a plan to restructure its global manufacturing operations, including the consolidation of its manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China. The plan includes a reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. In addition, the Company also ceased the production of certain product lines manufactured at these facilities to eliminate duplicative product lines.

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2006 Plan for Consolidation of Operations at June 29, 2008, and December 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$271	$616	$887
Amounts accrued	(16)	999	983
Amounts paid/incurred	(180)	(1,462)	(1,642)
Effects of exchange rates	5	13	18

Balance at June 29, 2008	$80	$166	$246

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146. The Company’s restructuring and integration plans are subject to continued future refinement as additional information becomes available. The Company expects that all of the remaining payments on this plan will be made in the third and fourth quarters of 2008.

Integration of LGP Allgon and REMEC Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC Inc.’s Wireless Systems Business and LGP Allgon’s operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (or “95-3”). The implementation of the restructuring and integration plan is substantially complete.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for fiscal year ended December 30, 2007, and the second quarter ended June 29, 2008 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 30, 2007	$2,143
Amounts accrued	(1)
Amounts paid/incurred, net	100
Effect of exchange rates	14

Balance at June 29, 2008	$2,256

All workforce reduction payments have been made, and the Company expects that the facility closure amounts will be paid out over the remaining lease terms which extend through January 2011.

Restructuring and Impairment Charges

In the first half of 2008, the Company recorded charges of approximately $8.7 million for the impairment of inventory at closed or consolidated facilities that either has been or will be disposed of and is not expected to generate future revenue. Included in these charges is $4.7 million and $3.2 million, respectively, of inventory charges related to the closure of the Company’s facilities in China and Salisbury, Maryland. The Company also incurred charges of $0.6 million for professional fees related to the Company’s restructuring plans. In addition, the Company recorded charges of $1.0 million related to impairment charges and fees associated with the final closure of its legal entities in Costa Rica and Hungary, and incurred certain vendor cancellation charges of $0.6 million related to closed facilities in China. Also in the first half of 2008, the Company incurred severance costs of $0.7 million which related to its restructuring plans. The aggregate of all such charges was $11.6 million of which $10.5 million was included in cost of sales and $1.1 million was included in operating expenses.

In the first half of 2007, the Company recorded charges of approximately $3.8 million for the impairment of inventory that was not expected to generate future revenue due primarily to the consolidation of its facilities in China. The Company recorded a charge of $3.6 million related to the outstanding revenue commitment associated with the Philippines manufacturing facility that the Company sold in 2006, as well as certain other vendor cancellation charges for purchase order commitments on closed facilities. The Company recorded an impairment charge of $7.6 million primarily related to manufacturing equipment located in the Company’s plants to be closed in both China and Costa Rica, and recorded an impairment charge of $1.5 million related to its building in Costa Rica that was held for sale, in order to write it down to the expected selling price. In addition, the Company realized a loss of $1.0 million on the sale of its remaining facility in Sweden in the second quarter of 2007. Also in the first half of 2007, the Company incurred severance costs of $4.0 million and other facility closure charges of $0.7 million, both related to its restructuring plans. The aggregate of such charges was $22.2 million of which $16.7 million was included in cost of sales and $5.6 million was included in operating expenses.

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

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for such valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S., Sweden, Finland and UK jurisdictions as of June 29, 2008, due to uncertainties that such net deferred tax assets will be realized.

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

As of June 29, 2008, the liability for income taxes associated with uncertain tax positions decreased to $3.9 million, including accrued penalties, interest, and foreign currency fluctuations of $0.2 million. Of this amount, $3.9 million, if recognized, would favorably affect the Company’s effective tax rate. The decrease of $9.0 million from first quarter is primarily related to the settlement of a Swedish tax assessment.

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. At June 29, 2008, the Company has concluded all United States federal income tax matters for years through 2005. All material state and local, and foreign income tax matters have been concluded for years through 2005.

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

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint has been removed to federal court. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

The Company believes that the purported shareholder class actions are without merit and intends to defend them vigorously.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the six months ended June 29, 2008 and July 1, 2007 are as follows:

	6 Months Ended
Description	June 29, 2008	July 1, 2007
Warranty reserve beginning balance	$26,975	$40,273
Reductions for warranty costs incurred	(6,271)	(9,914)
Warranty accrual related to current period sales	3,917	6,423
Settlement of previous warranty claims	(2,858)	—
Change in estimate related to previous warranty accruals	(2,360)	(1,341)
Effect of exchange rates	479	39

Warranty reserve ending balance	$19,882	$35,480

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of June 29, 2008 is included below:

Intellectual Property Indemnities

The Company indemnifies certain customers and its contract manufacturers against liability arising from third-party claims of intellectual property rights infringement related to the Company’s products. These indemnities appear in development and supply agreements with the Company’s customers as well as manufacturing service agreements with the Company’s contract manufacturers, are not limited in amount or duration and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that it could incur related to such indemnifications. Historically, any amounts payable pursuant to such intellectual property indemnifications have not had a material effect on the Company’s business, financial condition or results of operations.

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

The Company has also entered into severance agreements and change in control agreements with certain of its executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with the Company.

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in September 2007, November 2004, and July 2003, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

Note 11. Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 36,962,165 and 36,909,791 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended June 29, 2008 as the effect would be anti-dilutive. In addition, potential common shares of 30,880,469 and 30,790,828 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended July 1, 2007.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Basic:
Loss	$(10,224)	$(44,522)	$(24,471)	$(91,652)
Weighted average common shares	131,001	130,332	130,964	130,247
Basic loss per share	$(0.08)	$(0.34)	$(0.19)	$(0.70)
Diluted:
Loss	$(10,224)	$(44,522)	$(24,471)	$(91,652)
Interest expense of convertible debt, net of tax	—	—	—	—

Loss, as adjusted	$(10,224)	$(44,522)	$(24,471)	$(91,652)

Weighted average common shares	131,001	130,332	130,964	130,247
Potential common shares	—	—	—	—

Weighted average common shares, as adjusted	131,001	130,332	130,964	130,247

Diluted loss per share	$(0.08)	$(0.34)	$(0.19)	$(0.70)

Note 12. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the six months ended June 29, 2008 and July 1, 2007, sales to customers that accounted for 10% or more of revenues totaled $219.8 million and $178.7 million, respectively. Sales to Nokia Siemens accounted for approximately 28% and sales to Alcatel-Lucent accounted for approximately 18% of total revenues for the six months ended June 29, 2008. For the six months ended July 1, 2007, sales to Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 36% of revenues, and sales to Alcatel-Lucent accounted for approximately 15% of revenues.

As of June 29, 2008, approximately 44% of total accounts receivable related to two customers that each accounted for 10% or more of the Company’s total revenue during the first six months of 2008. Nokia Siemens and Alcatel-Lucent accounted for approximately 29% and 15%, respectively, of the Company’s total accounts receivable. The inability to collect outstanding receivables from the customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 13. Supplier Concentrations

Certain of the Company’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single-source suppliers as well as finished products from single-source contract manufacturers. The inability to obtain single-source components or finished products in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

Note 14. Segments and Geographic Data

The Company operates in one reportable business segment: “Wireless Communications.” The Company’s revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world.

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, the Company sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouygues, Orange, Sprint, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of the Company’s customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its performance by monitoring its net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

Note 15. Financing Arrangements and Long-Term Debt

On May 15, 2008, the Company and certain of its subsidiaries, amended its Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”) and extended the Facility Termination Date to May 15, 2009. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, the Company and certain subsidiaries can sell on a recourse basis, eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and the Company acts as the servicer for such receivables. Interest on Euro based borrowings is Euribor plus 0.80% and on U.S. Dollar based borrowings it is LIBOR plus 1.50%. At June 29, 2008 the Euribor rate was 3.74% and the LIBOR rate was 2.50%. The Company’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes. At June 29, 2008, there were no balances outstanding under the Receivables Purchase Agreement.

In July 2008, we repaid in full all outstanding 1.25% Convertible Subordinated Notes due July 2008 totaling $13.6 million pursuant to the terms of the indenture governing such notes.

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

During the last eight years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For the first half of 2008, demand once again increased. In the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the potential United States recession forecasted for fiscal 2008 and the rise of inflationary pressures related to rising oil prices, have also had a negative impact on capital spending by wireless network operators, and may have a negative impact going forward. These factors have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During fiscal 2006 and 2007, we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007. For the fourth quarter of fiscal 2007, we recorded an impairment in the value of our goodwill in the amount of $151.7 million. This significantly increased our loss for fiscal year 2007.

We believe that we have maintained our overall market share within the wireless communications infrastructure equipment market during this period of changing demand for wireless communication infrastructure equipment. We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator for our products.

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s Wireless Systems Business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic Wireless Acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007 and 2008, we have focused on finalizing and implementing our plans to integrate this acquisition, consolidate operations and reduce our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last four years, these acquisitions do not provide any guarantee that our revenues will increase. As we continue through 2008, we have a number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure and positioning us to return to profitability.

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

Accruals for Restructuring and Impairment Charges

We recorded $198.2 million, $58.6 million and $1.3 million of restructuring and impairment charges during fiscal years 2007, 2006 and 2005, respectively, which includes an impairment charge of $151.7 million related to the impairment of goodwill. In the first six months of 2008, the Company recorded restructuring and impairment charges of approximately $11.6 million.

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

Newly Adopted Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 07-3 (EITF 07-3), Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our results of operations and financial condition.

In June 2007, the FASB ratified EITF 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on our results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on December 31, 2007. The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements that are already required or permitted by other accounting standards. We adopted SFAS No. 157 on December 31, 2007. The adoption of SFAS No. 157 did not have a material impact on our results of operations and financial condition.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). SFAS No. 141(R) will change how business acquisitions are accounted for and SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for us). The adoption of SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on our consolidated financial statements.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	75.3	82.0	75.9	82.1
Intangible asset amortization	2.6	2.6	2.6	2.8
Restructuring and impairment charges	2.1	3.3	2.2	4.8

Total cost of sales	80.0	87.9	80.7	89.7

Gross profit	20.0	12.1	19.3	10.3
Operating expenses:
Sales and marketing	5.4	7.4	5.5	7.8
Research and development	8.4	12.1	8.6	13.8
General and administrative	6.5	10.1	6.6	10.9
Intangible asset amortization	1.1	1.5	1.1	1.6
Restructuring and impairment charges	0.4	2.7	0.2	1.6

Total operating expenses	21.8	33.8	22.0	35.7

Operating loss	(1.8)	(21.7)	(2.7)	(25.4)
Other income (expense), net	(2.0)	(1.1)	(2.1)	(0.3)

Loss before income taxes	(3.8)	(22.8)	(4.8)	(25.7)
Income tax provision	0.4	1.2	0.4	0.5

Net loss	(4.2)%	(24.0)%	(5.2)%	(26.2)%

Three Months ended June 29, 2008 and July 1, 2007

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world.

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (dollars in thousands)
Customer Group	June 29, 2008		July 1, 2007
Wireless network operators and other	$107,680	44%	$40,473	22%
Original equipment manufacturers	137,962	56%	145,160	78%

Total	$245,642	100%	$185,633	100%

Sales increased by 32% to $245.6 million for the three months ended June 29, 2008, from $185.6 million, for the three months ended July 1, 2007. This increase was due to several factors, which included increased demand from our direct operator customers, which increased by approximately 166% for the three months ended June 29, 2008 compared to the three months ended July 1, 2007. The increase was primarily due to increased demand for wireless infrastructure equipment compared to the second quarter of 2007. We believe that this increased demand is being driven by operators’ increased focus on selling data services, and their customers’ increasing use of high speed data networks. This usage has in turn increased demand for the types of equipment that we sell. In addition, demand in the second quarter of 2007 was significantly reduced due to lower demand from our direct network operator customers.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	June 29, 2008		July 1, 2007
Antenna systems	$68,558	28%	$38,801	21%
Base station systems	148,802	61%	134,120	72%
Coverage systems	28,282	11%	12,712	7%

Total	$245,642	100%	$185,633	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna systems, base station systems and coverage systems product groups is due to the impact of increased demand from our direct network operator customers during the three months ended June 29, 2008 as compared to the three months ended July 1, 2007.

We track the geographic location of our sales based upon the location of our customers to which we ship our products. Since many of our original equipment manufacturer customers purchase products from us at central purchasing locations throughout the world and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of many of our products.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (dollars in thousands)
Geographic Area	June 29, 2008		July 1, 2007
Americas	$83,084	34%	$54,320	29%
Asia Pacific	72,841	30%	50,285	27%
Europe	80,610	33%	76,746	41%
Other international	9,107	3%	4,282	3%

Total net sales	$245,642	100%	$185,633	100%

Revenues increased in all regions in the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. The increase in revenues in the Asia Pacific region was largely attributed to growth in India, China and South Korea. The increase in the Americas revenues was due to growth in the operator direct channel. The increase in European revenues was also due primarily to higher demand from direct operator customers during the second quarter of 2008. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. dollar. During the last year, the value of the U.S. dollar has fallen against most other currencies. Due to the increase in value of foreign currencies compared to the U.S. dollar, the value of non-U.S. dollar sales, as expressed in U.S. dollars, has increased this year. We have calculated that when comparing exchange rates in effect for the second quarter of 2007 to those in effect for the second quarter of 2008, approximately 7.6% of our second quarter 2008 revenue could be attributable to the increase in the value of foreign currencies as compared to the U.S. dollar.

For the quarter ended June 29, 2008, total sales to Nokia Siemens accounted for approximately 28% of sales, sales to Alcatel-Lucent accounted for approximately 16% of sales for the quarter and sales to AT&T accounted for approximately 10% of sales for the quarter. For the quarter ended July 1, 2007, total sales to Nokia and Siemens accounted for approximately 38% of sales and sales to Alcatel-Lucent accounted for approximately 17% or more of sales for the quarter. As a note, Nokia and Siemens completed their joint venture arrangement in April 2007. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	June 29, 2008		July 1, 2007
Net sales	$245,642	100.0%	$185,633	100.0%
Cost of sales:
Cost of goods	185,090	75.3%	152,201	82.0%
Intangible amortization	6,255	2.6%	4,921	2.6%
Restructuring and impairment charges	5,163	2.1%	6,138	3.3%

Total cost of sales	196,508	80.0%	163,260	87.9%

Gross profit	$49,134	20.0%	$22,373	12.1%

Our total gross profit increased during the second quarter of fiscal 2008, compared to the second quarter of fiscal 2007, primarily as a result of our increased revenues. Our increased revenues allowed us to absorb more of our manufacturing cost overheads and fixed costs, which in turn improves our gross margins. As a percentage of revenue, our gross profit increased during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 due to this improved absorption. While intangible amortization costs increased in the second quarter of 2008 on an absolute basis, restructuring and impairment costs were lower in the period when compared to the second quarter of 2007. The increased intangible amortization costs are due to the reassessment of useful lives of our intangible assets (see “Note 6. Intangible Assets” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007). We incurred approximately $5.2 million of restructuring and impairment charges during the second quarter of fiscal 2008, primarily related to the planned closure of our manufacturing facility in Salisbury, Maryland and related impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue. In addition, we also incurred some additional impairments related to consolidations or closing of our facilities in China, Costa Rica, Hungary and Finland. Our cost of goods sold was also increased by a $0.3 million bonus accrual for the quarter ended June 29, 2008.

In addition, for the second quarter of 2008, our cost of goods includes a credit of approximately $1.6 million related to our sale of inventory to several customers during the quarter which was previously determined to be excess and obsolete to our ongoing requirements. This had a positive impact of approximately 0.7% on our gross profit margin that we do not expect to repeat going forward.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision to close several of our manufacturing operations as part of our plan to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…” and “Our reliance on contract manufacturers exposes us to risks…” under Part II, Item 1A. “Risk Factors.”

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	June 29, 2008		July 1, 2007
Sales and marketing	$13,217	5.4%	$13,665	7.4%
Research and development	20,789	8.4%	22,440	12.1%
General and administrative	15,973	6.5%	18,707	10.1%
Intangible amortization	2,660	1.1%	2,737	1.5%
Restructuring and impairment charges	966	0.4%	5,068	2.7%

Total operating expenses	$53,605	21.8%	$62,617	33.8%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.4 million, or 3%, during the quarter ended June 29, 2008 as compared to the quarter ended July 1, 2007. In addition, sales and marketing expenses include an employee bonus accrual of $0.1 million for the second quarter of 2008. No bonus was accrued during 2007.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $1.7 million, or 7%, during the quarter ended June 29, 2008 as compared to the quarter ended July 1, 2007 due to reductions in design centers. In addition, research and development expenses include an employee bonus accrual of $0.7 million for the second quarter of 2008. No bonus was accrued during 2007. During 2007, we initiated restructuring activities which reduced research and development personnel in various locations, which contributed to reduced expenses during the second quarter of 2008. (See Note 7 of the Notes to Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $2.7 million, or 15%, during the quarter ended June 29, 2008 as compared to the quarter ended July 1, 2007. This decrease was due to several factors, including lower accounting and audit fees, lower facilities costs due to site closures over the last year, and reduced salaries due to headcount reductions over the last year from our restructuring activities. In addition, general and administrative expenses include an employee bonus accrual of $0.7 million for the second quarter of 2008. No bonus was accrued during 2007.

Amortization of customer-related intangibles from our acquisitions, amounted to $2.7 million for the second quarter of fiscal 2008, compared to $2.7 million for the second quarter of fiscal 2007. The slight decrease was due to an intangible asset that was amortized through the first half of 2007 resulting from our Filtronic acquisition, for which there was no such amortization in the second quarter of 2008.

We also recorded a restructuring charge of $1.0 million in the second quarter of fiscal 2008 for severance and facility closure costs compared to a charge of $5.1 million in the second quarter of fiscal 2007, which was related to severance and facility closure costs.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (dollars in thousands)
	June 29, 2008		July 1, 2007
Interest income	$58	0.0%	$234	0.2%
Interest expense	(2,430)	(1.0)%	(2,545)	(1.4)%
Foreign currency loss, net	(2,561)	(1.1)%	(139)	(0.1)%
Other income, net	186	0.1%	293	0.2%

Other income (expense), net	$(4,747)	(2.0)%	$(2,157)	(1.1)%

Interest income decreased by $0.2 million during the second quarter ended June 29, 2008 despite having a higher cash balance compared to the second quarter ended July 1, 2007, primarily due to the significantly reduced short-term interest rates. Also contributing to higher other expense was a net foreign exchange loss of approximately $2.6 million, which was largely due to the significant changes in the value of the U.S. dollar versus several currencies, including the Indian, Chinese and Hungarian currencies.

Income Tax Provision

Our effective tax rate for the three months ended June 29, 2008 was an expense of approximately 10.9% of our pre-tax losses of $9.2 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three months ended June 29, 2008, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions, primarily China.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (dollars in thousands)
	June 29, 2008	July 1, 2007
Operating loss	$(4,471)	$(40,244)
Other expense, net	(4,747)	(2,157)

Loss before income taxes	(9,218)	(42,401)
Income tax provision	1,006	2,121

Net loss	$(10,224)	$(44,522)

Our net loss for the quarter ended June 29, 2008 was $10.2 million compared to our net loss of $44.5 million for the quarter ended July 1, 2007. The reduction in our net loss during the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007 is primarily the result of increased revenues, better absorption of manufacturing overhead costs and reduced operating expenses.

Six Months ended June 29, 2008 and July 1, 2007

Net Sales

Sales increased by 35% to $471.9 million for the six months ended June 29, 2008, from $349.3 million, for the six months ended July 1, 2007. This increase was due to several factors, which included higher demand from both our direct operator customers, which increased by approximately $97.3 million or 117% for the six months ended June 29, 2008 compared with the six months ended July 1, 2007, and increased demand from our original equipment manufacturer customers, which increased by approximately $25.4 million or 10% for the six months ended June 29, 2008 compared to the six months ended July 1, 2007.

The following table presents a further analysis of our sales based upon our various customer groups:

	Six Months Ended (dollars in thousands)
Customer Group	June 29, 2008		July 1, 2007
Wireless network operators and other	$180,780	38%	$83,483	24%
Original equipment manufacturers	291,163	62%	265,790	76%

Total	$471,943	100%	$349,273	100%

The following table presents a further analysis of our sales based upon our various product groups:

	Six Months Ended (dollars in thousands)
Wireless Communications Product Group	June 29, 2008		July 1, 2007
Antenna systems	$120,437	25%	$71,057	20%
Base station systems	301,300	64%	253,029	73%
Coverage systems	50,206	11%	25,187	7%

Total	$471,943	100%	$349,273	100%

The increase in antenna systems, base station systems and coverage systems product groups is due to the impact of higher demand from both our original equipment manufacturer customers and our direct network operator customers during the six months ended June 29, 2008 as compared to the six months ended July 1, 2007.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (dollars in thousands)
Geographic Area	June 29, 2008		July 1, 2007
Americas	$169,165	36%	$102,401	29%
Asia Pacific	135,596	29%	88,505	25%
Europe	151,123	32%	153,055	44%
Other international	16,059	3%	5,312	2%

Total net sales	$471,943	100%	$349,273	100%

Revenues in the Americas increased in the first six months of fiscal 2008 as compared to the first six months of fiscal 2007, primarily as a result of increased demand by both direct network operator and original equipment manufacturer customers. The increase in revenues in the Asia Pacific region is largely attributable to an increase in original equipment manufacturers taking delivery of products in Asia for the Asian market, and increased demand in parts of the region including China, India and South Korea. The reduction in European revenues relates primarily to the shift in original equipment manufacturer deliveries to Asia mentioned above.

A large portion of our revenues are generated in currencies other than the U.S. dollar. During the last year, the value of the U.S. dollar has fallen against most other currencies. Due to the increase in value of foreign currencies compared to the U.S. dollar, the value of non-U.S. dollar sales, as expressed in U.S. dollars, has increased this year. We have calculated that when comparing exchange rates in effect for the six months ended July 1, 2007 to those in effect for the six months ended June 29, 2008, approximately 6.7% of our 2008 revenue thus far could be attributable to the increase in the value of foreign currencies as compared to the U.S. dollar.

For the six months ended June 29, 2008, total sales to Nokia Siemens accounted for approximately 28% of sales and sales to Alcatel-Lucent accounted for approximately 18% of sales for the period. For the six months ended July 1, 2007, total sales to Nokia Siemens accounted for approximately 36% of sales and sales to Alcatel-Lucent accounted for approximately 15% of sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (dollars in thousands)
	June 29, 2008		July 1, 2007
Net sales	$471,943	100.0%	$349,273	100.0%
Cost of sales:
Cost of sales	357,853	75.9%	286,806	82.1%
Intangible amortization	12,364	2.6%	9,807	2.8%
Restructuring and impairment charges	10,535	2.2%	16,659	4.8%

Total cost of sales	380,752	80.7%	313,272	89.7%

Gross profit	$91,191	19.3%	$36,001	10.3%

Our total gross profit increased during the first six months of fiscal 2008 compared to the first six months of fiscal 2007 primarily as a result of our increased revenues and improved manufacturing overhead cost absorption. The completion of the Filtronic Wireless Acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which were not being absorbed by our lower revenues during the first six months of 2007. Also contributing to the increase in our gross margins for the first six months of fiscal 2008 was a significant increase in direct network operator sales, which typically have carried higher margins than our original equipment manufacturer based sales. The increased intangible amortization costs are due a reclassification of our intangible useful lives. We incurred approximately $10.5 million of restructuring and impairment charges during the first six months of fiscal 2008 related to restructuring plans implemented primarily in conjunction with our China and Salisbury manufacturing consolidation. For the first six months of 2007, we incurred the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructure activities (see Note 7 of the Notes to Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (dollars in thousands)
Operating Expenses	June 29, 2008		July 1, 2007
Sales and marketing	$25,763	5.5%	$27,262	7.8%
Research and development	40,460	8.6%	48,068	13.8%
General and administrative	31,070	6.6%	38,016	10.9%
Intangible amortization	5,257	1.1%	5,657	1.6%
Restructuring and impairment charges	1,080	0.2%	5,559	1.6%

Total operating expenses	$103,630	22.0%	$124,562	35.7%

Sales and marketing expenses decreased by $1.5 million, or 6%, during the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. The decrease resulted primarily from decreased payroll associated with headcount reductions over the last year, as well as decreased travel expenses, customer demonstration units and selling expenses.

Research and development expenses decreased by $7.6 million, or 16%, during the six months ended June 29, 2008 as compared to the six months ended July 1, 2007 primarily due to decreased payroll from facility closures and associated headcount reductions, and decreased development activities.

General and administrative expenses decreased $6.9 million, or 18%, during the six months ended June 29, 2008 as compared to the six months ended July 1, 2007. This decrease was due to decreased payroll associated with lower headcounts associated with various facility closures, and lower travel expenses and lower accounting and audit fees.

Amortization of customer-related intangibles from our acquisitions, amounted to $5.3 million for the first six months of fiscal 2008, compared to $5.7 million for the first six months of fiscal 2007. The decrease was due to the writeoff of certain intangibles in 2007. We also recorded restructuring and impairment charges of $1.1 million in the first six months of fiscal 2008 for severance and facility closure costs related to our 2007 Restructuring Plan and the 2006 Plan for Consolidation of Operations, compared to $5.6 million for the first six months of fiscal 2007 (see Note 7 of the Notes to Consolidated Financial Statements, “Restructuring and Impairment Charges.”).

Other Income (Expense), net

The following table presents an analysis of other expense, net:

	Six Months Ended (dollars in thousands)
	June 29, 2008		July 1, 2007
Interest income	$239	0.1%	$476	0.1%
Interest expense	(5,389)	(1.2)%	(4,474)	(1.3)%
Foreign currency gain (loss), net	(5,810)	(1.2)%	1,744	0.6%
Other income, net	903	0.2%	1,049	0.3%

Other income (expense), net	$(10,057)	(2.1)%	$(1,205)	(0.3)%

Interest income decreased by $0.2 million during the six months ended June 29, 2008 despite having a higher cash balance compared to the six months ended July 1, 2007, primarily due to the significantly reduced short-term interest rates. Interest expense increased due to higher subordinated debt balances, due to the issuance of $150 million 3.875% subordinated convertible notes in September 2007. This was somewhat offset by the repurchase of approximately $117 million of 1.25% subordinated convertible notes during the fourth quarter of 2007. Other expense was increased further by a net foreign currency loss of $5.8 million during the six months ended June 29, 2008 primarily due to the weakness of the U.S. dollar, particularly in comparison to the Euro, Swedish Krona and Chinese RMB.

Income Tax Provision

Our effective tax rate for the six months ended June 29, 2008 was an expense of approximately 8.8% of our pre-tax losses of $22.5 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the six months ended July 1, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, during the first half of 2007, income tax expense was impacted by a required income tax payment of approximately $1.6 million related to the sale of the our building in the Philippines, as well as a charge of $0.4 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 tax year.

Net Loss

The following table presents a reconciliation of operating loss to net loss

	Six Months Ended (in thousands)
	June 29, 2008	July 1, 2007
Operating loss	$(12,439)	$(88,561)
Other expense, net	(10,057)	(1,205)

Loss before income taxes	(22,496)	(89,766)
Income tax provision	1,975	1,886

Net loss	$(24,471)	$(91,652)

Our net loss for the six months ended June 29, 2008 was $24.5 million compared to a loss of $91.7 million for the six months ended July 1, 2007. The reduction in our net loss during the first six months of fiscal 2008 as compared to the first six months of fiscal 2007 is primarily the result of higher revenues, better absorption of our manufacturing overhead costs and reduced operating expenses.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility. As of June 29, 2008, we had working capital of $208.1 million, including $81.1 million in unrestricted cash and cash equivalents as compared to working capital of $199.1 million at July 1, 2007, which included $51.9 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended June 29, 2008 and July 1, 2007:

	Six Months Ended
	June 29, 2008	July 1, 2007
Net cash provided by (used in):
Operating activities	$18,221	$(8,873)
Investing activities	2,860	4,031
Financing activities	12	14,234
Effect of foreign currency translation on cash and cash equivalents	1,844	976

Net increase in cash and cash equivalents	$22,937	$10,368

Net cash provided by operations during the six months ended June 29, 2008 was $18.2 million as compared to a net cash usage of $8.9 million during the six months ended July 1, 2007. The increase in cash provided by operations during the first six months of fiscal 2008 is primarily due to a lower operating loss and when compared to the first six months of 2007.

Net cash provided by investing activities during the first six months of fiscal 2008 was $2.9 million as compared to $4.0 million during the first six months of fiscal 2007. The $2.9 million in net cash provided by investing activities during the six months ended June 29, 2008 represents a reduction in our restricted cash of $4.2 million and proceeds from the sale of our Costa Rica building, offset by capital expenditures of $5.2 million. Total capital expenditures during the six months ended June 29, 2008 and July 1, 2007 were approximately $5.2 million and $6.8 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $6 million and $8 million, consisting of test and production equipment, as well as computer hardware and software.

Net cash provided by financing activities during the first six months of 2008 included proceeds related to the employee stock purchase plan of $0.5 million offset by $0.5 million of stock purchases related to vesting of restricted stock awards. Net cash provided by financing activities for the first six months of 2007 of $14.2 million was primarily related to short-term borrowings on our Revolving Trade Receivable Purchase Agreement of $12.8 million.

In July 2008, we repaid the remaining principal and accrued interest of $13.7 million on our 1.25% Convertible Subordinated Notes due July 2008 and also paid $4.1 million as deferred consideration relating to a prior acquisition. Despite these one time expenditures, we currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our receivables facility will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our credit facility with Deutsche Bank AG, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We had a total of $350 million of long-term convertible subordinate notes and $13.6 million of short-term convertible subordinate notes outstanding at June 29, 2008. The short-term notes were repaid on July 15, 2008. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all. If our financial performance is poor, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes, our ability to maintain operations may be impacted.

Financing Activities

On May 15, 2008, we amended our Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”) and extended the Facility Termination Date to May 15, 2009. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. The receivables sales facility is subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. At June 29, 2008, there were no balances outstanding under the Receivables Purchase Agreement. Proceeds from the Revolving Trade Receivables Purchase Facility would be available for working capital and for other general corporate purposes.

In July 2008, we repaid in full all outstanding 1.25% Convertible Subordinated Notes due July 2008 totaling $13.7 million, including accrued interest, pursuant to the terms of the indenture governing such notes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Form 10-K for the year ended December 30, 2007, in part II, Item 7 under the heading “Contractual Obligations and Commercial Commitments.” As of June 29, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the six months ended June 29, 2008, we granted options to purchase a total of 280,000 shares of Common Stock and we granted 375,000 shares of restricted stock to employees. After deducting 1,159,805 shares for options forfeited, the result was net option forfeitures of 504,805. Net option forfeitures during the year represented 0.4% of our total outstanding common shares of 131,385,524 as of June 29, 2008. The following table summarizes the net stock option grants and restricted stock awards to our employees, directors and executive officers during the two most recent fiscal periods:

	Six Months Ended June 29, 2008	Year Ended December 30, 2007
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.4%	0.6%
Grants to executive officers during the period as a % of total options and awards granted during the period	57.3%	29.3%
Grants to executive officers during the period as a % of total outstanding common shares	0.3%	0.5%
Cumulative options held by executive officers as a % of total options outstanding	35.5%	32.6%

At June 29, 2008, a total of 6,922,940 options were available for grant under all of our option plans and a total of 21,975 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the six months ended June 29, 2008:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 30, 2007	7,032,990	$2.29-$67.08	$9.01	3,982,676	$10.64
Granted	280,000	$2.20-$4.15	$2.94
Exercised	(2,709)	$3.82	$3.82
Cancelled	(1,159,805)	$2.73-$66.00	$7.84

Balance at June 29, 2008	6,150,476	$2.20-$67.08	$8.96	3,385,442	$10.97

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of June 29, 2008. For purposes of this table, in-the-money stock options are those options with an exercise price less than $4.05 per share, the closing price of Powerwave Common Stock on June 27, 2008, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $4.05 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	113,700	$3.38	265,000	$3.05	378,700
Out-of-the-Money	3,271,742	11.24	2,500,034	6.85	5,771,776

Total Options Outstanding	3,385,442	$10.97	2,765,034	$6.49	6,150,476

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the six months ended June 29, 2008, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of June 29, 2008. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 29, 2008		Value of Unexercised In-the-Money Options at June 29, 2008(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Buschur	—	$ —	983,333	116,667	$ —	$ —
Kevin T. Michaels	—	$ —	448,333	191,667	$ —	$ —
J. Marvin Magee	—	$ —	54,166	205,834	$ —	$ —
Khurram P. Sheikh	—	$ —	—	185,000	$ —	$ —

(1)	In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $4.05; the Company’s closing Common Stock price reported by Nasdaq on June 27, 2008, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of June 29, 2008, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Equity Compensation Plans Approved by Shareholders	6,150,476	$8.96	6,547,940
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	6,150,476	$8.96	6,547,940

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 375,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At June 29, 2008, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 67% of our net sales during the six months ended June 29, 2008, 73% of our fiscal 2007 net sales, 72% of our fiscal 2006 net sales and 62% of our fiscal 2005 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. dollars and the value of the dollar falls, we may suffer a loss due to the lower value of the dollar. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations. For the first six months of 2008, due to the reduced value of the U.S. dollar, we recorded a foreign exchange translation loss of $5.8 million. There can be no assurance that we will not incur additional foreign exchange translation losses in the future if the dollar continues to weaken.

While we monitor our foreign currency exposures, we do not currently maintain an active foreign currency hedging program. We may decide in the future to implement an active hedging program utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at June 29, 2008, a 10% change in the Euro and the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of June 29, 2008, we had cash equivalents of approximately $84.3 million in both interest and non-interest bearing accounts, including restricted cash. We also had $13.6 million of convertible subordinated notes due July 2008 at a fixed annual interest rate of 1.25%, $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875%, and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. Short-term investment rates decreased significantly during the second half of 2007 and the first quarter of 2008 as the U.S. Federal Reserve attempted to soften the impacts of the economic slowdown and subprime mortgage issues. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at June 29, 2008, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition. The world economy has experienced significant increases in the price of oil and energy during 2008. Such increases have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs have negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. Further increases in energy prices may negatively impact our results of operations.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first six months of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint has been removed to federal court. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

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

We sell most of our products to a small number of customers, and we expect this will continue. For the six months ended June 29, 2008, sales to Nokia Siemens accounted for approximately 28% of net sales and sales to Alcatel-Lucent accounted for approximately 18% of our net sales. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 35% of our revenues in 2007. Alcatel-Lucent accounted for approximately 16% of our net revenues in fiscal 2007. During fiscal years 2006 and 2007, our direct sales to AT&T significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal 2006 and 2007. During part of fiscal years 2006 and 2007, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss and reduced financial performance for both fiscal 2006 and 2007. Nokia Siemens is our largest customer and any decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, AT&T, and network operator customers and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

We may experience unanticipated production disruptions as we close our Maryland manufacturing facility and move production to other company locations.

In June 2008, we announced our plans to close our Salisbury, Maryland manufacturing facility and transfer production to other company locations. We anticipate that the Maryland facility will be closed near the end of the third quarter. We are currently in the process of transferring production to the Company’s manufacturing facility in China and some production will also transfer to Santa Ana, California. The transfer of production involves the shipping of test equipment, the establishment of new production lines and securing raw materials and staffing for production in the new location. There are numerous risks involved in transferring production to another location and any unforeseen delay may result in a disruption of operations or missed orders, which could have a material adverse affect on our results of operations. Some of the risks in transferring production include:

•	unanticipated delays in shipping test equipment that is required for production in the new location;

•	damages to test equipment in shipping that might result in production start up delays in the new location;

•	delays due to customs and import regulations when shipping equipment to China; and

•	unanticipated problems in staffing the additional production requirements in China and hiring skilled technicians to staff production lines in the Company’s Santa Ana, California location.

We may need additional capital in the future and such additional financing may not be available at favorable terms.

At June 29, 2008, we had approximately $84.3 million of cash, with $3.2 million of it restricted. In July 2008, we repaid the remaining principal and accrued interest of $13.7 million on our convertible debt that was due July 2008 and also paid $4.1 million as deferred consideration relating to a prior acquisition. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our revolving trade receivables purchase agreement or other sources of cash. While the revolving trade receivables purchase agreement gives us additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $350.0 million of outstanding convertible debt that we issued in 2004 and 2007. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon the credit markets, which have recently come under pressure due to credit concerns arising from the subprime mortgage lending market. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, take advantage of such opportunities, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

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

We may need to undertake restructuring actions in the future.

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with cost cutting measures and measures to improve the efficiency of our operations. As a result of business conditions, we may need to initiate restructuring actions that could result in restructuring charges which could be material.

The potential for increased commodity and energy costs may adversely affect our results of operations.

The world economy has experienced significant increases in the price of oil and energy during 2008. Such increases have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs have negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices may negatively impact our results of operations.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrates the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal years 2006 and 2007, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, beginning in the fourth quarter of 2006, when we acquired the wireless infrastructure division of Filtronic, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic Wireless businesses. As a result of this reduction and general slowness in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $249.4 million in the fourth quarter of 2005. This slowdown continued in the first six months of 2007, when our revenues declined from the fourth quarter of 2006. Our revenues also declined when compared to the first six months of 2006, even though the first six months of 2007 included the Filtronic Wireless Acquisition. These types of reductions in overall market demand have had a negative impact on our business and results of operations.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. In addition, the consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens is concentrating their purchasing power at the surviving entities, which is placing further pricing pressures on the products we sell to such customers. We may be forced to further reduce our prices to such customers, which would have a negative impact on our business and results of operations. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The average sales price for our products declined by between 0% to 16% from fiscal 2006 to fiscal 2007 and we expect that this will continue going forward. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

As part of the Filtronic Wireless Acquisition, we are purchasing certain components from Filtronic plc for use in certain products included in the acquisition. These components, currently purchased from the Filtronic plc subsidiary, Filtronic Compound Semiconductors Limited, are utilized in the manufacture of certain filter products. Filtronic Compound Semiconductors Limited was acquired by RF Micro Devices Inc. in February of 2008. If we are unable to obtain such components in the future, we would have to redesign certain products and find an alternative source of supply, which would increase our costs and have a negative impact on our business and results of operations. We may also be subject to penalties if we cannot find a timely replacement and are unable to meet customer delivery requirements.

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

In September 2006, Thailand experienced a military coup which overturned the existing government. To date, this has not had a long-term impact on our operations in Thailand. If there were to be future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our operations and financial results.

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

For the six months ended June 29, 2008, and fiscal years 2007, 2006, and 2005, international revenues (excluding North American sales) accounted for approximately 67%, 73%, 72%, and 62% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

We may need to recognize an additional impairment to our goodwill

For the fourth quarter of fiscal 2007, we recognized an impairment of our goodwill in the amount of $151.7 million caused by the decrease in the market value of our common stock, which significantly reduced our market value. If our revenues do not grow or reach anticipated levels or if our Common Stock continues to trade at current low levels, it is possible that in the near future an additional indicator of impairment of our goodwill may exist and we may need to recognize another impairment in our goodwill. A large portion of our value is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. At June 29, 2008, goodwill totaled $365.1 million, which equates to approximately 94% of our total equity. Such an impairment could result in a significant loss for the period in which such impairment occurs.

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 37.0 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended June 29, 2008.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
March 31 – May 4	—		—	—	—
May 5 – June 1	7,607	(1)	$4.00	—	—
June 2 – June 29	7,150	(2)	$4.43	—	—

(1)	On May 14, 2008, 7,607 shares of common stock were surrendered to cover a tax withholding obligation with respect to the vesting of 20,000 shares under a May 2007 restricted stock grant.

(2)	On June 19, 2008, Ronald Buschur, the Company’s President and Chief Executive Officer, surrendered 7,150 shares of common stock to cover his tax withholding obligation with respect to the vesting of 20,000 shares under a December 2005 restricted stock grant.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.61.1	Amendment Agreement, dated May 15, 2008, to the Revolving Trade Receivables Purchase Agreement, between Powerwave Technologies, Inc., Powerwave Comtek, Inc., Powerwave Technologies Sweden AB and several banks and other financial institutions named therein as purchasers and Deutsche Bank AG, New York Branch, as Administrative Agent.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer