Form 10-Q
period 2008-09-28
POWERWAVE TECHNOLOGIES INC
filed 2008-11-06
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-21507

POWERWAVE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2723423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 E. St. Andrew Place, Santa Ana, CA 92705

(Address of principal executive offices, zip code)

(714) 466-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $.0001 Nasdaq Global Select

Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of October 31, 2008, the registrant had 131,640,924 shares of common stock outstanding.

POWERWAVE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2008

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$57,671	$58,151
Restricted cash	3,634	7,366
Accounts receivable, net of allowance for sales returns and doubtful accounts of $10,654 and $11,897, respectively	256,774	237,657
Inventories	88,772	94,310
Prepaid expenses and other current assets	28,149	36,654
Deferred income taxes	2,831	2,831

Total current assets	437,831	436,969
Property, plant and equipment, net	102,514	113,027
Intangible assets, net	39,993	64,092
Asset held for sale	3,806	3,900
Goodwill	346,215	353,189
Other assets	7,984	9,917

TOTAL ASSETS	$938,343	$981,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$166,598	$128,088
Accrued payroll and related expenses	14,923	14,635
Accrued income taxes	5,453	26,211
Accrued restructuring costs	5,365	3,552
Accrued expenses and other current liabilities	40,258	58,706
Current portion of long-term debt	—	13,617

Total current liabilities	232,597	244,809
Long-term debt	350,000	350,000
Other liabilities	1,875	3,801

Total liabilities	584,472	598,610
Commitments and contingencies
Shareholders’ equity
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,640,924 and 131,016,557 shares issued and outstanding, respectively	764,174	759,888
Accumulated other comprehensive income	61,833	68,460
Accumulated deficit	(472,136)	(445,864)

Total shareholders’ equity	353,871	382,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$938,343	$981,094

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	$237,960	$200,673	$709,903	$549,946
Cost of sales:
Cost of goods	179,633	160,499	537,486	447,306
Intangible asset amortization	4,094	4,910	16,459	14,716
Restructuring and impairment charges	3,368	7,998	13,903	24,656

Total cost of sales	187,095	173,407	567,848	486,678

Gross profit	50,865	27,266	142,055	63,268
Operating expenses:
Sales and marketing	10,301	13,090	36,064	40,351
Research and development	18,447	17,896	58,907	65,965
General and administrative	17,992	18,282	49,062	56,298
Intangible asset amortization	2,589	2,656	7,846	8,313
Restructuring and impairment charges	2,755	224	3,834	5,783

Total operating expenses	52,084	52,148	155,713	176,710

Operating loss	(1,219)	(24,882)	(13,658)	(113,442)
Other income (expense), net	(42)	(2,279)	(10,099)	(3,484)

Loss before income taxes	(1,261)	(27,161)	(23,757)	(116,926)
Income tax provision	540	1,457	2,515	3,344

Net loss	$(1,801)	$(28,618)	$(26,272)	$(120,270)

Loss per share, basic and diluted	$(0.01)	$(0.22)	$(0.20)	$(0.92)

Shares used in the computation of loss per share:
Basic and diluted	131,142	130,541	131,023	130,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(1,801)	$(28,618)	$(26,272)	$(120,270)
Other comprehensive income:
Foreign currency translation adjustments	(34,542)	21,428	(6,627)	26,050

Comprehensive loss	$(36,343)	$(7,190)	$(32,899)	$(94,220)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,272)	$(120,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	41,414	42,564
Non-cash restructuring and impairment charges	17,737	30,439
Provision for sales returns and doubtful accounts	1,457	3,075
Provision for excess and obsolete inventories	3,237	6,989
Compensation costs related to stock-based awards	3,722	3,601
Gain on disposal of property, plant and equipment	(588)	(241)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20,122)	4,357
Inventories	(5,133)	19,722
Prepaid expenses and other current assets	8,314	19,158
Accounts payable	32,253	9,208
Accrued expenses and other current liabilities	(39,220)	(27,314)
Other non-current assets	764	(1,722)
Other non-current liabilities	148	(825)

Net cash provided by (used in) operating activities	17,711	(11,259)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,501)	(9,709)
Restricted cash	3,732	(968)
Proceeds from the sale of property, plant and equipment	4,305	13,100
Acquisitions, net of cash acquired	(4,105)	6,783

Net cash (used in) provided by investing activities	(3,569)	9,206
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	150,000
Retirement of short-term obligations	(13,630)	—
Debt issuance costs	—	(4,592)
Proceeds from stock-based compensation arrangements	1,086	3,492
Repurchase of common stock	(521)	(129)

Net cash (used in) provided by financing activities	(13,065)	148,771
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,557)	2,168

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(480)	148,886
CASH AND CASH EQUIVALENTS, beginning of period	58,151	41,544

CASH AND CASH EQUIVALENTS, end of period	$57,671	$190,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$5,417	$3,500
Income taxes	$18,633	$6,116
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment excluded from cash flows from operating activities and investing activities	$1,926	$349
Recognition of uncertain income tax positions (see Note 8)	$—	$1,337
Unpaid contingent consideration from a prior acquisition	$—	$4,105

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited, but reflects all normal adjustments and accruals, which are, in the opinion of management, considered necessary to provide a fair presentation for the interim periods presented. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

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

Derivatives

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not engage in currency speculation; however, the Company uses forward exchange contracts to mitigate the risks associated with certain foreign currency transactions entered into in the ordinary course of business, primarily foreign currency denominated receivables and payables. Such contracts do not qualify for hedge accounting and, accordingly, changes in fair values are reported in the statements of operations. The forward exchange contracts generally require the Company to exchange U.S. dollars for foreign currencies at maturity, at rates agreed to at the inception of the contracts. If the counterparties to the exchange contracts (AA rated banks) do not fulfill their obligations to deliver the contracted currencies, the Company could be at risk for any currency-related fluctuations. Transaction gains and losses are included in Interest and Other Income (Expense), net in the accompanying consolidated statements of operations.

There were no forward foreign exchange contracts outstanding as of September 28, 2008 or December 30, 2007. The Company entered its first forward exchange contract in October 2008.

Newly Adopted Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. 157-3 is effective immediately and applies to the September 28, 2008 financial statements. The adoption did not have a material impact on the consolidated financial statements.

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

New Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP No. 142-3 to have a material impact on its consolidated financial statements.

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

During the three and nine months ended September 28, 2008, the Company recognized total compensation expense of $1.1 million and $3.7 million respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of sales	$260	$238	$753	$472
Sales and marketing expenses	99	140	317	384
Research and development expenses	286	196	854	506
General and administrative expenses	462	815	1,797	2,239

Increase to operating loss before income taxes	1,107	1,389	3,721	3,601
Income tax effect using the current year effective tax rate	117	40	394	103

Increase (decrease) to net loss	$990	$1,349	$3,327	$3,498

Increase (decrease) to net loss per share:
Basic and diluted	$0.01	$0.01	$0.03	$0.03

As of September 28, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $5.6 million (net of estimated forfeitures of $2.0 million) which is expected to be recognized over a weighted-average period of 1.6 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the third quarter of fiscal years 2008 and 2007 were $2.25 per share and $2.70 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first three and nine months of fiscal 2008 and 2007 were estimated on the date of grant using the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Weighted average risk-free interest rate	2.8%	4.1%	2.8%	4.3%
Expected life (in years)	4.6	4.5	4.6	4.5
Expected stock volatility	53%	43%	55%	44%
Dividend yield	None	None	None	None

Note 3. Inventories

Inventories consist of the following:

	September 28, 2008	December 30, 2007
Parts and components	$31,673	$51,367
Work-in-process	4,541	5,565
Finished goods	52,558	37,378

Total inventories	$88,772	$94,310

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Inventories are net of an allowance for excess and obsolete inventory of approximately $48.9 million and $47.3 million as of September 28, 2008 and December 30, 2007, respectively.

Note 4. Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 28, 2008 is as follows:

Balance, December 30, 2007	$353,189
Effect of exchange rates	(5,760)
Swedish income tax liability adjustment	(1,214)

Balance, September 28, 2008	$346,215

The net decrease in goodwill of approximately $7.0 million in 2008 is due to foreign currency fluctuations, primarily the Swedish Krona, as well as the reduction of a Swedish income tax liability recorded in the LGP Allgon acquisition.

Subsequent to the end of the third quarter of 2008, the global economic crisis has impacted the Company’s common stock price, which significantly reduced the market value of the Company’s common stock to a level below the book value of equity. If the price continues to be impacted, some or all of the goodwill will be impaired.

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

Note 6. Other Income (Expense), Net

Other income (expense), net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with the Company’s subordinated convertible notes and fees on its revolving credit agreement. The components of other income (expense), net, are as follows:

	Three Months Ended		Nine months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Interest income	$191	$455	$430	$931
Interest expense	(2,983)	(2,349)	(8,372)	(6,823)
Foreign currency gain (loss), net	2,582	(1,843)	(3,227)	(99)
Other income, net	168	1,458	1,070	2,507

Total	$(42)	$(2,279)	$(10,099)	$(3,484)

Note 7. Restructuring and Impairment Charges

2008 Restructuring Plan

In June 2008, the Company formulated and began to implement a plan to further consolidate operations and reduce manufacturing and operating expenses. As part of this plan, the Company closed its Salisbury, Maryland manufacturing facility and transferred most of the production to the Company’s other manufacturing operations. In addition, the Company

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

closed its design and development center in Bristol, UK and plans to further reduce its manufacturing operations in Kempele, Finland. These actions are expected to be complete by the end of 2008. Additional charges of approximately $3 million to $5 million are expected in the fourth quarter of 2008 and the first quarter of 2009 for severance and facility charges, recognized in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS No. 146). The Company is still evaluating further actions and expects to finalize these plans by the fourth quarter of 2008.

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	$—	$—
Amounts accrued	3,329	1,849	5,178
Amounts paid/incurred	(1,913)	(1,024)	(2,937)
Effects of exchange rates	—	—	—

Balance at September 28, 2008	$1,416	$825	$2,241

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2007 Restructuring Plan for the nine months ended September 28, 2008 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	$522	$522
Amounts accrued	60	1,338	1,398
Amounts paid/incurred	(60)	(913)	(973)
Effects of exchange rates	—	(4)	(4)

Balance at September 28, 2008	$—	$943	$943

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the facility closure amounts will be paid out over the remaining lease term, which extends through June 2009.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the Company’s accrued restructuring liability related to the 2006 Plan for Consolidation of Operations at September 28, 2008, and December 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$271	$616	$887
Amounts accrued	(12)	999	987
Amounts paid/incurred	(208)	(1,618)	(1,826)
Effects of exchange rates	(8)	21	13

Balance at September 28, 2008	$43	$18	$61

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146. The Company’s restructuring and integration plans are subject to continued future refinement as additional information becomes available. The Company expects that all of the remaining payments on this plan will be made in the fourth quarter of 2008.

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for fiscal year ended December 30, 2007, and the third quarter ended September 28, 2008 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 30, 2007	$2,143
Amounts accrued	118
Amounts paid/incurred, net	(155)
Effect of exchange rates	14

Balance at September 28, 2008	$2,120

All workforce reduction payments have been made, and the Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In the first nine months of 2008, the Company recorded charges of approximately $8.6 million for the impairment of inventory at closed or consolidated facilities that either has been or will be disposed of and is not expected to generate future revenue. Included in these charges is $4.7 million and $3.3 million, respectively, of inventory charges related to the closure of the Company’s facilities in China and Salisbury, Maryland. The Company also incurred charges of $0.9 million for professional fees related to the Company’s restructuring plans. In addition, the Company recorded lease cancellation charges of $2.0 million associated with the closure of the Company’s facilities in Bristol, UK and Hungary, charges of $2.2 million related to impairment charges and fees associated with the closure of the Company’s entities in Salisbury, Maryland, Bristol, UK, Costa Rica and Hungary, and incurred certain vendor cancellation charges of $0.6 million related to closed facilities in China. Also in the first nine months of 2008, the Company incurred severance costs of $3.4 million which related to its restructuring plans. The aggregate of all such charges was $17.7 million of which $13.9 million was included in cost of sales and $3.8 million was included in operating expenses.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

In the first nine months of 2007, the Company recorded charges of approximately $4.2 million for the impairment of inventory that was not expected to generate future revenue due primarily to the consolidation of its facilities in China. The Company recorded a charge of $9.7 million related to the outstanding revenue commitment associated with the Philippines manufacturing facility that the Company sold in 2006, as well as certain other vendor cancellation charges for purchase order commitments on closed facilities. The Company also recognized an impairment charge of $1.4 million on the land at its Philippines manufacturing facility that was retained by the Company at the time of the sale. The Company recorded an impairment charge of $7.6 million primarily related to manufacturing equipment located in the Company’s plants to be closed in both China and Costa Rica, and recorded an impairment charge of $1.5 million related to its building in Costa Rica that was held for sale, in order to write it down to the expected selling price. In addition, the Company realized a loss of $1.0 million on the sale of its remaining facility in Sweden in the second quarter of 2007. Also in the first nine months of 2007, the Company incurred severance costs of $4.0 million and other facility closure charges of $2.0 million, both related to its restructuring plans. The aggregate of such charges was $30.4 million of which $24.6 million was included in cost of sales and $5.8 million was included in operating expenses.

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses and other factors, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for such valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S., Sweden, Finland and UK jurisdictions as of September 28, 2008, due to uncertainties that such net deferred tax assets will be realized.

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on the technical merits of the tax position and the Company’s estimate of the ultimate settlement that may be accepted by the tax authorities. The Company continually evaluates these tax-related matters. At the date of any material change in the Company’s estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized are adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition.

As of September 28, 2008, the liability for income taxes associated with uncertain tax positions was $4.3 million, including accrued penalties, interest, and foreign currency fluctuations of $0.3 million. Of this amount, $4.0 million, if recognized, would favorably affect the Company’s effective tax rate. Changes during the period to the liability and potential interest expense upon settlement were immaterial.

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. At September 28, 2008, the Company has concluded all United States federal income tax matters for years through 2005. The Company was contacted by the IRS on

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

October 2, 2008 to audit the 2006 federal income tax return. All material state and local, and foreign income tax matters have been concluded for years through 2005.

Note 9. Commitments and Contingencies

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint were that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims. On August 29, 2008, the defendants answered the amended complaint. Discovery has begun, and trial of the action is scheduled to commence on January 19, 2010. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and is also pending before Judge Gutierrez. The derivative action is currently stayed pursuant to a stipulation of the parties that has been entered by the Court. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

Note 10. Contractual Guarantees and Indemnities

Warranty Reserves

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect were to occur. The Company’s warranty reserves are generally established at the time of sale and updated throughout the warranty period based upon numerous factors including historical warranty return rates and expenses over various warranty periods. The Company also accrues additional warranty liabilities for significant and unusual product performance issues at the time such issues are identified and the associated warranty related costs can be reasonably estimated. A summary of the activity that affected the Company’s accrued warranty costs for the nine months ended September 28, 2008 and September 30, 2007 are as follows:

	Nine Months Ended
Description	September 28, 2008	September 30, 2007
Warranty reserve beginning balance	$26,975	$40,273
Reductions for warranty costs incurred	(12,231)	(16,788)
Warranty accrual related to current period sales	5,445	7,603
Settlement of previous warranty claims	(2,858)	—
Change in estimate related to previous warranty accruals	(2,360)	(1,935)
Effect of exchange rates	(130)	334

Warranty reserve ending balance	$14,841	$29,487

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of September 28, 2008 is included below:

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 11. Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 35,695,340 and 36,504,974 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 28, 2008 as the effect would be anti-dilutive. In addition, potential common shares of 32,188,723 and 31,256,793 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 30, 2007.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Basic:
Loss	$(1,801)	$(28,618)	$(26,272)	$(120,270)
Weighted average common shares	131,142	130,541	131,023	130,259
Basic loss per share	$(0.01)	$(0.22)	$(0.20)	$(0.92)
Diluted:
Loss	$(1,801)	$(28,618)	$(26,272)	$(120,270)
Interest expense of convertible debt, net of tax	—	—	—	—

Loss, as adjusted	$(1,801)	$(28,618)	$(26,272)	$(120,270)

Weighted average common shares	131,142	130,541	131,023	130,259
Potential common shares	—	—	—	—

Weighted average common shares, as adjusted	131,142	130,541	131,023	130,259

Diluted loss per share	$(0.01)	$(0.22)	$(0.20)	$(0.92)

Note 12. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the nine months ended September 28, 2008 and September 30, 2007, sales to customers that accounted for 10% or more of revenues totaled $330.1 million and $283.3 million, respectively. Nokia Siemens accounted for approximately 30% and Alcatel-Lucent accounted for approximately 17% of total net sales for the nine months ended September 28, 2008. For the nine months ended September 30, 2007, sales to Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 36% of revenues, and sales to Alcatel-Lucent accounted for approximately 16% of revenues.

As of September 28, 2008, approximately 47% of total accounts receivable related to two customers that each accounted for 10% or more of the Company’s total revenue during the first nine months of 2008. Nokia Siemens and Alcatel-Lucent accounted for approximately 29% and 18%, respectively, of the Company’s total accounts receivable. The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 13. Supplier Concentrations

Certain of the Company’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single-source suppliers as well as finished products from single-

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

source contract manufacturers. The inability to obtain single-source components or finished products in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be developed at a reasonable cost.

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

Note 15. Financing Arrangements and Long-Term Debt

On May 15, 2008, the Company and certain of its subsidiaries, amended its Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”) and extended the Facility Termination Date to May 15, 2009. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. Pursuant to the receivables sales facility, the Company and certain subsidiaries can sell on a recourse basis, eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and the Company acts as the servicer for such receivables. Interest on Euro based borrowings is Euribor plus 0.80% and on U.S. Dollar based borrowings it is LIBOR plus 1.50%. At September 28, 2008 the Euribor rate was 4.07% and the LIBOR rate was 2.31%. The Company’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes. At September 28, 2008, there were no balances outstanding under the Receivables Purchase Agreement.

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

During the last eight years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For the first nine months of 2008, demand once again increased. In the second half of October 2008, we were notified of order cancellations and delays by a few of our customers. Some of our customers are reevaluating their purchasing intentions in light of the current economic conditions and the constrained credit environment. We anticipate that the international credit crisis that began in the summer of 2008 and current economic conditions will lead to reduced capital spending and potential lower demand for our products in the near term. This will likely negatively impact our financial results in the near term. During 2008, we have undertaken several cost cutting initiatives aimed at lowering our operating expenses. These initiatives will continue and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

In the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets thus far in 2008, the global recession that is anticipated for the remainder of 2008 and into 2009, and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During fiscal 2006 and 2007, we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007. For the fourth quarter of fiscal 2007, we recorded an impairment in the value of our goodwill in the amount of $151.7 million. This significantly increased our loss for fiscal year 2007. We may incur future impairments of our goodwill which would negatively impact our financial results.

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

Accruals for Restructuring and Impairment Charges

We recorded $198.2 million, $58.6 million and $1.3 million of restructuring and impairment charges during fiscal years 2007, 2006 and 2005, respectively. Fiscal year 2007 includes an impairment charge of $151.7 million related to the impairment of goodwill. In the first nine months of 2008, the Company recorded restructuring and impairment charges of approximately $17.7 million.

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

Newly Adopted Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP No. 157-3). FSP No. 157-3 clarifies the application of the provisions of SFAS No. 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP No. 157-3 is effective immediately and applies to the September 28, 2008 financial statements. The adoption of FSP No. 157-3 did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS No. 159 on December 31, 2007. The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial condition.

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

New Accounting Pronouncements

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP No. 142-3). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP No. 142-3 to have a material impact on our consolidated financial statements.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	75.5	80.0	75.7	81.3
Intangible asset amortization	1.7	2.4	2.3	2.7
Restructuring and impairment charges	1.4	4.0	2.0	4.5

Total cost of sales	78.6	86.4	80.0	88.5

Gross profit	21.4	13.6	20.0	11.5
Operating expenses:
Sales and marketing	4.3	6.5	5.1	7.3
Research and development	7.7	8.9	8.3	12.0
General and administrative	7.6	9.1	6.9	10.2
Intangible asset amortization	1.1	1.4	1.1	1.5
Restructuring and impairment charges	1.2	0.1	0.5	1.1

Total operating expenses	21.9	26.0	21.9	32.1

Operating loss	(0.5)	(12.4)	(1.9)	(20.6)
Other income (expense), net	0.0	(1.1)	(1.4)	(0.7)

Loss before income taxes	(0.5)	(13.5)	(3.3)	(21.3)
Income tax provision	0.3	0.8	0.4	0.6

Net loss	(0.8)%	(14.3)%	(3.7)%	(21.9)%

Three Months ended September 28, 2008 and September 30, 2007

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world.

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (dollars in thousands)
Customer Group	September 28, 2008		September 30, 2007
Wireless network operators and other	$97,382	41%	$54,339	27%
Original equipment manufacturers	140,578	59%	146,334	73%

Total	$237,960	100%	$200,673	100%

Sales increased by 19% to $238.0 million for the three months ended September 28, 2008, from $200.7 million, for the three months ended September 30, 2007. This increase was due to several factors, which included increased demand from our direct operator customers, which increased by approximately 79% for the three months ended September 28, 2008 compared to the three months ended September 30, 2007. The increase was primarily due to increased demand for wireless infrastructure equipment compared to the third quarter of 2007. We believe that this increased demand is being driven by operators’ increased focus on selling data services, and their customers’ increasing use of high speed data networks. This usage has in turn increased demand for the types of equipment that we sell. In addition, demand in the third quarter of 2007 was significantly reduced due to lower demand from our direct network operator customers.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (dollars in thousands)
Wireless Communications Product Group	September 28, 2008		September 30, 2007
Antenna systems	$75,352	32%	$44,351	22%
Base station systems	142,880	60%	146,368	73%
Coverage systems	19,728	8%	9,954	5%

Total	$237,960	100%	$200,673	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna systems and coverage systems product groups is due to the impact of increased demand from our direct network operator customers during the three months ended September 28, 2008, as compared to the three months ended September 30, 2007.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (dollars in thousands)
Geographic Area	September 28, 2008		September 30, 2007
Americas	$70,504	30%	$55,820	28%
Asia Pacific	99,977	42%	52,775	26%
Europe	64,614	27%	81,796	41%
Other international	2,865	1%	10,282	5%

Total net sales	$237,960	100%	$200,673	100%

Revenues increased in the Americas and the Asia Pacific region in the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. The increase in revenues in the Asia Pacific region was largely attributed to growth in demand in India, China and South Korea. The increase in the Americas revenues was due to growth in both the operator direct channel and the original equipment manufacturer channel in North America and growth in the operator direct channel in South America. The decrease in European revenues was due primarily to lower demand from original equipment manufacturer customers who took delivery of products outside of Europe during the third quarter of 2008. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. dollar. During the last year, the value of the U.S. dollar has changed significantly against many other currencies. Due to the general increase in value of foreign currencies compared to the U.S. dollar, the value of non-U.S. dollar sales, as expressed in U.S. dollars, has increased this year. We have calculated that when comparing exchange rates in effect for the third quarter of 2007 to those in effect for the third quarter of 2008, approximately 4.4% of our third quarter 2008 revenue could be attributable to the increase in the value of foreign currencies as compared to the U.S. dollar. As the third quarter ended, the value of the U.S. dollar significantly increased, and if this trend continues, it will have a negative impact on the values of our foreign non-dollar based revenues.

For the quarter ended September 28, 2008, total sales to Nokia Siemens accounted for approximately 32% of sales and sales to Alcatel-Lucent accounted for approximately 14% of sales for the quarter. For the quarter ended September 30, 2007, total sales to Nokia and Siemens accounted for approximately 35% of sales and sales to Alcatel-Lucent accounted for approximately 17% of sales for the quarter. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, as well as recent conditions in the world economy and credit markets, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (dollars in thousands)
	September 28, 2008		September 30, 2007
Net sales	$237,960	100.0%	$200,673	100.0%
Cost of sales:
Cost of goods	179,633	75.5%	160,499	80.0%
Intangible amortization	4,094	1.7%	4,910	2.4%
Restructuring and impairment charges	3,368	1.4%	7,998	4.0%

Total cost of sales	187,095	78.6%	173,407	86.4%

Gross profit	$50,865	21.4%	$27,266	13.6%

Our total gross profit increased during the third quarter of fiscal 2008, compared to the third quarter of fiscal 2007, primarily as a result of our increased revenues and cost reduction activities over the last year. Our increased revenues allowed us to absorb more of our manufacturing cost overheads and fixed costs, which in turn improves our gross margins. In addition, our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margins. Both intangible amortization costs and restructuring and impairment charges decreased in the third quarter of 2008 when compared to the third quarter of 2007. The decreased intangible amortization costs are largely due to certain intangibles becoming fully amortized at the end of our second quarter of 2008 (see “Note 6. Intangible Assets” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007). We incurred approximately $3.4 million of restructuring and impairment charges in cost of sales during the third quarter of fiscal 2008, primarily related to the planned closures of our manufacturing facilities in Salisbury, Maryland and Szekesfehervar, Hungary, and related impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue. Our cost of goods sold was also increased by a $0.3 million employee bonus accrual for the quarter ended September 28, 2008.

In addition, for the third quarter of 2008, our cost of goods includes a credit of approximately $2.4 million related to our sale of inventory to several customers during the quarter which was previously determined to be excess and obsolete to our ongoing requirements. This had a positive impact of approximately 1.0% on our gross profit margin that we do not expect to repeat going forward.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (dollars in thousands)
Operating Expenses	September 28, 2008		September 30, 2007
Sales and marketing	$10,301	4.3%	$13,090	6.5%
Research and development	18,447	7.7%	17,896	8.9%
General and administrative	17,992	7.6%	18,282	9.1%
Intangible amortization	2,589	1.1%	2,656	1.4%
Restructuring and impairment charges	2,755	1.2%	224	0.1%

Total operating expenses	$52,084	21.9%	$52,148	26.0%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $2.8 million, or 21%, during the quarter ended September 28, 2008 as compared to the quarter ended September 30, 2007. The decrease was due to lower salary and related benefits costs, as well as lower bad debt costs and lower commissions. In addition, sales and marketing expenses include an employee bonus accrual of $0.1 million for the third quarter of 2008. No bonus was accrued during 2007.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $0.6 million, or 3%, during the quarter ended September 28, 2008 as compared to the quarter ended September 30, 2007. The increase is largely attributable to an employee bonus accrual of $0.6 million for the third quarter of 2008. No bonus was accrued during 2007.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $0.3 million, or 2%, during the quarter ended September 28, 2008 as compared to the quarter ended September 30, 2007. This decrease was due reduced salaries due to headcount reductions over the last year from our restructuring activities, offset by an increase to our accounting, audit and tax fees. In addition, general and administrative expenses include an employee bonus accrual of $0.7 million for the third quarter of 2008. No bonus was accrued during 2007.

Amortization of customer-related intangibles from our acquisitions, amounted to $2.6 million for the third quarter of fiscal 2008, compared to $2.7 million for the third quarter of fiscal 2007.

We also recorded a restructuring charge of $2.8 million in the third quarter of fiscal 2008 for severance and facility closure costs primarily related to the closures of our Bristol, U.K. and Salisbury, Maryland facilities. This compares to a charge of $0.2 million in the third quarter of fiscal 2007, which was also related to severance and facility closure costs.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (dollars in thousands)
	September 28, 2008		September 30, 2007
Interest income	$191	0.1%	$455	0.3%
Interest expense	(2,983)	(1.3)%	(2,349)	(1.2)%
Foreign currency loss, net	2,582	1.1%	(1,843)	(0.9)%
Other income, net	168	0.1%	1,458	0.7%

Other income (expense), net	$(42)	(0.0)%	$(2,279)	(1.1)%

Interest income decreased by $0.3 million during the third quarter ended September 28, 2008, primarily due to our lower cash balances and the significantly reduced short-term interest rates. The main factor contributing to our lower other expense was a net foreign exchange gain of approximately $2.6 million, which was largely due to the significant increase in the value of the U.S. dollar versus several currencies, including the Euro and Swedish Krona.

Income Tax Provision

Our effective tax rate for the three months ended September 28, 2008 was an expense of approximately 42.8% of our pre-tax losses of $1.3 million, while our year-to-date effective tax rate is an expense of approximately 10.6%. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, for the three months ended September 28, 2008, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions, primarily China.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (dollars in thousands)
	September 28, 2008	September 30, 2007
Operating loss	$(1,219)	$(24,882)
Other expense, net	(42)	(2,279)

Loss before income taxes	(1,261)	(27,161)
Income tax provision	540	1,457

Net loss	$(1,801)	$(28,618)

Our net loss for the quarter ended September 28, 2008 was $1.8 million compared to our net loss of $28.6 million for the quarter ended September 30, 2007. The reduction in our net loss during the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 is primarily the result of increased revenues and better absorption of manufacturing overhead costs resulting in higher gross profit and significantly reduced operating loss.

Nine Months ended September 28, 2007 and September 30, 2007

Net Sales

Sales increased by 29% to $709.9 million for the nine months ended September 28, 2008, from $549.9 million, for the nine months ended September 30, 2007. This increase was due to several factors, which included higher demand from both our direct operator customers, which increased by approximately $140.3 million or 102% for the nine months ended September 28, 2008 compared with the nine months ended September 30, 2007, and increased demand from our original equipment manufacturer customers, which increased by approximately $19.6 million or 5% for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007.

The following table presents a further analysis of our sales based upon our various customer groups:

	Nine Months Ended (dollars in thousands)
Customer Group	September 28, 2008		September 30, 2007
Wireless network operators and other	$278,162	39%	$137,823	25%
Original equipment manufacturers	431,741	61%	412,123	75%

Total	$709,903	100%	$549,946	100%

The following table presents a further analysis of our sales based upon our various product groups:

	Nine Months Ended (dollars in thousands)
Wireless Communications Product Group	September 28, 2008		September 30, 2007
Antenna systems	$195,788	28%	$115,408	21%
Base station systems	444,180	62%	399,397	73%
Coverage systems	69,935	10%	35,141	6%

Total	$709,903	100%	$549,946	100%

The increase in antenna systems, base station systems and coverage systems product groups is due to the impact of higher demand from both our original equipment manufacturer customers and our direct network operator customers during the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine Months Ended (dollars in thousands)
Geographic Area	September 28, 2008		September 30, 2007
Americas	$239,669	34%	$158,222	29%
Asia Pacific	235,572	33%	141,280	25%
Europe	215,738	30%	234,850	43%
Other international	18,924	3%	15,594	3%

Total net sales	$709,903	100%	$549,946	100%

Revenues in the Americas increased in the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007, primarily as a result of increased demand by both direct network operator and original equipment manufacturer customers. The increase in revenues in the Asia Pacific region is largely attributable to an increase in original equipment manufacturers taking delivery of products in Asia for the Asian market, and increased demand in parts of the region including China, India and South Korea. The reduction in European revenues relates primarily to the shift in original equipment manufacturer deliveries to Asia mentioned above.

A large portion of our revenues are generated in currencies other than the U.S. dollar. During the last year, the value of the U.S. dollar has changed significantly against many other currencies. Due to the general increase in value of foreign currencies compared to the U.S. dollar, the value of non-U.S. dollar sales, as expressed in U.S. dollars, has increased this year. We have calculated that when comparing exchange rates in effect for the nine months ended September 30, 2007 to those in effect for the nine months ended September 28, 2008, approximately 5.9% of our 2008 revenues could be attributable to the increase in the value of foreign currencies as compared to the U.S. dollar.

For the nine months ended September 28, 2008, total sales to Nokia Siemens accounted for approximately 30% of sales and sales to Alcatel-Lucent accounted for approximately 17% of sales for the period. For the nine months ended September 30, 2007, total sales to Nokia Siemens accounted for approximately 36% of sales and sales to Alcatel-Lucent accounted for approximately 16% of sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine Months Ended (dollars in thousands)
	September 28, 2008		September 30, 2007
Net sales	$709,903	100.0%	$549,946	100.0%
Cost of sales:
Cost of sales	537,486	75.7%	447,306	81.3%
Intangible amortization	16,459	2.3%	14,716	2.7%
Restructuring and impairment charges	13,903	2.0%	24,656	4.5%

Total cost of sales	567,848	80.0%	486,678	88.5%

Gross profit	$142,055	20.0%	$63,268	11.5%

Our total gross profit increased during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily as a result of our increased revenues and improved manufacturing overhead cost absorption due to our cost reduction activities, which contributed to our improved gross profit. The completion of the Filtronic Wireless acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which were not being absorbed by our lower revenues during the first nine months of 2007. Also contributing to the increase in our gross margins for the first nine months of fiscal 2008 was a significant increase in direct network operator sales, which typically carry higher margins than our original equipment manufacturer based sales. The increased intangible amortization costs are due a reclassification of our intangible useful lives. We incurred approximately $13.9 million of restructuring and impairment charges during the first nine months of fiscal 2008 related to restructuring plans implemented primarily in conjunction with our China and Salisbury manufacturing consolidation. For the first nine months of 2007, we incurred a total of $24.7 million of restructuring and impairment costs primarily related to the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructure activities (see Note 7 of the Notes to Consolidated Financial Statements, “Restructuring and Impairment Charges.”)

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine Months Ended (dollars in thousands)
Operating Expenses	September 28, 2008		September 30, 2007
Sales and marketing	$36,064	5.1%	$40,351	7.3%
Research and development	58,907	8.3%	65,965	12.0%
General and administrative	49,062	6.9%	56,298	10.2%
Intangible amortization	7,846	1.1%	8,313	1.5%
Restructuring and impairment charges	3,834	0.5%	5,783	1.1%

Total operating expenses	$155,713	21.9%	$176,710	32.1%

Sales and marketing expenses decreased by $4.3 million, or 11%, during the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. The decrease resulted primarily from decreased payroll associated with headcount reductions over the last year, as well as decreased travel expenses, customer demonstration units and selling expenses, offset by an overall increase in freight expenses.

Research and development expenses decreased by $7.1 million, or 11%, during the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 primarily due to decreased payroll from facility closures and associated headcount reductions, and decreased development activities.

General and administrative expenses decreased $7.2 million, or 13%, during the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007. This decrease was due to decreased payroll associated with lower headcounts associated with various facility closures, and lower travel expenses and lower general office expenses.

Amortization of customer-related intangibles from our acquisitions, amounted to $7.8 million for the first nine months of fiscal 2008, compared to $8.3 million for the first nine months of fiscal 2007. The decrease was due to the writeoff of certain intangibles in 2007. We also recorded restructuring and impairment charges of $3.8 million in the first nine months of fiscal 2008 for severance and facility closure costs related to our 2007 Restructuring Plan and the 2006 Plan for Consolidation of Operations, compared to $5.8 million for the first nine months of fiscal 2007 (see Note 7 of the Notes to Consolidated Financial Statements, “Restructuring and Impairment Charges.”).

Other Income (Expense), net

The following table presents an analysis of other expense, net:

	Nine Months Ended (dollars in thousands)
	September 28, 2008		September 30, 2007
Interest income	$430	0.1%	$931	0.2%
Interest expense	(8,372)	(1.2)%	(6,823)	(1.3)%
Foreign currency gain (loss), net	(3,227)	(0.4)%	2,507	0.4%
Other income, net	1,070	0.1%	(99)	0.0%

Other income (expense), net	$(10,099)	(1.4)%	$(3,484)	(0.7)%

Interest income decreased by $0.5 million during the nine months ended September 28, 2008, compared to the nine months ended September 30, 2007, primarily due to our lower cash balances, as well as the significantly reduced short-term interest rates. Interest expense increased due to higher subordinated debt balances, due to the issuance of $150 million 3.875% subordinated convertible notes in September 2007. This was somewhat offset by the repurchase of approximately $117 million of 1.25% subordinated convertible notes during the fourth quarter of 2007. Other expense was increased further by a net foreign currency loss of $3.2 million during the nine months ended September 28, 2008 primarily due to the weakness of the U.S. dollar, particularly in comparison to the Euro, Swedish Krona and Chinese RMB, as compared to the first nine months of 2007, during which time we recorded a net foreign currency gain of $2.5 million.

Income Tax Provision

Our effective tax rate for the nine months ended September 28, 2008 was an expense of approximately 10.6% of our pre-tax losses of $23.8 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS No. 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the nine months ended September 30, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, during the first nine months of 2007, income tax expense was impacted by a required income tax payment of approximately $1.6 million related to the sale of the our building in the Philippines, as well as a charge of $0.4 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 tax year.

Net Loss

The following table presents a reconciliation of operating loss to net loss

	Nine Months Ended (in thousands)
	September 28, 2008	September 30, 2007
Operating loss	$(13,658)	$(113,442)
Other expense, net	(10,099)	(3,484)

Loss before income taxes	(23,757)	(116,926)
Income tax provision	2,515	3,344

Net loss	$(26,272)	$(120,270)

Our net loss for the nine months ended September 28, 2008 was $26.3 million compared to a loss of $120.3 million for the nine months ended September 30, 2007. The reduction in our net loss during the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007 is primarily the result of higher revenues, improved gross profit and reduced operating expenses.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility. As of September 28, 2008, we had working capital of $205.2 million, including $57.7 million in unrestricted cash and cash equivalents as compared to working capital of $192.2 million at December 30, 2007, which included $58.2 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 28, 2008 and September 30, 2007:

	Nine Months Ended
	September 28, 2008	September 30, 2007
Net cash provided by (used in):
Operating activities	$17,711	$(11,259)
Investing activities	(3,569)	9,206
Financing activities	(13,065)	148,771
Effect of foreign currency translation on cash and cash equivalents	(1,557)	2,168

Net increase in cash and cash equivalents	$(480)	$148,886

Net cash provided by operations during the nine months ended September 28, 2008 was $17.7 million as compared to a net cash usage of $11.3 million during the nine months ended September 30, 2007. The increase in cash provided by operations during the first nine months of fiscal 2008 is primarily due to an improved gross profit margin resulting in a lower operating loss when compared to the first nine months of 2007.

Net cash used in investing activities during the first nine months of fiscal 2008 was $3.6 million as compared to net cash provided by investing activities of $9.2 million during the first nine months of fiscal 2007. The $3.6 million in net cash used in investing activities during the nine months ended September 28, 2008 represents a reduction in our restricted cash of $3.7 million and net proceeds from the sale of our Costa Rica building of approximately $3.9 million, offset by capital expenditures of $7.5 million and payment of a deferred acquisition payment of $4.1 million. Total capital expenditures during the nine months ended September 28, 2008 and September 30, 2007 were approximately $7.5 million and $9.7 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $2 million and $3 million, consisting of test and production equipment, as well as computer hardware and software.

Net cash used in financing activities of $13.1 million during the first nine months of 2008 relates primarily to the redemption of the 1.25% Convertible Notes due July 2008. Net cash provided by financing activities for the first nine months of 2007 of $148.8 million was primarily related to the issuance of the $150 million of 3.875% Convertible Subordinate Notes.

In the third quarter of 2008, we repaid the outstanding principal and accrued interest totaling $13.7 million on our 1.25% Convertible Subordinated Notes due July 2008 and paid $4.1 million as deferred consideration relating to a prior acquisition. In addition, we paid approximately $1.8 million related to a deferred tax claim associated with our acquisition of LGP Allgon. Despite these one time expenditures, we currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our receivables facility will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our credit facility with Deutsche Bank AG, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We had a total of $350 million of long-term convertible subordinate notes outstanding at September 28, 2008. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Financing Activities

On May 15, 2008, we amended our Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”) and extended the Facility Termination Date to May 15, 2009. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the receivables facility may not exceed $65.0 million at any given time. The receivables sales facility is subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. At September 28, 2008, there were no balances outstanding under the Receivables Purchase Agreement. Proceeds from the Revolving Trade Receivables Purchase Facility would be available for working capital and for other general corporate purposes.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions. The capital and credit markets have been experiencing extreme volatility and disruption recently and, in the past several weeks, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Form 10-K for the year ended December 30, 2007, in part II, Item 7 under the heading “Contractual Obligations and Commercial Commitments.” As of September 28, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of six separate plans: one under which non-employee directors may be granted options to purchase shares of stock, and five broad-based plans under which options may be granted to all employees, including officers. One plan provides for both option grants and stock based awards including restricted stock awards. Options granted under these plans expire either five or ten years from the grant date and generally vest over two to four years.

During the nine months ended September 28, 2008, we granted options to purchase a total of 1,363,500 shares of Common Stock and we granted 450,000 shares of restricted stock to employees. After deducting 2,044,181 shares for options forfeited, the result was net option forfeitures of 230,681. Net option forfeitures during the year represented 0.2% of our total outstanding common shares of 131,640,924 as of September 28, 2008. The following table summarizes the net stock option grants and restricted stock awards to our employees, directors and executive officers during the two most recent fiscal periods:

	Nine Months Ended September 28, 2008	Year Ended December 30, 2007
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.2%	0.6%
Grants to executive officers during the period as a % of total options and awards granted during the period	20.7%	29.3%
Grants to executive officers during the period as a % of total outstanding common shares	0.3%	0.5%
Cumulative options held by executive officers as a % of total options outstanding	31.0%	32.6%

At September 28, 2008, a total of 3,713,331 options were available for grant under all of our option plans and a total of 302,785 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See “Note 13. Stock Option Plans” in the “Notes to Consolidated Financial Statements” included under Part II, Item 8, and “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 for further information regarding the 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the nine months ended September 28, 2008:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 30, 2007	7,032,990	$2.29-$67.08	$9.01	3,982,676	$10.64
Granted	1,363,500	$2.20-$4.96	$4.44
Exercised	(36,409)	$2.29-$3.82	$2.43
Cancelled	(1,313,175)	$2.73-$66.00	$7.85

Balance at September 28, 2008	7,046,906	$2.20-$67.08	$8.38	3,707,567	$10.59

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of September 28, 2008. For purposes of this table, in-the-money stock options are those options with an exercise price less than $4.05 per share, the closing price of Powerwave Common Stock on September 26, 2008, the last trading day of the fiscal quarter, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $4.05 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	80,000	$3.82	285,000	$3.10	365,000
Out-of-the-Money	3,627,567	10.74	3,054,339	6.18	6,681,906

Total Options Outstanding	3,707,567	$10.59	3,339,339	$5.91	7,046,906

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the nine months ended September 28, 2008, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of September 28, 2008. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 28, 2008		Value of Unexercised In-the-Money Options at September 28, 2008(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Buschur	—	$—	1,000,000	100,000	$—	$—
Kevin T. Michaels	—	$—	492,500	147,500	$—	$—
J. Marvin Magee	—	$—	82,916	177,084	$—	$—
Khurram P. Sheikh	—	$—	50,104	134,896	$—	$—

(1)

In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $4.05; the Company’s closing Common Stock price reported by Nasdaq on September 26, 2008, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of September 28, 2008, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Equity Compensation Plans Approved by Shareholders	7,046,906	$8.38	4,020,116
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	7,046,906	$8.38	4,020,116

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 450,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. At September 28, 2008, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 69% of our net sales during the nine months ended September 28, 2008, 73% of our fiscal 2007 net sales, 72% of our fiscal 2006 net sales and 62% of our fiscal 2005 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. dollars and the value of the dollar falls, we may suffer a loss due to the lower value of the dollar. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations. For the first nine months of 2008, due to the reduced value of the U.S. dollar, we recorded a foreign exchange translation loss of $3.2 million. There can be no assurance that we will not incur additional foreign exchange translation losses in the future if the dollar continues to weaken.

While we monitor our foreign currency exposures, we did not maintain an active foreign currency hedging program during the third quarter of 2008. We implemented a limited hedging program in the fourth quarter of 2008 utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at September 28, 2008, a change in the Euro, the Chinese Yuan, the Indian Rupee or the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of September 28, 2008, we had cash equivalents of approximately $61.3 million in both interest and non-interest bearing accounts, including restricted cash. We also had $200.0 million of convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875% and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. Short-term investment rates have decreased significantly during 2008 as the U.S. Federal Reserve has attempted to soften the impacts of the economic slowdown and subprime mortgage issues. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at September 28, 2008, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition. The world economy has experienced significant increases in the price of oil and energy during the first nine months of 2008. Such increases have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs have negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. Further increases in energy prices may negatively impact our results of operations.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first nine months of fiscal 2008 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint were that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims. On August 29, 2008, the defendants answered the amended complaint. Discovery has begun, and trial of the action is scheduled to commence on January 19, 2010. The Company believes that the purported consolidated shareholder class action is without merit and intends to defend it vigorously.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and is also pending before Judge Gutierrez. The derivative action is currently stayed pursuant to a stipulation of the parties that has been entered by the Court. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

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

We sell most of our products to a small number of customers, and we expect this will continue. For the nine months ended September 28, 2008, sales to Nokia Siemens accounted for approximately 30% of net sales and sales to Alcatel-Lucent accounted for approximately 17% of our net sales. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 35% of our revenues in 2007. Alcatel-Lucent accounted for approximately 16% of our net revenues in fiscal 2007. During fiscal years 2006 and 2007, our direct sales to AT&T significantly declined compared to 2005 and such decline contributed to our operating loss and reduced financial performance for fiscal 2006 and 2007. During part of fiscal years 2006 and 2007, Nokia and Siemens significantly reduced their demand, which also contributed to our operating loss and reduced financial performance for both fiscal 2006 and 2007. Nokia Siemens is our largest customer and any decline in this business will have an adverse impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, AT&T, and network operator customers and any fluctuations in demand from such customers or other customers would negatively impact our results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Our operating results may be adversely impacted by worldwide economic turmoil and credit tightening.

Worldwide economic conditions have recently experienced a significant downturn due to the credit conditions impacted by the subprime mortgage crisis and other factors, including slower economic activity, inflation and deflation concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. All of these factors combined are having a negative impact on the availability of financial capital which is contributing to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult or impossible for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this continues to occur, our revenues may be significantly reduced, thereby having a negative impact on our own results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of this or any other economic downturn in the economy or the wireless industry.

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

Beginning in the fourth quarter of 2008, the global economic turmoil and restricted credit availability began to have an impact on our customers and their demand for our products. In the second half of October 2008, we were notified of order cancellations and delays by a few of our customers as some of our customers reevaluated their purchasing plans in light of the current economic conditions and the constrained credit environment. We currently anticipate that our customers will significantly reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This expected reduction in demand will have a negative impact on our business, liquidity and results of operations.

During fiscal 2005, 2006 and 2007, we also experienced a significant reduction in demand from Nortel. We cannot guarantee that we will be able to continue to generate new demand to offset reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations will be negatively impacted.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G, or next generation service based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. There is also a risk that the general economic slowdown which began in the latter half of 2008 will continue throughout 2009, potentially having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks will result in reduced demand for our products which will have a material adverse effect on our business.

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

At September 28, 2008, we had approximately $61.3 million of cash, with $3.6 million of it restricted. In July 2008, we repaid the remaining principal and accrued interest of $13.7 million on our convertible debt that was due July 2008. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our revolving trade receivables purchase agreement or other sources of cash. While the revolving trade receivables purchase agreement gives us additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $350.0 million of outstanding convertible debt that we issued in 2004 and 2007. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon a functioning capital market with financing available on reasonable terms. Given the recent credit crisis, there can be no guarantee that such a market will be available to us. If such a market is not available, we may not be able to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties including the likelihood of decreased revenues in the current macro-economic environment, and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon the credit markets, which have recently come under pressure due to credit concerns arising from the subprime mortgage lending market. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, take advantage of such opportunities, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We may experience unanticipated production disruptions as we close our Maryland manufacturing facility and move production to other company locations and as we transition manufacturing from our Kempele, Finland location to other company locations.

In June 2008, we announced our plans to close our Salisbury, Maryland manufacturing facility and transfer production to other company locations. The Maryland facility ceased production activity by the end of the third quarter of 2008 and will be closed in the fourth quarter of 2008. We are currently completing the process of transferring production to the Company’s manufacturing facility in China and some to Santa Ana, California. In October 2008, we announced our plans to discontinue high volume filter production at our Kempele, Finland manufacturing facility as well as reduce the size of the engineering staff at such facility. We will transfer production to other company locations. We anticipate that these restructuring activities will be completed by the first quarter of 2009. The transfer of production involves the shipping of test equipment, the establishment of new production lines and securing raw materials and staffing for production in the new location. There are numerous risks involved in transferring production to another location and any unforeseen delay may result in a disruption of operations or missed orders, which could have a material adverse affect on our results of operations. Some of the risks in transferring production include:

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

The world economy experienced significant increases in the price of oil and energy during the first nine months of 2008. Such increases translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We have not been able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices may negatively impact our results of operations.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003 and again in fiscal 2006 and fiscal 2007. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The current credit environment may result in a reduction of demand from some of our customers in the near term. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are generally employed on an at-

will basis and do not have non-compete agreements. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors.

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

For the nine months ended September 28, 2008, and fiscal years 2007, 2006, and 2005, international revenues (excluding North American sales) accounted for approximately 69%, 73%, 72%, and 62% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

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

We may need to recognize an additional impairment to our goodwill.

For the fourth quarter of fiscal 2007, we recognized an impairment of our goodwill in the amount of $151.7 million caused by the decrease in the market value of our common stock, which significantly reduced our market value. Beginning in the fourth quarter of 2008, the global economic crisis has impacted the stock prices of all companies, including ours. If the price of our common stock continues to be impacted, we may have an impairment in the value of our goodwill. If our revenues do not grow or reach anticipated levels or if our Common Stock continues to trade at current low levels, it is possible that in the near future an additional indicator of impairment of our goodwill may exist and we may need to recognize another impairment in our goodwill. A large portion of our value is dependent upon continued future growth in demand for our products. If such growth does not materialize or our forecasts and internal expectations are significantly reduced, we will likely have to recognize an impairment in the value of our goodwill. At September 28, 2008, goodwill totaled $346.2 million, which equates to approximately 98% of our total equity. Such an impairment could result in a significant loss for the period in which such impairment occurs.

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

Our stock price currently does not meet the minimum bid price for continued listing on the Nasdaq Global Select Market. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from the Nasdaq Global Select Market or if we are unable to transfer our listing to another stock market.

Recently, the minimum bid price for our common stock listed on the Nasdaq Global Select Market has closed below the $1.00. The Nasdaq MarketPlace Rules provide that one of the continuing listing requirements for an issuer’s common stock is having a minimum bid price of $1.00 per share. Nasdaq has announced a moratorium on the enforcement of this minimum bid requirement that is effective through January 16, 2009. If our stock price does not increase above $1.00 per share, we risk being delisted from the Nasdaq Global Select Market.

If our common stock is delisted by Nasdaq, our common stock may be eligible to trade on the OTC Bulletin Board maintained by Nasdaq, another over-the-counter quotation system, or on the pink sheets where an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets.

In addition, delisting from Nasdaq could adversely affect our ability to raise additional capital through the public or private sale of equity securities. Delisting from Nasdaq also would make trading our common stock more difficult for investors, potentially leading to further declines in our share price and inhibiting a stockholder’s ability to liquidate all or part of their investment in Powerwave.

The price of our Common Stock has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our Common Stock at or above the price paid for such shares.

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 30, 2007, the closing price of our Common Stock ranged from a high of $15.33 to a low of $3.90 per share. During the first three quarters of 2008, the closing price of our Common Stock reached a low of $2.18 per share. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended September 28, 2008.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
June 30 – August 3	—		—	—	—
August 4 – August 31	8,492	(1)	$4.99	—	—
September 1 – September 28	—		—	—	—

(1)

During August, the total number of shares purchased consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of Shareholders of the Company was held on August 12, 2008. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2009 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors		Number of Votes
Moiz M. Beguwala	For	110,872,684
	Withheld	1,764,577
Ken J. Bradley	For	111,016,394
	Withheld	1,620,867
Ronald J. Buschur	For	110,978,388
	Withheld	1,658,873
John L. Clendenin	For	111,007,118
	Withheld	1,630,143
David L. George	For	110,993,949
	Withheld	1,643,312
Eugene L. Goda	For	110,988,079
	Withheld	1,649,182
Carl W. Neun	For	110,890,621
	Withheld	1,746,640

2.	Approval of amendment to the Extended and Restated 1996 Employee Stock Purchase Plan. The amendment was approved and the voting results are as follows:

Number of Votes
For	88,444,830
Against	1,073,481
Abstentions	678,986
Broker Non-Votes	22,439,964

3.	Ratification of the appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2008. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2008 was approved. The voting results are as follows:

Number of Votes
For	111,831,741
Against	654,697
Abstentions	150,815
Broker Non-Votes	N/A

ITEM 5.	OTHER INFORMATION

Not applicable,

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2008	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer