Form 10-K
period 2008-12-28
POWERWAVE TECHNOLOGIES INC
filed 2009-03-02
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2008, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $529,546,515 computed using the closing price of $4.05 per share of Common Stock on June 27, 2008, the last trading day of the second quarter, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 25, 2009 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 131,978,122.

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended December 28, 2008 are incorporated by reference into Part III of this report.	III (Items 10, 11, 12, 13, 14)

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost savings from restructuring activities, restructuring charges, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed under Part I, Item 1A, Risk Factors.Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

General

Powerwave Technologies, Inc. (“Powerwave” or the “Company” or “our” or “we”) was incorporated in Delaware in January 1985, under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. We are a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers, and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to network operators), and directly to individual wireless network operators for deployment into their existing networks.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended December 28, 2008 (“fiscal 2008”), our largest customers continued to be original equipment manufacturers. Those customers exceeding ten percent (10%) of our revenues included Nokia Siemens, who accounted for approximately 31% of our net sales, and Alcatel-Lucent, who accounted for approximately 17% of our net sales. For fiscal 2008, we were dependent upon these two customers for 48% of our revenues and as a result, both of these customers have the ability to significantly impact our financial results by demanding price reductions and threatening to reduce their business with us, transfer that business to other companies, or take it internal to their operations. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from either of these customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market.” under Part I, Item 1A, Risk Factors.

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless infrastructure equipment purchases in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2006 and 2007, we experienced significant reductions in demand from AT&T (formerly known as Cingular Wireless) and Nokia and Siemens, which had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, results of operations and financial condition. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, Risk Factors.

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among both original equipment manufacturers and wireless service providers has enabled such companies to place continual pricing pressure on wireless infrastructure manufacturers, which in turn has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures and consolidation within the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must achieve manufacturing cost reductions, redesign our products to reduce their cost, reduce our overhead costs as well as our operating expenses, and develop new products that incorporate advanced features that may generate higher gross margins. We may not be able to achieve the necessary cost and expense reductions. See “Our success is tied to the growth of the wireless services communications market…; and Our average sales prices have declined…” under Part I, Item 1A, Risk Factors.

Significant Business Developments in Fiscal 2008

During 2008, we completed the implementation of our 2007 Restructuring Plan, which included the closure and consolidation of several of our engineering design centers, as well as the consolidation of manufacturing operations. In addition, we initiated additional restructuring actions during 2008, which included the closure of our Salisbury, Maryland manufacturing facility, as well as the closure of our engineering design center in Bristol, UK and the discontinuation of manufacturing operations in Kempele, Finland. The goal of all of these actions is to reduce the Company’s operating and manufacturing costs in order to improve cash flow and increase profitability.

In the second quarter of 2008, we sold our previously vacated facility in Barreal de Heredia, Costa Rica for net proceeds of approximately $3.9 million.

On May 15, 2008, we amended our $65.0 million Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent and extended the Facility Termination Date to May 15, 2009. At December 28, 2008, there were no balances outstanding under the Receivables Purchase Agreement.

During the fourth quarter of 2008, the market price of our common stock significantly declined, which resulted in a significant decline in the market value of our common stock. Based upon this decline in our market value and the fact that our business operates in only one segment, Wireless Communications, we determined that an indicator of goodwill impairment existed during the fourth quarter of 2008. We have completed the “step-two” impairment testing required pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Intangible Assets (SFAS 142) and the result is a goodwill impairment charge of $315.9 million which was recognized in the fourth quarter of 2008 (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

Also during the fourth quarter of 2008, we recorded a non-cash charge of $29.5 million to reflect the impairment of some of our intangible assets. This impairment will not result in any current or future cash expenditures (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

Beginning in the fourth quarter of 2008, global economic instability driven by the subprime mortgage crisis and the tightening of credit availability impacted all of the markets that we compete in. As the extent of the crisis deepens, it has become apparent that the global economy has entered a significant recessionary period, which includes sharply lower economic activity, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. All of these factors combined are having a negative impact on the availability of financial capital which is contributing to a reduction in demand for infrastructure in the wireless communications market. These conditions have made it impossible for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. We cannot predict how long this economic recession will last or the ultimate effects on the economy or the wireless infrastructure industry.

Finally, in the fourth quarter of 2008, we repurchased $43.7 million par value of our outstanding 1.875% convertible subordinated notes due November 2024 at a discount which resulted in a gain of $32.2 million (see Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

Industry Segments and Geographic Information

We operate in one reportable business segment: “Wireless Communications.” All of our revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in all major frequency bands including cellular, PCS, 3G and WiMAX wireless communications networks throughout the world. Our products are sold globally and produced in multiple locations.

Business Strategy

Our strategy is to become the leading supplier of advanced solutions to the wireless communications industry and includes the following key elements:

•

providing leading technology to the wireless communications infrastructure equipment industry through research and development that continues to improve our products’ technical performance while reducing our costs and establishing new levels of technical performance for the industry;

•	utilizing our research and development efforts combined with our internal and external manufacturing and supply chain capabilities to raise our productivity and lower our product costs;

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

If we are unsuccessful in designing new products, improving existing products or reducing the costs of our products, our inability to meet these objectives would have a negative effect on our gross profit margins, business, results of operations and financial condition. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of purchasing volume would also adversely affect our cost competitive advantage, which would negatively affect our gross profit margins, business, results of operations and financial condition. See “Our average sales prices have declined…; and We may fail to develop products that are sufficiently manufacturable.” under Part I, Item 1A, Risk Factors.

Markets

As a global supplier of end-to-end wireless solutions for wireless communications networks, our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

Our business depends upon the worldwide demand for wireless communications and the resulting requirements for infrastructure spending by wireless network operators to support such demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2G, 2.5G or 3G networks. These wireless networks utilize common transmission protocols including Code Division Multiple Access or CDMA and Global System for Mobile or GSM, both of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA 2000 and CDMA EV/DO.

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

Principal Product Groups

We divide our wireless communications business into the following product groups:

Antenna Systems

This product group includes base station antennas and tower mounted amplifiers. We offer an extensive line of base station antennas which cover all major radio frequency bands including the cellular, PCS and 3G bands. Our products also support all major wireless transmission protocols. Our base station antenna products include single, dual and triple-band solutions based on proprietary technology in a variety of sizes. Powerwave also offers remote adjustable electrical tilt antennas which provide remote control and monitoring capabilities.

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

We offer both single and multi-carrier radio frequency power amplifiers for use in all major global frequency bands including cellular, PCS and 3G bands, supporting all major transmission protocols. Typical system applications include CDMA, CDMA 2000, WCDMA, GSM, EDGE, and UMTS protocols with output power ranging from 10 to 180 Watts.

We also produce filters which can improve the signal transmission for both up and down link as well as help to reduce out of band performance. Our filters also cover all major global frequency bands. Along with filters, we also provide radio frequency power combiners which allow for the connecting of multiple radio frequency power signals.

We also provide a range of integrated radio solutions. These integrated radio solutions offer new alternative approaches to providing lower cost base station solutions. One current product offering is the digital remote radio head transceiver, which provides operators the ability to partition the radio transceiver, power amplifier and duplexer in a remote chassis, which can then be co-located near the antenna to minimize signal loss over the traditional antenna path. The digital remote radio head utilizes base band (I/Q) signals from the output of the modem via fiber optic cables which offer improved performance over distance versus traditional cable. This next generation technology offers significant potential cost reduction opportunities and we have been publicly recognized as a leading innovator in this product segment.

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

Our advanced coverage solutions provide an integrated team of radio frequency and system engineers to design and implement wireless coverage applications utilizing our coverage solutions products. We provide advanced coverage engineers to design the right solution for any type of wireless coverage issue. Based upon our design, we will oversee installation and operation of the chosen coverage solution. The types of sites utilizing our services include convention centers, airports, hotels, office buildings, and various locations where traditional wireless service coverage is not available.

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel and Samsung. We also sell our products to operators of wireless networks, such as AT&T, Bouygues, Orange, Reliance, Sprint, T-Mobile, Verizon Wireless and Vodafone.

For fiscal 2008, our largest customer, Nokia Siemens, accounted for approximately 31% of our net sales. Our next largest customer in fiscal 2008, Alcatel-Lucent, accounted for approximately 17% of our net sales. The loss of either of these customers, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, results of operations and financial condition. While our revenues grew approximately 14% during 2008 compared to 2007, during the fourth quarter of 2008 our business was significantly impacted by the global credit crisis and recession. We believe this is the major factor contributing to the 22% reduction in revenues we had in the fourth quarter of 2008 when compared to the fourth quarter of 2007. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, Risk Factors.

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

International sales (excluding North American sales) of our products approximated 70%, 73%, and 72% of net sales for the fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions, such as the economic downturn in the South Korean and Asian markets in 1998 and the Brazilian market during 1999. Since a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to such customers. See “We conduct a significant portion of our business internationally…” under Part I, Item 1A, Risk Factors.

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We, along with our contract manufacturers, perform warranty obligations and other maintenance services for our products in the U.S., Sweden, Estonia, China, and at our contract manufacturing locations.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support new transmission protocols, such as third generation protocols such as WCDMA, HSDPA, TD-SCDMA and CDMA 2000. We also support fourth generation protocols such as WiMAX and LTE. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 456 people as of December 28, 2008. Expenditures for research and development approximated $77.7 million in 2008, $85.0 million in 2007, and $71.2 million in 2006. See “The wireless communications infrastructure equipment industry is extremely competitive.; and If we are unable to hire and retain highly qualified technical and managerial personnel…” under Part I, Item 1A, Risk Factors.

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

Our current competitors include CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation and Radio Frequency Systems. We also compete with a number of other foreign and privately held companies throughout the world, subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their existing products and technologies than we have. We cannot guarantee that we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

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

We have experienced significant price competition as well as price erosion and we expect price competition in the sale of our products to increase. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources which may enable them to withstand sustained price competition or a market downturn better than us. In addition, many of our customers will continue to demand price reductions. If we cannot reduce the cost of our products or dissuade our customers from requiring price reductions, our business and results of operations will be adversely impacted. There can be no assurance that we will be able to compete successfully in the pricing of our products, or otherwise, in the future.

Backlog

Our six-month backlog of orders on December 28, 2008 was estimated at $50.4 million as compared to approximately $105.9 million on December 30, 2007. We include in our reported backlog only the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within six months. Our backlog does not reflect our expectations of future orders and has not been an appropriate measure of our future revenue. This is due to the fact that the majority of our customers do not place long lead time orders for our products.

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

We operate both company-owned manufacturing locations as well as utilize contract manufacturers for a significant percentage of our manufacturing activities. We currently have manufacturing operations in China, Estonia and the United States. In addition, we utilize contract manufacturers in Europe, Asia and the United States. In December 2007, we sold our manufacturing operations located in Hungary to Sanmina SCI, one of our contract manufacturing suppliers. Our agreement with Sanmina SCI related to our prior Hungary manufacturing operations does not contain any minimum revenue or margin commitment. During 2008, we closed our manufacturing facility in Salisbury, Maryland and transferred production activities to Asia, as well as to our location in Santa Ana, California. During the fourth quarter of 2008, we began to discontinue manufacturing operations in Finland, transferring the activities to Asia and to our contract manufacturing partners.

As a result of our utilization of contract manufacturers for a significant portion of our manufacturing, the cost, quality, performance and availability of our contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines at contract manufacturers, or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. In addition, the cost, quality, performance and availability at our company-operated manufacturing facilities is also essential to the successful production and sale of our products. Any delays in the ramp-up of production lines at our plants, or any delays in the qualification by our customers of our facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

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

A number of the parts used in our products are available from only one, or a limited number of, outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “re-tune” our products to function with the replacement components. We may also be required to re-design our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed such that they do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our results of operations and financial condition.

Our reliance on certain single-source and limited-source components exposes us to quality control issues if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in single-source or limited-source components or products could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or effectively re-tune or redesign our products, we could lose customer orders or incur additional costs, which could have a material adverse effect on our gross margins and results of operations.

We believe that the production facilities that we utilize, including those owned by our contract manufacturers, are in good condition and well maintained and are not currently in need of any major investments.

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and international patents for various aspects of our technology. We currently own approximately 201 U.S. patents and approximately 371 foreign patents, and we have filed applications for over 75 additional U.S. patents and over 391 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

We believe that our success depends upon the knowledge and experience of our management and technical personnel, our ability to market our existing products and our ability to develop new products. We do not have non-compete agreements with our employees who generally are employed on an “at-will” basis. Therefore, employees have left and may continue to leave us and go to work for competitors. While we believe that we have adequately protected our proprietary technology and taken all legal measures to protect it, we will continue to pursue all reasonable means available to protect it and to prohibit the unauthorized use of our proprietary technology. In spite of our efforts, the use of our processes by a competitor could have a material adverse effect on our business, financial condition and results of operations.

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

The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. We have received third party claims of infringement in the past and have been able to resolve such claims without having a material impact on our business. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such litigation or claims of infringement could result in substantial costs and diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customers’ ability to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing upon. No assurance can be given, however, that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of December 28, 2008, we had 2,346 full and part-time employees, including 1,135 in manufacturing, 252 in quality, 221 in supply chain, 438 in research and development, 113 in sales and marketing and 187 in general and administration. We believe that we have good relations with our employees.

Contract Personnel

We also utilize contract personnel hired from third party agencies. As of December 28, 2008, we were utilizing approximately 1,391 contract personnel, primarily in our manufacturing operations.

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

Risks Related to the Business

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the fiscal year ended December 28, 2008, sales to Nokia Siemens accounted for approximately 31% of our net sales and sales to Alcatel-Lucent accounted for approximately 17% of our net sales. Nokia and Siemens, who combined their wireless business effective April 1, 2007, accounted for approximately 35% of our revenues in 2007. Alcatel-Lucent accounted for approximately 16% of our net revenues in fiscal 2007. Nokia Siemens and Alcatel-Lucent are our two largest customers and any decline in either of their business with us will have an adverse impact on our business, results of operations and financial condition. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, other original equipment manufacturers and network operator customers. Any fluctuations in demand from such customers or other customers would negatively impact our business, results of operations and financial condition. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one or more customers could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	the current economic crisis could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy;

•	consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	direct competition should a customer decide to increase its level of internal designing and/or manufacturing of wireless communication network products; and

•

concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declared bankruptcy or delayed payment of their receivables.

Our operating results have been adversely impacted by the worldwide economic crisis and credit tightening.

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis driven initially by the subprime mortgage crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. All of these factors combined are having a negative impact on the availability of financial capital which is contributing to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult or impossible for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they are finding it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this continues to occur, our revenues will be significantly reduced, thereby having a negative impact on our business, results of operations and financial condition. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of this economic recession or the impact on the wireless industry.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal years 2006 and 2007, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, beginning in the fourth quarter of 2006, when we acquired the wireless infrastructure division of Filtronic plc, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic Wireless businesses. As a result of this reduction and the general slowdown in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $249.4 million in the fourth quarter of 2005. This slowdown continued in the first six months of 2007, when our revenues declined from the fourth quarter of 2006. Our revenues also declined when compared to the first six months of 2006, even though the first six months of 2007 included the Filtronic Wireless acquisition. These types of reductions in overall market demand have had a negative impact on our business, results of operations and financial condition.

Beginning in the fourth quarter of 2008, the global economic crisis and related recession began to have an impact on our customers and their demand for our products. As a result of this economic crisis, our revenues decreased to $180.3 million in the fourth quarter of 2008 from $238.0 million in the third quarter of 2008, and $230.6 million in the fourth quarter of 2007. We currently anticipate that our customers will significantly reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This expected reduction in demand will have a negative impact on our business, results of operations and financial condition.

During fiscal 2005, 2006 and 2007, we also experienced a significant reduction in demand from Nortel. In the first quarter of 2009, Nortel filed for bankruptcy protection. Given the current economic climate, it is possible that one or more of our customers will suffer significant financial difficulties, including potentially filing for bankruptcy protection. In such an event, the demand for our products from these customers may decline significantly or cease completely. We cannot guarantee that we will be able to continue to generate new demand to offset any such reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations and financial condition will be negatively impacted.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G, or next generation service based products due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have in the past regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the global economic recession will continue throughout 2009, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks will result in reduced demand for our products which will have a material adverse effect on our business.

We may need additional capital in the future and such additional financing may not be available on favorable terms.

At December 28, 2008, we had approximately $50.3 million of cash, with $3.4 million of it restricted. While we generated $27.8 million in cash provided by operating activities in 2008, we used $26.2 million of cash in operating activities in 2007. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our revolving trade receivables purchase agreement or other sources of cash. While the revolving trade receivables purchase agreement, which expires May 15, 2009, gives us additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $306.3 million of remaining outstanding convertible debt that we issued in 2004 and 2007. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our common stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis, there can be no guarantee that such a market will be available to us. If such a market is not available, we may not be able to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties including the likelihood of decreased revenues in the current macro-economic environment, and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon the credit markets, which have recently become highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We may be adversely affected by the bankruptcy of our customers.

We may not successfully evaluate the creditworthiness of our customers. While we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, greater than anticipated nonpayment and delinquency rates could harm our financial results and liquidity. Given the current global economic recession, there are potentials risks and greater than anticipated customer defaults. In the first quarter of 2009, our customer Nortel filed for U.S. bankruptcy protection. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required and would negatively impact our business, results of operations and financial condition.

We may incur unanticipated costs as we complete the restructuring of our business.

We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our business, results of operations and financial condition. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the restructuring, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of our restructurings relate to cost savings associated with operational efficiencies and greater economies of scale. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of our business.

We may need to undertake restructuring actions in the future.

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with cost cutting measures and measures to improve the efficiency of our operations. As a result of business conditions, we may need to initiate restructuring actions that could result in restructuring charges which could have a material impact on our business, results of operations and financial condition. Such potential restructuring actions could include cash costs that could reduce our available cash balances, which would have a negative impact on our business.

The potential for increased commodity and energy costs may adversely affect our business, results of operations and financial condition.

The world economy experienced significant fluctuations in the price of oil and energy during 2008. During the first three quarters of 2008, such fluctuations resulted in significant price increases which translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices may negatively impact our business, results of operations and financial condition.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of any obligation by our customers to purchase their forecasted demand for our products;

•	costs associated with restructuring activities, including severance, inventory obsolescence and facility closure costs;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	costs associated with consolidating acquisitions;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs; and

•	discounts given to certain customers for large volume purchases.

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

Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, results of operations and financial condition.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have, in the past, adversely affected our business, results of operations and financial condition. Despite these factors, we, along with our contract manufacturers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers desire to purchase products in excess of the forecasted amounts or in a different product mix, there may not be enough inventory or manufacturing capacity to fill their orders.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens is concentrating their purchasing power at the surviving entities, which is placing further pricing pressures on the products we sell to such customers. Moreover, the current economic downturn may cause wireless service providers to be even more aggressive in demanding price reductions as they attempt to reduce costs. As a result, we may be forced to further reduce our prices to such customers, which would have a negative impact on our business and results of operations. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The weighted average sales price for our products declined approximately 6% to 9% from fiscal 2007 to fiscal 2008 and we expect that this will continue going forward. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

Our suppliers, contract manufacturers or customers could become competitors.

Many of our customers internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design wireless communications network products in an attempt to replace products manufactured by us. In addition, some customers threaten to undertake such activities if we do not agree to their requested price reductions. We believe that all of these practices will continue. In the event that our customers manufacture or design their own wireless communications network products, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our business, results of operations and financial condition. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us. If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, require us to reduce our prices, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our business, results of operations and financial condition.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003, in fiscal 2006, in fiscal 2007 and in the fourth quarter of fiscal 2008. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The current credit environment and the worldwide economic recession will likely result in a reduction of demand from some of our customers in the near term. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our operating results will be negatively impacted.

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

Our reliance on certain single-source and limited-source components and products also exposes us and our contract manufacturers to quality control risks if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in a single-source or limited-source component or product could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or redesign our products, we could lose customer orders or incur additional costs, which would have a material adverse effect on our business, results of operations and financial condition.

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

We have had quality problems with our products including those we have acquired in recent business acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, results of operations and financial condition. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in our recent acquisitions. While we intend to seek recovery of amounts that we have paid, or may pay in the future, to resolve warranty claims through indemnification from the prior manufacturer, such process can be costly and time consuming.

If we are unable to hire and retain highly qualified technical and managerial personnel, we may not be able to sustain or grow our business.

Competition for personnel, particularly qualified engineers, is intense. The loss of a significant number of such persons, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, results of operations and financial condition. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may also have a material adverse effect on our business.

We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are generally employed on an at- will basis and do not have non-compete agreements. Therefore, we have had, and may continue to have, employees leave us and go to work for competitors.

There are significant risks related to our internal and contract manufacturing operations in Asia and Europe.

As part of our manufacturing strategy, we utilize contract manufacturers in China, Europe, Singapore and Thailand. We also maintain our own manufacturing operations in China and Estonia, as well as the United States. We closed our Costa Rica manufacturing facility in December 2006, sold our Hungary manufacturing operations in December 2007, and began to discontinue manufacturing operations in Finland in the fourth quarter of 2008.

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

In September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. To date, this has not had a long-term impact on our operations in Thailand. If there were to be future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our operations and financial results.

We require air or ocean transport to ship products built in our various manufacturing locations to our customers. High energy costs have increased our transportation costs which has had a negative impact on our production costs. Transportation costs would also escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our business, results of operations and financial condition. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers, our delivery of products could be adversely delayed.

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

For fiscal years 2008, 2007, and 2006, international revenues (excluding North American sales) accounted for approximately 70%, 73% and 72% of our net sales, respectively. There are many risks that currently impact, and will continue to impact our international business and multinational operations, including the following:

•

compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including dealings with unionized labor pools in Europe and in Asia;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorist attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign based suppliers throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States and the rest of the world; and

•	political or civil turmoil.

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

Recently, the minimum bid price for our Common Stock listed on the NASDAQ Global Select Market has been below the $1.00 minimum. The NASDAQ MarketPlace Rules provide that one of the continuing listing requirements for an issuer’s common stock is having a minimum bid price of $1.00 per share. NASDAQ has announced a moratorium on the enforcement of this minimum bid requirement that is effective through April 20, 2009. If our stock price does not increase above $1.00 per share, we risk being delisted from the NASDAQ Global Select Market if the moratorium is not extended. We cannot control whether NASDAQ will agree to extend the moratorium in the future or the duration of any such moratorium.

If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets. Each of these alternatives will likely result in it being more difficult for investors to dispose of, or obtain accurate quotations as to the market value of, our Common Stock. In addition, there can be no assurance that our common stock will be eligible for trading on any of such alternative exchanges or markets.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 28, 2008, the closing price of our Common Stock ranged from a high of $7.45 to a low of $0.40 per share. During the first two months of 2009, the closing price of our Common Stock reached a low of $0.31 per share. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations regarding future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors;

•	lawsuits attempting to allege misconduct by the Company and its officers;

•	increases in the number of shares of our common stock outstanding; and

•	changes in the wireless industry.

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 31.3 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell our Common Stock at or above its acquisition price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet
Santa Ana, California	Owned	360,000
Salisbury, Maryland	Owned	79,000
Santa Ana, California	Leased	46,000
Merrimack, New Hampshire	Leased	37,000
Coppell, Texas	Leased	17,000

U.S. sub-total		539,000

Kempele, Finland	Owned	248,000
Suzhou, China	Leased	158,000
Hyderabad, India	Leased	39,000
Saku Vald, Estonia	Leased	38,000
Shanghai, China	Leased	21,000
Kista, Sweden	Leased	21,000
Shipley, United Kingdom	Leased	20,000

Non-U.S. sub-total		545,000

Total		1,084,000

Additionally, we maintain over 10 sales, engineering, and operating offices worldwide. In December 2006, we closed the Costa Rica manufacturing facility and the sale was completed in April 2008. During 2008, we closed the Salisbury, Maryland manufacturing operations and the building was held for sale at December 28, 2008.

ITEM 3.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint were that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims. On August 29, 2008, the defendants answered the amended complaint. Discovery has begun, and trial of the action is scheduled to commence on January 19, 2010. The defendants recently reached an agreement in principle with the lead plaintiff to settle the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by the Company’s directors and officers liability insurance. The proposed settlement is subject to both preliminary and final Court approval.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 28, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Powerwave’s Common Stock is quoted on the NASDAQ Global Select Market under the symbol PWAV. Set forth below are the high and low sales prices as reported by NASDAQ for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2008
First Quarter Ended March 30, 2008	$4.55	$2.12
Second Quarter Ended June 29, 2008	$4.49	$2.19
Third Quarter Ended September 28, 2008	$5.30	$3.37
Fourth Quarter Ended December 28, 2008	$4.05	$0.35

Fiscal Year 2007
First Quarter Ended April 1, 2007	$6.83	$4.75
Second Quarter Ended July 1, 2007	$6.95	$5.67
Third Quarter Ended September 30, 2007	$7.64	$5.97
Fourth Quarter Ended December 30, 2007	$6.36	$3.80

Holders

There were 616 stockholders of record as of February 18, 2009. We believe there are approximately 15,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Securities Authorized For Issuance Under Equity Compensation Plans

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of December 28, 2008, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1)
Approved by Shareholders	6,840,921	$8.34	5,981,935	(1)
Not Approved by Shareholders	—	—	—

Total	6,840,921	$8.34	5,981,935

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 380,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the three months ended December 28, 2008.

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
September 29 – November 2	—		—	—	—
November 3 – November 30	3,464	(1)	$0.58	—	—
December 1 – December 28	—		—	—	—

(1)

During November, the total number of shares purchased consisted solely of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder returns for our Common Stock with the cumulative total return of the S & P 500 Index and the S & P Communications Equipment Index. The presentation assumes $100 invested on December 28, 2003 in our Common Stock, the S & P 500 Index and the S & P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on our Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2004	$110	$111	$103
2005	$163	$116	$105
2006	$84	$135	$122
2007	$58	$142	$124
2008	$6	$90	$74

The material in this performance graph is not “soliciting” material and is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 and balance sheet data as of December 28, 2008 and December 30, 2007 set forth below have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended January 1, 2006 and January 2, 2005 and consolidated balance sheet data as of December 31, 2006, January 1, 2006, and January 2, 2005 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Fiscal Year Ended (in thousands, except per share data)
	December 28, 2008 (1)	December 30, 2007 (1)	December 31, 2006 (1) (2) (3)	January 1, 2006 (3) (4)	January 2, 2005 (3) (5)
Consolidated Statements of Operations Data:
Net sales	$890,234	$780,517	$716,886	$784,330	$448,868
Gross profit	147,528	87,251	90,891	204,653	104,383
Operating income (loss)	(380,043)	(300,271)	(135,839)	54,236	(27,304)
Income (loss) from continuing operations	(348,664)	(309,535)	(137,546)	52,560	(72,788)
Total discontinued operations, net of tax	—	—	(21,357)	(1,914)	666
Net income (loss)	(348,664)	$(309,535)	$(158,903)	$50,646	$(72,122)
Earnings (loss) per share from continuing operations:
Basic	$(2.66)	$(2.37)	$(1.19)	$0.51	$(0.81)
Diluted	$(2.66)	$(2.37)	$(1.19)	$0.44	$(0.81)
Earnings (loss) per share from discontinuing operations:
Basic	$—	$—	$(0.18)	$(0.02)	$0.01
Diluted	$—	$—	$(0.18)	$(0.02)	$0.01
Net earnings (loss) per share:
Basic	$(2.66)	$(2.37)	$(1.37)	$0.49	$(0.80)
Diluted	$(2.66)	$(2.37)	$(1.37)	$0.42	$(0.80)
Basic weighted average common shares	131,077	130,396	115,918	103,396	90,212
Diluted weighted average common shares	131,077	130,396	115,918	135,906	90,212

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$50,339	$65,517	$47,836	$237,479	$289,443
Working capital	$179,059	$192,160	$249,464	$384,677	$344,132
Total assets	$487,896	$981,094	$1,215,732	$1,130,184	$1,020,771
Long-term debt, net of current portion	$306,321	$350,000	$330,000	$330,000	$330,000
Total shareholders’ equity (deficit)	$(15,079)	$382,484	$651,598	$581,261	$515,612
Cash dividends per share	$—	$—	$—	$—	$—

(1)

Fiscal years 2006, 2007 and 2008 include significant restructuring and impairment charges (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

(2)

Fiscal year 2006 includes the financial results of Filtronic beginning October 2006 (see Note 15 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

(3)

In September 2006, we sold Arkivator Falköping AB, which has been classified as discontinued operations for all periods presented (see Note 16 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

(4)	Fiscal year 2005 includes the financial results of REMEC’s Wireless Infrastructure Business beginning September 2005.
(5)	Fiscal year 2004 includes the financial results of LGP Allgon beginning May 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those risk factors disclosed pursuant to Part 1, Item 1A.

Introduction and Overview

Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

During the last eight years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For the first three quarters of 2008, demand once again increased. In the fourth quarter of 2008, demand for our products was negatively impacted by the global economic crisis. We anticipate that the global credit crisis and economic recession that began in the fall of 2008 will lead to reduced capital spending and lower demand for our products in the near term. This will likely negatively impact our financial results in the near term. During 2008, we undertook several cost cutting initiatives aimed at lowering our operating expenses. These initiatives will continue and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

In the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets, as well as the global recession, and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. During fiscal 2006 and 2007, we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic Wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007 and 2008, we have focused on finalizing and implementing our plans to integrate this acquisition, consolidate operations and reduce our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last four years, these acquisitions do not provide any guarantee that our revenues will increase. As we leave 2008 and enter 2009, we have a number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure and positioning us to return to profitability.

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

Inventories

We value our inventories at the lower of cost (determined on an average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to estimated net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. Depending on the product line and other factors, provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory and are recorded as a charge to cost of sales. Our industry is characterized by rapid technological change, frequent new product development, and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past seven fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional charges in our cost of goods sold at the time of such determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (SFAS 109), a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

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

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109 (FIN 48), clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN 48 and have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years in these jurisdictions. The periods subject to examination for our U.S. federal return are the 2006 through 2008 tax years, including adjustments to net operating loss and credit carryovers to those years. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

During the year ended December 28, 2008, we recorded an impairment charge of $315.9 million related to the impairment of goodwill and $29.5 million related to the impairment of our intangible assets. See further discussion of this charge in Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to six years. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our remaining intangible or other long-lived assets are currently impaired, there have been impairments in the current year as well as in the past, and any future impairment of such assets could have a material adverse affect on our financial position and results of operations.

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for standard warranty-related costs based on our actual historical return rates and repair costs at the time of the sale and update such estimate throughout the warranty period. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We also have contractual commitments to various customers that require us to incur costs to repair an epidemic defect with respect to our products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to us and the costs of repair can be reasonably estimated. While we have experienced occasional significant costs due to epidemic defects, we have not historically regularly experienced significant costs related to epidemic defects. We cannot guarantee that we will not experience significant costs to repair epidemic defects in the future. A significant increase in product return rates, a significant increase in the costs to repair our products, or an unexpected epidemic defect in our products, could have a material adverse effect on our operating results during the period in which such returns or additional costs materialize.

Accruals for Restructuring and Impairment Charges

We recorded $368.3 million, $198.2 million and $58.6 million of restructuring and impairment charges during fiscal years 2008, 2007 and 2006, respectively. This includes charges of $315.9 million and $151.7 million related to the impairment of goodwill in 2008 and 2007, respectively, and impairment charges of $29.5 million and $2.7 million related to the impairment of our intangible assets in 2008 and 2007, respectively. See further discussions of these charges under Operating Expenses below and in Note 6 of the Notes to Consolidated Financial Statements.

2008 Restructuring Plan

In June 2008, we formulated and began to implement a plan to further consolidate operations and reduce manufacturing and operating expenses. As part of this plan, we closed our Salisbury, Maryland manufacturing facility and transferred most of the production to our other manufacturing operations. In addition, we closed our design and development center in Bristol, UK and began to discontinue manufacturing operations in Kempele, Finland. These actions were completed by the end of 2008.

A summary of the activity affecting our accrued restructuring liability related to the 2008 Restructuring Plan for the fiscal year ended December 28, 2008 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	$—	$—
Amounts accrued	6,641	1,865	8,506
Amounts paid/incurred	(3,592)	(1,114)	(4,706)
Effects of exchange rates	57	(166)	(109)

Balance at December 28, 2008	$3,106	$585	$3,691

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. We expect that the facility closure amounts will be paid out over the remaining lease term, which extends through September 2010.

2007 Restructuring Plan

In the second quarter of 2007, we formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, we closed our design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued our design and development center in Shipley, UK. Also as part of this plan, we sold our manufacturing operations located in Hungary to Sanmina SCI, a third party contract manufacturing supplier, and entered into a manufacturing services agreement with Sanmina SCI. The transaction included inventories and fixed assets and included a sublease of the existing facility, along with the assumption of certain liabilities, including all transferred employees. We finalized this plan in the fourth quarter of 2007.

A summary of the activity affecting our accrued restructuring liability related to the 2007 Restructuring Plan for the fiscal year ended December 28, 2008 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	$522	$522
Amounts accrued	60	1,462	1,522
Amounts paid/incurred	(60)	(1,343)	(1,403)
Effects of exchange rates	—	(90)	(90)

Balance at December 28, 2008	$—	$551	$551

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. We expect that the workforce reduction payments will be paid out by the end of the second quarter of 2009, and the facility closure amounts will be paid out over the remaining lease term, which extends through June 2009.

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic Wireless acquisition, we formulated and began to implement a plan to restructure our global manufacturing operations, including the consolidation of our manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China. The plan includes a reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. In addition, we also ceased the production of certain product lines manufactured at these facilities to eliminate duplicative product lines.

A summary of the activity affecting our accrued restructuring liability related to the 2006 Plan for Consolidation of Operations at December 28, 2008, and December 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$271	$616	$887
Excess reserves offset to goodwill	(15)	—	(15)
Amounts accrued	(12)	1,201	1,189
Amounts paid/incurred	(236)	(1,692)	(1,928)
Effects of exchange rates	(8)	21	13

Balance at December 28, 2008	$—	$146	$146

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146. Our restructuring and integration plans are subject to continued future refinement as additional information becomes available. We expects that all of the remaining payments on this plan will be made in the first half of 2009.

Integration of LGP Allgon and REMEC Inc.’s Wireless Systems Business

We recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC Inc.’s Wireless Systems Business and LGP Allgon’s operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The implementation of the restructuring and integration plan is substantially complete.

A summary of the activity affecting our accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for fiscal years ended December 28, 2008 and December 30, 2007 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 30, 2007	$2,143
Excess reserves offset to goodwill	(439)
Amounts accrued	121
Amounts paid/incurred, net	(415)
Effect of exchange rates	15

Balance at December 28, 2008	$1,425

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

Newly Adopted Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of the provisions of SFAS No. 157, Fair Value Measurement (SFAS 157), in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately. The adoption did not have a material impact on our business, results of operations and financial condition.

In June 2007, the FASB ratified EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on our business, results of operations and financial condition.

In June 2007, the FASB ratified EITF No. 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on our business, results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 on December 31, 2007. The adoption of SFAS 159 did not have a material impact on our results of operations and financial condition.

In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. We adopted SFAS 157 on December 31, 2007. The adoption of SFAS 157 did not have a material impact on our business, results of operations and financial condition.

New Accounting Pronouncements

In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS

No. 141R (revised 2007), Business Combinations (SFAS 141R), and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 08-7 to have an impact on our business, results of operations and financial condition.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our business, results of operations and financial condition.

In December 2007, the FASB issued SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), an amendment of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (ARB 51). SFAS 141R will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R and SFAS 160 to have a material impact on our business, results of operations and financial condition.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the years ended December 28, 2008, December 30, 2007, and December 31, 2006:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	77.2	81.8	80.1
Intangible asset amortization	2.1	2.5	2.1
Acquired inventory incremental costs	—	—	0.3
Restructuring and impairment charges	4.1	4.5	4.8

Total cost of sales	83.4	88.8	87.3

Gross profit	16.6	11.2	12.7
Operating expenses:
Sales and marketing	5.1	6.8	5.4
Research and development	8.7	10.9	9.9
General and administrative	7.1	9.6	8.1
Intangible asset amortization	1.1	1.4	1.4
In-process research and development	—	—	3.5
Restructuring and impairment charges	1.8	1.5	3.3
Goodwill impairment charge	35.5	19.4	—

Total operating expenses	59.3	49.6	31.6

Operating loss	(42.7)	(38.4)	(18.9)
Other income (expense), net	3.9	(0.3)	0.4

Loss from continuing operations before income taxes	(38.8)	(38.7)	(18.5)
Income tax provision	0.4	1.0	0.7

Loss from continuing operations	(39.2)	(39.7)	(19.2)

Discontinued operations, net of income taxes:
Income (loss) from discontinued operations	—	—	0.3
Loss on sale of subsidiary	—	—	(3.3)

Total discontinued operations, net of tax	—	—	(3.0)

Net loss	(39.2)%	(39.7)%	(22.2)%

Years ended December 28, 2008 and December 30, 2007

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G, and WiMax wireless communications networks throughout the world.

Sales increased by 14% to $890.2 million for the year ended December 28, 2008, from $780.5 million, for the year ended December 30, 2007. This increase was due to several factors, which included higher demand from our direct network operator customers, which increased by approximately $120.4 million or 57% for the year ended December 28, 2008 as compared with the year ended December 30, 2007. These increases were slightly offset by a reduction in our sales to original equipment manufacturer customers, which decreased by $10.6 million or 2% from 2007 to 2008. For the first three quarters of 2008, we experienced stronger demand from our direct network operator customers, as we believe many operators were spending to expand their 3G data capabilities in order to support increased user demand for data intensive services on their wireless networks.

The following table presents a further analysis of our sales based upon our various customer groups:

	Fiscal Years Ended (in thousands)
Customer Group	December 28, 2008		December 30, 2007
Wireless network operators and other	$333,030	37%	$212,675	27%
Original equipment manufacturers	557,204	63%	567,842	73%

Total	$890,234	100%	$780,517	100%

The following table presents a further analysis of our sales based upon our various product groups:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Group	December 28, 2008		December 30, 2007
Antenna systems	$233,090	26%	$160,974	21%
Base station systems	571,526	64%	565,084	72%
Coverage systems	85,618	10%	54,459	7%

Total	$890,234	100%	$780,517	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage solutions consist primarily of repeaters and advanced coverage solutions. The increase in all three product groups is due to the impact of higher demand from our direct network operator customers during the year ended December 28, 2008 as compared to the year ended December 30, 2007. In addition, the increase in coverage systems sales was due to increased demand for data service within indoor networks, such as those included within the coverage solutions group.

We track the geographic location of our sales based upon the location of our customers to which our products are shipped. Since many of our customers purchase products from us at central locations and then reship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of our products.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 28, 2008		December 30, 2007
Americas	$281,528	32%	$220,798	28%
Asia	302,169	34%	203,904	26%
Europe	274,977	31%	334,095	43%
Other international	31,560	3%	21,720	3%

Total net sales	$890,234	100%	$780,517	100%

Revenues in the Americas increased by 28% during fiscal 2008 as compared to fiscal 2007, primarily as a result of increased demand from direct network operator customers. The 48% increase in revenues in the Asia region is largely attributable to an increase in original equipment manufacturers taking delivery of products in Asia for the Asian market, and increased demand in parts of the region including China, India and South Korea. The reduction in European revenues relates primarily to the shift in original equipment manufacturer deliveries to Asia as mentioned above. In addition, weakness in the European direct operator market continued to contribute to the overall decline in revenues for Europe. The 45% increase in other international markets is primarily related to increased direct network operator sales in the Middle East. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a predictable trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has changed significantly against many other currencies. Due to the general increase in value of foreign currencies compared to the U.S. Dollar, the value of non-U.S. Dollar sales, as expressed in U.S. Dollars, has increased this year. We have calculated that when comparing exchange rates in effect for the year ended December 30, 2007 to those in effect for the year ended December 28, 2008, approximately 4.7% of our 2008 revenues could be attributable to the increase in the value of foreign currencies as compared to the U.S. Dollar. During the fourth quarter of 2008, the U.S. Dollar strengthened dramatically against most foreign currencies. If this continues, the value of our sales in foreign currencies would decline.

For the year ended December 28, 2008, total sales to Nokia Siemens accounted for approximately 31% of sales and sales to Alcatel-Lucent accounted for approximately 17% for the period. For the year ended December 30, 2007, total sales to Nokia Siemens accounted for approximately 35% of sales and sales to Alcatel-Lucent accounted for approximately 16%. Notwithstanding our prior acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 28, 2008		December 30, 2007
Net sales	$890,234	100.0%	$780,517	100.0%
Cost of sales:
Cost of goods	687,310	77.2%	638,487	81.8%
Intangible asset amortization	19,166	2.1%	19,609	2.5%
Acquired inventory incremental costs	—	—	—	—
Restructuring and impairment charges	36,230	4.1%	35,170	4.5%

Total cost of sales	742,706	83.4%	693,266	88.8%

Gross profit	$147,528	16.6%	$87,251	11.2%

Our total gross profit increased during fiscal 2008 compared to fiscal 2007, primarily as a result of our increased revenues and cost reduction activities over the last year. Our increased revenues allowed us to absorb more of our manufacturing cost overhead and fixed costs, which in turn improves our gross margins. In addition, our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margins. Also contributing to the increase in our gross margins for fiscal 2008 was a significant increase in direct network operator sales, which typically carry higher margins than our original equipment manufacturer based sales. The completion of the Filtronic Wireless acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which were not being absorbed by our lower revenues during fiscal 2007. We incurred approximately $36.2 million of restructuring and impairment charges in cost of sales during fiscal 2008, primarily related to the write-down and impairment of certain intangibles, which amounted to $29.5 million. The balance of these charges was related to the closures of our manufacturing facilities in Salisbury, Maryland and China, and related impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue. For fiscal 2007, we incurred a total of $35.2 million of restructuring and impairment costs primarily related to the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructure activities. We also recorded a $2.7 million intangible asset impairment for fiscal 2007 (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision to close or transfer our Salisbury, Maryland, Finland, Hungary, Shanghai and Wuxi, China manufacturing operations as part of our plans to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…; and Our reliance on contract manufacturers exposes us to risks…” under Part I, Item 1A, Risk Factors.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
Operating Expenses	December 28, 2008		December 30, 2007
Sales and marketing	$44,857	5.1%	$52,991	6.8%
Research and development	77,652	8.7%	84,992	10.9%
General and administrative	63,491	7.1%	75,267	9.6%
Intangible asset amortization	9,508	1.1%	11,033	1.4%
In-process research and development	—	—	208	0.0%
Restructuring and impairment charges	16,178	1.8%	11,296	1.5%
Goodwill impairment charge	315,885	35.5%	151,735	19.4%

Total operating expenses	$527,571	59.3%	$387,522	49.6%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $8.1 million, or 15%, during fiscal 2008 as compared to fiscal 2007. The decrease resulted primarily from decreased payroll associated with personnel reductions over the last year, as well as decreased travel expenses, lower marketing expenses, and lower bad debt costs.

Research and development expenses consist primarily of ongoing product design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $7.3 million, or 9%, during fiscal 2008 as compared to fiscal 2007, primarily due to decreased payroll associated with personnel reductions offset slightly by the increase in engineering resources in India. In addition, for fiscal 2008 we had reduced material expenses and lower general office expenses as well as decreased development activities.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $11.8 million, or 16%, during fiscal 2008 as compared to fiscal 2007. This decrease was due to several factors including, decreased payroll associated with lower personnel levels as a result of the various facility closures, lower travel expenses and decreased general office expenses.

In addition, total operating expenses includes approximately $4.8 million for compensation expense that was recognized during fiscal 2008 for restricted stock, stock options, and employee stock purchase plan awards pursuant to SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). During fiscal 2007, approximately $4.9 million was recorded for similar expenses.

Amortization of customer-related intangibles from our prior acquisitions amounted to $9.5 million for fiscal 2008, compared to $11.0 million for fiscal 2007. The decrease in 2008 was related to certain intangibles being fully amortized during 2008 and the impairment of intangibles in the fourth quarter of 2008.

We recorded a one-time charge in fiscal 2007 of $0.2 million for purchased in-process research and development associated with the acquisition of Cognition Networks LLC in the fourth quarter of 2007. This charge related to certain product development activities of the acquired businesses that had not reached technological feasibility such that successful development was uncertain and no future alternative uses existed.

For fiscal 2008, we recognized restructuring and impairment charges of $16.2 million. This includes expenses related to the closure of our design and development center in Bristol, UK and the closure of manufacturing facilities in Salisbury, Maryland, Finland and China. These expenses include impairment charges related to the closure and sale of said facilities and severance costs related to the reduction of personnel. For fiscal 2007, we recognized restructuring and impairment charges of $11.3 million.

For fiscal 2008, we recorded a goodwill impairment charge of $315.9 million, compared to an impairment charge of $151.7 million for fiscal 2007. For further discussion of these charges, see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

We operate in a single operating segment and reporting unit, and determined the fair value of the reporting unit which equates to our entire company by utilizing our common stock price, which is quoted on the NASDAQ Global Select Market along with a control premium based upon recent transactions of comparable companies. We determined the fair value of our intangible assets by using the discounted cash flow method.

Other Income (Expense), net

The following table presents a breakdown of other income (expense), net:

	Fiscal Years Ended (in thousands)
	December 28, 2008		December 30, 2007
Interest income	$682	0.1%	$2,137	0.3%
Interest expense	(11,233)	(1.3)%	(10,086)	(1.3)%
Foreign currency gain, net	11,455	1.3%	910	0.1%
Other income, net	33,937	3.8%	4,973	0.6%

Other income (expense), net	$34,841	3.9%	$(2,066)	(0.3)%

Interest income decreased by $1.5 million during fiscal 2008 primarily due to our lower cash balances, as well as the significantly reduced short-term interest rates. Interest expense increased by $1.1 million due primarily to additional interest expense related to the issuance of $150.0 million 3.875% subordinated convertible notes in September 2007 as well as interest expense related to borrowings under our line of credit during fiscal 2008. We recognized a net foreign currency gain of $11.5 million for the year ended December 28, 2008, primarily due to the strength of the U.S. Dollar versus several currencies, including the Euro and Swedish Krona, as compared to the year ended December 30, 2007. The increase in other income, net is primarily due to the gain of $32.2 million that we recognized on the purchase of $43.7 million par value of outstanding 1.875% convertible subordinated notes due 2024 that were purchased at a discount.

Income Tax Provision

Our effective tax rate for the year ended December 28, 2008 was an expense of approximately 1.0% of our pre-tax losses of $345.2 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the year ended December 30, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, during 2007, income tax expense was impacted by a required income tax payment of approximately $1.6 million related to the sale of our building in the Philippines, as well as a charge of $0.4 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 tax year.

Net Loss

The following table presents a reconciliation of operating loss from continuing operations to net loss:

	Fiscal Years Ended (in thousands)
	December 28, 2008	December 30, 2007
Operating loss	$(380,043)	$(300,271)
Other income (expense), net	34,841	(2,066)

Loss from continuing operations before income taxes	(345,202)	(302,337)
Income tax provision	3,462	7,198

Net loss	$(348,664)	$(309,535)

Our net loss from continuing operations for fiscal 2008 of $348.7 million compared to a net loss from continuing operations of $309.5 million for fiscal 2007. The increase in the loss during fiscal 2008 as compared to fiscal 2007 is primarily due to the goodwill impairment charge of $315.9 million incurred in the fourth quarter of 2008, versus the goodwill impairment charge of $151.7 million incurred in 2007.

Years ended December 30, 2007 and December 31, 2006

Net Sales

Sales increased by 9% to $780.5 million, for the year ended December 30, 2007, from $716.9 million, for the year ended December 31, 2006. This increase was due to several factors, which included significantly higher demand from our original equipment manufacturer customers, which increased by $133.1 million or 31% from fiscal year 2006 to 2007. The major contributors to this increase were Alcatel-Lucent, which increased by $88.9 million, and Nokia Siemens, which increased by $30.5 million. These increases were offset by a reduction in our direct operator sales channel, which decreased by $69.5 million or 25% from 2006 to 2007. These numbers reflect a full year of net sales from the acquisition of Filtronic in 2007. For 2007, we experienced further weakness in both the European and North American direct operator channels compared to 2006. We believe that this reduction was due to several issues, including the low spending level by AT&T during the first half of 2007, and delays in the deployment of T-Mobile’s North American 3G network during 2007. In addition, European network operators reduced spending on their 3G networks during 2007.

The following table presents a further analysis of our sales based upon our various customer groups:

	Fiscal Years Ended (in thousands)
Customer Group	December 30, 2007		December 31, 2006
Wireless network operators and other	$212,675	27%	$282,131	39%
Original equipment manufacturers	567,842	73%	434,755	61%

Total	$780,517	100%	$716,886	100%

The following table presents a further analysis of our sales based upon our various product groups:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Group	December 30, 2007		December 31, 2006
Antenna systems	$160,974	21%	$195,879	27%
Base station systems	565,084	72%	449,276	63%
Coverage systems	54,459	7%	71,731	10%

Total	$780,517	100%	$716,886	100%

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 30, 2007		December 31, 2006
Americas	$220,798	28%	$205,702	29%
Asia	203,904	26%	102,766	14%
Europe	334,095	43%	396,837	55%
Other international	21,720	3%	11,581	2%

Total net sales	$780,517	100%	$716,886	100%

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

Our total gross profit decreased during fiscal 2007 compared to fiscal 2006 primarily as a result of our cost of goods sold increasing as a percentage of our revenues due to increased charges for inventory obsolescence, compared to 2006. For 2007, our total inventory excess and obsolete charges were $18.5 million, compared to $13.4 million for 2006. We also incurred a full year of the increased manufacturing overhead costs associated with the Filtronic Wireless Acquisition, which was completed in October 2006. Also contributing to the reduction in our gross profit percentage was a reduction in direct operator sales as a percentage of total sales, which typically have carried higher margins than our original equipment manufacturers based sales. For 2007, direct operator sales were approximately 27% of our total revenues, compared to approximately 39% of total revenues for 2006. For both 2007 and 2006, we incurred significant restructuring and impairment charges. For 2007, these charges relate to several areas, including our completion of the China manufacturing consolidation, our manufacturing consolidation and restructuring activities, and the restructuring of our contract manufacturing relationships. For 2006, these charges are related to restructuring plans implemented in conjunction with the China manufacturing consolidation and certain acquisitions related restructuring plans (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

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

Amortization of customer-related intangibles from our acquisitions, amounted to $11.0 million for fiscal 2007, compared to $9.6 million for fiscal 2006.

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

For fiscal 2007, we recorded a goodwill impairment charge of $151.7 million. In the fourth quarter of 2007, the market value of our common stock substantially declined. As a result of this decline, we determined that we had an indicator of impairment of our goodwill, and an interim test of goodwill impairment was required. As a result, we performed a two-step impairment test. Based upon the test, we determined that our goodwill was impaired, and step-two was required to measure the impairment. In the fourth quarter of 2007, we completed the step-two test of our goodwill and recorded a charge of $151.7 million.

Other Income (Expense), net

The following table presents a breakdown of other income (expense), net:

	Fiscal Years Ended (in thousands)
	December 30, 2007		December 31, 2006
Interest income	$2,137	0.3%	$7,301	1.0%
Interest expense	(10,086)	(1.3)%	(7,931)	(1.1)%
Foreign currency gain, net	910	0.1%	205	0.0%
Other income, net	4,973	0.6%	3,333	0.5%

Other income (expense), net	$(2,066)	(0.3)%	$2,908	0.4%

Interest income decreased by $5.2 million during fiscal 2007 primarily due to reduction of cash balances in relation to the completion of the Filtronic Wireless Acquisition in the fourth quarter of 2006 which included the payment of $185 million of cash. Interest expense increased by $2.2 million, which primarily reflects additional interest expense related to the issuance in September 2007 of $150.0 million par value 3.875% convertible subordinated notes due October 2027, and interest expense related to borrowings under our line of credit during fiscal 2007. We also recognized an increase in our net foreign currency gain of $0.7 million for fiscal 2007 due to the weaker U.S. Dollar versus most major currencies. Other income, net consists of rental income and other miscellaneous income and expenses.

Income Tax Provision

Our effective tax rate for the year ended December 30, 2007 was an expense of approximately 2.4% of our pre-tax losses of $302.3 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the year ended December 30, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions.

Net Loss

The following table presents a reconciliation of operating loss from continuing operations to net loss:

	Fiscal Years Ended (in thousands)
	December 30, 2007	December 31, 2006
Operating loss	$(300,271)	$(135,839)
Other income (expense), net	(2,066)	2,908

Loss from continuing operations before income taxes	(302,337)	(132,931)
Income tax provision	7,198	4,615

Loss from continuing operations	(309,535)	(137,546)

Discontinued operations, net of income taxes:
Income from discontinued operations	—	2,107
Loss on sale of subsidiary	—	(23,464)

Total discontinued operations, net of tax	—	(21,357)

Net loss	$(309,535)	$(158,903)

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

Summarized financial information for discontinued operations is set forth below:

Fiscal Year Ended (in thousands) December 31, 2006
Net sales	$35,736

Income from discontinued operations (net of tax expense of $819)	2,107
Loss on sale of subsidiary	(23,464)

Total discontinued operations, net of tax	$(21,357)

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility. As of December 28, 2008, we had working capital of $173.4 million, including $46.9 million in unrestricted cash and cash equivalents as compared to working capital of $192.2 million at December 30, 2007, which included $58.2 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the years ended December 28, 2008 and December 30, 2007:

	Fiscal Years Ended (in thousands)
	December 28, 2008	December 30, 2007
Net cash provided by (used in):
Operating activities	$27,806	$(26,197)
Investing activities, including acquisitions	(9,195)	5,155
Financing activities	(23,940)	34,479
Effect of foreign currency translation	(5,916)	3,170

Net increase (decrease) in cash and cash equivalents	$(11,245)	$16,607

Net cash provided by operations during fiscal 2008 was $27.8 million as compared to a net cash use of $26.2 million during fiscal 2007. The increase in cash provided by operations during the fiscal 2008 is primarily due to an improved gross profit margin when compared to fiscal 2007.

Net cash used in investing activities during the year ended December 28, 2008 was $9.2 million as compared to net cash provided by investing activities during fiscal 2007 of $5.2 million. The $9.2 million in net cash used in investing activities during fiscal 2008 represents a reduction in our restricted cash of $3.9 million and net proceeds from the sale of our Costa Rica building of approximately $3.9 million, offset by capital expenditures of $13.5 million and payment of a deferred acquisition payment of $4.1 million. For fiscal 2007, the $5.2 million of cash provided by investing activities represents an increase in our restricted cash of $1.1 million, capital expenditures of $14.3 million offset by net proceeds of $13.8 million primarily related to the sale of our Sweden facility and $6.8 million from settlements from previous acquisitions. Total capital expenditures for the years ended December 28, 2008 and December 30, 2007 were approximately $13.5 million and $14.3 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas.

Net cash used in financing activities of $23.9 million during fiscal 2008 relates primarily to the $13.6 million redemption of the 1.25% convertible notes due July 2008, excluding accrued interest, and the repurchase of $43.7 million par value of our 1.875% convertible subordinated notes due November 2024 for approximately $10.9 million. Net cash provided by financing activities for fiscal 2007 of $34.5 million was primarily related to the issuance of the $150.0 million of 3.875% convertible subordinate notes, offset by the repurchase of approximately $116.4 million par value of our 1.25% convertible subordinate notes due July 2008.

In the fourth quarter of 2008, we purchased and retired $43.7 million par value of our 1.875% convertible subordinated notes due November 2024. Additionally, in the third quarter of 2008, we repaid the outstanding principal and accrued interest totaling $13.7 million on our 1.25% convertible subordinated notes due July 2008 and paid $4.1 million as deferred consideration relating to a prior acquisition. During 2008, we paid approximately $16.7 million related to a deferred tax claim associated with our acquisition of LGP Allgon. Despite these one time expenditures, we currently believe that our existing cash balances, funds expected to be generated from operations and potential borrowings under our receivables facility will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our credit facility with Deutsche Bank AG, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We had a total of $306.3 million of long-term convertible subordinated notes outstanding at December 28, 2008. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Financing Activities

On May 15, 2008, we amended our Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”) and extended the termination date to May 15, 2009. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the Receivables Purchase Agreement may not exceed $65.0 million at any given time. The Receivables Purchase Agreement is subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. At December 28, 2008, there were no balances outstanding under the Receivables Purchase Agreement. Proceeds from the Receivables Purchase Agreement would be available for working capital and for other general corporate purposes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of December 28, 2008, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term Debt

At December 28, 2008, we had no short-term debt outstanding.

Long-Term Debt

At December 28, 2008, we had $306.3 million of long-term debt, consisting of our outstanding $150.0 million par value 3.875% convertible subordinated notes due October 2027 and $156.3 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder (see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.)

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

Contractual Obligations

As of December 28, 2008, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest) (1) (2)	$8,743	$17,487	$17,487	$418,118	$461,835
Operating lease obligations	4,261	4,387	1,529	658	10,835
Purchase commitments with contract manufacturers	23,252	—	—	—	23,252
Other purchase commitments	28,123	—	—	—	28,123

Total contractual obligations and commercial commitments	$64,379	$21,874	$19,016	$418,776	$524,045

(1)

Holders of the $156.3 million outstanding principal amount of convertible subordinated notes due 2024 may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

(2)

Holders of the $150.0 million outstanding principal amount of convertible subordinated notes due 2027 may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase

We believe that our existing cash balances and funds expected to be generated from future operations and our available credit facilities will be sufficient to satisfy these contractual obligations and commercial commitments and that the ultimate payments associated with these commitments will not have a material adverse effect on our liquidity position.

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

During the year ended December 28, 2008, we granted options to purchase a total of 1,516,000 shares of Common Stock and 450,000 shares of restricted stock to employees. After deducting 1,671,660 shares for options forfeited, the result was net options and restricted stock granted of 294,340. Net options granted during the year represented 0.2% of our total outstanding common shares of 131,637,460 as of December 28, 2008.

The following table summarizes the net stock option and restricted stock grants to our employees and executive officers during the three most recent fiscal periods:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net grants (forfeitures) during the period as a % of total outstanding common shares	0.2%	0.6%	0.8%
Grants to executive officers during the period as a % of total options granted during the period	21.6%	29.3%	27.0%
Grants to executive officers during the period as a % of total outstanding common shares	0.3%	0.5%	0.4%
Cumulative options held by executive officers as a % of total options outstanding	34.7%	32.6%	34.8%

At December 28, 2008, a total of 5,960,360 options were available for grant under all of our option plans and a total of 21,575 shares of Common Stock were held in escrow to cover all remaining exercises under the 1995 Stock Option Plan. See Note 13 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data included herein for additional information regarding the 1995 Stock Option Plan.

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of December 28, 2008. For purposes of this table, in-the-money stock options are those options with an exercise price less than $0.50 per share, the closing price of our Common Stock on December 26, 2008, the last trading day of the fiscal year, and out-of-the-money stock options are stock options with an exercise price greater than or equal to the $0.50 per share closing price. In addition, at December 28, 2008, there were a total of 380,000 shares of restricted common stock awards outstanding.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	—	$—	60,000	$0.49	60,000
Out-of-the-Money	3,724,870	10.62	3,056,051	5.73	6,780,921

Total Options Outstanding	3,724,870	$10.62	3,116,051	$5.63	6,840,921

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, capital leases and long-term debt. At December 28, 2008, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 70% of our net sales during fiscal 2008, 73% of our fiscal 2007 net sales and 72% of our fiscal 2006 net sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, certain of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations. For the year ended December 28, 2008, due to the increased value of the U.S. Dollar, we recorded a foreign exchange translation gain of $11.5 million. There can be no assurance that we will not incur additional foreign exchange translation losses in the future if the Dollar begins to weaken.

We implemented a limited hedging program in the fourth quarter of 2008 utilizing derivative instruments to assist in managing our foreign exchange rate risk. Based on our overall foreign exchange rate exposure at December 28, 2008, a change in the Euro, the Chinese Yuan, the Indian Rupee or the Swedish Krona could have a material effect on our consolidated results of operations or cash flows.

Interest Rate Risk

As of December 28, 2008, we had cash equivalents of approximately $50.3 million in both interest and non-interest bearing accounts, including restricted cash. We also had $156.3 million of our convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875% and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. Short-term investment rates have decreased significantly during 2008 as the U.S. Federal Reserve has attempted to soften the impacts of the economic slowdown and subprime mortgage issues. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at December 28, 2008, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition. The world economy experienced significant increases in the price of oil and energy during the first three quarters of 2008. Such increases have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs have negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. Further increases in energy prices may negatively impact our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended December 28, 2008, December 30, 2007, and December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the years ended December 28, 2008, December 30, 2007, and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes in 2007. As discussed in Notes 2 and 13 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended December 31, 2006 as a result of adopting FASB Statement No. 123R, Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the internal control over financial reporting of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 28, 2008, of the Company and our report dated March 2, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

March 2, 2009

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 28, 2008	December 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$46,906	$58,151
Restricted cash	3,433	7,366
Accounts receivable, net of allowance for sales returns and doubtful accounts of $9,478 and $11,897 at December 28, 2008 and December 30, 2007, respectively	213,871	237,657
Inventories	81,098	94,310
Prepaid expenses and other current assets	25,303	36,654
Deferred tax assets	3,204	2,831

Total current assets	373,815	436,969
Property, plant and equipment, net	98,616	113,027
Intangible assets, net	3,803	64,092
Asset held for sale	4,845	3,900
Goodwill	—	353,189
Other assets	6,817	9,917

TOTAL ASSETS	$487,896	$981,094

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$139,267	$128,088
Accrued payroll and employee benefits	12,286	14,635
Accrued income taxes	—	26,211
Accrued restructuring costs	5,813	3,552
Accrued expenses and other current liabilities	37,390	58,706
Current portion of long-term debt	—	13,617

Total current liabilities	194,756	244,809
Long-term debt	306,321	350,000
Other liabilities	1,898	3,801

Total liabilities	502,975	598,610

Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,637,460 shares issued and outstanding at December 28, 2008; and 131,016,557 shares issued and outstanding at December 30, 2007	765,204	759,888
Accumulated other comprehensive income (loss)	14,245	68,460
Accumulated deficit	(794,528)	(445,864)

Total shareholders’ equity (deficit)	(15,079)	382,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$487,896	$981,094

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 28, 2008	December 30, 2007	December 31, 2006
Net sales	$890,234	$780,517	$716,886
Cost of sales:
Cost of goods	687,310	638,487	573,975
Intangible asset amortization	19,166	19,609	14,990
Acquired inventory incremental costs	—	—	2,414
Restructuring and impairment charges	36,230	35,170	34,616

Total cost of sales	742,706	693,266	625,995

Gross profit	147,528	87,251	90,891
Operating expenses:
Sales and marketing	44,857	52,991	38,836
Research and development	77,652	84,992	71,193
General and administrative	63,491	75,267	58,016
Intangible asset amortization	9,508	11,033	9,592
In-process research and development	—	208	25,100
Restructuring and impairment charges	16,178	11,296	23,993
Goodwill impairment charge	315,885	151,735	—

Total operating expenses	527,571	387,522	226,730

Operating loss	(380,043)	(300,271)	(135,839)
Other income (expense), net	34,841	(2,066)	2,908

Loss from continuing operations before income taxes	(345,202)	(302,337)	(132,931)
Income tax provision	3,462	7,198	4,615

Loss from continuing operations	(348,664)	(309,535)	(137,546)

Discontinued operations, net of income taxes:
Income from discontinued operations	—	—	2,107
Loss on sale of subsidiary	—	—	(23,464)

Total discontinued operations, net of tax	—	—	(21,357)

Net Loss	$(348,664)	$(309,535)	$(158,903)

Basic loss per share:
Loss from continuing operations	$(2.66)	$(2.37)	$(1.19)
Loss from discontinued operations, net of income taxes	—	—	(0.18)

Net Loss	$(2.66)	$(2.37)	$(1.37)

Diluted loss per share:
Loss from continuing operations	$(2.66)	$(2.37)	$(1.19)
Loss from discontinued operations, net of income taxes	—	—	(0.18)

Net Loss	$(2.66)	$(2.37)	$(1.37)

Shares used in the computation of loss per share:
Basic and diluted	131,077	130,396	115,918

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net loss	$(348,664)	$(309,535)	$(158,903)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(54,215)	33,250	52,898

Comprehensive loss	$(402,879)	$(276,285)	$(106,005)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2006	111,138	$577,538	$(2,500)	$(17,688)	$23,911	$581,261
Reclassification of deferred stock-based compensation	—	(2,500)	2,500	—	—	—
Issuance of Common Stock for acquisition	17,700	163,118	—	—	—	163,118
Issuance of Common Stock related to employee stock-based compensation plans	1,250	12,256	—	—	—	12,256
Repurchase of common stock	(7)	(46)	—	—	—	(46)
Amortization of deferred stock-based compensation	—	1,014	—	—	—	1,014
Foreign currency translation adjustments	—	—	—	52,898	—	52,898
Net loss	—	—	—	—	(158,903)	(158,903)

Balance at December 31, 2006	130,081	$751,380	$—	$35,210	$(134,992)	$651,598
Implementation of FIN 48					(1,337)	(1,337)
Issuance of Common Stock related to employee stock-based compensation plans	997	3,973	—	—	—	3,973
Repurchase of common stock	(61)	(352)	—	—	—	(352)
Stock-based compensation expense	—	4,887	—	—	—	4,887
Foreign currency translation adjustments	—	—	—	33,250	—	33,250
Net loss	—	—	—	—	(309,535)	(309,535)

Balance at December 30, 2007	131,017	$759,888	$—	$68,460	$(445,864)	$382,484
Issuance of Common Stock related to employee stock-based compensation plans	789	1,086	—	—	—	1,086
Repurchase of common stock	(169)	(524)	—	—	—	(524)
Stock-based compensation expense	—	4,754	—	—	—	4,754
Foreign currency translation adjustments	—	—	—	(54,215)	—	(54,215)
Net loss	—	—	—	—	(348,664)	(348,664)

Balance at December 28, 2008	131,637	$765,204	$—	$14,245	$(794,528)	$(15,079)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(348,664)	$(309,535)	$(158,903)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,219	56,015	56,511
Goodwill impairment charge	315,885	151,735	—
Loss on disposal of Arkivator	—	—	23,464
In-process research and development charge	—	208	25,100
Non-cash restructuring and impairment charges	52,408	46,466	52,996
Provision for sales returns and doubtful accounts	878	4,073	217
Provision for excess and obsolete inventories	5,854	18,496	15,799
Deferred income taxes	(373)	(1,972)	(10,394)
Compensation costs related to stock-based awards	4,754	4,887	4,143
Gain on repurchase of convertible debt	(32,207)	(2,211)	—
Gain on disposal of property, plant and equipment	(466)	(678)	(1,374)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,886	(19,915)	97,747
Inventories	(3,051)	38,456	(74,851)
Prepaid expenses and other current assets	10,140	16,165	(28,993)
Accounts payable	9,881	8,341	(33,759)
Accrued expenses and other current liabilities	(44,523)	(34,278)	(15,594)
Other non-current assets	939	(1,642)	(8,234)
Other non-current liabilities	246	(808)	1,882

Net cash provided by (used in) operating activities	27,806	(26,197)	(54,243)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(13,536)	(14,307)	(10,869)
Restricted cash	3,933	(1,074)	(730)
Proceeds from the sale of property, plant and equipment	4,513	13,753	21,789
Proceeds from sale of assets held for sale	—	—	4,644
Proceeds from sale of business	—	—	24,723
Acquisitions, net of cash acquired	(4,105)	6,783	(191,593)

Net cash provided by (used in) investing activities	(9,195)	5,155	(152,036)
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	150,000	—
Debt issue costs	—	(4,863)	—
Retirement of debt	(24,502)	(113,740)	—
Repurchase of common stock	(524)	(352)	—
Proceeds from stock-based compensation arrangements	1,086	3,434	9,127

Net cash provided by (used in) financing activities	(23,940)	34,479	9,127

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(5,916)	3,170	6,177

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,245)	16,607	(190,975)
CASH AND CASH EQUIVALENTS, beginning of period	58,151	41,544	232,519

CASH AND CASH EQUIVALENTS, end of period	$46,906	$58,151	$41,544

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	December 28, 2008	December 30, 2007	December 31, 2006
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$10,161	$6,090	$5,375

Income taxes	$23,103	$7,549	$1,406

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$895	$752	$1,034

For supplemental cash flow information related to the Company’s acquisitions, see Note 15 of the Notes to Consolidated Financial Statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies Inc. (the “Company”) is a global supplier of end-to-end wireless solutions for wireless communications networks. The Company designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, remote radio head transceivers and advanced coverage solutions for use in cellular, PCS, 3G and WiMax networks throughout the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Fiscal Year

The Company operates on a conventional 52, 53-week accounting fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal quarters generally span 13 weeks, with the exception of a 53-week fiscal year, when an additional week is added during the fourth quarter to adjust the year to the Sunday closest to December 31. Fiscal year 2006 ended on December 31, 2006. Fiscal year 2007 ended on December 30, 2007. Fiscal year 2008 ended on December 28, 2008. Fiscal years 2006, 2007, and 2008 each consisted of 52 weeks. Fiscal year 2009 ends on January 3, 2010.

Foreign Currency

In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, Foreign Currency Translation (SFAS 52), some of the Company’s international operations use the respective local currencies as their functional currency while other international operations use the U.S. Dollar as their functional currency. Gains and losses from foreign currency transactions are recorded in other income, net. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which they occur. The Company’s international subsidiaries that have the U.S. Dollar as their functional currency translate monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiaries are included in other income, net and have historically not been significant. The Company’s international subsidiaries that do not have the U.S. Dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiaries are included as a component of shareholders’ equity.

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

There were no foreign exchange contracts outstanding as of December 28, 2008.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

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

Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. The Company’s product sales have historically been concentrated in a small number of customers. During the years ended December 28, 2008, December 30, 2007, and December 31, 2006, sales to customers that accounted for 10% or more of revenues for the year totaled $424.9 million, $396.9 million, and $242.3 million, respectively. For fiscal year 2008, sales to Nokia Siemens accounted for approximately 31% of revenues, and sales to Alcatel-Lucent accounted for approximately 17% of revenues. For fiscal year 2007, sales to Nokia Siemens accounted for approximately 35% of revenues, and sales to Alcatel-Lucent accounted for approximately 16% of revenues. For fiscal year 2006, sales to Nokia accounted for approximately 21% of revenues, and sales to Siemens accounted for approximately 13% of revenues.

As of December 28, 2008, approximately 47% of total accounts receivable related to two customers that each accounted for 10% or more of the Company’s total revenue during fiscal 2008. The inability to collect outstanding receivables from the customers or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost (determined on an average cost basis) or fair market value and include materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to estimated net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Depending on the product line and other factors, provisions are established based on historical usage for the preceding twelve months, adjusted for known changes in demands for such products, or the estimated forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory and are recorded as a charge to cost of sales.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Leasehold improvements are amortized over the shorter of their estimated useful life or the remaining lease term.

Goodwill and Intangible Assets

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

Long-Lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

Warranties

The Company offers warranties of various lengths to its customers depending upon the specific product and terms of the customer purchase agreement. The Company’s standard warranties require it to repair or replace defective product returned during the warranty period at no cost to the customer. The Company records an estimate for standard warranty-related costs based on its actual historical return rates and repair costs at the time of the sale and updates such estimate throughout the warranty period. The Company also has contractual commitments to various customers that require it to incur costs to repair an epidemic defect with respect to its products outside of its standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to the Company and the costs of repair can be reasonably estimated.

The Company establishes reserves for future product warranty costs that are expected to be incurred pursuant to specific warranty provisions with its customers. The Company also has contractual requirements with various customers that could require the Company to incur costs to repair an epidemic defect with respect to its products outside of the normal warranty period if such defect

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

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

Advertising

Advertising costs are expensed as incurred. Total advertising costs, including participation at industry trade shows were $5.2 million, $6.5 million, and $3.2 million for fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006, respectively.

Shipping and Handling

Shipping and handling expenses are expensed as incurred and such amounts are included in cost of sales.

Research & Development

Research and development expenses are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits is disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (SFAS 128), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method.

Newly Adopted Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position (FSP) No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of the provisions of SFAS No. 157, Fair Value Measurement (SFAS 157), in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately. The adoption did not have a material impact on the Company’s business, results of operations and financial condition.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (EITF 07-03). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-3 did not have a material impact on the Company’s business, results of operations and financial condition.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

In June 2007, the FASB ratified EITF No. 06-11, Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The adoption of EITF 06-11 did not have a material impact on the Company’s business, results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted SFAS 159 on December 31, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s business, results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS 157). SFAS 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value, and required additional disclosures about fair value measurements. SFAS 157 applies only to fair value measurements that are already required or permitted by other accounting standards. We adopted SFAS 157 on December 31, 2007. The adoption of SFAS 157 did not have a material impact on the Company’s business, results of operations and financial condition.

New Accounting Pronouncements

In November 2008, the FASB ratified EITF No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, which should be amortized to expense over the period the asset diminished in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R (revised 2007), Business Combinations (SFAS 141R) and SFAS 157. EITF 08-7 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We do not expect the adoption of EITF 08-7 to have an impact on our results of operations and financial condition.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets (SFAS 142). FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of FSP 142-3 to have a material impact on our results of operations and financial condition.

In December 2007, the FASB issued SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), an amendment of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (ARB 51). SFAS 141R will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R and SFAS 160 to have a material impact on our results of operations and financial condition.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Inventories

Net inventories are as follows:

	December 28, 2008	December 30, 2007
Parts and components	$28,547	$51,367
Work-in-process	2,618	5,565
Finished goods	49,933	37,378

Total inventories	$81,098	$94,310

Inventories are net of an allowance for excess and obsolete inventories of approximately $43.4 million and $47.3 million as of December 28, 2008 and December 30, 2007, respectively.

Property, Plant and Equipment

Net property, plant and equipment are as follows:

	December 28, 2008	December 30, 2007
Machinery and equipment	$164,102	$182,565
Buildings and improvements	63,545	57,140
Land	15,521	17,840
Office furniture and equipment	48,606	54,422
Leasehold improvements	7,801	8,445

Gross property, plant and equipment	299,575	320,412
Less: Accumulated depreciation and amortization	(200,959)	(207,385)

Total property, plant and equipment, net	$98,616	$113,027

Depreciation expense from continuing operations totaled $21.0 million, $21.9 million, and $25.9 million for 2008, 2007 and 2006, respectively.

Asset Held For Sale

In the fourth quarter of 2008, the Company completed the closure of its manufacturing facility in Salisbury, Maryland as part of its 2008 Restructuring Plan. The carrying value of the building has been separately presented in the accompanying balance sheets under the caption “Asset Held for Sale” and this asset is no longer being depreciated. The Company recorded a charge of $0.3 million to write the building down to its fair value less cost to sell in accordance with SFAS 144.

As part of the 2008 restructuring plan to further consolidate operations and reduce manufacturing and operating expenses, the Company vacated one of its three buildings in Kempele, Finland, and in April 2008, made this building available for sale. As a result of deteriorating worldwide economic conditions, the Company determined during the fourth quarter of 2008 that the Finnish real estate market for the Finland building did not support classification as held for sale and the building was reclassified to Property, Plant and Equipment. Catch-up depreciation expense was recorded in the fourth quarter for the period held for sale and the impact on the results of operations was minimal.

As part of the restructuring plan related to the integration of REMEC Inc.’s Wireless Systems Business, in 2006 the Company vacated its building in Barreal de Heredia, Costa Rica and made it available for sale. In April 2008, the Company completed the sale of the building. The cash proceeds were approximately $3.9 million.

Other Assets

Other assets are as follows:

	December 28, 2008	December 30, 2007
Debt issue costs, net	$6,167	$8,310
Long-term deposits	39	208
Other prepaid expenses	611	1,399

Total other assets	$6,817	$9,917

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	December 28, 2008	December 30, 2007
Accrued vendor cancellation costs	$10,563	$2,645
Accrued warranty costs	10,763	26,975
Other accrued expenses and other current liabilities	16,064	29,086

Total accrued expenses and other current liabilities	$37,390	$58,706

Warranty

Accrued warranty costs are as follows:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007
Balance at beginning of period	$26,975	40,273
Reductions for warranty costs incurred	(16,628)	(22,161)
Warranty accrual related to current year sales	6,692	9,791
Settlement of previous warranty claims	(2,858)	—
Change in estimate related to previous warranty accruals	(2,360)	(1,341)
Effect of exchange rates	(1,058)	413

Balance at end of period	$10,763	$26,975

Note 4. Goodwill and Intangible Assets

Goodwill

Goodwill is as follows:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007
Balance at beginning of period	$353,189	$485,475
Goodwill from acquisitions	(1,474)	1,843
Goodwill impairment	(315,885)	(151,735)
Effect of foreign exchange rate changes	(35,830)	17,606

Balance at end of period	$—	$353,189

Adjustments to goodwill from acquisitions for 2008 include a $1.0 million Swedish income tax liability adjustment and a $0.5 million reduction in excess restructuring reserves recorded at the time of acquisition.

Adjustments to goodwill from acquisitions for 2007 include an increase due to contingent consideration of $5.0 million due from a prior acquisition as the contingency was resolved in 2007, plus payment of $3.0 million related to an adjustment of the purchase price from the acquisition of REMEC, Inc’s Wireless Systems Business. These increases were offset in part by a reduction of the purchase price of $5.4 million from the acquisition of the Wireless Infrastructure Division business of Filtronic plc and a reduction of $0.8 million in excess restructuring reserves recorded at the time of acquisition.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Intangible Assets

Intangible assets, excluding goodwill, are as follows:

Intangible Assets Subject to Amortization:	December 28, 2008	December 30, 2007
Developed technology (net of accumulated amortization of $3,206 and $45,267, respectively)	$2,494	$40,110
Customer relationships (net of accumulated amortization of $3,479 and $28,151, respectively)	1,309	23,512
Other (net of accumulated amortization of $0 and $873, respectively)	—	470

Intangible assets, net	$3,803	$64,092

Amortization expense related to intangible assets totaled $29.3 million and $30.2 million for 2008 and 2007, respectively. The remaining $3.8 million of intangible assets will be fully amortized in 2009.

Note 5. Financing Arrangements and Long-Term Debt

Long-term debt

	December 28, 2008	December 30, 2007
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	156,321	200,000
1.25% Convertible Subordinated Notes due 2008	—	13,617

Total debt	306,321	363,617

Less current portion: 1.25% Convertible Subordinated Notes due 2008	—	13,617

Total long-term debt	$306,321	$350,000

In the fourth quarter of 2008, the Company repurchased $43.7 million par value of its 1.875% convertible subordinated notes due November 2024, resulting in a gain of $32.2 million on the purchase. After the purchase, the Company had $156.3 million remaining on the 1.875% convertible subordinated notes.

In July 2008, the Company repaid in full all outstanding 1.25% convertible subordinated notes due July 2008 totaling $13.7 million, including accrued interest, pursuant to the terms of the indenture governing such notes.

On May 15, 2008, the Company and certain of its subsidiaries, amended its Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent (the “Receivables Purchase Agreement”) and extended the termination date to May 15, 2009. The Receivables Purchase Agreement provides for a receivables sales facility pursuant to which certain trade receivables are sold to a group of banks, which group initially consisted of Deutsche Bank AG, New York Branch. The outstanding amount of trade receivables sold under the Receivables Purchase Agreement may not exceed $65.0 million at any given time. Pursuant to the Receivables Purchase Agreement, the Company and certain subsidiaries can sell on a recourse basis, eligible trade receivables to the bank group for a purchase price equal to 90% of the face amount thereof, and the Company acts as the servicer for such receivables. Interest on Euro based borrowings is Euribor plus 0.80% and on U.S. Dollar based borrowings it is LIBOR plus 1.50%. At December 28, 2008, the Euribor rate was 2.18% and the LIBOR rate was 0.15%. The Company’s appointment as the servicer is subject to termination events that are customary for such transactions. The receivables sales facility is also subject to conditions to funding, representations and warranties, undertakings and early termination events that are customary for transactions of this nature. This trade receivables revolving credit agreement is available for working capital and general corporate purposes. At December 28, 2008, there were no balances outstanding under the Receivables Purchase Agreement. The Receivables Purchase Agreement was first entered into on April 24, 2007.

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

On September 24, 2007, the Company completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027 (“2027 Notes”). The notes are convertible into our common stock at a conversion rate of $8.71 per share and accrue interest at an annual rate of 3.875%. The notes mature in 2027. The Company may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of our common stock is more than $11.32 for at least 20

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by us at any time after October 8, 2014. Holders of the notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The Company received net cash proceeds of approximately $145.5 million from the sale of the notes. Such net proceeds are available for working capital and general corporate purposes, including to repay outstanding debt.

On November 10, 2004, the Company completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 (“2024 Notes”) to Deutsche Bank Securities, Inc. The notes are convertible into our Common Stock at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The Company may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of the our Common Stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by the Company at any time after November 21, 2011. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. Holders of the notes may also require the Company to repurchase all or a portion of their notes in the case of a change in control. In addition, under certain circumstances related to a change in control, the conversion price of the notes may be adjusted downwards, thereby increasing the number of shares issuable upon conversion, if holders of the notes elect to convert their notes at a time when the notes are not redeemable by the Company. The Company used a portion of the proceeds of the offering to fund the repurchase of $40.0 million of its common stock (5,050,505 shares) simultaneously with the issuance of the notes. The Company received net cash proceeds of approximately $154.2 million after the deduction of the amount used for the common stock repurchase and debt issuance costs.

On July 18, 2003, the Company completed the private placement of $130.0 million aggregate principal amount of 1.25% convertible subordinated notes due July 2008 (“2008 Notes”). The 2008 Notes were convertible into shares of common stock of the Company at a conversion price of $10.49 per share and accrue interest at an annual rate of 1.25% with interest payable semi-annually on January 15 and July 15. The 2008 Notes were callable by the Company beginning July 22, 2007. During 2007, the Company repurchased $116.4 million of the 2008 Notes. The 2008 Notes were paid off in full in July 2008 for $13.7 million, including accrued interest.

The 2027 Notes and the 2024 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company.

Note 6. Restructuring and Impairment Charges and Accrued Restructuring

2008 Restructuring Plan

In June 2008, the Company formulated and began to implement a plan to further consolidate operations and reduce manufacturing and operating expenses. As part of this plan, the Company closed its Salisbury, Maryland manufacturing facility and transferred most of the production to its other manufacturing operations. In addition, the Company closed its design and development center in Bristol, UK and began to discontinue manufacturing operations in Kempele, Finland. These actions were completed by the end of 2008.

A summary of the activity affecting its accrued restructuring liability related to the 2008 Restructuring Plan for the fiscal year ended December 28, 2008 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	$—	$—
Amounts accrued	6,641	1,865	8,506
Amounts paid/incurred	(3,592)	(1,114)	(4,706)
Effects of exchange rates	57	(166)	(109)

Balance at December 28, 2008	$3,106	$585	$3,691

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, (SFAS 146). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the facility closure amounts will be paid out over the remaining lease term, which extends through September 2010.

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

A summary of the activity affecting its accrued restructuring liability related to the 2007 Restructuring Plan for the fiscal year ended December 28, 2008 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$—	$522	$522
Amounts accrued	60	1,462	1,522
Amounts paid/incurred	(60)	(1,343)	(1,403)
Effects of exchange rates	—	(90)	(90)

Balance at December 28, 2008	$—	$551	$551

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reduction payments will be paid out by the end of the second quarter of 2009, and the facility closure amounts will be paid out over the remaining lease term, which extends through June 2009.

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

A summary of the activity affecting its accrued restructuring liability related to the 2006 Plan for Consolidation of Operations at December 28, 2008, and December 30, 2007 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 30, 2007	$271	$616	$887
Excess reserves offset to goodwill	(15)	—	(15)
Amounts accrued	(12)	1,201	1,189
Amounts paid/incurred	(236)	(1,692)	(1,928)
Effects of exchange rates	(8)	21	13

Balance at December 28, 2008	$—	$146	$146

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146. The Company’s restructuring and integration plans are subject to continued future refinement as additional information becomes available. The Company expects that all of the remaining payments on this plan will be made in the first half of 2009.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Integration of LGP Allgon and REMEC Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC Inc.’s Wireless Systems Business and LGP Allgon’s operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The implementation of the restructuring and integration plan is substantially complete.

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC Wireless business and LGP Allgon for fiscal years ended December 28, 2008 and December 30, 2007 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 30, 2007	$2,143
Excess reserves offset to goodwill	(439)
Amounts accrued	121
Amounts paid/incurred, net	(415)
Effect of exchange rates	15

Balance at December 28, 2008	$1,425

All workforce reduction payments have been made, and the Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in 2008 and 2007. A summary of these charges is listed below:

	For the Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Intangible asset impairment	$18,306	$666	$5,613

Restructuring and related impairment charges:
Inventory charges	9,656	13,327	21,206
Acquired inventory provision	—	—	3,783
Facility asset impairment	2,604	10,729	881
Settlement of contractual commitments	565	9,727	—
Severance	4,386	177	3,133
Other charges	713	544	—

Total cost of sales	36,230	35,170	34,616

Intangible asset impairment	11,219	2,015	—

Restructuring and related impairment charges:
Severance	2,299	5,886	2,189
Facility closure and impairment charges	1,729	2,718	21,804
Other charges	931	677	—

Total operating expenses	16,178	11,296	23,993

Goodwill impairment	315,885	151,735	—

Total restructuring and impairment charges	$368,293	$198,201	$58,609

In 2008, the Company recorded a charge of approximately $9.7 million related to the impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue primarily due to consolidations and facility closures in China, Finland, Hungary, the UK and Salisbury, Maryland. In 2007, the Company recorded a charge of approximately $13.3 million for the impairment of the related inventory value that will be disposed of and not generate future revenues at its facilities in China, Sweden, Hungary and the UK. In 2006, the Company recorded a charge of approximately $21.2 million for the impairment of the

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

related inventory value that will be disposed and not generate future revenue at its facilities in China and Costa Rica. In addition, in 2006, the Company recorded approximately $3.8 million of inventory provision related to the Filtronic Wireless Acquisition to conform to the Company’s accounting policies.

In 2008, the Company recorded a net impairment charge of $1.2 million related primarily to manufacturing equipment and other assets located in closed plants in Salisbury, Maryland, Hungary and Costa Rica. In addition, the Company recorded a charge of $0.3 million to write the Salisbury building down to its fair value less cost to sell that was classified as held for sale in 2008. Also in 2008, the Company recorded facility closure charges of $1.1 million consisting of the remaining lease payments for its closed facility in Hungary as the cease-use date criteria in SFAS 146 was met in 2008. In 2007, the Company also recorded a net impairment charge of $7.4 million related to manufacturing equipment located in plants either closed or to be closed in China, Hungary and Costa Rica. In 2006, the Company recorded an impairment charge of $0.2 million in 2006 to reduce the value of its building in Barreal de Heredia, Costa Rica to the expected realizable value, and recorded a charge of $0.7 million related to manufacturing equipment located in its plants to be closed in both China and Costa Rica. During 2007, the Company recognized an additional $1.9 million impairment charge on its building in Costa Rica to reflect its estimated current market value. The sale of the Costa Rica building was completed in the second quarter of 2008.

In 2008, the Company recorded a charge of $0.6 million related to vendor cancellation claims for closed facilities. In 2007, the Company recorded a charge of $9.3 million related to the settlement of its revenue and margin commitments associated with the sale of its Philippines manufacturing facility in 2006, as well as an impairment charge of $1.4 million on the land at its Philippines manufacturing facility that was retained by the Company at the time of the sale. Based upon a valuation report on the land that the Company obtained when it settled its revenue and margin commitments, the Company recorded an impairment charge of $1.4 million to write the land down to its estimated net realizable value. The Company also recorded a charge of $0.4 million related to certain other vendor cancellation charges for purchase order commitments on closed facilities.

In connection with these plans, the Company incurred severance costs in 2008 at various locations of $6.7 million, of which $4.4 million and $2.3 million was recorded in cost of sales and operating expenses, respectively. The Company also incurred charges of $1.6 million for professional fees related to these restructuring plans, including charges related to various professional fees to wind down the entities, of which $0.7 million was included in cost of goods sold and $0.9 million was included in operating expenses. The Company incurred severance costs in 2007 of $6.1 million, of which $0.2 million and $5.9 million was recorded in cost of sales and operating expenses, respectively. During 2007, the Company also incurred charges of $1.2 million for professional fees related to these restructuring plans, including a charge related to the Company’s sale of its manufacturing facility in Hungary. In connection with these plans in 2006, the Company recorded severance expense of approximately $5.3 million, of which $3.1 million and $2.2 million was recorded in restructuring and impairment of cost of sales and operating expenses, respectively.

The Company also recorded facility closure charges of $1.7 million in 2008 consisting primarily of the remaining lease payments for its closed development facility in Bristol, UK. During 2007, the Company recorded facility closure charges of $1.7 million related primarily to the closure of its design and development centers in El Dorado Hills, California and Toronto, Canada, and the discontinuance of its design and development center in Shipley, UK.

During fiscal 2006, the Company listed for sale three facilities located in Sweden and entered into sale agreements for two of the three facilities. The prices negotiated resulted in a net loss of approximately $3.5 million. The total amount of these impairment charges was recognized in operating expenses for fiscal 2006. In 2006, the Company recognized impairment in the value of its remaining facility in Sweden of approximately $18.3 million based upon the estimated selling price. In 2007, the Company sold its remaining facility in Sweden that was held for sale for approximately $11.8 million and realized a loss of approximately $1.0 million.

Intangible Asset Impairment

In 2008, the Company performed an analysis of the recoverability of its intangible assets in accordance with SFAS 144, which included a detailed review of its developed technology and customer relationship intangible assets from prior acquisitions, including its Filtronic Wireless, REMEC Wireless, and LGP Allgon acquisitions. The Company determined that the developed technology and related customer relationship intangible assets had either been replaced or were at the end of life and had no future forecasted cash flows. Accordingly, the Company recorded an intangible asset impairment charge of approximately $29.5 million in 2008, which included approximately $18.3 million for developed technology intangible assets and $11.2 million related to customer relationship intangibles. In 2007 and 2006, the Company performed a similar analysis of the recoverability of its intangible assets, and an impairment charge of $2.7 million, including $0.7 million of developed technology and $2.0 million of customer relationship intangible assets was recorded in 2007, and an impairment charge of $5.6 million was recorded for 2006 related to developed technology. Both charges were related to intangible assets from prior acquisitions that have either been replaced or were at the end of life and had no future forecasted cash flows. These charges were included in the caption, Restructuring and Impairment Charges in the accompanying statement of operations.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Goodwill Impairment

In the fourth quarter of 2008, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required. As a result, the Company reviewed its goodwill for impairment under a two-part test in accordance with SFAS 142. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based upon this test, the Company determined that its goodwill was impaired and the second step was required to measure the amount of the impairment. In the fourth quarter of 2008, the Company completed the second step to measure the goodwill and recorded a charge of $315.9 million, representing the write-off of the remaining balance of the goodwill.

In the fourth quarter of 2007, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required. As a result, the Company reviewed its goodwill for impairment in accordance with SFAS 142. The Company determined that its goodwill was impaired and recorded a charge of $151.7 million.

The Company operates in a single operating segment and reporting unit, and determined the fair value of the reporting unit, which equates to the entire company, utilizing the Company’s common stock price which is quoted on the NASDAQ Global Select Market along with a control premium based upon recent transactions of comparable companies. The Company determined the fair value of its intangible assets by using a discounted cash flow method.

Note 7. Other Income (Expense), Net

Other income (expense), net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with the Company’s subordinated convertible notes and fees on its revolving credit agreement. The components of other income (expense), net, are as follows:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Interest income	$682	$2,137	$7,301
Interest expense	(11,233)	(10,086)	(7,931)
Foreign currency gain (loss), net	11,455	910	205
Other income (expense), net	33,937	4,973	3,333

Total	$34,841	$(2,066)	$2,908

Other income (expense), net for 2008 includes a gain of approximately $32.2 million related to the repurchase of approximately $43.7 million aggregate principal value of outstanding 1.875% convertible subordinated notes due 2024.

Note 8. Loss Per Share

In accordance with SFAS 128, basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 33,741,377, 31,753,446 and 31,768,205 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted earnings (loss) per share:

	December 28, 2008	December 30, 2007	December 31, 2006
Basic:
Loss from continuing operations	$(348,664)	$(309,535)	$(137,546)
Weighted average common shares	131,077	130,396	115,918

Basic loss per share from continuing operations	$(2.66)	$(2.37)	$(1.19)

Loss from discontinued operations	$—	$—	$(21,357)

Loss per share from discontinued operations	$—	$—	$(0.18)

Diluted:
Loss from continuing operations	$(348,664)	$(309,535)	$(137,546)
Interest expense of convertible debt, net of tax	—	—	—

Loss from continuing operations, as adjusted	$(348,664)	$(309,535)	$(137,546)

Weighted average common shares	131,077	130,396	115,918
Potential common shares	—	—	—

Weighted average common shares, as adjusted	131,077	130,396	115,918

Diluted loss per share from continuing operations	$—	$—	$(1.19)

Loss from discontinued operations	$—	$—	$(21,357)

Loss per share from discontinued operations	$—	$—	$(0.18)

Note 9. Commitments and Contingencies

Lease Agreements

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses relating to such facilities. In some cases, base rent increases during the term of the lease based on a predetermined schedule or based on increases in the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the life of the lease for leases containing stated rent escalations.

Future minimum lease payments required under all operating leases at December 28, 2008 are payable as follows:

Fiscal Year	Total
2009	$4,261
2010	3,103
2011	1,284
2012	975
2013	554
Thereafter	658

Total	$10,835

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under subleases at December 28, 2008 were as follows:

Fiscal Year	Total
2009	$1,619
2010	2,424
2011	1,958
2012	1,930
2013	1,994
Thereafter	936

Total	$10,861

Total rent expense was $4.9 million, $5.7 million and $4.3 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Manufacturing Service Agreements

The Company has entered into manufacturing service agreements with third party contract manufacturers that it uses to manufacture certain of the Company’s products. Under the Manufacturing Services and Supply Agreement with Celestica Corporation

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

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

Under the agreements with Celestica and Sanmina, the Company provides rolling forecasts of its requirements to the contract manufacturer for planning purposes and a portion of the forecast is non cancellable and binding on the Company. Also, under both agreements, the Company is responsible for excess and obsolete inventory resulting from customer order cancellations. In addition, the Company has no required minimum purchases or margin commitments with either contractor.

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

The defendants recently reached an agreement in principle with the lead plaintiff to settle the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by the Company’s directors and officers liability insurance. The proposed settlement is subject to both preliminary and final Court approval.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court and is also pending before Judge Gutierrez. The derivative action is currently stayed pursuant to a stipulation of the parties that has been entered by the Court. Powerwave disputes the allegations raised in the derivative action and plans to pursue a vigorous defense of this matter.

Note 10. Contractual Guarantees and Indemnities

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of December 28, 2008 is included below:

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in September 2007 and November 2004 agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

Note 11. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Effective for fiscal year 2007, the Company matches 100% of the first 6% of eligible compensation contributed. Employer matching contributions for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 were $1.7 million, $1.4 million, and $1.2 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended December 28, 2008, December 30, 2007, December 31, 2006 or January 1, 2006.

Note 12. Employee Stock Purchase Plan

The Company’s Extended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) provides that a total of 1,735,761 shares of common stock are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing semi-annual offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period, and participation ends automatically upon termination of employment. The total number of shares of common stock that may be purchased by an employee in any offering period may not exceed 5,000 shares. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. On August 12, 2008, the Company’s shareholders approved an amendment which increased the authorized number of common shares available for purchase under the Plan from 390,953 to 1,890,953. At December 28, 2008, there were rights to purchase approximately 340,662 shares under the ESPP’s current offering period, which concluded on January 31, 2009. There were 1,735,761 shares available for purchase at December 28, 2008 under the ESPP. The Plan has a termination date of July 31, 2017.

Note 13. Stock Plans and Stock-Based Compensation

On January 2, 2006, the Company adopted SFAS 123R, which supersedes its previous accounting under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires the recognition of compensation expense, using a fair-value based method, for costs related to all share-based payments including stock options and stock issued under the Company’s employee stock plans. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service periods in the consolidated statements of operations. The Company adopted SFAS 123R using the modified prospective transition method, which requires that compensation expense be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards which have not vested as of the date of adoption. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, employee stock-based compensation expense was not recognized in the consolidated statements of operations for any period prior to the Company’s adoption of SFAS 123R on January 2, 2006, as long as the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires that the realized tax benefit related to the excess of the deductible amount over the compensation cost recognized (excess tax benefits) be classified in the statement of cash flow as a cash inflow from financing activities and a cash outflow from operating activities. At the end of 2004, the Company recorded a 100% valuation allowance against its U.S. deferred tax assets. This valuation allowance is still in place. Accordingly the Company has not recorded a tax benefit related to stock-based compensation as financing cash inflows and operating cash outflows in its accompanying condensed consolidated statements of cash flows for the years ended December 28, 2008 or December 30, 2007.

The Company has elected to follow the alternative transition method for computing its additional paid-in capital pool. In addition, the Company treats the tax deductions from stock options as being realized when it reduces taxes payable in accordance with the principles and timing under the relevant tax law. Under this transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards previously calculated under SFAS 123 for pro forma disclosure purposes. The financial statements for periods prior to the date of adoption have not been restated in accordance with the modified prospective application.

During the year ended December 28, 2008 the Company recognized total compensation expense of $4.8 million, which consists of $4.4 million for stock options and $0.4 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cost of sales	$1,007	$700	$245
Sales and marketing expenses	388	472	358
Research and development expenses	1,123	759	519
General and administrative expenses	2,236	2,956	3,021

Increase to operating loss before income taxes	4,754	4,887	4,143
Income tax effect using the current year effective tax rate	(48)	(116)	(126)

Increase to net loss	$4,706	$4,771	$4,017

Increase to net loss per share:
Basic and diluted	$0.04	$0.04	$0.03

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

As of December 28, 2008, unrecognized compensation expense related to the unvested portion of the Company’s stock based-awards and employee stock purchase plan was approximately $4.8 million (net of estimated forfeitures of $1.7 million) which is expected to be recognized over a weighted-average period of 1.6 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during fiscal years 2008, 2007 and 2006 were $1.97 per share, $2.62 per share, and $2.63 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during fiscal years 2008, 2007 and 2006 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Weighted average risk-free interest rate	2.6%	4.2%	4.8%
Expected life (in years)	4.6	4.5	4.6
Expected stock volatility	58%	44%	46%
Dividend yield	None	None	None

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

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. The 1995 Plan is administered by the Compensation Committee of the Company’s Board of Directors. The 1995 Plan provides for the grant of non-statutory stock options under the applicable provisions of the Internal Revenue Code. The option price per share may not be less than 85% of the fair market value of a share of common stock on the grant date as determined by the Company’s Board of Directors. In addition, for any individual possessing 10% or more of the voting power of all classes of stock of the Company, the exercise price may not be less than 110% of the fair market value of a share of common stock on the grant date, as determined by the Company’s Board of Directors. Options generally vest at the rate of 25% on the first anniversary of the grant date and 2% per month thereafter. All options expire no later than ten years after the grant date. Up to 5,815,845 shares of the Company’s common stock were reserved for issuance under the 1995 Plan. Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of common stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company’s common stock. As of December 28, 2008, a total of 5,766,296 options have been exercised under the 1995 Plan, of which a total of 2,481,296 shares of common stock have been funded from those shareholders party to the amended Stockholder’s Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At December 28, 2008, there were 21,575 options outstanding under the 1995 Plan at a weighted average exercise price of $8.48 share. The ability to grant additional shares under the 1995 Plan expired in December 2005. Therefore, there are no shares available for grant under the 1995 Plan at December 28, 2008, and there were a total of 21,575 shares of common stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), as amended, provides for the granting of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. A total of 9,000,000 shares of the Company’s common stock are reserved for issuance under the 1996 Plan. The 1996 Plan provides that for non-statutory stock options, the option price per share may not be less than 85% of the fair market value of a share of common stock on the grant date and that the exercise price may not be less than 110% of the fair market value of a share of common stock on the grant date for any individual possessing 10% or more of the voting power of all classes of stock of the Company. Authority to control and manage the 1996 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1996 Plan, to determine the administration of the 1996 Plan and to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 1996 Plan. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than ten years after the grant date. As of December 28, 2008, a total of 5,501,071 non-statutory options had been exercised under the 1996 Plan and there were 2,043,619 non-statutory options outstanding under the 1996 Plan at a weighted average exercise price of $14.11 per share. The ability to grant additional shares under the 1996 Plan expired on December 5, 2006. Therefore, there were no shares available for grant under the 1996 Plan at December 28, 2008.

1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s common stock are reserved for issuance under the plan. On November 10, 2005, the Company’s shareholders approved the Director Plan Amendment that extended the term of the Director Plan from its previous expiration date of December 5, 2006 to December 5, 2016. The Director Plan provides that each member of the Company’s Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase common stock under the Director Plan. Pursuant to the terms of the Director Plan, each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of common stock, that shall vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% shall vest in equal monthly installments over the following three years. Furthermore, on each anniversary date of December 5, each director who shall have been an eligible participant under the Director Plan for at least six months shall be granted an annual option to purchase 10,000 shares of common stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of common stock on the grant date. All options expire no later than five years after the grant date. As of December 28, 2008, a total of 208,125 options had been exercised under the Director Plan. There were 280,000 options outstanding under the Director Plan as of December 28, 2008 at a weighted average exercise price of $5.56 per share. There were 711,875 shares available for grant under the Director Plan at December 28, 2008.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provides that a total of 2,640,000 shares of the Company’s common stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only non-statutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of common stock of the Company covered by each option shall be equal to 100% of the fair market value of the common stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Directors or two or more executive officers of the Company (the “Administrator”). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a “re-pricing” of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of December 28, 2008, 837,691 shares had been exercised under the 2000 Plan. There were 1,347,499 options outstanding under the 2000 Plan as of December 28, 2008 at a weighted average exercise price of $4.98 per share. There were 454,810 shares available for grant under the 2000 Plan at December 28, 2008. The 2000 Plan has a termination date of March 17, 2010.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders of the Company on April 24, 2002. The 2002 Plan provides that a total of 2,000,000 shares of the Company’s common stock are reserved for issuance under the 2002 Plan. Employees and consultants or independent advisors who are in the service of the Company or its subsidiaries are eligible to participate in the 2002 Plan. The Company’s executive officers and other highly paid employees are also eligible to participate in the 2002 Plan. The 2002 Plan provides only for the granting of non-statutory stock options. The exercise price per share of common stock of the Company covered by each option shall be equal to 100% of the fair market value of the common stock on the date that the option is granted. In no event shall any participant under the 2002 Plan be granted options under the 2002 Plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2002 Plan shall have a maximum term of no more than ten years from the grant date. Authority to control and manage the 2002 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine the administration of the 2002 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more officers of the Company. All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2002 Plan shall have the authority, consistent with the provisions of the 2002 Plan and the authority of the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2002 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an option agreement to effect a “re-pricing” of the exercise price of such option either by (1) lowering the exercise price of a previously granted option or (2) by canceling a previously granted option and granting a new option except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2002 Plan shall not be considered a re-pricing of such option. As of December 28, 2008, 641,522 shares had been exercised under the 2002 Plan. There were 1,047,188 options outstanding under the 2002 Plan as of December 28, 2008 at a weighted average exercise price of $5.62 per share. There were 311,290 shares available for grant under the 2002 Plan at December 28, 2008. The 2002 Plan has a termination date of January 23, 2012.

2005 Stock Incentive Plan

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was approved by the shareholders of the Company on November 10, 2005. The 2005 Plan provides that a total of 7,500,000 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Any person who is an employee of the Company or any affiliate thereof, any person to whom an offer of employment with the Company has been extended, as determined by the Committee, or any person who is a non-employee director is eligible to be designated by the Committee to receive awards and become a participant under the 2005 Plan. The 2005 Plan includes the following equity compensation awards: non-qualified stock options, restricted stock awards, unrestricted stock awards, stock appreciation rights and restricted stock units. The exercise price per share of a stock option shall not be less than the fair market value of the Company’s common stock on the date the option is granted, provided that the Committee may in its discretion specify for any stock option an exercise price per share that is higher than the fair market value of the Company’s common stock on the date the option is granted. The Committee shall determine the period during which a vested stock option may be exercised, provided that the maximum term of a stock option shall be ten years from the date the option is granted. A maximum of 7,500,000 shares of common stock may be issued and sold under all awards, restricted and unrestricted, granted under the 2005 Plan. Of such aggregate limit, the maximum number of shares of common stock that may be issued under all awards of restricted stock, restricted stock units and stock awards, in the aggregate, shall be 3,000,000 shares. The maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, restricted stock, stock units and stock awards, in the aggregate, granted to any one participant during

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

any single fiscal year period shall be 500,000 shares. The foregoing limitations shall each be applied on an aggregate basis taking into account awards granted to a participant under the 2005 Plan as well as awards of the same type granted to a participant under any other equity-based compensation plan of the Company or any affiliate thereof. The 2005 Plan is to be administered by either the Board of Directors or one or more committees designated by the Board (the “Committee”). The Committee shall have such powers and authority as may be necessary or appropriate to carry out the functions of the Committee as described in the 2005 Plan. Subject to the express limitations of the 2005 Plan, the Committee shall have authority in its discretion to determine the persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Committee may prescribe, amend and rescind rules and regulations relating to the 2005 Plan. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties. Additionally, the Committee may delegate to one or more officers of the Company the ability to grant and determine terms and conditions of awards under the 2005 Plan to certain employees, and the Committee may delegate to any appropriate officer or employee of the Company responsibility for performing certain ministerial functions under the 2005 Plan. Subject to anti-dilution adjustment provisions in the 2005 Plan, without the prior approval of the Company’s shareholders, evidenced by a majority of votes cast, neither the Committee nor the Board of Directors shall cause the cancellation, substitution or amendment of a stock option that would have the effect of reducing the exercise price of such a stock option previously granted under the 2005 Plan, or otherwise approve any modification to such a stock option that would be treated as a “repricing” under the then applicable rules, regulations or listing requirements adopted by the NASDAQ Stock Market. As of December 28, 2008, 895,000 shares of restricted stock had been granted under the 2005 Plan, of which there are 380,000 subject to a risk of forfeiture. There were 2,101,040 options outstanding under the 2005 Plan as of December 28, 2008 at a weighted average exercise price of $6.62 per share. There were 4,503,960 shares available for grant under the 2005 Plan at December 28, 2008. The 2005 Plan has a termination date of September 20, 2015.

Stock Option and Awards Activity

The following table summarizes activity for outstanding options under the Company’s stock option plans:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at January 1, 2006	7,143	$10.63
Granted	2,071	$7.62
Exercised	(1,087)	$6.74
Canceled	(1,071)	$15.74

Balance at January 1, 2007	7,056	$9.57

Granted	1,936	$6.29
Exercised	(501)	$4.36
Canceled	(1,458)	$9.69

Balance at December 30, 2007	7,033	$9.01

Granted	1,516	$4.11
Exercised	(36)	$2.43
Canceled	(1,672)	$7.45

Balance at December 28, 2008	6,841	$8.34	5.61	$600

Vested or expected to vest at December 28, 2008	5,996	$8.70	5.47	$366

Exercisable at December 28, 2008	3,725	$10.62	4.81	$—

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The following table summarizes information about all stock options outstanding at December 28, 2008 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan, 2002 Plan and 2005 Plan:

Range of Exercise Prices	Options Outstanding at December 28, 2008			Options Exercisable at December 28, 2008
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$ 0.49 - $ 4.88	1,552	$4.16	5.08	72	$4.26
$ 4.96 - $ 6.49	2,019	$5.90	6.43	1,235	$5.66
$ 6.53 - $ 7.47	1,987	$7.14	7.24	1,212	$7.10
$ 7.50 - $66.00	1,247	$17.72	2.46	1,170	$18.14
$ 67.08	36	$67.08	1.34	36	$67.08

Total	6,841	$8.34	5.61	3,725	$10.62

The aggregate intrinsic value of stock options exercised during fiscal 2008, 2007, and 2006 was $0.1 million, $2.2 million, and $7.3 million respectively.

The Company granted a total of 450,000 shares of restricted stock during fiscal 2008 with a weighted average grant date fair value of $3.44 per share. A total of 265,000 shares of restricted stock vested in 2008 with a weighted average vesting date fair value of $2.46 per share.

Note 14. Income Taxes

The components of loss from continuing operations before income taxes and income tax provision (benefit) for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 consist of the following:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Loss from continuing operations before income taxes:
United States	$(235,392)	$(148,725)	$(36,769)
Foreign	(109,810)	(153,612)	(96,162)

Total	$(345,202)	$(302,337)	$(132,931)

Income tax provision (benefit):
Current
Federal	121	715
State	134	—	—
Foreign	8,638	8,455	3,837

Total current provision (benefit)	8,893	9,170	3,837

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(5,431)	(1,972)	778

Total deferred provision (benefit)	(5,431)	(1,972)	778

Total	$3,462	$7,198	$4,615

The provision (benefit) for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006 as follows:

	Fiscal Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Taxes at federal statutory rate	$(120,820)	$(105,868)	$(46,526)
State taxes, net	134	—	—
In-process research and development charge	—	—	2,004
Foreign income taxed at different rates	(8,701)	(4,052)	9,230
Goodwill impairment	59,962	32,242	—
Earnings of foreign subsidiaries subject to US tax	28,407	10,167	—
Imputed interest income	857	1,727	—
Change in FIN 48 reserve	4,473	2,769	—
Other	(2,045)	3,038	105
Change in valuation allowance	41,195	67,175	39,802

Income tax provision (benefit)	$3,462	$7,198	$4,615

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	December 28, 2008	December 30, 2007
Deferred Tax Assets
Accruals and provisions	$25,119	$28,394
Net operating loss carry-forwards	129,123	98,741
Property, plant and equipment	10,742	4,476
Intangibles	99,827	36,015
Tax credit carry-forwards	22,543	15,748
Other	(472)	362
Inventory reserve	101	231

Gross deferred tax assets	286,983	183,967

Less: valuation allowance	(283,779)	(181,136)

Net deferred tax assets	$3,204	$2,831

As of December 28, 2008, the Company has $528.2 million of United States federal and state net operating loss carry-forwards and $98.6 million of foreign net operating losses, net of uncertain tax positions, some of which will begin to expire in 2023 if not utilized. Net operating loss carry-forwards, and the related carry-forward periods, at December 28, 2008, are summarized as follows:

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carry-forward Period Ends
United States Federal net operating loss	266,525	93,284	(93,284)	—	2023
United States State net operating loss	261,699	6,898	(6,898)	—	2008
Foreign net operating losses	98,618	31,375	(30,705)	670	Indefinite

Total	626,842	131,557	(130,887)	670

Approximately $42.7 million of the U.S. federal NOL is subject to annual limitations on utilization equal to approximately $15.0 million pursuant to Section 382 of the Internal Revenue Code.

A valuation allowance of approximately $130.9 million has been provided for certain of the above carry forwards. This valuation allowance reduces the deferred tax asset related to net operating loss carry forwards of $0.7 million to an amount that is more likely than not to be realized.

The Company also has Federal and California tax credit carry-forwards of $8.0 million and $14.5 million respectively. The federal credits will begin to expire in 2021 and the California tax credits began to expire in 2008. A full valuation allowance has been provided for these tax credits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Based on historical and forecasted earnings, the Company established a valuation allowance against its net deferred tax assets of approximately $0.2 million, $1.1 million, and $1.5 million in Brazil, Canada and India, respectively, and removed a valuation allowance of approximately $12.6 million in Sweden during the fourth quarter of 2008. The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2008 where the Company believes it is more likely than not that deferred tax assets will not be realized.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

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

On January 2, 2006, the Company reported results in accordance with SFAS 123R and recognized expense in 2006, 2007 and 2008 related to stock based compensation. Some of those costs are not deductible in the US or in foreign countries. In the future, approximately $3.1 million of the valuation allowance will reverse to equity.

FIN 48 clarifies the accounting for uncertainties in income taxes recognized in accordance with SFAS 109 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 requires that any liability created for unrecognized tax benefits be disclosed. The application of FIN 48 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The tax years subject to examination for the Company’s U.S. federal return are the 2006 through 2008 tax years, including adjustments to net operating loss carryovers in those years. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from 3 to 6 years.

As of December 30, 2007, the liability for income taxes associated with uncertain tax positions was $16.0 million, including accrued penalties, interest, and foreign currency fluctuations of $6.8 million. Of this amount, $5.2 million, if recognized, would favorably affect the Company’s effective tax rate and $10.8 million would impact goodwill.

As of December 28, 2008, the liability for income taxes associated with uncertain tax positions was $10.6 million. Of this amount, $8.2 million, if recognized, would affect tax expense and would require penalties and interest of $0.3 million; $0.9 million would result in a decrease in prepaid assets; and $1.2 million would result in a decrease of deferred tax assets in jurisdictions where they are currently offset by a full valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

Unrecognized tax benefits balance at December 30, 2007	$9,240
Gross increases for tax positions of prior years	1,110
Gross decreases for tax positions of prior years	(529)
Gross increases for tax positions of current year	3,804
Settlements	(5,387)
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 28, 2008	$8,238

During the second quarter ended June 29, 2008, the Company settled its Swedish tax assessment for approximately $8.7 million. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes are the expected outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The FIN 48 liability is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.

As a result of our ongoing audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Additionally, the IRS initiated an examination of the 2006 tax year and the Company was contacted by the Finland tax authorities to schedule a tax audit to commence in March of 2009. Quantification of those potential changes cannot be estimated at this time. At December 28, 2008, the Company has concluded all United States federal income tax matters for years through 2006. All material state and local, and foreign income tax matters have been concluded for years through 2005.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Note 15. Acquisitions

Filtronic Wireless Acquisition

On October 15, 2006, the Company completed the acquisition of all the outstanding voting securities of Filtronic Overseas Holdings Limited and substantially all of the assets of Filtronic Comtek (UK) Limited, each such entity a wholly-owned subsidiary of Filtronic plc, a company registered in England and Wales (such transaction, the “Filtronic Wireless Acquisition”). The Filtronic Wireless Acquisition was made pursuant to an Agreement by and among the Company, Filtronic plc and Filtronic Comtek (UK) Limited dated as of June 12, 2006 and amended on September 4, 2006 (together, the “Filtronic Acquisition Agreement”). There were several reasons for the Filtronic Wireless Acquisition, and these included expansion of the Company’s transit and receive filter product lines, acquisition of complementary remote radio head products and RF conditioning products and strengthening of the Company’s design and engineering resources.

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

In connection with the acquisition, the Company formulated and began to implement a plan to restructure and integrate the operations of the combined companies. See Note 6, Restructuring and Impairment Charges and Accrued Restructuring for additional information on the Company’s restructuring and integration plans.

The Company’s consolidated financial statements for the year ended December 31, 2006 include a charge of $25.1 million for the write-off of acquired in-process research and development expenses associated with the acquisition of Filtronic Wireless. The in-process research and development expenses arose from new product projects that were under development at the date of the acquisition and were expected to eventually lead to new products but had not yet established technological feasibility and for which no future alternative use was identified. The valuation of the in-process research and development projects was based upon the discounted expected future net cash flows of the products over the products expected life, reflecting the estimated stage of completion of the projects and the estimate of the costs to complete the projects. In addition, the Company wrote up the acquired Filtronic Wireless finished goods inventory to fair value, all of which was sold during the fourth quarter of fiscal 2006 and resulted in acquired inventory incremental costs of approximately $2.2 million.

As part of the Filtronic Wireless Acquisition, the Company committed to establishing a new defined contribution pension arrangement for the employees of the UK operations of Filtronic with effect from November 1, 2006. The intent was that the overall pension and death benefits will be broadly equivalent, but not identical, to those provided under a similar plan established by Filtronic plc. With the restructuring and closure of the engineering activities located at the Shipley, UK, location during 2007, the Company commenced the process of terminating the defined contribution pension arrangement for the employees of the UK operations of the former Filtronic. As of December 30, 2007, all members of the plan had been notified and the closure procedure has begun. The plan is fully funded and there is no outstanding funding obligation on behalf of the Company. All benefits for employees covered under the plan only accrued from the start date of November 1, 2006 until December 31, 2007. As of December 28, 2008, the plan closure has been completed and all participant balances have been distributed. No further disclosures of this plan are included as the balances are immaterial.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The following table summarizes the allocation of the aggregate purchase price to the fair value of the assets acquired and liabilities assumed in the Filtronic Wireless Acquisition:

Assets:
Current assets	$110,061
Goodwill	181,166
Identifiable intangible assets	42,600
Other assets	39,206

Total assets	373,033

Liabilities:
Current liabilities	(47,908)
Other liabilities	(2,820)

Total liabilities	(50,728)

In-process research and development	25,100

Total purchase price	$347,405

Approximately 75% of the goodwill recorded as part of the purchase accounting is deductible for income tax purposes.

Supplemental Pro Forma Financial Information

The following unaudited pro forma financial information for the year ended December 31, 2006, assumes that the Filtronic Wireless Acquisition had occurred on the first day of the period presented. The pro forma financial information is presented for information purposes only. Such information is based upon the standalone historical results of each company and does not reflect the actual results that would have been reported had the acquisition been completed when assumed, nor is it indicative of the future results of operations for the combined enterprise.

Pro Forma	Fiscal Year Ended
December 31, 2006
Net sales	$992,080

Net loss	$(202,644)

Basic loss per share	$(1.56)

Diluted loss per share	$(1.56)

Note 16. Discontinued Operations

In the third quarter of fiscal 2006, the Company received an offer for the purchase of Arkivator Falköping AB, its wholly-owned subsidiary. Arkivator consisted of the Company’s entire contract manufacturing segment. The Company accepted the offer with the sale being completed on September 29, 2006. The sales price was approximately $27.1 million, which includes the repayment of certain indebtedness. The sales price was received in cash at closing with the exception of $1.5 million due and payable in three equal installments of $500,000 on September 30, 2007, 2008 and 2009. The sale resulted in a loss of $23.5 million, including goodwill of $19.8 million. There is no tax benefit associated with this capital loss under Swedish tax law. Consequently, the contract manufacturing segment of the Company is classified as a discontinued operation and its results are removed from the Company’s continuing operations for all reporting periods presented. The cash flow activities of the contract manufacturing segment remain in the statement of cash flows for all periods presented.

For fiscal 2006, the Company classified the contract manufacturing segment as a discontinued operation as a result of the sale of the business. For operating segment reporting, the contract manufacturing business was previously reported as a separate operating segment.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Summarized financial information for discontinued operations is set forth below:

Fiscal Year Ended (in thousands)
December 31, 2006
Net sales	$35,736

Income from discontinued operations (net of tax expense of $819)	2,107
Loss on sale of subsidiary	(23,464)

Total discontinued operations, net of tax	$(21,357)

Note 17. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments were as follows:

	December 28, 2008		December 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$46,906	$46,906	$58,151	$58,151
Restricted cash	3,433	3,433	7,366	7,366
Long-term debt, including current portion
3.875% Convertible Subordinated Noted due 2027	150,000	35,805	150,000	123,930
1.875% Convertible Subordinated Noted due 2024	156,321	37,189	200,000	158,460
1.25% Convertible Subordinated Noted due 2008	—	—	13,617	13,345

Note 18. Supplier Concentrations

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

Note 19. Segment

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, the Company sells its products through two major sales channels. The largest channel is the original equipment manufacturer channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouyges, Orange, Reliance, Sprint, T-Mobile, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of its customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring its net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

The following table presents a further analysis of the Company’s sales based upon product groups:

Wireless Communications Product Groups	Fiscal Years Ended
	December 28, 2008		December 30, 2007		December 31, 2006
Antenna systems	$233,090	26%	$160,974	21%	$195,879	27%
Base station subsystems	571,526	64%	565,084	72%	449,276	63%
Coverage solutions	85,618	10%	54,459	7%	71,731	10%

Total net segment sales	$890,234	100%	$780,517	100%	$716,886	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters and radio frequency power amplifiers. Coverage solutions consist primarily of repeaters and advanced coverage solutions.

The following schedule presents an analysis of the Company’s net sales based upon the geographic area to which a product was shipped:

Geographic Area	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
United States	$256,200	$203,843	$183,149
Asia	302,169	203,904	102,731
Europe	274,977	334,095	396,872
Other international	56,888	38,675	34,134

Total net sales	$890,234	$780,517	$716,886

Asian sales include sales to China, India, South Korea and other locations in Asia. Other international sales include sales to Canada, Mexico, Latin and South America and all other foreign countries. Sales to Canada were $3.6 million, $7.6 million and $12.7 million during the years ended December 28, 2008, December 30, 2007 and December 31 2006, respectively. Sales to Finland were $74.9 million, $118.2 million and $106.0 million during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Sales to France were $51.3 million, $48.9 million and $38.9 million during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

The following table presents an analysis of the Company’s long lived assets based upon geographic area to which the asset resides:

Geographic Area	Fiscal Years Ended
	December 28, 2008	December 30, 2007
United States	$65,563	$71,281
Asia	20,550	17,582
Europe	17,121	23,886
Other international	227	4,178

Total long lived assets	$103,461	$116,927

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Note 20. Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
Fiscal 2008:
Net sales	$226,302	$245,642	$237,960	$180,330
Gross profit	$42,056	$49,134	$50,865	$5,473
Operating loss	$(7,969)	$(4,471)	$(1,219)	$(366,384)
Net loss	$(14,247)	$(10,224)	$(1,801)	$(322,392)
Basic and diluted loss per share	$(0.11)	$(0.08)	$(0.01)	$(2.46)
Basic and diluted weighted average common shares	130,927	131,001	131,142	131,238

	April 1, 2007	July 1, 2007	September 30, 2007	December 30, 2007
Fiscal 2007:
Net sales	$163,640	$185,633	$200,673	$230,571
Gross profit	$13,628	$22,373	$27,266	$23,984
Operating loss	$(48,317)	$(40,244)	$(24,882)	$(186,828)
Net loss	$(47,130)	$(44,522)	$(28,618)	$(189,265)

Basic and diluted loss per share	$(0.36)	$(0.34)	$(0.22)	$(1.45)
Basic and diluted weighted average common shares	130,045	130,192	130,541	130,806

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended December 28, 2008 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of December 28, 2008. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of December 28, 2008, our internal controls over financial reporting are effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Director’s and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the captions “Election of Directors” and “Executive Compensation.”

(b) Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c) Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the caption “Code of Ethics.”

(d) Audit Committee and Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2009 Annual Meeting of Stockholders under the caption “What committees has the Board established?”

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with its 2009 Annual Meeting of Stockholders under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with its 2009 Annual Meeting of Stockholders under the caption “Stock Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with its 2009 Annual Meeting of the Stockholders under the captions “Certain Relationships and Transactions with Management and Others” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with its 2009 Annual Meeting of the Stockholders under the captions “Audit and Non-Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(1)	Financial Statements

The financial statements included in Part II, Item 8 of this document are filed as part of this Report.

(2)	Financial Statement Schedule

The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(3)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company as amended through April 27, 2004.

3.2	Amended and Restated Bylaws of the Company as amended through November 1, 2007.

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A dated June 4, 2001).

4.1

Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders

(incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.1.1	Amendment to Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2	Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001).

4.2.1	First Amendment to Rights Agreement, dated June 19, 2003, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 2 of the Company’s Form 8-A12G/A as filed with the Securities and Exchange Commission on July 10, 2003).

4.2.2	Second Amendment to Rights Agreement, dated September 29, 2006, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006).

4.3	Indenture, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.4	Registration Rights Agreement, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.5	Form of Global 1.875% Convertible Subordinated Note due 2024 (included in Exhibit 4.7).

4.6	Indenture, dated September 24, 2007, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company America (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

4.7	Registration Rights Agreement, dated September 24, 2007 by and between the Company and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

4.8	Form of Global 3.875% Convertible Subordinated Note due 2027 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

10.1	Milcom International, Inc. 1995 Stock Option Plan (the “1995 Plan”) (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.1.1	Amendment No. 1 to 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

Exhibit Number	Description
10.1.2	Amendment No. 2 to the 1995 Plan (incorporated by reference to Exhibit 10.3.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.2	Form of Stock Option Agreement for 1995 Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3	Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3.1	Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.3.2	Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.4	Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.5	Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6	Powerwave Technologies, Inc. 1996 Director Stock Option Plan (the “Director Plan”) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6.1	Amendment No.1 to the Director Plan (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.6.2	Amendment No. 2 to the Director Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.7	Form of Stock Option Agreement for the Director Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.8	Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.10	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.11	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.12	Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 22, 2002).*

10.13	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 22, 2002).*

Exhibit Number	Description
10.14	Powerwave Technologies, Inc. 2005 Stock Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.15	Form of Stock Option Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.16	Form of Restricted Stock Award Agreement under the 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.17	Form of Stock Appreciation Rights Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.18	Form of Restricted Stock Unit Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.19	Form of Stock Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.20	Powerwave Technologies Executive Officer Cash Compensation Plan (incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).*

10.21

Extended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7,

2007).*

10.21.1	Amendment to the Powerwave Technologies, Inc. Extended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2008).

10.22	Manufacturing Services and Supply Agreement between the Company and Celestica Corporation dated as of November 1, 2002 (incorporated by reference to Exhibit 10.33 to the Company’s form 10-K as filed with the Securities and Exchange Commission on February 24, 2003).**

10.22.1	Amending Agreement dated March 10, 2006 between the Company and Celestica Corporation (incorporated by reference to Exhibit 10.33.1 of the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 12, 2005). **

10.22.2	Amended and Restated Amending Agreement dated October 5, 2007 between the Company and Celestica Corporation (incorporated by reference to Exhibit 10.33.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 9, 2007).

10.23	Manufacturing Services and Supply Agreement between the Company and Venture Corporation Limited dated as of January 13, 2003 (incorporated by reference to Exhibit 10.36 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on May 7, 2003).**

10.24	Repair Services Agreement between the Company and VM Services, Inc. dated June 26, 2003 (incorporated by reference to Exhibit 10.37 to the Company’s Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2003).**

10.25	Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Ronald J. Buschur.*

10.26	Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels.*

10.27	Amended and Restated Severance Agreement dated as of August 13 2008, between the Company and Ronald J. Buschur.*

10.28	Amended and Restated Severance Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels.*

Exhibit Number	Description
10.29	Letter Agreement regarding Change of Control Benefits between the Company and J. Marvin MaGee dated December 17, 2008.*

10.30	Letter Agreement Regarding Change of Control Benefits between the Company and Khurram Sheikh dated December 17, 2008.*

10.31

Revolving Trade Receivables Purchase Agreement, by and among Powerwave Technologies, Inc., Powerwave

Comtek, Inc., Powerwave Technologies Sweden AB and the several banks and other financial institutions named therein as purchasers and Deutsche Bank AG, New York Branch, as Administrative Agent, dated April 24, 2007

(incorporated by reference to Exhibit 10.61 of the Company’s Quarterly Report on Form 10-Q as filed with the

Securities and Exchange Commission on August 10, 2007).**

10.31.1	Amendment Agreement, dated May 15, 2008, to the Revolving Trade Receivables Purchase Agreement between the Company, Powerwave Comtek, Inc., Powerwave Technologies Sweden AB and Deutsche Bank AG, New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.61.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.32	Manufacturing Services Agreement dated December 30, 2007 between the Company and Sanmina-SCI Corporation (incorporated by reference to Exhibit 10.64 to the Company’s Form 10-K as filed with the Securities and Exchange Commission on February 28, 2008) **

10.33	Letter Agreement Regarding Change of Control Benefits between the Company and Basem Anshasi dated December 17, 2008. *

14

Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended

December 28, 2003 as filed with the Securities and Exchange Commission on February 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included in signature page.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 2nd day of March 2009.

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

Signature	Title	Date

/s/ RONALD J. BUSCHUR	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2009
Ronald J. Buschur

/s/ KEVIN T. MICHAELS	Chief Financial Officer	March 2, 2009
Kevin T. Michaels	(Principal Financial and Accounting Officer)

/s/ CARL W. NEUN	Chairman of the Board of Directors	March 2, 2009
Carl W. Neun

/s/ JOHN L. CLENDENIN	Director	March 2, 2009
John L. Clendenin

/s/ MOIZ M. BEGUWALA	Director	March 2, 2009
Moiz M. Beguwala

/s/ DAVID L. GEORGE	Director	March 2, 2009
David L. George

/s/ EUGENE L. GODA	Director	March 2, 2009
Eugene L. Goda

/s/ KEN J. BRADLEY	Director	March 2, 2009
Ken J. Bradley

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Balance Assumed in Acquisitions	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 28, 2008:
Allowance for doubtful accounts and sales returns	$11,897	—	966	(3,385)	$9,478
Allowance for excess and obsolete inventory	$47,251	—	15,435	(19,309)	$43,377

Year ended December 30, 2007:
Allowance for doubtful accounts and sales returns	$9,074	—	5,245	(2,422)	$11,897
Allowance for excess and obsolete inventory	$48,938	—	31,823	(33,510)	$47,251

Year ended December 31, 2006:
Allowance for doubtful accounts and sales returns	$8,558	778	7,144	(7,406)	$9,074
Allowance for excess and obsolete inventory	$17,467	12,695	35,696	(16,920)	$48,938