Form 10-K/A
period 2008-12-28
POWERWAVE TECHNOLOGIES INC
filed 2009-03-05
CIK 1023362

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

POWERWAVE TECHNOLOGIES, INC.

EXPLANATORY NOTE

Powerwave Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 28, 2008 to correct a typographical error in Exhibit 23.1, Consent of Independent Public Accounting Firm included in Part IV, Item 15. Except for the revised Exhibit 23.1 of Part IV, Item 15, no other information included in the Company’s Form 10-K is changed by this Amendment No. 1.

3

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this report:

(3)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 4th day of March 2009.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2009
Ronald J. Buschur

/s/ KEVIN T. MICHAELS	Chief Financial Officer	March 4, 2009
Kevin T. Michaels	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	March 4, 2009
Carl W. Neun

*	Director	March 4, 2009
John L. Clendenin

*	Director	March 4, 2009
Moiz M. Beguwala

*	Director	March 4, 2009
David L. George

*	Director	March 4, 2009
Eugene L. Goda

*	Director	March 4, 2009
Ken J. Bradley

*By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels (Attorney-in-Fact)

5