Form 10-K/A
period 2008-12-28
POWERWAVE TECHNOLOGIES INC
filed 2009-04-24
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-21507

POWERWAVE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-2723423
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 E. St. Andrew Place, Santa Ana, CA 92705

(Address of principal executive offices, zip code)

(714) 466-1000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.0001 NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☑

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

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 29, 2008, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $529,546,515 computed using the closing price of $4.05 per share of Common Stock on June 27, 2008, the last trading day of the second quarter, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of March 31, 2009 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 131,978,122.

Documents Incorporated by Reference

None.

POWERWAVE TECHNOLOGIES, INC.

Explanatory Note

Powerwave Technologies Inc. (the “Company” or “Powerwave”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended December 28, 2008, to include the information required by Part III Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in Powerwave’s Form 10-K for the fiscal year ended December 28, 2008 is changed by this Amendment No. 2.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Moiz M. Beguwala, 62, has been a member of Powerwave’s Board of Directors since December 2007. Mr. Beguwala serves on the Board of Directors of Skyworks Solutions, Inc., a wireless semiconductor company and its Nominating and Governance Committee; on the Board of Directors of SIRF Technology, a GPS semiconductor solutions company and its Compensation and Governance Committees; and serves as non-executive Chairman of the Board and member of the Compensation Committee of RF Nano, a privately held company engaged in research and development activities in carbon nanotubes. Mr. Beguwala was Senior Vice President and General Manger of the Wireless Communications business unit of Conexant Systems, Inc. from January 1999 to June 2002 when he retired from Conexant. Prior to Conexant’s spin off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998.

Ken J. Bradley, 61, has been a member of Powerwave’s Board of Directors since December 2007. Mr. Bradley has been President of Lytica Inc. since February 2005, a company specializing in supply chain management and product lifecycle planning. From January 2003 through January 2005, Mr. Bradley was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis. Prior to CoreSim, Mr. Bradley was with Nortel Networks from 1972 to 2002, most recently as Nortel’s Chief Procurement Officer. During his 30-year career at Nortel, Mr. Bradley held several national and international executive positions in supply management, operations management and technology development including Vice President, Supplier Strategy; Senior Managing Director, Guandong Nortel Communications Joint Venture in China; and Vice President, China Joint Venture Program. Mr. Bradley also serves on the Board of Directors of RadiSys Corporation, SynQor, Inc. and MU Analysis.

Ronald J. Buschur, 45, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

John L. Clendenin, 74, was the Lead Director of Powerwave from February 2005 to October 2007. Mr. Clendenin was non-executive Chairman of the Board of Directors of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. He also serves on the Board of Directors of Acuity Brands, Inc., and recently retired from the Boards of Equifax, Inc., The Kroger Company and The Home Depot, Inc.

David L. George, 55, has been a member of Powerwave’s Board of Directors since November 1995. Since August 2007, he has been President of Prime Radio Products, a manufacturer of commercial radio accessories for public safety equipment. From January 2005 to August 2007, he served as Executive Vice President Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications. From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, and Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks.

Eugene L. Goda, 73, has been a member of Powerwave’s Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company.

From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.

Carl W. Neun, 65, has been a member of Powerwave’s Board of Directors since February 2000 and was appointed as Chairman of the Board of Directors of Powerwave in October 2007. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun was Chairman of Oregon Steel Mills, Inc. until it was acquired in January 2007. He also serves on the Board of Directors of Planar Systems, Inc. and RadiSys Corporation.

Directors are elected at each of our annual meetings to serve until the annual meeting the following year, or until their successors are duly elected and qualified.

The Board met six times during fiscal year 2008. Each director attended all of the meetings of the Board and all meetings of the committees on which they served. In addition to Board meetings, the directors communicate informally with management on a variety of topics, including suggestions for Board or committee meeting agenda items, recent developments, and other matters of interest to the directors. The Board has unrestricted access to management at all times.

The Board has established a policy that its non-management directors meet regularly in executive session, without members of management present. The Chairman of the Board Carl W. Neun, presides over executive sessions of the non-management directors.

Executive Officers

Ronald J. Buschur, 45, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

J. Marvin MaGee, 56, is presently Chief Operating Officer of Powerwave. Mr. MaGee joined the Company in May 2007 as Senior Vice President, Operations and became Chief Operating Officer in December 2007. Mr. MaGee was employed by Celestica, Inc., a Toronto-based contract manufacturing service provider from 1997 through 2006, and was Executive Vice President of the World Wide Operations from 2005 through 2006 and from 2000 through 2002. Between 2002 and 2005, Mr. MaGee was Chief Operating Officer and President for Celestica. Mr. MaGee also served as Celestica’s Senior Vice President of North American Operations between 1997 and 1999. Prior to joining Celestica, Mr. MaGee was employed by IBM for 18 years in various management roles in Canada and the United States.

Kevin T. Michaels, 50, is presently Chief Financial Officer and Secretary of Powerwave. Mr. Michaels joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Khurram P. Sheikh, 38, is presently Chief Product and Development Officer of Powerwave. Mr. Sheikh joined the Company in August 2007 in his current capacity. Mr. Sheikh was employed by Time Warner Cable from August 2005 through 2007, as Vice President, Wireless Strategy and Development where he was responsible for the cable and media company’s entry into the wireless space. Between 2000 and 2005, Mr. Sheikh was Chief Technology Advisor for various divisions within Sprint where he led the next generation advanced technology efforts for the company. Mr. Sheikh is widely recognized in the industry for his pioneering efforts in the development of mobile wireless broadband or “4G” wireless technology including WiMAX and LTE. Mr. Sheikh received advanced graduate degrees in Electrical Engineering with specialization in wireless communications from Stanford University. He also completed an executive development course in product development from the Harvard Business School.

Basem Anshasi, 42, is presently the Vice President of Worldwide Sales of Powerwave and has held this position since December 2008. Mr. Anshasi joined the Company in July 2006 as Senior Director for Global OEM Sales, and was later named Vice President of Global OEM Sales in January 2007. Prior to joining Powerwave, Mr. Anshasi was employed by ADC Telecommunications, Inc. from January 1991 through July 2006, where he held several management positions in Sales, Engineering and Operations and was most recently Director of Sales, Wireless. Mr. Anshasi holds a Bachelor of Science Degree in Electrical Engineering from the University of Alabama, and a Master of Science Degree in Biomedical Engineering from the University of Alabama in Birmingham.

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

The Company has also adopted a Code of Business Conduct and Ethics which is applicable to all employees, officers and directors of the Company, including our principal executive officer, principal financial officer and principal accounting officer.

The Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charters of the various committees of the Board are available on the Company’s Investor Relations website under the “Corporate Governance” link at www.powerwave.com/investorrelations and in print without charge to any stockholder who makes a request in writing to Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705, Attn: Corporate Secretary. If we amend or waive the Code of Business Conduct and Ethics with respect to the chief executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, we will post the amendment or waiver at the same location on our website.

Audit Committee

The Company has a standing Audit Committee and the current members of this committee are Ken J. Bradley, John L. Clendenin and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the NASDAQ marketplace rules. The Audit Committee operates pursuant to a written charter. A copy of our Audit Committee charter is posted on our website at www.powerwave.com. Our Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 407 (d) (5) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

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

To Powerwave’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal year 2008, except that each of the following directors, Moiz M. Beguwala, Ken J. Bradley, John L. Clendenin, David L. George, Eugene L, Goda and Carl W. Neun inadvertently filed their Form 4’s late on December 10, 2008 to report their director option grants that were issued on December 5, 2008.

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

Role of the Compensation Committee, Management Involvement in Compensation Decisions

The Compensation Committee has the responsibility of making recommendations to the Board of Directors relating to the compensation paid to our executive officers and non-executive employees. In formulating its recommendations to the Board of Directors, the Compensation Committee reviews a variety of sources of information as described below.

The annual compensation process for non-executive employees usually begins early in the fourth quarter with a presentation by management to the Compensation Committee of a preliminary review of current trends in compensation, and the identification of potential issues regarding the components of the compensation paid to non-executive employees. As part of this process, the human resources department reviews several independent compensation surveys, such as Radford and Mercer’s Global Salary Planning Reports regarding market pay practices in the geographic areas where Powerwave has employees. Prior to the end of the fourth quarter, generally in November or December, based upon input from management and these independent compensation surveys, the Compensation Committee approves a salary increase budget and percentage increase guidelines for Powerwave’s non-executive employees for the upcoming year.

Following the formal performance review process for all employees and executive officers of Powerwave, which occurs in the fourth and first quarters of the year, the human resources department provides the Compensation Committee with survey and benchmarking data on market compensation levels for the executive officers. These surveys include the Radford Executive Survey Report, the Mercer Benchmark Database, the Hewitt Total Compensation Measurement Executive Report and Equilar Executive Insight. The surveys are reviewed to compare Powerwave’s compensation levels to market compensation levels, taking into consideration the other companies’ size, industry, as well as the individual executive’s level of responsibility.

For fiscal year 2008, the following companies were included in our comparison peer group for executive compensation purposes:

•	ADC Telecommunications, Inc.,

•	Applera Corporation

•	Cadence Design Systems, Inc.

•	Commscope Inc.

•	LSI Logic Corporation,

•	Plexus Corporation

•	Primus Telecommunications Group, Inc.

•	Teledyne Technologies, Inc.

Peer group data is gathered with respect to base salary, total annual cash compensation and target annual equity awards (including stock options and restricted stock). It does not include deferred compensation benefits or generally available benefits such as health care coverage or 401(k) plan matching contributions. The Compensation Committee’s general practice is to target base salaries, total cash compensation, and equity compensation at the 75th percentile of the peer companies, although the Committee retains the discretion to deviate from the peer company data to take into account factors such as an executive’s performance and the scope of an executive’s position and responsibilities. Accordingly, the 75th percentile of the base salaries, total cash compensation and equity compensation paid by our peer group companies is the starting point in the determination of the compensation to be paid to our executive officers, but we do not rely solely on such benchmarks in establishing the compensation package paid to each executive officer.

In January or February of each year, the Chief Executive Officer makes recommendations to the Compensation Committee for base salary, bonus award adjustments and equity awards for executives, excluding the Chief Executive Officer. Following a review of the recommendations of the Chief Executive Officer, the performance of the executives during the prior year, and the comparative survey data mentioned above, the Compensation Committee, then approves compensation adjustments of each executive officer. The Compensation Committee reviews the Chief Executive Officer’s performance during the prior year versus various financial and subjective performance measures, as well as the independent salary and competitive data as mentioned above in order to determine any adjustment with regard to the Chief Executive Officer’s base salary and bonus.

The Compensation Committee typically meets four or more times a year. In 2008, the Compensation Committee had seven meetings. The Company’s Chief Executive Officer is typically present at Compensation Committee meetings. Members of management, including the Chief Executive Officer, are not present during deliberations of the Compensation Committee or the Board of Directors with respect to their own individual compensation.

The Compensation Committee has not adopted any formal policies or targets for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information from a variety of sources and relies on the collective experience of its members in determining the appropriate level and mix of incentive compensation. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive.

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

•	The base salaries being provided to similarly-titled executive officers at the Company.

Annual Merit Increases

Salaries paid to executive officers are reviewed annually and proposed adjustments are based upon an assessment of the nature of the position, the individual’s contribution to corporate goals and achievements, experience and tenure of the executive officer, comparable market salary data, growth in Powerwave’s size and complexity, and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries. For 2008, due to macro-economic conditions the executive officers did not receive any increase in their base salaries. In 2007, the executive officers did not receive salary increases as well.

Annual Cash Bonus Plan

It is the Compensation Committee’s objective to have a substantial portion of each executive officer’s compensation be contingent upon Powerwave’s financial performance. The purpose of this objective is to directly align the cash incentive awards paid to the executive officers with the positive financial performance of the Company. The Company generally targets total cash compensation, including base salary and annual cash bonuses, for its named executive officers at the 75th percentile of total cash compensation offered by similarly situated companies based on as assessment of the survey data described above. In 2008, Powerwave maintained a cash bonus plan for executive officers of the Company which was intended to provide incentives to our executive officers in the form of cash bonus payments for achieving certain objective performance goals based on annual and quarterly revenue and pro-forma earnings per share targets. In 2008, there were revenue and pro-forma earnings per share targets for each quarter. The performance targets were established at the beginning of the fiscal year on the basis of an annual budget and were approved by the Compensation Committee. The performance targets were the same targets that were used in a 2008 bonus plan for non-executive officer employees. Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary. The annual target bonus amounts for our executives for 2008 were as follows:

Name	Percentage of Base Salary	Target Incentive ($)
Ronald J. Buschur	100%	$600,000
Kevin T. Michaels	90%	405,000
J. Marvin MaGee	90%	450,000
Khurram P, Sheikh	80%	340,000
Basem Anshasi	40%	112,000

If both the revenue and pro-forma earnings per share targets are fulfilled for each of the first, second and third quarters of fiscal year 2008, each executive officer would receive 20% of his or her annual target bonus amount. If both the revenue and pro-forma earnings per share targets are fulfilled for the fourth quarter of fiscal year 2008, each executive officer would receive 40% of his or her annual target bonus amount. If the minimum pro-forma earnings per share threshold for a quarter is fulfilled and if only one of the revenue or pro-forma earnings per share targets is fulfilled, then each executive officer would receive one half of the target bonus for the relevant quarter (10% for quarters one, two and three and 20% for the fourth quarter). In 2008, Powerwave met both of its quarterly performance targets in the second and third quarters and the executive officers received 20% of their annual bonus for each of the second and third quarters of fiscal year 2008. Powerwave did not meet its first or fourth quarter performance targets and no bonuses were paid with respect to these periods to any of our executive officers.

The performance targets for fiscal year 2008 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$230,000,000	$230,000,000	$230,000,000	$250,000,000
Pro-forma earnings per share (1)	$0.02	$0.03	$0.04	$0.05

(1)

Pro-forma earnings per share excludes certain charges and expenses arising from acquisitions the Company has made, including the amortization of certain intangible assets resulting from the purchase accounting valuation of those acquisitions. Also excluded are restructuring and impairment charges related to facility consolidations and closures, as well as associated severance costs. In addition, the goodwill impairment charges related to the SFAS 142 impairment test as well as the gain on the repurchase of the Company’s outstanding long-term debt are also excluded. The pro-forma results are also adjusted for income taxes.

Stock Options and Stock Awards

The Compensation Committee believes that equity ownership is important to tie a significant portion of our executive officer’s compensation directly to the performance of Powerwave’s Common Stock and shareholder gains, while creating an incentive for sustained growth. Equity ownership also provides an important executive officer retention tool. Stock option grant and stock award levels are determined by reference to market data and vary among executive officers based on their position and level of responsibility. The Company targets equity awards for its named executive officers at the 75th percentile of peer group companies based on an assessment of the survey data described above. Annual stock option grants and stock awards generally are approved by the Compensation Committee at its regularly scheduled meeting in August/September of each year. The Compensation Committee determines each year if annual grants or stock awards will be made based on a review of competitive market pressures and compensation levels. The Compensation Committee may decide not to grant stock options or make stock awards in any particular year. Stock options have an exercise price equal to the closing price of Powerwave’s Common Stock on the date of Compensation Committee approval of the grant. Options generally vest 25% after 12 months following the grant date with the remaining 75% vesting in equal monthly installments over the next 36 months. Vesting ceases on termination of employment. Newly hired executives receive their stock option award on their first day of employment with Powerwave. Newly promoted executives receive their stock option award on the date the Board of Directors or Compensation Committee approves their promotion.

In February 2008, Powerwave awarded Ronald Buschur, Kevin Michaels and Marvin MaGee shares of restricted stock in the amounts of 200,000, 140,000, and 35,000, respectively. These shares of Common Stock are subject to a risk of forfeiture which lapses over a 4-year period provided the named executive remains an employee of Powerwave. The Compensation Committee viewed these restricted stock grants as retention devices and they were also intended to provide an incentive to the executives to continue efforts to reduce the Company’s operating expenses. In deciding to make restricted stock grants in lieu of providing stock options to the executive officers, the Compensation Committee considered the fact that base salaries for these executives had not been increased for two years.

Also, in December 2008, Powerwave granted Basem Anshasi an option to purchase 50,000 shares of Common Stock upon his promotion to Vice President, Worldwide Sales. The option was based on the closing price of Powerwave’s Common Stock on the date of Compensation Committee approval of the grant and the option is subject to time based vesting over a 4-year period. The grant was intended to bring Mr. Anshasi’s option holdings in line with his new position based on the survey data used by the Compensation Committee. Mr. Anshasi also received options to purchase 70,000 shares of Common Stock in 2008 prior to his promotion as part of the Company’s annual option grant to key employees. These grants were designed to further align the interests of the key employees with our stockholders, and to create an incentive for sustained Company growth.

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

Stock Purchase Plan. Powerwave’s Extended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”), which qualifies under Section 423 of the Internal Revenue Code, permits participants, including executive officers to purchase Powerwave Common Stock on favorable terms. ESPP participants are granted a purchase right to acquire shares of Common Stock at a price that is 85% of the stock price on either the first day of the six month period or the stock price on the last day of the six month period, whichever is lower. The purchase dates occur on the last business days of July and January each year. To pay for the shares, each participant may authorize periodic payroll deductions from 1% to 15% of his or her cash compensation, subject to certain limitations imposed by the Internal Revenue Code. All payroll deductions collected from the participant in a six month period are automatically applied to the purchase of Common Stock on that period’s purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP prior to that date.

401(k) Plan. Powerwave maintains a savings plan under Section 401(k) of the Internal Revenue Code. The savings or 401(k) Plan is a tax qualified savings plan under which all employees, including executive officers, are able to contribute the lesser of up to 100% of their annual salary or the limit set by the IRS. Powerwave matches 100% of the first 6% of pay that is contributed by a participant. All contributions to the 401(k) plan, as well as any matching contributions are fully vested on contribution.

Termination or Change in Control Compensation. Powerwave does not have employment agreements with any of its executive officers. Powerwave has entered into Change of Control Agreements and Severance Agreements with Ronald Buschur and Kevin Michaels and Change of Control Agreements with Marvin MaGee, Khurram Sheikh and Basem Anshasi. These agreements are intended to promote stability and continuity of senior management. Information regarding the applicable payments under such agreements is provided under the heading “Potential Payments on Termination or Change in Control.”

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

Accounting for Stock-Based Compensation

On January 2, 2006, we began accounting for stock-based compensation in accordance with the requirements of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). In determining stock-based awards in fiscal year 2006, the Compensation Committee of Powerwave’s Board of Directors generally considered the potential expense of these programs recorded in accordance with SFAS 123R. The Committee concluded that the awards were in the best interests of stockholders given competitive practices in our industry and among our peer companies, the awards’ potential expense, the Company’s performance, and the impact of the awards on employee motivation and retention.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 2 to Powerwave’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Compensation Committee

Eugene L. Goda, Chairman

Moiz M. Beguwala

David L. George

The material in this report is not “soliciting material” and is not deemed filed with the SEC and is not to be incorporated by reference in any filing of Powerwave under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of each of our named executive officers for services rendered in all capacities for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Name and Position	Fiscal Year	Salary		Bonus	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation (3)	Total
Ronald J. Buschur President and Chief Executive Officer	2008 2007 2006	$600,017 600,158 592,788		$240,000 — —	$680,283 1,011,067 1,011,067	$134,628 324,480 266,479	$	— — —	$	— — —	$23,493 23,479 26,211	$1,678,421 1,959,184 1,896,545

Kevin T. Michaels Chief Financial Officer and Secretary	2008 2007 2006	450,024 450,083 445,192		162,000 — —	141,768 — —	236,005 280,972 186,126		— — —		— — —	30,504 32,261 29,023	1,020,301 763,316 660,341

J. Marvin MaGee Chief Operating Officer	2008 2007 2006	500,045 462,061 —	(4)	180,000 — —	35,442 — —	291,078 240,060 —		— — —		— — —	24,496 89,652 —	1,031,061 791,773 —

Khurram P. Sheikh Chief Product Development Officer	2008 2007 2006	425,009 163,515 —	(5)	136,000 — —	127,064 48,521 —	241,446 110,392 —		— — —		— — —	18,041 205,416 —	947,560 527,844 —

Basem Anshasi Vice President, Worldwide Sales	2008 2007 2006	325,215 — —		46,240 — —	— — —	96,800 — —		— — —		— — —	30,370 — —	498,625 — —

(1)

Mr. Buschur was granted a stock award of 200,000 shares of Common Stock in both 2008 and 2005. Mr. Michaels was granted a stock award of 140,000 shares of Common Stock in 2008. Mr. MaGee was granted a stock award of 35,000 shares of Common Stock in 2008. Mr. Sheikh was granted a stock award of 75,000 shares of Common Stock in 2007. We did not grant any stock awards in 2006. The amount reported represents the compensation cost recognized in fiscal years 2008, 2007 and 2006 related to these stock awards in 2008, 2007 and 2005 for financial statement reporting purposes in accordance with SFAS 123R. These amounts do not represent cash payments made to the named executives. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, without giving effect to estimated forfeitures.

(2)

Amounts in this column reflect only the compensation cost recognized in fiscal years 2008, 2007 and 2006 for financial statement reporting purposes in accordance with SFAS 123R and may include amounts from awards granted in, or prior to, 2006. These amounts do not represent cash payments made to the named executives. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, without giving effect to estimated forfeitures.

(3)	See the following separate table for details of “All Other Compensation.”

(4)	Includes signing bonus of $150,000.

(5)	Mr. Sheikh joined the Company in August 2007.

The following table details the components of “All Other Compensation” summarized in the table above.

All Other Compensation
Name and Position	Fiscal Year	Insurance Premium Payments (1)	401(k) Matching Contributions	Pension Contribution		Auto Allowance		Severance Payments		Change of Control Payments		Relocation Payments			Total
Ronald J. Buschur	2008 2007 2006	$16,570 16,556 20,975	$6,923 6,923 5,236	$	— — —	$	— — —	$	— — —	$	— — —	$	— — —		$23,493 23,479 26,211

Kevin T. Michaels	2008 2007 2006	16,570 18,761 17,888	13,934 13,500 11,135		— — —		— — —		— — —		— — —		— — —		30,504 32,261 29,023

J. Marvin MaGee	2008 2007 2006	5,811 4,496 —	13,800 — —		— — —		— — —		— — —		— — —		4,885 85,156 —	(2) (3)	24,496 89,652 —

Khurram P. Sheikh	2008 2007 2006	16,570 5,416 —	1,471 — —		— — —		— — —		— — —		— — —		— 200,000 —	(4)	18,041 205,416 —

Basem Anshasi	2008 2007 2006	16,570 — —	13,800 — —		— — —		— — —		— — —		— — —		— — —		30,370 — —

(1)	Includes both employer and employee insurance premiums that are paid by Powerwave on behalf of the named executive officers.

(2)	Represents reimbursement of tax preparation fee relating to Mr. MaGee’s relocation from Toronto, Canada to Southern California.

(3)

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

(4)	Represents a lump sum payment to Mr. Sheikh to cover relocation costs from New York to Southern California.

Grants of Plan-Based Awards

The following table sets forth, for the fiscal year ended December 28, 2008, certain information regarding grants of plan-based awards to our named executive officers. As of the end of fiscal year 2008, none of the named executive officers held any performance-based equity incentive awards.

Name	Grant Date		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards		Grant Date Fair Value of Stock and Option Awards (2)
			Threshold (1)	Target (1)	Maximum (1)
Ronald J. Buschur	N/A 02/20/08		$60,000 —	$600,000 —	$600,000 —	— 200,000	— —	$	— 2.96	$	— 592,000

Kevin T. Michaels	N/A 02/20/08		40,500 —	405,000 —	405,000 —	— 140,000	— —		— 2.96		— 414,400

J. Marvin MaGee	N/A 02/20/08		45,000 —	450,000 —	450,000 —	— 35,000	— —		— 2.96		— 103,600

Khurram P. Sheikh	N/A		34,000	340,000	340,000	—	—		—		—

Basem Anshasi	N/A 04/30/08 08/12/08 12/12/08	(3) (3)	11,200 — — —	112,000 — — —	112,000 — — —	— — — —	— 45,000 25,000 50,000		— 2.73 4.88 0.62		— 67,168 56,789 20,267

(1)

Represents the possible payout amounts under our 2008 Cash Bonus Plan, which are dependent upon the Company’s achievement of the performance conditions established by the Compensation Committee with respect to fiscal year 2008. The actual cash bonuses paid for fiscal year 2008 are reflected in the Summary Compensation Table.

(2)

The grant date fair value is computed in accordance with SFAS 123R. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008, without giving effect to estimated forfeitures.

(3)	These options were granted to Basem Anshasi prior to his promotion to Vice President, Worldwide Sales and prior to him becoming a named executive officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards to our named executive officers as of December 28, 2008:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable
Ronald J. Buschur	400,000 100,000 200,000 200,000 112,500	— — — — 87,500	(2)	— — — — —	$11.81 5.41 6.57 5.01 7.47	06/25/2011 08/05/2012 10/17/2013 07/21/2014 09/12/2016	108,500 — — — —	$54,250 — — — —	— — — — —	— — — — —

Kevin T. Michaels	50,000 75,000 75,000 200,000 67,500	— — — — 52,500	(2)	— — — — —	31.50 5.41 6.57 5.01 7.47	08/01/2010 08/05/2012 10/17/2013 07/21/2014 09/12/2016	75,950 — — — —	37,975 — — — —	— — — — —	— — — — —
	40,000	80,000	(3)	—	6.49	08/07/2017	—	—	—	—

J. Marvin MaGee	79,166	120,834	(4)	—	6.69	05/07/2017	18,987	9,494	—	—
	20,000	40,000	(3)	—	6.49	08/07/2017	—	—	—	—

Khurram P. Sheikh	61,666	123,334	(5)	—	6.80	08/13/2017	51,563	25,782	—	—

Basem Anshasi	4,375	5,625	(6)	—	5.17	03/16/2012	—	—	—	—
	—	45,000	(7)	—	2.73	04/30/2013	—	—	—	—
	—	25,000	(8)	—	4.88	08/12/2013	—	—	—	—
	15,104	9,896	(9)	—	8.18	07/17/2016	—	—	—	—
	5,625	4,375	(2)	—	7.47	09/12/2016	—	—	—	—
	8,333	16,667	(3)	—	6.49	08/07/2017	—	—	—	—
	—	50,000	(10)	—	0.62	12/12/2018	—	—	—	—

(1)	Value calculated by multiplying the closing market price of our Common Stock on December 28, 2008, or $0.50, by the number of shares.

(2)	The shares underlying the option vest at the rate of 25% on September 12, 2007 and the remaining 75% vests in equal monthly installments so that the option is fully vested on September 12, 2010.

(3)	The shares underlying the option vest at a rate of 25% on August 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 7, 2011.

(4)	The shares underlying the option vest at a rate of 25% on May 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on May 7, 2011.

(5)	The shares underlying the option vest at a rate of 25% on August 13, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 13, 2011.

(6)	The shares underlying the option vest at the rate of 25% on March 16, 2008 and the remaining 75% vests in equal monthly installments so that the option is fully vested on March 16, 2011.

(7)	The shares underlying the option vest at a rate of 25% on April 30, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on April 30, 2012.

(8)	The shares underlying this option vest at a rate of 25% on August 12, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 12, 2012.

(9)	The shares underlying the option vest at the rate of 25% on July 17, 2007 and the remaining 75% vests in equal monthly installments so that the option is fully vested on July 17, 2010.

(10)	The shares underlying the option vest at a rate of 25% on December 12, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on December 12, 2012.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended December 28, 2008:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ronald J. Buschur	—	$—	131,500	$364,225
Kevin T. Michaels	—	—	64,050	162,138
J. Marvin MaGee	—	—	16,013	40,535
Khurram P. Sheikh	—	—	23,437	96,140
Basem Anshasi	—	—	—	—

Potential Payments Upon Termination or Change in Control

We have entered into agreements with several of our executive officers that provide certain benefits upon the termination of their employment under certain conditions. Those agreements are summarized as follows:

Severance Agreements with Messrs. Buschur and Michaels

Effective August 1, 2003, Powerwave entered into severance agreements with Ronald J. Buschur and Kevin T. Michaels. Mr. Buschur’s severance agreement, as amended to date, provides that if his employment is terminated without “cause” or if he voluntarily resigns for “good reason” (as such terms are defined below), he shall be entitled to (i) a lump-sum payment equal to three times his “total annual compensation;” and (ii) continued group health insurance for a period of 36 months. For purposes of this agreement, “total annual compensation” is defined as base salary for the year in which employment terminates plus the greater of Mr. Buschur’s target bonus for the year in which employment terminates or the actual bonus paid in the prior year. Mr. Michaels executed an identical severance agreement, as amended to date, except that the severance payment amount is two times his total annual compensation, and the period of continued health coverage is 24 months. Both of these agreements were amended and restated on August 13, 2008 to conform with the regulations under Internal Revenue Code Section 409A.

Change of Control Agreements with Messrs, Buschur, Michaels, MaGee, Sheikh and Anshasi

Effective August 1, 2003, Powerwave also entered into change of control agreements with Mr. Buschur and Mr. Michaels. Mr. Buschur’s change in control agreement, as amended to date, provides that if in anticipation of, connection with, or within two years following a “change in control,” Mr. Buschurs’ employment is terminated without “cause”, or if Mr. Buschur voluntarily resigns for “good reason”, then Mr. Buschur shall be entitled to (i) a lump-sum payment equal to three times his total annual compensation; (ii) continued health insurance for a period of 36 months; and (iii) the immediate vesting of all unvested stock options held by Mr. Buschur. For purposes of this agreement, the term “total annual compensation” has the same definition as provided in the severance agreement. Mr. Michaels executed an identical change in control agreement, except that the lump sum payment is two times his total annual compensation, and the period of continued health insurance coverage is 24 months. Both of these agreements were amended and restated on August 13, 2008 to conform with the regulations under Internal Revenue Code Section 409A.

Effective May 2007, Powerwave entered into a Change in Control Agreement with Marvin MaGee which provides that if in anticipation of, or within 18 months following, a “change in control” of Powerwave, Mr. MaGee’s employment is terminated without “cause” or if Mr. MaGee voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to 18 months of his then annual salary (ii) continued health coverage for a period of 18 months; and (iii) outplacement assistance for 18 months. This agreement was amended and restated in December 2008 to conform with the regulations under Internal Revenue Code Section 409A.

Effective August 2007, Powerwave entered into a Change in Control Agreement with Khurram Sheikh which provides that if in anticipation of, or within 18 months following, a “change in control” of Powerwave, Mr. Sheikh’s employment is terminated without “cause” or if Mr. Sheikh voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to 18 months of his then annual salary (ii) continued health coverage for a period of 18 months; and (iii) outplacement assistance for 18 months. This agreement was amended and restated in December 2008 to conform with the regulations under Internal Revenue Code Section 409A.

Effective December 2008, Powerwave entered into a Change in Control Agreement with Basem Anshasi which provides that if in anticipation of, or within 18 months following, a “change in control” of Powerwave, Mr. Anshasi’s employment is terminated without “cause” or if Mr. Anshasi voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to 18 months of his then annual salary (ii) continued health coverage for a period of 18 months; and (iii) outplacement assistance for 18 months.

For purposes of the severance and change of control agreements, “cause” means: (i) the continued, unreasonable refusal or the omission by the employee to perform any material duties required of him by the Company, if such duties are consistent with duties customary for his position; (ii) any material act or omission by the employee involving malfeasance or gross negligence in the performance of his duties to, or material deviation from any of the policies or directives of the Company; (iii) conduct on the part of the employee which constitutes the breach of any statutory or common law duty of loyalty to the Company, including the unauthorized disclosure of material confidential information or trade secrets of the Company; or (iv) any illegal act by the employee which materially and adversely affects the business of the Company or any felony committed by employee, as evidenced by conviction thereof, provided that the Company may suspend the employee with pay while any allegation of such illegal or felonious act is investigated.

The term “good reason” means any of the following, without the employee’s written consent: (i) a material reduction by the Company in the employee’s compensation that is not made in connection with an across the board reduction of all the Company’s executive salaries; (ii) the assignment of duties to the employee which reflect a material adverse change in authority, responsibility or status with the Company or any successor; (iii) a material relocation of the employee to a location more than 30 miles from the location where the employee was regularly assigned to immediately prior to the employee’s termination of employment or a change in control, whichever occurs first; or (iv) a failure by the Company to pay any material portion of the employee’s compensation within ten (10) days of the date due.

These agreements define “change in control” as the occurrence of any of the following events: (i) the acquisition, directly or indirectly, by any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of the beneficial ownership of more than fifty percent of the outstanding securities of Powerwave; (ii) a merger or consolidation in which Powerwave is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which Powerwave in incorporated; (iii) the sale, transfer or other disposition of all or substantially all of the assets of Powerwave; (iv) a complete liquidation or dissolution of Powerwave; (v) any reverse merger in which Powerwave is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger; or (vi) the date a majority of the members of the board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors before the date of appointment or election,

The following table sets forth potential payments payable to our current named executive officers upon termination of employment without cause or a termination of employment without cause in connection with a change in control. The Company’s Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming a termination of employment without cause on December 28, 2008 and a change of control on, and termination of employment without cause on December 28, 2008:

Name	Trigger (1)	Salary and Bonus (2)	Continuation of Benefits (3)	Value of Option Acceleration (4)			Value of Restricted Stock Acceleration		Total Value
Ronald J. Buschur	Termination without Cause Change of Control	$3,600,000 3,600,000	$47,891 47,891	$	— —	(5)	$	— 54,250	$3,647,891 3,702,141

Kevin T. Michaels	Termination without Cause Change of Control	1,710,000 1,710,000	31,927 31,927		— —	(5)		— 37,975	1,741,927 1,779,902

J. Marvin MaGee	Termination without Cause Change of Control	— 750,000	— 8,067		— —			— 9,494	— 767,561

Khurram Sheikh	Termination without Cause Change of Control	— 637,500	— 23,946		— —			— 25,782	— 687,228

Basem Anshasi	Termination without Cause Change of Control	— 477,000	— 23,946		— —			— —	— 500,946

(1)

Messrs. Buschur and Michaels are entitled to the benefits specified in this table if their employment is terminated without cause or if they voluntarily resign for “good reason.” In the case of a “change of control,” Messrs. Buschur and Michaels are entitled to the benefits specified in this table if in anticipation of, in connection with or within two years following a “change of control,” their employment is terminated without cause or if they voluntarily resign for “good reason.” In the case of a “change of control” Messrs. MaGee, Sheikh and Anshasi are entitled to the benefits specified in this table if in anticipation of, in connection with or within eighteen months following a “change of control,” their employment is terminated without cause or if they voluntarily resign for good reason.

(2)

Represents three times annual 2008 salary and target bonus for 2008 in the case of Mr. Buschur. Represents two times annual 2008 salary and target bonus for 2008 in the case of Mr. Michaels. Represents one and a half times annual 2008 salary for Messrs. MaGee, Sheikh and Anshasi.

(3)

Represents the cost of continuing medical benefits via COBRA for three years in the case of Mr. Buschur and two years in the case of Mr. Michaels. Represents the cost of continuing medical benefits via COBRA for one and a half years for Messrs. MaGee, Sheikh and Anshasi. For purposes of this calculation, expected costs have not been adjusted for any actuarial assumptions related to mortality or increases in costs.

(4)

Represents the aggregate value of the accelerated vesting of the executive officers’ unvested stock options if their employment is terminated for cause or if they voluntarily resign for “good reason” in connection with, in anticipation of or within two years following a “change of control”. The amounts shown as the value of the accelerated stock options are based on the intrinsic value of the options as of December 28, 2008. This was calculated by multiplying (i) the difference between the fair market value of the options as of December 28, 2008 (based on a closing market price of $0.50 per share on December 28, 2008) and the applicable exercise price by (ii) the assumed number of option shares vesting on an accelerated basis on December 28, 2008.

(5)

In case of a change of control, if in anticipation of, in connection with, or within two years following a change of control, the employment of Mr. Buschur or Mr. Michaels is terminated without cause or if they voluntarily resign for good reason, then their options would accelerate. At December 28, 2008, their options had no intrinsic value because the exercise price of each outstanding option was greater than the closing price of our Common Stock.

Board Compensation

Under the Company’s Corporate Governance Guidelines, non-employee Director compensation is determined annually by the Board of Directors acting upon the recommendation of the Compensation Committee. Directors who are also employees of the Company receive no additional compensation for service as a Director. The following table shows compensation for non-employee directors for fiscal year 2008:

Annual director retainer	$40,000
Annual lead director/chairman retainer	$60,000
Annual audit committee chair (1)	$10,000
Annual compensation committee chair (1)	$ 7,500
Annual corporate governance and nominating committee chair (1)	$ 5,000
Annual stock option grant	10,000 shares
Board meeting fees (2)	$ 1,500
Committee meeting fees (3)	$ 1,000

(1)	This is in addition to the committee meeting fees.

(2)	This is paid for each Board meeting attended, including phone meetings where resolutions were taken.

(3)	This is paid for each committee meeting attended, including phone meetings where resolutions were taken.

The Company does not provide retirement benefits to non-employee directors under any current program.

Stock Options

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s Common Stock are reserved for issuance under the plan. The Director Plan provides that each member of the Board of Directors who is not an employee or paid consultant of the Company will automatically be eligible to receive non-statutory options to purchase Common Stock under the Director Plan. Each director elected after December 5, 1996, will be granted an initial option under the Director Plan covering 30,000 shares of Common Stock that vests at the rate of 25% on the first anniversary of the grant date and the remaining 75% vesting in equal monthly installments over the following three years. Furthermore, annually on each December 5, each director who has been an eligible participant under the Director Plan for at least six (6) months shall be granted an annual option under the Director Plan to purchase 10,000 shares of Common Stock that vests 100% on the fourth anniversary date of the grant. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of Common Stock on the grant date. All options expire no later than five years after the grant date. As of December 28, 2008, a total of 208,125 options had been exercised under the Director Plan. There were 280,000 options outstanding under the Director Plan as of December 28, 2008 at a weighted average exercise price of $5.56 per share. There were 711,875 shares available for grant under the Director Plan at December 28, 2008.

On December 5, 2008, Messrs. Beguwala, Bradley, Clendenin, George, Goda, and Neun were each granted an option to purchase 10,000 shares of Common Stock at an exercise price of $0.49 per share under the Director Plan in connection with their annual membership on the Board.

Independent Director Compensation

The following table sets forth compensation for the fiscal year ended December 28, 2008 for the Company’s independent directors:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Moiz M. Beguwala	$59,000	$—	$30,438	$—	$—	$—	$89,438
Ken J. Bradley	60,000	—	30,438	—	—	—	90,438
John L. Clendenin	62,500	—	32,384	—	—	—	94,884
David L. George	59,000	—	32,384	—	—	—	91,384
Eugene L. Goda	66,500	—	32,384	—	—	—	98,884
Carl W. Neun	90,000	—	32,384	—	—	—	122,384

(1)

Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers. These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel, lodging and other reasonable out-of-pocket expenses which are related to service on the Company’s Board of Directors.

(2)

Reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 28, 2008, in accordance with SFAS 123R, without giving effect to estimated forfeitures, and thus includes amounts from options granted in prior years. Includes stock options for 10,000 shares of Common Stock that are granted to each independent director annually on December 5. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. As of December 28, 2008, each director had the following number of stock options outstanding:

Mr. Clendenin	50,000
Mr. George	50,000
Mr. Goda	50,000
Mr. Neun	50,000
Mr. Beguwala	40,000
Mr. Bradley	40,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of March 29, 2009, except as otherwise noted, by persons who are directors, executive officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Outstanding (2)
FMR LLC. 82 Devonshire Street Boston, MA 02109	8,762,100	(3)	6.6%

Barclays Global Investors (Deutschland) AG Apianstrasse 6 D-85774 Unterfohring, Germany	7,241,413	(4)	5.5%

Artis Capital Management LP Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Suite 1700 San Francisco, CA 94105	21,694,274	(5)	16.4%

Artis Partners 2X Ltd. c/o Goldman Sachs Administration Services Gardenia Court, Suite 3307 45 Market Street Camana Bay, P.O. Box 896 KY1-1103, Cayman Islands	8,772,969	(6)	6.6%

Dimensional Fund Advisors, LLP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	7,603,376	(7)	5.8%

Ronald J. Buschur	1,311,581	(8)	*

Kevin T. Michaels	636,942	(9)	*

Khurram Sheikh	169,507	(10)	*

Basem Anshasi	152,813	(11)	*

J. Marvin MaGee	148,211	(12)	*

John L. Clendenin	94,000	(13)	*

David L. George	65,625	(13)	*

Eugene L. Goda	50,000	(13)	*

Carl W. Neun	35,000	(13)	*

Ken J. Bradley	32,625	(14)	*

Moiz M. Beguwala	20,625	(14)	*

All Directors and Executive Officers as a Group (11 persons)	2,716,929	(15)	2.0%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of March 29, 2009, and shares of Common Stock subject to our outstanding 1.875% convertible notes due November 2024 and our 3.875% convertible notes due October 2027 currently convertible, or convertible within 60 days of March 29, 2009, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person. As of March 29, 2009 the Company had a total of 131,978,122 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(3)

Based on a Schedule 13G dated January 9, 2009 filed with the SEC. The Schedule 13G states that FMR LLC, an investment advisor, has sole power to vote or direct the vote with respect to 1,468,000 shares and sole dispositive power with respect to 8,762,100 shares.

(4)

Based on a Schedule 13G dated February 6, 2009 filed with the SEC. The Schedule 13G states that Barclays Global Investors (Deutschland) AG has sole voting power with respect to 6,732,947 shares and sole dispositive power with respect to 7,241,413 shares.

(5)

Based on a Schedule 13G dated February 17, 2009 filed with the SEC. The 13G states that Artis Capital Management LP, Artis Capital Management, Inc. and Stuart L. Peterson have shared voting and dispositive power with respect to these shares. Artis Capital Management LP is a registered investment adviser and is the investment adviser of funds that hold the shares for the benefit of investors in those funds. Artis Capital Management, Inc. is the general partner of Artis Capital Management LP. Mr. Peterson is the president of Artis Capital Management, Inc. and the controlling owner of Artis Capital Management LP and Artis Capital Management, Inc. Each of Artis Capital Management LP, Artis Capital Management , Inc. and Mr. Peterson disclaims beneficial ownership of these shares, except to the extent of their respective pecuniary interest therein.

(6)

Based on a Schedule 13G dated February 17, 2009 filed with the SEC. These shares are included in the shares described in footnote (5) above. Artis Partners 2X Ltd. is an investment fund, the investment adviser of which is Artis Capital Management LP. Artis Partners 2X Ltd. disclaims beneficial ownership of the shares reported in this table.

(7)

Based on a Schedule 13G dated February 9, 2009 filed with the SEC. The Schedule 13G states the Dimensional Fund Advisors LLP, an investment advisor, has sole voting power with respect to 7,516,085 shares and sole dispositive power with respect to 7,603,376 shares. Dimensional Fund Advisors LLP disclaims beneficial ownership of the shares reported in this table.

(8)	Includes options exercisable for 1,033,333 shares within 60 days of March 29, 2009 and 93,000 shares of restricted stock subject to forfeiture.

(9)	Includes options exercisable for 532,500 shares within 60 days of March 29, 2009 and 65,100 shares of restricted stock subject to forfeiture.

(10)	Includes options exercisable for 80,937 shares within 60 days of March 29, 2009 and 46,875 shares of restricted stock subject to forfeiture.

(11)	Includes options exercisable for 51,977 shares within 60 days of March 29, 2009.

(12)	Includes options exercisable for 126,250 shares within 60 days of March 29, 2009 and 16,275 shares of restricted stock subject to forfeiture.

(13)	Includes options exercisable for 10,000 shares within 60 days of March 29, 2009.

(14)	Includes options exercisable for 10,625 shares within 60 days of March 29, 2009.

(15)	Includes options exercisable for 1,886,247 shares within 60 days of March 29, 2009 (see footnotes 8-14).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock-based award plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock-based award plans. The following table provides summary information as of December 28, 2008 for all of our stock-based award plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock-Based Awards Plans (Excluding Shares Reflected in Column 1)
Equity compensation plans approved by Shareholders	6,840,921	$8.34	5,981,935	(1)
Equity compensation plans not approved by Shareholders	—	—	—

Total	6,840,921	$8.34	5,981,935

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 380,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since the beginning of fiscal year 2008, there have been no transactions in which the Company was or is a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related party transactions is that all material transactions are to be reviewed by the Audit Committee for any possible conflicts of interest. In the event of a potential conflict of interest, the Audit Committee will generally evaluate the transaction in terms of the following standards: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Audit Committee will then document its findings and conclusion in written minutes.

Director Independence

Our Board of Directors, assisted by our Nominating and Corporate Governance Committee, annually assesses the independence status of our directors for purposes of Board and committee memberships. Our corporate governance policies and practices require that at least a majority of the members of our Board of Directors be independent as provided by the NASDAQ marketplace rules. It has been determined that all of the members of our Board of Directors are independent with the exception of Ronald J. Buschur, our Chief Executive Officer and President. Our corporate governance policies and practices further require that each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be comprised solely of independent directors. For purposes of the Audit Committee, independence is determined by reference to both the NASDAQ marketplace rules and Section 10A of the Exchange Act (including Rule 10A-3 promulgated thereunder). For purposes of the Compensation Committee and Nominating and Corporate Governance Committee, independence is determined by reference to the NASDAQ marketplace rules. It has been determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent under the applicable guidelines.

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

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended December 28, 2008 and December 30, 2007:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007
Audit Fees (1)	$1,967,796	$1,841,514
Audit-Related Fees (2)
Registration statements	—	117,602

Total audit-related fees	—	117,602

Tax Fees (3)
Tax compliance	172,159	633,210
Other tax consulting	80,016	119,081

Total tax fees	252,175	752,291

Total Fees	$2,219,971	$2,711,407

(1)

Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2008 and 2007, for the audit of Powerwave’s internal controls over financial reporting for fiscal years 2008 and 2007, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2008 and 2007.

(2)	Includes fees for professional services rendered in fiscal 2007 in connection with the Offering Memorandum related to our $130,000,000 Subordinated Notes due 2027

(3)	Includes fees for professional services rendered in fiscal 2008 and 2007, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Exhibit Number	Description
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. *

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 24th day of April 2009.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2009

/S/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	April 24, 2009

* Carl W. Neun	Chairman of the Board of Directors	April 24, 2009

* John L. Clendenin	Director	April 24, 2009

* Moiz M. Beguwala	Director	April 24, 2009

* David L. George	Director	April 24, 2009

* Eugene L. Goda	Director	April 24, 2009

* Ken J. Bradley	Director	April 24, 2009

*By:	/S/ KEVIN T. MICHAELS
Kevin T. Michaels (Attorney-in-Fact)