Form 10-Q
period 2009-03-29
POWERWAVE TECHNOLOGIES INC
filed 2009-05-05
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☑         Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of April 30, 2009, the registrant had 131,978,122 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 29, 2009

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost savings from restructuring activities, restructuring charges, and the level of expected future capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed under Part I, Item 1A, Risk Factors. Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 29, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$52,552	$46,906
Restricted cash	2,850	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $11,143 and $9,478, respectively	178,107	213,871
Inventories	72,918	81,098
Prepaid expenses and other current assets	25,590	25,303
Deferred income taxes	3,204	3,204

Total current assets	335,221	373,815
Property, plant and equipment, net	94,639	98,616
Intangible assets, net	2,490	3,803
Asset held for sale	4,085	4,845
Other assets	6,363	6,817

TOTAL ASSETS	$442,798	$487,896

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$108,881	$139,267
Accrued payroll and employee benefits	11,817	12,286
Accrued restructuring costs	5,029	5,813
Accrued expenses and other current liabilities	33,923	37,390

Total current liabilities	159,650	194,756
Long-term debt	300,887	306,321
Other liabilities	1,774	1,898

Total liabilities	462,311	502,975
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,978,122 and 131,637,460 shares issued and outstanding, respectively	766,234	765,204
Accumulated other comprehensive income	10,881	14,245
Accumulated deficit	(796,628)	(794,528)

Net shareholders’ deficit	(19,513)	(15,079)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$442,798	$487,896

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net sales	$149,745	$226,302
Cost of sales:
Cost of goods	114,962	172,764
Intangible asset amortization	623	6,110
Restructuring and impairment charges	1,408	5,372

Total cost of sales	116,993	184,246

Gross profit	32,752	42,056
Operating expenses:
Sales and marketing	9,741	12,546
Research and development	15,147	19,672
General and administrative	12,099	15,097
Intangible asset amortization	327	2,597
Restructuring and impairment charges	1,498	113

Total operating expenses	38,812	50,025

Operating loss	(6,060)	(7,969)
Other income (expense), net	5,430	(5,310)

Loss before income taxes	(630)	(13,279)
Income tax provision	1,470	968

Net loss	$(2,100)	$(14,247)

Loss per share, basic and diluted	$(0.02)	$(0.11)

Shares used in the computation of loss per share:
Basic and diluted	131,491	130,927

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008
Net loss	$(2,100)	$(14,247)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(3,364)	36,544

Comprehensive income (loss)	$(5,464)	$22,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,100)	$(14,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,033	14,756
Non-cash restructuring and impairment charges	2,906	5,485
Provision for sales returns and doubtful accounts	1,848	(472)
Provision for excess and obsolete inventories	694	4,279
Compensation costs related to stock-based awards	899	1,290
Gain on repurchase of convertible debt	(4,023)	—
Loss (gain) on disposal of property, plant and equipment	17	(88)
Gain on settlement of litigation	(645)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	33,477	(5,691)
Inventories	5,387	(6,597)
Prepaid expenses and other current assets	(952)	4,909
Accounts payable	(30,835)	30,261
Accrued expenses and other current liabilities	(6,178)	(7,432)
Other non-current assets	52	(158)
Other non-current liabilities	(76)	(4,763)

Net cash provided by operating activities	6,504	21,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,687)	(3,409)
Restricted cash	583	4,177
Proceeds from sale of business, other assets & investments	—	250
Acquisitions, net of cash acquired	1,960	—

Net cash provided by investing activities	856	1,018
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from stock-based compensation arrangements	131	491
Repurchase of common stock	—	(417)
Retirement of long-term debt	(1,345)	—

Net cash provided by (used in) financing activities	(1,214)	74

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(500)	2,260

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,646	24,884
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151

CASH AND CASH EQUIVALENTS, end of period	$52,552	$83,035

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$126	$90

Income taxes	$1,559	$1,622

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unpaid purchases of property and equipment	$660	$360

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America for complete financial statements. The interim financial information is unaudited; however, it reflects all normal adjustments and accruals which are in the opinion of management considered necessary to provide a fair presentation for the interim periods presented. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or full year ending January 3, 2010, (“fiscal 2009”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Newly Adopted Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, and such assets should be amortized to expense over the period such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 141R (revised 2007), Business Combinations (SFAS 141R) and SFAS No. 157, Fair Value Measurement (SFAS 157). EITF 08-7 is effective for financial statements in the first quarter of 2009. The adoption of EITF 08-7 did not have a material impact on the Company’s business, results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets (SFAS 142). FSP 142-3 is effective in the first quarter of 2009. The adoption of FSP 142-3 did not have a material impact on the Company’s business, results of operations or financial condition.

In December 2007, the FASB issued SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), an amendment of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (ARB 51). SFAS 141R will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective in the first quarter of 2009. The adoption of SFAS 141R and SFAS 160 did not have a material impact on the Company’s business, results of operations or financial condition.

New Accounting Pronouncements

In April 2009, the FASB issued related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) and (ii) FSP No. 107-1 and Accounting Principles Board (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), both of which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company does not expect the adoption of either of these Staff Positions to have a material effect on its business, results of operations or financial condition.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). Under the fair value recognition provision of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted according to the Black-Scholes-Merton option pricing model and a single option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s Common Stock on the date of grant.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Cost of sales	$267	$244
Sales and marketing expenses	90	115
Research and development expenses	247	278
General and administrative expenses	295	653

Increase to operating loss before income taxes	899	1,290
Income tax benefit recognized	—	—

Increase to net loss	$899	$1,290

Increase to net loss per share:
Basic and diluted	$0.01	$0.01

As of March 29, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $4.9 million, net of estimated forfeitures of $1.9 million, which is expected to be recognized over a weighted-average period of 1.7 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2009 and 2008 were $0.43 per share and $1.60 per share, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

The fair value of options granted under the Company’s stock incentive plans during the first three months of fiscal 2009 and 2008 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended
	March 29, 2009	March 30, 2008
Weighted average risk-free interest rate	1.7%	2.1%
Expected life (in years)	5.2	4.5
Expected stock volatility	148%	60%
Dividend yield	None	None

Note 3. Supplemental Balance Sheet Information

Inventories

Net inventories are as follows:

	March 29, 2009	December 28, 2008
Parts and components	$28,833	$28,547
Work-in-process	2,133	2,618
Finished goods	41,952	49,933

Total inventories	$72,918	$81,098

Inventories are net of an allowance for excess and obsolete inventory of approximately $34.2 million and $43.4 million as of March 29, 2009 and December 28, 2008, respectively.

Asset Held For Sale

In the fourth quarter of 2008, the Company completed the closure of its manufacturing facility in Salisbury, Maryland as part of its 2008 Restructuring Plan. The carrying value of the building has been separately presented in the accompanying balance sheet under the caption “Asset Held for Sale” and this asset is no longer being depreciated. In the first quarter of 2009, the Company recorded an additional charge of $0.8 million to write the building down to its fair value less cost to sell in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company signed a Purchase and Sale Agreement for the building in April 2009 and expects the sale of the building to be completed in the second quarter of 2009.

Warranty

Accrued warranty costs are as follows:

	Three Months Ended
Description	March 29, 2009	March 30, 2008
Balance at beginning of period	$10,763	$26,975
Reductions for warranty costs incurred	(2,501)	(2,725)
Warranty accrual related to current year sales	1,444	2,142
Settlement of previous warranty claims	—	(2,858)
Change in estimate related to previous warranty accruals	—	(2,360)
Effect of exchange rates	(2)	503

Balance at end of period	$9,704	$21,677

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 4. Intangible Assets

Intangible Assets

Intangible assets are as follows:

Intangible Assets Subject to Amortization:	March 29, 2009	December 28, 2008
Developed technology (net of accumulated amortization of $3,829 and $3,206, respectively)	$1,871	$2,494
Customer relationships (net of accumulated amortization of $1,269 and $3,479, respectively)	619	1,309

Intangible assets, net	$2,490	$3,803

Amortization expense related to intangible assets totaled $1.0 million and $8.7 million for the first quarter of 2009 and 2008, respectively. The remaining $2.5 million of intangible assets will be fully amortized in 2009.

Note 5. Financing Arrangements and Long-Term Debt

In the first quarter of 2009, the Company repurchased approximately $5.4 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of $4.0 million on the purchase. After the purchase, the Company had $150.9 million remaining on the 1.875% convertible subordinated notes.

On April 3, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”), by and among the Company, the several lenders named therein as “Lenders” from time to time and Wells Fargo Foothill, LLC, as arranger and administrative agent for the Lenders. Pursuant to the Credit Agreement, the Lenders will make available to the Company a senior secured revolving credit facility up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement and on eligible domestic and foreign accounts receivables. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts and cash and cash equivalents. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company. The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures.

On April 3, 2009, in connection with entering into the Credit Agreement referenced above, the Company terminated its Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent, as amended on May 15, 2008 (the “Amended Receivables Purchase Agreement”). As of the date of termination, the Company did not have any borrowings outstanding under the Amended Receivables Purchase Agreement. In addition, the Company did not incur any early termination penalties in connection with the termination of the Amended Receivables Purchase Agreement.

Note 6. Restructuring and Impairment Charges

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Finland and Sweden. These reductions were undertaken in response to current economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company expects to finalize the plan in the second half of 2009.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the three months ended March 29, 2009 is as follows:

Workforce Reductions
Balance at December 28, 2008	$—
Amounts accrued	1,517
Amounts paid/incurred	(506)
Effects of exchange rates	13

Balance at March 29, 2009	$1,024

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reduction amounts will be paid through the first quarter of 2010.

2008 Restructuring Plan

In June 2008, the Company formulated and began to implement a plan to further consolidate operations and reduce manufacturing and operating expenses. As part of this plan, the Company closed its Salisbury, Maryland manufacturing facility and transferred most of the production to its other manufacturing operations. In addition, the Company closed its design and development center in Bristol, UK and discontinued manufacturing operations in Kempele, Finland. These actions were finalized in the first quarter of 2009.

A summary of the activity affecting its accrued restructuring liability related to the 2008 Restructuring Plan for the three months ended March 29, 2009 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$3,106	$585	$3,691
Amounts accrued	595	32	627
Amounts paid/incurred	(1,714)	(90)	(1,804)
Effects of exchange rates	(99)	(3)	(102)

Balance at March 29, 2009	$1,888	$524	$2,412

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reductions will be paid out through the third quarter of 2009, and the facility closure amounts will be paid out over the remaining lease term, which extends through September 2010.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

A summary of the activity affecting its accrued restructuring liability related to the 2007 Restructuring Plan for the three months ended March 29, 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$551
Amounts accrued	2
Amounts paid/incurred	(145)
Effects of exchange rates	(94)

Balance at March 29, 2009	$314

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

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic plc wireless acquisition, the Company formulated and began to implement a plan to restructure its global manufacturing operations, including the consolidation of its manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China. The plan includes a reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. In addition, the Company also ceased the production of certain product lines manufactured at these facilities to eliminate duplicative product lines.

A summary of the activity affecting its accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the three months ended March 29, 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$146
Amounts accrued	—
Amounts paid/incurred	—
Effects of exchange rates	1

Balance at March 29, 2009	$147

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146. The Company’s restructuring and integration plans are subject to continued future refinement as additional information becomes available. The Company expects that the remaining payments on this plan will be made in the second quarter of 2009.

Integration of LGP Allgon and REMEC, Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC, Inc.’s wireless systems business and LGP Allgon’s operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The implementation of the restructuring and integration plan is substantially complete.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the three months ended March 29, 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$1,425
Amounts accrued	—
Amounts paid/incurred	(293)
Effect of exchange rates	—

Balance at March 29, 2009	$1,132

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In the first quarter of 2009, the Company recorded a charge of approximately $0.8 million to write down the Salisbury, Maryland building to its fair value less the cost to sell. The Company also incurred severance charges of $2.1 million related to personnel reductions primarily in the United States, Finland and Sweden.

In the first quarter of 2008, the Company recorded a charge of approximately $5.4 million for the impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue due primarily to the consolidation of its facilities in China, and incurred charges of $0.1 million for professional fees related to the Company’s restructuring plans.

Note 7. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
Interest income	$398	$181
Interest expense	(2,731)	(2,959)
Foreign currency gain (loss), net	2,821	(3,248)
Other income, net	4,942	716

Total	$5,430	$(5,310)

Other income (expense), net, for the quarter ended March 29, 2009 includes a gain of approximately $4.0 million related to the repurchase of approximately $5.4 million in aggregate par value of the Company’s outstanding 1.875% convertible subordinated notes due 2024.

Note 8. Loss Per Share

In accordance with SFAS No. 128, Earnings Per Share (SFAS 128), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 31,190,392 and 36,858,360 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three months ended March 29, 2009 and March 30, 2008, respectively, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	March 29, 2009	March 30, 2008
Basic:
Loss	$(2,100)	$(14,247)
Weighted average common shares	131,491	130,927

Basic loss per share	$(0.02)	$(0.11)

Diluted:
Loss	$(2,100)	$(14,247)
Interest expense of convertible debt, net of tax	—	—

Loss, as adjusted	$(2,100)	$(14,247)

Weighted average common shares	131,491	130,927
Potential common shares	—	—

Weighted average common shares, as adjusted	131,491	130,927

Diluted loss per share	$(0.02)	$(0.11)

Note 9. Commitments and Contingencies

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint were that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims. On August 29, 2008, the defendants answered the amended complaint. Discovery has begun, and trial of the action is scheduled to commence on January 19, 2010. The defendants have reached an agreement in principle with the lead plaintiff to settle the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by the Company’s directors and officers liability insurance. The proposed settlement is subject to both preliminary and final Court approval.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 10. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of March 29, 2009 is included below:

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

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for such valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2009 where the Company believes it is more likely than not that deferred tax assets will not be realized.

As of March 29, 2009, the liability for income taxes associated with uncertain tax positions was $9.7 million, including accrued penalties, interest, and foreign currency fluctuations of $0.4 million. Of this amount, $7.6 million, if recognized, would affect the Company’s effective tax rate. In the first quarter of 2009, approximately $1.1 million of the liability was reduced as a result of the expiration of the statutory audit period of the tax jurisdiction. Other changes to the liability during the period and potential interest expense upon settlement were immaterial.

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. As of March 29, 2009, the Company has concluded all United States federal income tax matters for years through 2005. The Company is currently involved in tax audits with the U.S. for fiscal year 2006 and Finland for fiscal years 2007 and 2008. All material state and local, and foreign income tax matters have been concluded for years through 2005.

Note 12. Gain on Settlement of Litigation

As part of the Company’s acquisition of REMEC, Inc’s wireless systems business, $15 million of the purchase price was held in escrow to cover any potential indemnification claims. In March 2009, the Company settled a dispute arising out of certain claims made against the escrow. As a result of this settlement, the Company received approximately $2 million in cash. This payment was accounted for as an adjustment to the total consideration paid for this acquisition. As a result, the remaining net book value of the intangible assets and fixed assets acquired in this acquisition was eliminated and the Company recorded a net gain of approximately $0.6 million. This amount is included in other income (expense), net in the accompanying consolidated statement of operations.

Note 13. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the three months ended March 29, 2009 and March 30, 2008, sales to customers that accounted for 10% or more of revenues totaled $53.6 million and $112.8 million, respectively. Nokia Siemens accounted for approximately 36% of total net sales for the three months ended March 29, 2009. For the three months ended March 30, 2008, sales to Nokia Siemens, accounted for approximately 29% of revenues, and sales to Alcatel-Lucent accounted for approximately 21% of revenues.

As of March 29, 2009, approximately 29% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first three months of 2009. Nokia Siemens accounted for this 29% of the Company’s total accounts receivable. The inability to collect outstanding receivables from this customer or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included under Item 1, Financial Statements (Unaudited). This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in Risk Factors, in Part II, Item 1A included herein.

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

During the last decade, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For the first three quarters of 2008, demand once again increased. Starting in the fourth quarter of 2008 and carrying over into 2009, demand for our products has been negatively impacted by the global economic crisis. We anticipate that the global credit crisis and economic recession that began in the fall of 2008 will lead to reduced capital spending and lower demand for our products in the near term. This will likely negatively impact our financial results in the near term. During 2008 and the first quarter of 2009, we undertook several cost cutting initiatives aimed at lowering our operating expenses. These initiatives will continue and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business. We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic pls wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007 and 2008, we focused on finalizing and implementing our plans to integrate this acquisition, consolidate operations and reduce our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last five years, these acquisitions do not provide any guarantee that our revenues will increase. We currently have a number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure and positioning us to return to profitability.

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

For a summary of our significant accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Annual Report on Form 10-K for the year ended December 28, 2008.

Accruals for Restructuring and Impairment Charges

In the first quarters of 2009 and 2008, the Company recorded restructuring and impairment charges of approximately $2.9 million and $5.5 million, respectively.

Such charges relate to our 2007, 2008 and 2009 Restructuring Plans. See further discussion of these plans in Note 6 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

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

Newly Adopted Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, and such assets should be amortized to expense over the period such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 141R (revised 2007), Business Combinations (SFAS 141R) and SFAS No. 157, Fair Value Measurement (SFAS 157). EITF 08-7 is effective for financial statements in the first quarter of 2009. The adoption of EITF 08-7 did not have a material impact on our business, results of operations or financial condition.

In April 2008, the FASB issued FASB Staff Position (FSP) No. 142-3, Determination of the Useful Life of Intangible Assets, (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Intangible Assets (SFAS 142). FSP 142-3 is effective in the first quarter of 2009. The adoption of FSP 142-3 did not have a material impact on our business, results of operations or financial condition.

In December 2007, the FASB issued SFAS 141R and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), an amendment of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements (ARB 51). SFAS 141R will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for in the first quarter of 2009. The adoption of SFAS 141R and SFAS 160 did not have a material impact on our business, results of operations or financial condition.

New Accounting Pronouncements

In April 2009, the FASB issued related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and (ii) FSP No. 107-1 and Accounting Principles Board (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), both of which are effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We do not expect the adoption of either of these Staff Positions to have a material effect on our business, results of operations or financial condition.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended March 29, 2009 and March 30, 2008:

	Three Months Ended
	March 29, 2009	March 30, 2008
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	76.8	76.3
Intangible asset amortization	0.4	2.7
Restructuring and impairment charges	0.9	2.4

Total cost of sales	78.1	81.4

Gross profit	21.9	18.6
Operating expenses:
Sales and marketing	6.5	5.5
Research and development	10.1	8.7
General and administrative	8.1	6.7
Intangible asset amortization	0.2	1.1
Restructuring and impairment charges	1.0	0.1

Total operating expenses	25.9	22.1

Operating loss	(4.0)	(3.5)
Other income (expense), net	3.6	(2.3)

Loss before income taxes	(0.4)	(5.8)
Income tax provision	1.0	0.5

Net loss	(1.4)%	(6.3)%

Three Months ended March 29, 2009 and March 30, 2008

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and WiMAX wireless communications networks throughout the world.

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	March 29, 2009		March 30, 2008
Wireless network operators and other	$54,565	36%	$73,100	32%
Original equipment manufacturers	95,180	64%	153,202	68%

Total	$149,745	100%	$226,302	100%

Sales decreased by 34% to $149.7 million for the three months ended March 29, 2009, from $226.3 million, for the three months ended March 30, 2008. This decrease was due to several factors, including decreased demand from both our direct operator customers and our original equipment manufacturer customers, which decreased by approximately 25% and 38%, respectively, for the three months ended March 29, 2009 from the three months ended March 30, 2008. The decreases were primarily due to significantly reduced demand related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008. This economic instability and the tight credit markets have impacted our customers’ demand for products throughout the first quarter of 2009.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	March 29, 2009		March 30, 2008
Antenna systems	$35,756	24%	$51,879	23%
Base station systems	102,418	68%	152,499	67%
Coverage systems	11,571	8%	21,924	10%

Total	$149,745	100%	$226,302	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in all three product groups listed in the table above is due to the significantly reduced demand related to the global economic crisis impacting both our original equipment manufacturer and direct operator customers during the three months ended March 29, 2009 as compared with the three months ended March 30, 2008.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	March 29, 2009		March 30, 2008
Americas	$35,601	24%	$86,081	38%
Asia Pacific	58,520	39%	62,756	28%
Europe	43,488	29%	70,513	31%
Other international	12,136	8%	6,952	3%

Total net sales	$149,745	100%	$226,302	100%

Revenues decreased in all regions in the first quarter of 2009 as compared to the first quarter of 2008 with the exception of the other international category. The increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the operator direct channel as well as the original equipment manufacturer sales channel, resulting from the global macro-economic crisis. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the first quarter of 2008 to those in effect for the first quarter of 2009, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales. During the first quarter of 2009, the value of the U.S. Dollar fluctuated dramatically and weakened significantly when compared to values in the fourth quarter of 2008. We are unable to predict the future impact of such currency fluctuations on our future results.

For the quarter ended March 29, 2009, total sales to Nokia Siemens accounted for approximately 36% of sales. For the first quarter of 2009, no other single customer accounted for 10% or more of sales. For the quarter ended March 30, 2008, total sales to Nokia Siemens accounted for approximately 29% of sales and sales to Alcatel-Lucent accounted for approximately 21% of sales for the quarter. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs, warranty costs and amortization of product-related intangibles. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and volumes decline due to lower sales volume and higher amounts of overhead variances expensed to cost of sales. Our gross profit margins generally increase as our revenue and volumes increase due to higher sales volume and lower amounts of overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	March 29, 2009		March 30, 2008
Net sales	$149,745	100.0%	$226,302	100.0%
Cost of sales:
Cost of goods	114,962	76.8%	172,764	76.3%
Intangible amortization	623	0.4%	6,110	2.7%
Restructuring and impairment charges	1,408	0.9%	5,372	2.4%

Total cost of sales	116,993	78.1%	184,246	81.4%

Gross profit	$32,752	21.9%	$42,056	18.6%

Our actual total gross profit decreased during the first quarter of fiscal 2009, compared to the first quarter of fiscal 2008, primarily as a result of our decreased revenues. As a percentage of revenue, our gross profit margin increased during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due primarily to lower amortization and restructuring costs. The decrease in the intangible amortization costs is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8, and Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008). We incurred approximately $1.4 million of restructuring and impairment charges during the first quarter of fiscal 2009, primarily related to the write down of our facility held for sale in Salisbury, Maryland and severance charges in the U.S., Finland and the UK. For the first quarter of 2008, we incurred restructuring and impairment charges totaling $5.4 million. Our cost of goods sold for the first quarter of 2009 is slightly higher as a percentage of revenue compared to the prior year period. This increase in the percentage of cost of goods sold is due mainly to lower revenues in 2009 resulting in lower absorption of costs when compared to 2008.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decision to close or transfer our Salisbury, Maryland, Finland, Hungary, Shanghai and Wuxi, China manufacturing operations as part of our restructuring plans to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…” and “Our reliance on contract manufacturers exposes us to risks…” under Part II, Item 1A, Risk Factors.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	March 29, 2009		March 30, 2008
Sales and marketing	$9,741	6.5%	$12,546	5.5%
Research and development	15,147	10.1%	19,672	8.7%
General and administrative	12,099	8.1%	15,097	6.7%
Intangible amortization	327	0.2%	2,597	1.1%
Restructuring and impairment charges	1,498	1.0%	113	0.1%

Total operating expenses	$38,812	25.9%	$50,025	22.1%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $2.8 million, or 22%, during the quarter ended March 29, 2009 as compared to the quarter ended March 30, 2008. The decrease was due to lower personnel and other selling and marketing costs primarily resulting from restructuring actions taken in the last year, partially offset by higher bad debt expense in the first quarter of 2009.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $4.5 million, or 23%, during the first quarter of 2009 as compared to the first quarter of 2008 due to restructuring actions taken in the last year and lower professional fees for outsourced research and development costs. Also contributing to the decrease in research and development expenses were lower travel expenses and professional fees.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $3.0 million, or 20%, during the first quarter of 2009 as compared to the first quarter of 2008. This decrease was due to reduced payroll resulting from personnel reductions over the last year from our restructuring activities and lower legal fees.

Amortization of customer-related intangibles from our acquisitions, amounted to $0.3 million for the first quarter of fiscal 2009, compared to $2.6 million for the first quarter of fiscal 2008. The decreased amortization expense for the first quarter of 2009 was a result of the intangible asset impairment recorded in the fourth quarter of 2008.

Restructuring charges of $1.5 million were recorded in the first quarter of fiscal 2009, primarily for severance costs in the U.S., Finland and Sweden, compared to charges of $0.1 million in the first quarter of fiscal 2008.

Other Income (Expense), net

The following table presents an analysis of other income, net:

	Three Months Ended (in thousands)
	March 29, 2009		March 30, 2008
Interest income	$398	0.2%	$181	0.1%
Interest expense	(2,731)	(1.8)%	(2,959)	(1.3)%
Foreign currency gain (loss), net	2,821	1.9%	(3,248)	(1.4)%
Other income, net	4,942	3.3%	716	0.3%

Other income (expense), net	$5,430	3.6%	$(5,310)	(2.3)%

Interest income increased by $0.2 million during the first quarter ended March 29, 2009 compared to the first quarter ended March 30, 2008. Interest expense decreased by $0.2 million during the first quarter of fiscal 2009 due to the retirement of approximately $50 million of our long-term debt when compared to the first quarter of 2008. The increase in other income, net is primarily due to the gain of $4.0 million that we recognized on the purchase of $5.4 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024 that were purchased at a discount during the first quarter of 2009. Additionally, we recognized a net foreign currency translation gain of $2.8 million in the first quarter of 2009, primarily due to the strength of the U.S. Dollar versus several other currencies, as compared to the first quarter of 2008 when we recognized a foreign currency translation loss of $3.2 million.

Income Tax Provision

Our effective tax rate for the three months ended March 29, 2009 was an expense of approximately 233% of our pre-tax loss of $0.6 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the three months ended March 29, 2009, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions, primarily China. In addition, in the first quarter of 2009, tax expense was reduced by approximately $1.1 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	March 29, 2009	March 30, 2008
Operating loss	$(6,060)	$(7,969)
Other income (expense), net	5,430	(5,310)

Loss before income taxes	(630)	(13,279)
Income tax provision	1,470	968

Net loss	$(2,100)	$(14,247)

Our net loss from operations for the quarter ended March 29, 2009 was $2.1 million, compared to our net loss of $14.2 million for the quarter ended March 30, 2008. The decrease in our net loss during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is primarily the result of our worldwide cost-cutting and restructuring activities. Additionally, we have benefited from prior year asset impairments which significantly reduced our intangible amortization costs as well as the benefit from the gain on the purchase of a portion of our outstanding debt.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility. As of March 29, 2009, we had working capital of $175.6 million, including $52.6 million in unrestricted cash and cash equivalents as compared to working capital of $199.4 million at March 30, 2008, which included $83.0 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the three months ended March 29, 2009 and March 30, 2008:

	Three Months Ended
	March 29, 2009	March 30, 2008
Net cash provided by (used in):
Operating activities	$6,504	$21,532
Investing activities	856	1,018
Financing activities	(1,214)	74
Effect of foreign currency translation on cash and cash equivalents	(500)	2,260

Net increase in cash and cash equivalents	$5,646	$24,884

Net cash provided by operations in the first quarter of 2009 was $6.5 million as compared to $21.5 million in the first quarter of 2008. The reduction in cash flow from operations from the prior year is due to significantly lower revenues in the first quarter of 2009.

Net cash provided by investing activities during the first three months of fiscal 2009 was $0.9 million as compared to $1.0 million during the first three months of fiscal 2008. The $0.9 million in net cash provided by investing activities during the three months ended March 29, 2009 represents a reduction in our restricted cash of $0.6 million and proceeds from a settlement of litigation of $2.0 million, partially offset by capital expenditures of $1.7 million. Total capital expenditures during the three months ended March 29, 2009 and March 30, 2008 were approximately $1.7 million and $3.4 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $5 million and $10 million, consisting of test and production equipment, as well as computer hardware and software.

Net cash used in financing activities of $1.2 million during the first three months of 2009 relates primarily to the repurchase of $5.4 million in aggregate par value of our 1.875% convertible subordinated notes due 2024. Net cash provided by financing activities for the first three months of 2008 of $0.1 million was primarily related to our employee stock purchase plan.

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our Credit Agreement will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement with Wells Fargo Foothill, LLC, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We had a total of $300.9 million of long-term convertible subordinate notes outstanding at March 29, 2009, consisting of $150.9 million of 1.875% convertible subordinated notes due 2024 (“2024 Notes”) and $150.0 million of 3.875% convertible subordinated notes due 2027 (“2027 Notes”). Holders of the 2024 Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2027 Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Financing Activities

As indicated in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information, the Company entered into a Credit Agreement on April 3, 2009. Pursuant to the Credit Agreement, the Lenders thereunder have made available to the Company a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement and on eligible domestic and foreign accounts receivable. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets and transactions with affiliates of the Company. The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures.

On April 3, 2009, in connection with entering into the Credit Agreement referenced above, the Company terminated its Amended Receivables Purchase Agreement. As of the date of termination, the Company did not have any borrowings outstanding under the Amended Receivables Purchase Agreement. In addition, the Company did not incur any early termination penalties in connection with the termination of the Amended Receivables Purchase Agreement.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are both directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions. The capital and credit markets have been experiencing extreme volatility and disruption recently and, over the past several weeks, the volatility and disruption have reached nearly unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business and we may be required to further reduce operating expenses or scale back operations

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Form 10-K for the year ended December 28, 2008, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of March 29, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of six separate plans: one under which non-employee directors may be granted options to purchase shares of stock, and five broad-based plans under which options may be granted to all employees, including officers. One such plan provides for both option grants and stock based awards including restricted stock awards. Options granted under these plans expire either five or ten years from the grant date and generally vest over two to four years.

During the three months ended March 29, 2009, we granted options to purchase a total of 3,998,750 shares of Common Stock. We did not grant any shares of restricted stock to employees during the first quarter of fiscal 2009. After deducting 378,310 shares for options forfeited, the result was net options granted of 3,620,440. Net options granted during the quarter represented 2.7% of our total outstanding common shares of 131,978,122 as of March 29, 2009. The following table summarizes the net stock option grants and restricted stock awards to our employees, directors and executive officers during the two most recent fiscal periods:

	Three Months Ended March 29, 2009	Year Ended December 28, 2008
Net grants (forfeitures) during the period as a % of total outstanding common shares	2.7%	0.2%
Grants to executive officers during the period as a % of total options and awards granted during the period	38.7%	21.6%
Grants to executive officers during the period as a % of total outstanding common shares	1.2%	0.3%
Cumulative options held by executive officers as a % of total options outstanding	37.5%	34.7%

As of March 29, 2009, a total of 2,278,512 options were available for grant under all of our option plans with a total of 21,575 shares of Common Stock held in escrow to cover all remaining exercises under the Company’s 1995 Stock Option Plan. See Note 13 in the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for further information regarding the Company’s 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the three months ended March 29, 2009:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2008	6,840,921	$0.49-$67.08	$8.34	3,724,870	$10.62
Granted	3,998,750	$0.42-$0.56	$0.47
Exercised	—	—	—
Cancelled	(378,310)	$0.48-$61.67	$9.86

Balance at March 29, 2009	10,461,361	$0.42-$67.08	$5.28	3,771,221	$10.11

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of March 29, 2009. For purposes of this table, in-the-money stock options are those options with an exercise price less than $0.47 per share, the closing price of Powerwave Common Stock on March 27, 2009, the last trading day of the fiscal quarter. Out-of-the-money stock options are stock options with an exercise price greater than or equal to the $0.47 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	—	$—	772,050	$0.42	772,050
Out-of-the-Money	3,771,221	10.11	5,918,090	2.83	9,689,311

Total Options Outstanding	3,771,221	$10.11	6,690,140	$2.55	10,461,361

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the three months ended March 29, 2009, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of March 29, 2009. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of the Company’s Common Stock on the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at March 29, 2009		Value of Unexercised In-the-Money Options at March 29, 2009(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Buschur	—	$—	1,025,000	575,000	$—	$12,500
Kevin T. Michaels	—	$—	522,500	367,500	$—	$6,250
J. Marvin Magee	—	$—	115,416	544,584	$—	$10,000
Khurram P. Sheikh	—	$—	73,229	483,021	$—	$4,813
Basem Anshasi	—	$—	37,811	177,189	$—	$—

(1)

In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $0.47, the Company’s closing Common Stock price reported by NASDAQ on March 27, 2009, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of March 29, 2009, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (1)
Equity Compensation Plans Approved by Shareholders	10,461,361	$5.28	2,278,512
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	10,461,361	$5.28	2,278,512

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 341,250 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of March 29, 2009, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and have concluded, as we similarly concluded in our Form 10-K for the preceding fiscal year, that none of our exposures in these areas are material to fair values, cash flows or earnings.

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Estonia, Finland, France, Germany, India, Singapore, Sweden and the United Kingdom. These international operations generally incur local operating costs and generate third-party revenues in the currencies used in such foreign jurisdictions. Such foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign exchange gains and losses.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 77% of our net sales during the three months ended March 29, 2009, 70% of our net sales during fiscal 2008 and 73% of our fiscal 2007 sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk, since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, certain of our international customers require that we transact business with them in their own local currency regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or agreed upon to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations. For the first quarter of 2009, due to the increased value of the U.S. Dollar, we recorded a foreign exchange translation gain of $2.8 million. There can be no assurance that we will not incur additional foreign exchange translation losses in the future if the Dollar begins to weaken.

Interest Rate Risk

As of March 29, 2009, we had cash equivalents of approximately $55.4 million in both interest and non-interest bearing accounts, including restricted cash. We also had $150.9 million of our convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875% and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and 2009 as the U.S. Federal Reserve attempted to soften the impacts of the economic slowdown and subprime mortgage issues. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at March 29, 2009, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact on the Company of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition. Further, the world economy experienced significant increases in the price of oil and energy during the first three quarters of 2008. Such increases have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs have negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. Further increases in energy prices may negatively impact our results of operations.

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

Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the first three months of fiscal 2009 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint were that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims. On August 29, 2008, the defendants answered the amended complaint. Discovery has begun, and trial of the action is scheduled to commence on January 19, 2010. The defendants have reached an agreement in principle with the lead plaintiff to settle the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by the Company’s directors and officers liability insurance. The proposed settlement is subject to both preliminary and final Court approval.

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

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, results of operations or financial condition could suffer, and the trading price of our Common Stock could decline, and you may lose all or a part of your investment.

Risks Related to the Business

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the three months ended March 29, 2009, sales to Nokia Siemens accounted for approximately 36% of our net sales. Nokia Siemens accounted for approximately 31% of our revenues in 2008, and Alcatel-Lucent accounted for approximately 17% of our net revenues in fiscal 2008. Nokia Siemens and Alcatel-Lucent are our two largest customers and any decline in business with either of these customers will have an adverse impact on our business, results of operations and financial condition. For the first quarter of 2009, our sales to Alcatel-Lucent did decline significantly, which had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, other original equipment manufacturers and network operator customers. Any fluctuations in demand from such customers or other customers would negatively impact our business, results of operations and financial condition. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis driven initially by the subprime mortgage crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. Our revenues declined approximately 17% in the first quarter of 2009, compared to the fourth quarter of 2008, and they declined approximately 34% from the first quarter of 2008. All of these factors combined are having a negative impact on the availability of financial capital which is contributing to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult or impossible for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they are finding it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this continues to occur, our revenues will be significantly reduced, thereby having a negative impact on our business, results of operations and financial condition. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the timing or the duration of this economic recession or the impact on the wireless industry.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal years 2006 and 2007, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, beginning in the fourth quarter of 2006, when we acquired the wireless infrastructure division of Filtronic plc, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic plc wireless businesses. As a result of this reduction and the general slowdown in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $249.4 million in the fourth quarter of 2005. This slowdown continued in the first six months of 2007, when our revenues declined from the fourth quarter of 2006. Our revenues also declined when compared to the first six months of 2006, even though the first six months of 2007 included the Filtronic plc wireless acquisition. These types of reductions in overall market demand have had a negative impact on our business, results of operations and financial condition.

Beginning in the fourth quarter of 2008, the global economic crisis and related recession began to have an impact on our customers and their demand for our products. As a result of this economic crisis, our revenues decreased to $149.7 million in the first quarter of 2009, from $180.3 million in the fourth quarter of 2008, $238.0 million in the third quarter of 2008, and $230.6 million in the fourth quarter of 2007. We currently anticipate that our customers will significantly reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This expected reduction in demand will have a negative impact on our business, results of operations and financial condition.

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

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G, or next generation service based products, due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have in the past regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the global economic recession will continue throughout 2009, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We may need additional capital in the future and such additional financing may not be available on favorable terms.

As of March 29, 2009, we had approximately $55.4 million of cash, with $2.8 million of it restricted. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While the Credit Agreement signed April 3, 2009, provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. If we are not successful in integrating our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $300.9 million of remaining outstanding convertible debt that we issued in 2004 and 2007. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis, there can be no guarantee that such a market will be available to us. If such a market is not available, we may not be able to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

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

We may not successfully evaluate the creditworthiness of our customers. While we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, greater than anticipated nonpayment and delinquency rates could harm our financial results and liquidity. Given the current global economic recession, there are potentials risks of greater than anticipated customer defaults. In the first quarter of 2009, our customer Nortel filed for U.S. bankruptcy protection. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required and would negatively impact our business, results of operations and financial condition.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003, in fiscal 2006, in fiscal 2007, in the fourth quarter of fiscal 2008 and in the first quarter of fiscal 2009. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The current credit environment and the worldwide economic recession will likely result in a reduction of demand from some of our customers in the near term. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our operating results will be negatively impacted.

Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs.

If our contract manufacturers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers and subcontractors that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. We expect that we will incur such costs in the future.

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

If we are unable to manage these risks effectively as part of any acquisition or joint venture, our business would be adversely affected.

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

We have had quality problems with our products including those we have acquired in recent business acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, results of operations and financial condition. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in our recent acquisitions. While we intend to seek recovery of amounts that we have paid, or may pay in the future, to resolve warranty claims through indemnification from the prior manufacturer, such processes can be costly and time consuming.

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

In September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009, continued unrest has impacted the government of Thailand, and potential civil unrest may continue. To date, this has not had a long-term impact on our operations in Thailand. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our operations and financial results.

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

For the three months ended March 29, 2009, and fiscal years 2008, 2007, and 2006, international revenues (excluding North American sales) accounted for approximately 77%, 70%, 73% and 72% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

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

Our current competitors include CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens, Nortel, and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in turn, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations.

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

The minimum bid price for our Common Stock listed on the NASDAQ Global Select Market has been below the $1.00 minimum since the beginning of the fourth quarter of 2008. The NASDAQ MarketPlace Rules provide that one of the continuing listing requirements for an issuer’s common stock is having a minimum bid price of $1.00 per share. NASDAQ has announced a moratorium on the enforcement of this minimum bid requirement that is effective through July 19, 2009. If our stock price does not increase above $1.00 per share, we risk being delisted from the NASDAQ Global Select Market if the moratorium is not extended. We cannot control whether NASDAQ will agree to extend the moratorium in the future or the duration of any such moratorium.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 28, 2008, the closing price of our Common Stock ranged from a high of $7.45 to a low of $0.40 per share. During the first quarter of 2009, the closing price of our Common Stock reached a low of $0.23 per share. The fluctuations in the price of our Common Stock have occasionally been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock has also been influenced by:

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 30.8 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate being able to continue to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2009	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer