Form 10-Q
period 2009-06-28
POWERWAVE TECHNOLOGIES INC
filed 2009-07-31
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Yes  ☐    No  ☑

As of July 27, 2009, the registrant had 131,975,982 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2009

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains “forward-looking statements,” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, or the Securities Act, and the Securities Exchange Act of 1934, or the Exchange Act.  All statements other than statements of historical facts are statements that could be deemed forward looking statements as defined within Section 27A of the Securities Act and Section 21E of the Exchange Act.  One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements relating to revenue, revenue composition, market and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of cash payments and cost savings from restructuring activities, restructuring charges, and the level of expected future capital and research and development expenditures. Such statements are generally included in the items captioned: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings,” and “Risk Factors.”  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management.  The forward-looking statements made in this report, regarding future events and the future performance of Powerwave Technologies, Inc, which we refer to as Powerwave or the Company, involve risks and uncertainties that could cause the Company’s actual results to differ materially and adversely from those results currently anticipated.  Such risks and uncertainties may relate to, but are not limited to, our reliance upon a few customers to generate the majority of our revenues, continued economic weakness and uncertainty resulting from the worldwide economic crisis and tightening of the credit markets, continued reductions in demand for our products; difficulty in obtaining additional capital should we need to do so in the future; our reliance on single sources or limited sources for key components and products, the risks surrounding our internal and contract manufacturing operations in Asia and Europe; and operating in a highly regulated industry.  Because the risks and uncertainties discussed in this report and other important unanticipated factors may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods.  Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission.  Readers should also carefully review the risk factors described in documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as we undertake no obligation to revise or update any forward-looking statements for any reason.

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Powerwave also provides copies of its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Proxy Statements at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 28, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$39,842	$46,906
Restricted cash	2,524	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $10,600 and $9,478, respectively	164,939	213,871
Inventories	70,808	81,098
Prepaid expenses and other current assets	24,717	25,303
Deferred income taxes	3,204	3,204
Total current assets	306,034	373,815
Property, plant and equipment, net	91,622	98,616
Intangible assets, net	1,660	3,803
Asset held for sale	4,085	4,845
Other assets	6,924	6,817
TOTAL ASSETS	$410,325	$487,896

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$98,106	$139,267
Accrued payroll and employee benefits	10,862	12,286
Accrued restructuring costs	2,641	5,813
Accrued expenses and other current liabilities	26,074	37,390
Total current liabilities	137,683	194,756
Long-term debt	280,887	306,321
Other liabilities	1,987	1,898
Total liabilities	420,557	502,975
Commitments and contingencies (Notes 9 and 10)
Shareholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,975,982 and 131,637,460 shares issued and outstanding, respectively	767,519	765,204
Accumulated other comprehensive income	12,529	14,245
Accumulated deficit	(790,280)	(794,528)
Net shareholders’ deficit	(10,232)	(15,079)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$410,325	$487,896

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	$136,110	$245,642	$285,855	$471,943
Cost of sales:
Cost of goods	99,587	185,090	214,548	357,853
Intangible asset amortization	623	6,255	1,247	12,364
Restructuring and impairment charges	2	5,163	1,410	10,535
Total cost of sales	100,212	196,508	217,205	380,752
Gross profit	35,898	49,134	68,650	91,191
Operating expenses:
Sales and marketing	8,854	13,217	18,595	25,763
Research and development	14,592	20,789	29,740	40,460
General and administrative	12,752	15,973	24,851	31,070
Intangible asset amortization	207	2,660	534	5,257
Restructuring and impairment charges	151	966	1,649	1,080
Total operating expenses	36,556	53,605	75,369	103,630
Operating loss	(658)	(4,471)	(6,719)	(12,439)
Other income (expense), net	6,288	(4,747)	11,719	(10,057)
Income (loss) before income taxes	5,630	(9,218)	5,000	(22,496)
Income tax provision (benefit)	(718)	1,006	752	1,975
Net income (loss)	$6,348	$(10,224)	$4,248	$(24,471)
Basic earnings (loss) per share:	$0.05	$(0.08)	$0.03	$(0.19)
Diluted earnings (loss) per share:	$0.05	$(0.08)	$0.03	$(0.19)

Shares used in the computation of earnings (loss) per share:
Basic	131,654	131,001	131,572	130,964
Diluted	134,447	131,001	132,969	130,964

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income (loss)	$6,348	$(10,224)	$4,248	$(24,471)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	1,648	(8,629)	(1,716)	27,915
Comprehensive income (loss)	$7,996	$(18,853)	$2,532	$3,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2009	June 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,248	$(24,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,317	29,335
Non-cash restructuring and impairment charges	3,059	11,615
Provision for sales returns and doubtful accounts	1,672	(79)
Provision for excess and obsolete inventories	4,371	6,168
Compensation costs related to stock-based awards	2,186	2,614
Gain on repurchase of convertible debt	(12,693)	—
Gain on disposal of property, plant and equipment	(84)	(171)
Gain on settlement of litigation	(645)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	48,044	(3,847)
Inventories	3,416	(8,611)
Prepaid expenses and other current assets	725	7,438
Accounts payable	(42,006)	27,843
Accrued expenses and other current liabilities	(18,694)	(29,365)
Other non-current assets	119	(263)
Other non-current liabilities	89	15
Net cash provided by operating activities	6,124	18,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,246)	(5,230)
Restricted cash	909	4,190
Proceeds from the sale of property, plant and equipment	323	3,900
Acquisitions, net of cash acquired	1,960	—
Net cash provided by (used in) investing activities	(54)	2,860
CASH FLOW FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,305)	—
Proceeds from stock-based compensation arrangements	131	491
Repurchase of common stock	(2)	(479)
Retirement of long-term debt	(12,445)	—
Net cash provided by (used in) financing activities	(13,621)	12
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	487	1,844
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,064)	22,937
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151
CASH AND CASH EQUIVALENTS, end of period	$39,842	$81,088

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$4,713	$4,986
Income taxes	$3,014	$17,232
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$124	$10

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies Inc. (the “Company”) is a global supplier of end-to-end wireless solutions for wireless communications networks. The Company designs, manufactures and markets antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, remote radio head transceivers and advanced coverage solutions for use in cellular, PCS, 3G and 4G networks throughout the world.

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

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or the full year ending January 3, 2010, (“fiscal 2009”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Newly Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165).  SFAS 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or available to be issued).  SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  SFAS 165 is effective for interim and annual periods ending on or after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s business, results of operations or financial condition.

In April 2009, the FASB issued related Staff Positions: (i) FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) and (ii) FSP No. 107-1 and Accounting Principles Board (APB) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1), both of which are effective for interim and annual periods ending on or after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and re-emphasizes that the objective of a fair value measurement remains an exit price. FSP 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these Staff Positions did not have a material effect on the Company’s business, results of operations or financial condition.

In November 2008, the FASB ratified Emerging Issues Task Force (EITF) No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, and such assets should be amortized to expense over the period such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141R (revised 2007), Business Combinations (SFAS 141R) and SFAS No. 157, Fair Value Measurement (SFAS 157). EITF 08-7 is effective for financial statements in the first quarter of 2009. The adoption of EITF 08-7 did not have a material impact on the Company’s business, results of operations or financial condition.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162 (SFAS 168).  SFAS 168 establishes that the FASB Accounting Standards Codification (“the Codification”) will become the single official source of authoritative U.S. GAAP, other than guidance issued by the SEC.  Following this statement, the FASB will not issue new standards in the form of Statements, Staff Positions or Emerging Issues Task Force Abstracts.  Instead, the FASB will issue Accounting Standards Updates.  All guidance contained in the Codification carries an equal level of authority.  The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and non-authoritative.  All non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Codification, which changes the referencing of financial standards, becomes effective for interim and annual periods ending on or after September 15, 2009.  The Company does not expect the adoption of SFAS 168 to have a material impact on its business, results of operations or financial condition.

Subsequent Events

The Company has evaluated subsequent events through July 31, 2009.

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

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of sales	$336	$249	$603	$493
Sales and marketing expenses	121	103	212	218
Research and development expenses	297	290	544	568
General and administrative expenses	534	682	827	1,335
Increase to operating loss before income taxes	1,288	1,324	2,186	2,614
Income tax benefit recognized	—	—	—	—
Impact on net income (loss)	$1,288	$1,324	$2,186	$2,614
Increase to net loss per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.02

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

As of June 28, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $4.4 million, net of estimated forfeitures of $0.7 million, which is expected to be recognized over a weighted-average period of 1.6 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the second quarter of fiscal years 2009 and 2008 was $0.47 per share and $1.48 per share, respectively.

 The fair value of options granted under the Company’s stock incentive plans during the first half of fiscal 2009 and 2008 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Weighted average risk-free interest rate	2.4%	3.1%	1.8%	2.7%
Expected life (in years)	5.2	4.3	5.2	4.4
Expected stock volatility	81%	68%	142%	64%
Dividend yield	None	None	None	None

Note 3. Supplemental Balance Sheet Information

Inventories

Net inventories are as follows:

	June 28, 2009	December 28, 2008
Parts and components	$23,845	$28,547
Work-in-process	1,278	2,618
Finished goods	45,685	49,933
Total inventories	$70,808	$81,098

Inventories are net of an allowance for excess and obsolete inventory of approximately $31.5 million and $43.4 million as of June 28, 2009 and December 28, 2008, respectively.

Asset Held For Sale

In the fourth quarter of 2008, the Company completed the closure of its manufacturing facility in Salisbury, Maryland as part of its 2008 Restructuring Plan. The carrying value of the building has been separately presented in the accompanying balance sheet under the caption “Asset Held for Sale” and this asset is no longer being depreciated. In the first quarter of 2009, the Company recorded an additional charge of $0.8 million to write the building down to its fair value less cost to sell in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company signed a Purchase and Sale Agreement for the building in April 2009 and expects the sale of the building to be completed in the fourth quarter of 2009.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	June 28, 2009	December 28, 2008
Accrued vendor cancellation costs	$7,610	$10,563
Accrued warranty costs	8,490	10,763
Other accrued expenses and other current liabilities	9,974	16,064
Total accrued expenses and other current liabilities	$26,074	$37,390

Warranty

Accrued warranty costs are as follows:

	Six Months Ended
Description	June 28, 2009	June 29, 2008
Warranty reserve beginning balance	$10,763	$26,975
Reductions for warranty costs incurred	(5,787)	(6,271)
Warranty accrual related to current period sales	3,482	3,917
Settlement of previous warranty claims	—	(2,858)
Change in estimate related to previous warranty accruals	—	(2,360)
Effect of exchange rates	32	479
Warranty reserve ending balance	$8,490	$19,882

Note 4. Intangible Assets

Intangible assets are as follows:

Intangible Assets Subject to Amortization:	June 28, 2009	December 28, 2008
Developed technology (net of accumulated amortization of $4,453 and $3,206, respectively)	$1,247	$2,494
Customer relationships (net of accumulated amortization of $1,475 and $3,479, respectively)	413	1,309
Intangible assets, net	$1,660	$3,803

Amortization expense related to intangible assets totaled $1.8 million and $17.6 million for the first six months of 2009 and 2008, respectively. The remaining $1.7 million of intangible assets will be fully amortized in 2009.

Note 5. Financing Arrangements and Long-Term Debt

In the second quarter of 2009, the Company repurchased $20.0 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of approximately $8.7 million on the purchase.  In the first quarter of 2009, the Company repurchased approximately $5.4 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of approximately $4.0 million on the purchase.  After the purchases, there is $130.9 million outstanding under the 1.875% convertible subordinated notes.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

On April 3, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as arranger and administrative agent. Pursuant to the Credit Agreement, Wells Fargo Foothill will make available to the Company a senior secured revolving credit facility up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company's borrowing base as defined in the Credit Agreement.  The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts and cash and cash equivalents. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets.  The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability of the Company's line of credit falls below $20.0 million.

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

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the first half of 2009 is as follows:

Workforce Reductions
Balance at December 28, 2008	$—
Amounts accrued	1,585
Amounts paid/incurred	(1,156)
Effects of exchange rates	—
Balance at June 28, 2009	$429

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

A summary of the activity affecting its accrued restructuring liability related to the 2008 Restructuring Plan for the first half of 2009 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$3,106	$585	$3,691
Amounts accrued	594	124	718
Amounts paid/incurred	(3,067)	(282)	(3,349)
Effects of exchange rates	(16)	69	53
Balance at June 28, 2009	$617	$496	$1,113

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

A summary of the activity affecting its accrued restructuring liability related to the 2007 Restructuring Plan for the first half of 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$551
Amounts accrued	(179)
Amounts paid/incurred	(269)
Effects of exchange rates	(25)
Balance at June 28, 2009	$78

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the facility closure amounts will be paid out in the third quarter of 2009.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

    A summary of the activity affecting its accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the first half of 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$146
Amounts accrued	175
Amounts paid/incurred	(321)
Effects of exchange rates	—
Balance at June 28, 2009	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in SFAS 146.  The remaining payments on this plan were made in the second quarter of 2009.

Integration of LGP Allgon and REMEC, Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC, Inc.’s wireless systems business and LGP Allgon’s operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (EITF 95-3). The implementation of the restructuring and integration plan is complete.

A summary of the activity affecting its accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the first half of 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$1,425
Amounts accrued	—
Amounts paid/incurred	(404)
Effect of exchange rates	—
Balance at June 28, 2009	$1,021

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In the first quarter of 2009, the Company recorded a charge of approximately $0.8 million to write down the Salisbury, Maryland building to its fair value less the cost to sell. During the first half of 2009, the Company also incurred severance charges of $2.2 million related to personnel reductions primarily in the United States, Canada, Finland and Sweden and $0.1 million of facility closure expenses.   The aggregate of all such charges was $3.1 million of which approximately $1.4 million was included in cost of sales and approximately $1.7 million was included in operating expenses.

In the first half of 2008, the Company recorded charges of approximately $8.7 million for the impairment of inventory at closed or consolidated facilities that either has been or will be disposed of and is not expected to generate future revenue. Included in these charges is $4.7 million and $3.2 million, respectively, of inventory charges related to the closure of the Company’s facilities in China and Salisbury, Maryland. The Company also incurred charges of $0.6 million for professional fees related to the Company’s restructuring plans. In addition, the Company recorded charges of $1.0 million related to impairment charges and fees associated with the closure of its entities in Costa Rica and Hungary, and incurred certain vendor cancellation charges of $0.6 million related to closed facilities in China. Also in the first half of 2008, the Company incurred severance costs of $0.7 million which related to its restructuring plans.  The aggregate of all such charges was $11.6 million of which $10.5 million was included in cost of sales and $1.1 million was included in operating expenses.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 7. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest income	$71	$58	$469	$239
Interest expense	(3,007)	(2,430)	(5,737)	(5,389)
Foreign currency gain (loss), net	242	(2,561)	3,063	(5,810)
Gain on repurchase of convertible debt	8,670	—	12,693	—
Other income, net	312	186	1,231	903
Total	$6,288	$(4,747)	$11,719	$(10,057)

Other income (expense), net, for the three and six months ended June 28, 2009 includes a gain of approximately $8.7 million and $12.7 million, respectively, related to the repurchase of approximately $20.0 million and $25.4 million, respectively, in aggregate par value of the Company’s outstanding 1.875% convertible subordinated notes due 2024.

Note 8. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (SFAS 128), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 29,023,841 and 30,107,116 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended June 28, 2009, as the effect would be anti-dilutive.  In addition, potential common shares of 36,962,165 and 36,909,791 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended June 29, 2008.

The following details the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Basic:
Net income (loss)	$6,348	$(10,224)	$4,248	$(24,471)
Weighted average common shares	131,654	131,001	131,572	130,964
Basic earnings (loss) per share	$0.05	$(0.08)	$0.03	$(0.19)
Diluted:
Net income (loss)	$6,348	$(10,224)	$4,248	$(24,471)
Interest expense of convertible debt, net of tax	—	—	—	—
Net income (loss), as adjusted	$6,348	$(10,224)	$4,248	$(24,471)
Weighted average common shares	131,654	131,001	131,572	130,964
Potential common shares	2,793	—	1,397	—
Weighted average common shares, as adjusted	134,447	131,001	132,969	130,964
Diluted income (loss) per share	$0.05	$(0.08)	$0.03	$(0.19)

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 9. Commitments and Contingencies

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint was that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint.  On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims.  On August 29, 2008, the defendants answered the amended complaint. On May 14, 2009, the parties executed a stipulation of settlement to resolve the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by the Company’s directors and officers liability insurance.  The Court granted preliminary approval of the proposed settlement and provisionally certified a settlement class on June 22, 2009, and set a hearing for final approval of the settlement for October 19, 2009.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and is also pending before Judge Gutierrez. On May 15, 2009, the parties executed a stipulation of settlement to resolve the derivative action.  According to the terms of the proposed settlement, the Company will adopt certain enhancements to its corporate governance policies and procedures and counsel for the derivative plaintiff will be reimbursed its legal fees and expenses, which will be funded by the Company’s directors and officers liability insurance. The Court granted preliminary approval of the proposed settlement on June 22, 2009, and set a hearing for final approval of the settlement for October 19, 2009.

The Company is subject to other legal proceedings and claims in the normal course of business.  The Company is currently defending these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain presently, the Company anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 10. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of June 28, 2009 is included below:

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in September 2007, November 2004, and July 2003, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

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

As of June 28, 2009, the liability for income taxes associated with uncertain tax positions was $10.5 million, including accrued penalties, interest, and foreign currency fluctuations of $0.4 million.  Of this amount, $8.3 million, if recognized, would affect the Company’s effective tax rate.  In the first quarter of 2009, approximately $1.1 million of the liability was reduced as a result of the expiration of the statutory audit period of the tax jurisdiction.  Interest charges associated with all relevant uncertain tax positions were recorded for the period and all other changes to the liability were immaterial.

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of June 28, 2009, the Company has concluded all United States federal income tax matters for years through 2005. The Company is currently involved in tax audits with the United States for fiscal year 2006 and Finland for fiscal years 2007 and 2008.  All other material state, local and foreign income tax matters have been concluded for years through 2005.

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the debt.  The Company’s long-term debt consists of convertible subordinated notes, which are not actively traded as an investment instrument and therefore, the quoted market prices may not reflect actual sales prices that such notes would trade at.  The Company values these instruments at their stated par value, which represents the principal amount due at maturity, as well as the amount upon which interest expense is based. The stated par value of these notes equals their carrying value on the Company’s consolidated balance sheet.

The estimated fair values of the Company’s financial instruments were as follows:

	June 28, 2009		December 28, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$39,842	$39,842	$46,906	$46,906
Restricted cash	2,524	2,524	3,433	3,433
Long-term debt, including current portion
3.875% Convertible Subordinated Noted due 2027	150,000	73,605	150,000	35,805
1.875% Convertible Subordinated Noted due 2024	130,887	81,150	156,321	37,189

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 13. Gain on Settlement of Litigation

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

Note 14. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first half of 2009 and the first half of 2008, sales to customers that accounted for 10% or more of revenues totaled $140.7 million and $219.8 million, respectively.  Sales to Nokia Siemens accounted for approximately 37% and sales to Alcatel-Lucent accounted for approximately 12% of total revenues for the first half of 2009. For the first half of 2008, sales to Nokia Siemens, accounted for approximately 28% of revenues, and sales to Alcatel-Lucent accounted for approximately 18% of revenues.

As of June 28, 2009, approximately 51% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first half of 2009. Nokia Siemens and Alcatel-Lucent accounted for approximately 35% and 16%, respectively, of the Company’s total accounts receivable.  The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 15. Supplier Concentrations

Certain of the Company’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single-source suppliers as well as finished products from single-source contract manufacturers. The inability to obtain single-source components or finished products in the amounts needed on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruption in product shipments or increases in product costs, which could have a material adverse effect on the Company’s business, financial condition and results of operations until alternative sources could be obtained at a reasonable cost.

Note 16. Segments and Geographic Data

The Company operates in one reportable business segment: “Wireless Communications.” The Company’s revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, remote radio head transceivers and advanced coverage solutions for use in cellular, PCS, 3G and 4G wireless communications networks throughout the world.

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regard to sales, the Company sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouygues, Orange, Sprint, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of the Company’s customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

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

Introduction and Overview

Powerwave Technologies Inc., which is referred to herein as "we," "us" or "our," is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

During the last decade, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For the first three quarters of 2008, demand once again increased. Starting in the fourth quarter of 2008 and carrying over into 2009, demand for our products has been negatively impacted by the global economic crisis.  The global credit crisis and economic recession that began in the fall of 2008 has led to reduced capital spending and lower demand for our products. This has negatively impacted our financial results. During 2008 and the first six months of 2009, we implemented several cost cutting initiatives aimed at lowering our operating expenses and manufacturing cost structure. These initiatives will continue and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

In the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets, as well as the global recession, and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has led to reductions in our revenues and contributed to our reported operating losses. During fiscal 2006 and 2007, we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.  During the first half of 2009, we have experienced a significant slowdown in demand from our customers that we believe is directly related to the global economic crisis and recession.

We believe that we have maintained our competitive position within the wireless communications infrastructure equipment market during this period of changing demand for wireless communication infrastructure equipment. We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator for our products.

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business. We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007 and 2008, we focused on finalizing and implementing our plans to integrate this acquisition, consolidate operations and reduce our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last five years, these acquisitions do not provide any guarantee that our revenues will increase.  During the fall of 2008 and continuing through 2009, the world’s economies have been impacted by the global credit crisis which have combined to cause a worldwide recession, which has severely impacted our markets and significantly reduced demand for our products.  We currently have a number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure and positioning us to return to improved profitability once market conditions improve.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory reserves, warranty obligations, vendor cancellation reserves, restructuring reserves, asset impairment, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

For a summary of our significant accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Annual Report on Form 10-K for the year ended December 28, 2008.

Accruals for Restructuring and Impairment Charges

In the first half of 2009 and 2008, we recorded restructuring and impairment charges of approximately $3.1 million and $11.6 million, respectively. Such charges relate to our 2006, 2007, 2008 and 2009 Restructuring Plans. See further discussion of these plans in Note 6 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

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

New Accounting Pronouncements and Newly Adopted Accounting Pronouncements

For a summary of our New Accounting Pronouncements and Newly Adopted Accounting Pronouncements, see Note 2 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Subsequent Events

 We have evaluated subsequent events through July 31, 2009.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	73.2	75.3	75.1	75.9
Intangible asset amortization	0.4	2.6	0.4	2.6
Restructuring and impairment charges	0.0	2.1	0.5	2.2
Total cost of sales	73.6	80.0	76.0	80.7
Gross profit	26.4	20.0	24.0	19.3
Operating expenses:
Sales and marketing	6.5	5.4	6.5	5.5
Research and development	10.7	8.4	10.4	8.6
General and administrative	9.4	6.5	8.7	6.6
Intangible asset amortization	0.2	1.1	0.2	1.1
Restructuring and impairment charges	0.1	0.4	0.6	0.2
Total operating expenses	26.9	21.8	26.4	22.0
Operating loss	(0.5)	(1.8)	(2.4)	(2.7)
Other income (expense), net	4.6	(2.0)	4.1	(2.1)
Income (loss) before income taxes	4.1	(3.8)	1.7	(4.8)
Income tax provision (benefit)	(0.6)	0.4	0.2	0.4
Net income (loss)	4.7%	(4.2)%	1.5%	(5.2)%

Three Months ended June 28, 2009 and June 29, 2008

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and 4G wireless communications networks throughout the world.

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	June 28, 2009		June 29, 2008
Wireless network operators and other	$41,817	31%	$107,680	44%
Original equipment manufacturers	94,293	69%	137,962	56%
Total	$136,110	100%	$245,642	100%

Sales decreased by 45% to $136.1 million for the second quarter of 2009, from $245.6 million, for the second quarter of 2008.  This decrease was due to several factors, including decreased demand from both our direct operator customers and our original equipment manufacturer customers, which decreased by approximately 61% and 32%, respectively, for the second quarter of 2009 from the second quarter of 2008. The decreases were primarily due to significantly reduced demand related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008. This economic instability and the tight credit markets have impacted our customers’ demand for products throughout the first half of 2009.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	June 28, 2009		June 29, 2008
Antenna systems	$31,753	23%	$68,558	28%
Base station systems	96,374	71%	148,802	61%
Coverage systems	7,983	6%	28,282	11%
Total	$136,110	100%	$245,642	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in all three product groups listed in the table above is due to the significantly reduced demand related to the global economic crisis and recession impacting both our original equipment manufacturer and direct operator customers during the second quarter of 2009 as compared with the second quarter of 2008.

We track the geographic location of our sales based upon the location of our customers to which we ship our products.  However, since many of our original equipment manufacturer customers purchase products from us at central locations and then re-ship the product with other base station equipment to locations throughout the world, we are unable to identify the final installation location of many of our products.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	June 28, 2009		June 29, 2008
Americas	$41,881	31%	$83,084	34%
Asia Pacific	48,752	36%	72,841	30%
Europe	34,374	25%	80,610	33%
Other international	11,103	8%	9,107	3%
Total net sales	$136,110	100%	$245,642	100%

Revenues decreased in all regions in the second quarter of 2009 as compared with the second quarter of 2008 with the exception of the "other international" category. The increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the operator direct channel as well as the original equipment manufacturer sales channel, resulting from the global macro-economic crisis and recession. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the second quarter of 2008 to those in effect for the second quarter of 2009, the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for the second quarter of 2009 of less than two percent.  This impact did not have a material impact on our net sales.  We are unable to predict the future impact of such currency fluctuations on our future results.

For the second quarter of 2009, total sales to Nokia Siemens accounted for approximately 39% of sales and sales to Alcatel-Lucent accounted for approximately 15% of sales for the quarter.  For the second quarter of 2008, total sales to Nokia Siemens accounted for approximately 28% of sales, sales to Alcatel-Lucent accounted for approximately 16% of sales for the quarter and sales to AT&T accounted for approximately 10% of sales for the quarter. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Net sales	$136,110	100.0%	$245,642	100.0%
Cost of sales:
Cost of goods	99,587	73.2%	185,090	75.3%
Intangible amortization	623	0.4%	6,255	2.6%
Restructuring and impairment charges	2	0.0%	5,163	2.1%
Total cost of sales	100,212	73.6%	196,508	80.0%
Gross profit	$35,898	26.4%	$49,134	20.0%

Our actual total gross profit decreased during the second quarter of 2009, compared with the second quarter of 2008, primarily as a result of our decreased revenues. As a percentage of revenue, our gross profit margin increased during the second quarter of 2009 compared with the second quarter of 2008 due primarily to reduced overhead costs within cost of goods sold due to our restructuring activities over the last year, and lower amortization and restructuring costs. The decrease in the intangible amortization costs is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8, and Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008). We incurred minimal restructuring and impairment charges during the second quarter of fiscal 2009.  For the second quarter of 2008, we incurred restructuring and impairment charges totaling $5.2 million.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our prior decisions to close or transfer our Salisbury, Maryland, Finland, Hungary, Shanghai and Wuxi, China manufacturing operations as part of our restructuring plans to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…” and “Our reliance on contract manufacturers exposes us to risks…” under Part II, Item 1A, Risk Factors.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	June 28, 2009		June 29, 2008
Sales and marketing	$8,854	6.5%	$13,217	5.4%
Research and development	14,592	10.7%	20,789	8.4%
General and administrative	12,752	9.4%	15,973	6.5%
Intangible amortization	207	0.2%	2,660	1.1%
Restructuring and impairment charges	151	0.1%	966	0.4%
Total operating expenses	$36,556	26.9%	$53,605	21.8%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $4.4 million, or 33%, during the second quarter of 2009 as compared with the second quarter of 2008. The decrease was due primarily to lower personnel costs resulting from reduced sales commissions associated with lower revenues and from restructuring actions taken in the last year, decreased travel and trade show expenses and lower bad debt expense.  In addition, expenses for the second quarter of 2008 include an employee bonus accrual of $0.1 million.  No bonus has been accrued during 2009.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $6.2 million, or 30%, during the second quarter of 2009 as compared with the second quarter of 2008 due primarily to restructuring actions taken in the last year and lower professional fees for outsourced research and development costs.  In addition, expenses for the second quarter of 2008 include an employee bonus accrual of $0.7 million.  No bonus has been accrued during 2009.  Also contributing to the decrease in research and development expenses were lower material expenses used in research and development activities.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $3.2 million, or 20%, during the second quarter of 2009 as compared with the second quarter of 2008. This decrease was due primarily to reduced payroll resulting from personnel reductions over the last year from our restructuring activities and lower professional fees.  In addition, expenses for the second quarter of 2008 include an employee bonus accrual of $0.7 million.  No bonus has been accrued during 2009.

Amortization of customer-related intangibles from our acquisitions, amounted to $0.2 million for the second quarter of 2009, compared with $2.7 million for the second quarter of 2008. The decreased amortization expense for the second quarter of 2009 was a result of the intangible asset impairment recorded in the fourth quarter of 2008, which led to lower amortization in 2009.

Restructuring charges of $0.2 million were recorded in the second quarter of 2009, primarily related to severance costs in the United States and Canada and facility closing costs, compared with charges of $1.0 million in the second quarter of 2008.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Interest income	$71	0.0%	$58	0.0%
Interest expense	(3,007)	(2.2)%	(2,430)	(1.0)%
Foreign currency gain (loss), net	242	0.2%	(2,561)	(1.1)%
Gain on repurchase of convertible debt	8,670	6.4%	—	—
Other income, net	312	0.2%	186	0.1%
Other income (expense), net	$6,288	4.6%	$(4,747)	(2.0)%

Interest income stayed relatively flat during the second quarter of 2009 compared with the second quarter of 2008. Interest expense increased by $0.6 million during the second quarter of 2009 primarily due to the higher loan fees and interest rates related to our new Credit Agreement which was entered into in April of 2009. The increase in other income (expense), net is primarily due to the gain of approximately $8.7 million that we recognized on the purchase of $20.0 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024 that were purchased at a discount during the second quarter of 2009. Additionally, we recognized a net foreign currency translation gain of $0.2 million in the second quarter of 2009, primarily due to the strength of the U.S. Dollar versus several other currencies, as compared with the second quarter of 2008 when we recognized a foreign currency translation loss of $2.6 million.

Income Tax Provision (Benefit)

Our effective tax rate for the second quarter of 2009 was a benefit of approximately 12.8% of our pre-tax income of $5.6 million. We have recorded a valuation allowance against a portion of our deferred tax assets due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. For the second quarter of 2009, we recorded an income tax benefit for losses from jurisdictions where the tax benefits will be realized or offset by permanent differences.  The benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Income (Loss)

The following table presents a reconciliation of operating loss to net income (loss):

	Three Months Ended (in thousands)
	June 28, 2009	June 29, 2008
Operating income (loss)	$(658)	$(4,471)
Other income (expense), net	6,288	(4,747)
Income (loss) before income taxes	5,630	(9,218)
Income tax provision (benefit)	(718)	1,006
Net income (loss)	$6,348	$(10,224)

Our net income for the second quarter of 2009 was $6.3 million, compared with our net loss of $10.2 million for the second quarter of 2008. The increase in our net income during the second quarter of 2009 compared with the net loss in the second quarter of 2008 is the result of the gain on debt repurchases, lower current year intangible asset amortization costs resulting from prior year asset impairments and lower operating costs resulting from our worldwide cost-cutting and restructuring activities.

Six Months ended June 28, 2009 and June 29, 2008

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Six Months Ended (in thousands)
Customer Group	June 28, 2009		June 29, 2008
Wireless network operators and other	$96,382	34%	$180,780	38%
Original equipment manufacturers	189,473	66%	291,163	62%
Total	$285,855	100%	$471,943	100%

Sales decreased by 39% to $285.9 million for the first half of 2009, from $471.9 million, for the first half of 2008.  This decrease was due to lower demand from both our direct operator customers and our original equipment manufacturer customers, which decreased by approximately 47% and 35%, respectively, for the first half of 2009 from the first half of 2008. The decreases were primarily due to significantly reduced demand related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008. This economic instability and the tight credit markets have impacted our customers’ demand for products throughout the first half of 2009.

The following table presents a further analysis of our sales based upon our various product groups:

	Six Months Ended (in thousands)
Wireless Communications Product Group	June 28, 2009		June 29, 2008
Antenna systems	$67,509	24%	$120,437	25%
Base station systems	198,793	69%	301,300	64%
Coverage systems	19,553	7%	50,206	11%
Total	$285,855	100%	$471,943	100%

The decrease in all three product groups listed in the table able is due to the significantly reduced demand related to the global economic crisis impacting both our original equipment manufacturer and direct operator customers during the first half of 2009 as compared with the first half of 2008.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (in thousands)
Geographic Area	June 28, 2009		June 29, 2008
Americas	$77,482	27%	$169,165	36%
Asia Pacific	107,272	38%	135,596	29%
Europe	77,861	27%	151,123	32%
Other international	23,240	8%	16,059	3%
Total net sales	$285,855	100%	$471,943	100%

Revenues decreased in all regions in the first half of 2009 as compared with the first half of 2008 with the exception of the "other international" category. The increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the operator direct channel as well as the original equipment manufacturer sales channel, resulting from the global macro-economic crisis. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. dollar.  During the last year, the value of the U.S. dollar has fluctuated significantly against most other currencies.  We have calculated that when comparing exchange rates in effect for the first half of 2008 to those in effect for the first half of 2009, the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for the first half of 2009 of approximately 1%.  This impact did not have a material impact on our net sales.

For the first half of 2009, total sales to Nokia Siemens accounted for approximately 37% of sales, and sales to Alcatel-Lucent accounted for approximately 12% of sales.  For the first half of 2008, total sales to Nokia Siemens accounted for approximately 28% of sales, and sales to Alcatel-Lucent accounted for approximately 18% of sales for the period.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Net sales	$285,855	100.0%	$471,943	100.0%
Cost of sales:
Cost of sales	214,548	75.1%	357,853	75.9%
Intangible amortization	1,247	0.4%	12,364	2.6%
Restructuring and impairment charges	1,410	0.5%	10,535	2.2%
Total cost of sales	217,205	76.0%	380,752	80.7%
Gross profit	$68,650	24.0%	$91,191	19.3%

Our total gross profit decreased during the first half of fiscal 2009 compared with the first half of fiscal 2008, primarily as a result of our decreased revenues.  As a percentage of revenue, our gross profit margin increased during the first half of 2009 compared with the first half of 2008 due primarily to lower amortization and restructuring costs.  The decrease in the intangible amortization costs is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8, and Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008).  We incurred approximately $1.4 million of restructuring and impairment charges during the first half of fiscal 2009 related to severance charges in the United States, Finland and the UK.  For the first half of 2008, we incurred $10.5 million of restructuring and impairment charges related to restructuring plans implemented primarily in conjunction with our China and Salisbury manufacturing consolidations. Our cost of goods sold for the first half of 2009 was slightly lower as a percentage of revenue compared with the prior year period. This decrease in the percentage of cost of goods sold is due primarily to our cost reduction activities over the last year and the mix of products sold.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (in thousands)
Operating Expenses	June 28, 2009		June 29, 2008
Sales and marketing	$18,595	6.5%	$25,763	5.5%
Research and development	29,740	10.4%	40,460	8.6%
General and administrative	24,851	8.7%	31,070	6.6%
Intangible amortization	534	0.2%	5,257	1.1%
Restructuring and impairment charges	1,649	0.6%	1,080	0.2%
Total operating expenses	$75,369	26.4%	$103,630	22.0%

Sales and marketing expenses decreased by $7.2 million, or 28%, during the first half of 2009 as compared with the first half of 2008. The decrease resulted primarily from lower personnel costs resulting primarily from restructuring activities taken in the last year, as well as decreased travel and trade show expenses and lower sales commissions due to lower revenues.  These decreases were partially offset by an increase in bad debt expense, compared with the first half of 2008.

Research and development expenses decreased by $10.7 million, or 26%, during the first half of 2009 as compared with the first half of 2008, primarily due to personnel costs due to restructuring actions taken in the last year and lower professional fees for outsourced research and development costs.  Also contributing to the decrease were lower materials costs used in research and development activities.

General and administrative expenses decreased $6.2 million, or 20%, during the first half of 2009 as compared with the first half of 2008. This decrease was due to reduced payroll resulting from personnel reductions over the last year from our restructuring activities and lower professional fees.

 Amortization of customer-related intangibles from our acquisitions, amounted to $0.5 million for the first half of 2009, compared with $5.3 million for the first half of 2008. The decrease was due to the intangible asset impairment recorded in the fourth quarter of 2008, which led to lower amortization expense in 2009.

Restructuring charges of $1.6 million were recorded in the first half of 2009, primarily for severance costs in the United States, Finland and Sweden, compared with charges of $1.1 million for the first half of 2008.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Six Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Interest income	$469	0.1%	$239	0.1%
Interest expense	(5,737)	(2.0)%	(5,389)	(1.2)%
Foreign currency gain (loss), net	3,063	1.1%	(5,810)	(1.2)%
Gain on repurchase of convertible debt	12,693	4.5%	—	—
Other income, net	1,231	0.4%	903	0.2%
Other income (expense), net	$11,719	4.1%	$(10,057)	(2.1)%

Interest income increased slightly during the first half of 2009 compared with the first half of 2008. Interest expense increased by $0.3 million due to higher capitalized loan fees and interest rates related to our new Credit Agreement entered in April 2009. The increase in interest expense was partially offset by lower interest expense associated with the retirement of approximately $69 million of our long-term debt in the last three quarters when compared with the first six months of 2008.  The increase in other income (expense), net is primarily due to the $12.7 million gain we recognized on the purchase of $25.4 million in aggregate par value of our outstanding 1.875% subordinated convertible notes due 2024.  The notes were purchased at a discount in both the first and second quarters of 2009.  Additionally, we recognized a net foreign currency translation gain of $3.1 million in the first half of 2009, primarily due to the strength of the U.S. Dollar versus several other currencies.  For the first half of 2008, we recognized a foreign currency translation loss of $5.8 million, primarily due to the weakness of the U.S. Dollar in comparison to the Euro, Swedish Krona and Chinese RMB.

Income Tax Provision

Our effective tax rate for the first half of 2009 was an expense of approximately 15.0% of our pre-tax income of $5.0 million.  Our effective tax rate was reduced by approximately $1.1 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction.  We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS 109 due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance.  For the first half of 2009, we recorded an income tax benefit for losses from tax jurisdictions where the tax benefits will be realized or offset by permanent differences.  The tax benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.

Net Income (Loss)

The following table presents a reconciliation of operating loss to net income (loss):

	Six Months Ended (in thousands)
	June 28, 2009	June 29, 2008
Operating loss	$(6,719)	$(12,439)
Other income (expense), net	11,719	(10,057)
Income (loss) before income taxes	5,000	(22,496)
Income tax provision	752	1,975
Net income (loss)	$4,248	$(24,471)

Our net income for the first half of 2009 was $4.2 million compared with a loss of $24.5 million for the first half of 2008.  The increase in our net income during the first half of 2009 as compared with the first half of 2008 is the result of the gains on our debt repurchases during the period, lower intangible amortization costs and reduced operating expenses resulting from our restructuring activities over the last year.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our Credit Agreement. As of June 28, 2009, we had working capital of $168.4 million, including $39.8 million in unrestricted cash and cash equivalents as compared with working capital of $208.1 million at June 29, 2008, which included $81.1 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended June 28, 2009 and June 29, 2008:

	Six Months Ended (in thousands)
	June 28, 2009	June 29, 2008
Net cash provided by (used in):
Operating activities	$6,124	$18,221
Investing activities	(54)	2,860
Financing activities	(13,621)	12
Effect of foreign currency translation on cash and cash equivalents	487	1,844
Net increase (decrease) in cash and cash equivalents	$(7,064)	$22,937

Net cash provided by operations during the first half of 2009 was $6.1 million as compared with $18.2 million during the first half of 2008. The reduction in cash flow from operations from the prior year period is due primarily to lower revenues during the first half of 2009, which resulted in lower actual gross profit, offset by lower operating expenses.

Net cash used in investing activities during the first half of 2009 was $0.1 million as compared with net cash provided by investing activities of $2.9 million during the first half of 2008. The net cash used in investing activities during the first half of 2009 represents a reduction in our restricted cash of $0.9 million and proceeds from a settlement of litigation of $2.0 million, offset by capital expenditures of $3.2 million. Total capital expenditures during the first half of 2009 and the first half of 2008 were approximately $3.2 million and $5.2 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $5 million and $7 million, consisting of test and production equipment, as well as computer hardware and software.

Net cash used in financing activities of $13.6 million during the first half of 2009 relates primarily to the repurchase of $25.4 million in aggregate par value of our 1.875% convertible subordinated notes due 2024, as well as $1.3 million in debt issuance costs related to our new Credit Agreement.  Net cash provided by financing activities for the first half of 2008 included proceeds related to the employee stock purchase plan of $0.5 million offset by the purchase of $0.5 million of our Common Stock in settlement of tax liabilities related to the vesting of restricted stock awards.

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

We had a total of $280.9 million of long-term convertible subordinate notes outstanding at June 28, 2009, consisting of $130.9 million of 1.875% convertible subordinated notes due 2024 (“2024 Notes”) and $150.0 million of 3.875% convertible subordinated notes due 2027 (“2027 Notes”). Holders of the 2024 Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2027 Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Financing Activities

We entered into a Credit Agreement on April 3, 2009, see Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.  Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability of our line of credit falls below $20.0 million.  We are currently in compliance with these covenants as of June 28, 2009.  If the current economic recession continues and our revenues decrease, there is no assurance that we will be able to comply with the covenants in the Credit Agreement.  See “We will need additional capital in the future and such financing may not be available on favorable terms…” under Part II, Item 1A, Risk Factors.

Also on April 3, 2009, in connection with entering into the Credit Agreement referenced above, we terminated our Amended Receivables Purchase Agreement. As of the date of termination, we did not have any borrowings outstanding under the Amended Receivables Purchase Agreement. In addition, we did not incur any early termination penalties in connection with the termination of the Amended Receivables Purchase Agreement.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are all directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions.  During the last half of fiscal 2008 and the first half of fiscal 2009, the capital and credit markets have experienced extreme volatility and disruption.  In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Form 10-K for the year ended December 28, 2008, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of June 28, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

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

During the first half of 2009, we granted options to purchase a total of 4,383,750 shares of Common Stock. We did not grant any shares of restricted stock to employees during this period. After deducting 710,514 shares for options forfeited, the result was net options granted of 3,673,236. Net options granted during the first half of 2009 represented 2.8% of our total outstanding shares of Common Stock of 131,975,982 as of June 28, 2009. The following table summarizes the net stock option grants and restricted stock awards to our employees, directors and executive officers during the two most recent fiscal periods:

	Six Months Ended June 28, 2009	Year Ended December 28, 2008
Net grants (forfeitures) during the period as a % of total outstanding common shares	2.8%	0.2%
Grants to executive officers during the period as a % of total options and awards granted during the period	35.3%	21.6%
Grants to executive officers during the period as a % of total outstanding common shares	1.2%	0.3%
Cumulative options held by executive officers as a % of total options outstanding	37.3%	34.7%

As of June 28, 2009, a total of 2,043,931 options were available for grant under all of our option plans with a total of 16,200 shares of Common Stock held in escrow to cover all remaining exercises under our 1995 Stock Option Plan. See Note 13 in the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for further information regarding our 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the first half of 2009:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2008	6,840,921	$0.49-$67.08	$8.34	3,724,870	$10.62
Granted	4,383,750	$0.42-$ 1.46	$0.49
Exercised	—	—	—
Cancelled	(710,514)	$0.48-$61.67	$10.47
Balance at June 28, 2009	10,514,157	$0.42-$67.08	$4.93	3,684,177	$9.71

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of June 28, 2009. For purposes of this table, in-the-money stock options are those options with an exercise price less than $1.67 per share, the closing price of our Common Stock on June 26, 2009, the last trading day of the fiscal quarter. Out-of-the-money stock options are stock options with an exercise price greater than or equal to the $1.67 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	—	$—	4,413,250	$0.49	4,413,250
Out-of-the-Money	3,684,177	9.71	2,416,730	5.72	6,100,907
Total Options Outstanding	3,684,177	$9.71	6,829,980	$2.34	10,514,157

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the first half of 2009, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of June 28, 2009. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of our Common Stock on June 26, 2009, the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at June 28, 2009		Value of Unexercised In-the-Money Options at June 28, 2009(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Buschur	—	$—	1,037,500	562,500	$—	$610,000
Kevin T. Michaels	—	$—	537,500	352,500	$—	$305,000
J. Marvin Magee	—	$—	131,666	528,334	$—	$488,000
Khurram P. Sheikh	—	$—	84,791	471,459	$—	$447,563
Basem Anshasi	—	$—	54,374	160,626	$—	$82,250

(1)
In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $1.67, which was the closing price of our Common Stock as reported by NASDAQ on June 26, 2009, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of June 28, 2009, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (1)
Equity Compensation Plans Approved by Shareholders	10,514,157	$4.93	2,043,931
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	10,514,157	$4.93	2,043,931

(1)	The number of shares of Common Stock remaining available for future issuance has also been reduced to reflect 302,500 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of June 28, 2009, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and have concluded, as we similarly concluded in our Form 10-K for the fiscal year ended December 28, 2008, that none of our exposures in these areas are material to fair values, cash flows or earnings.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 74% of our net sales during the first half of 2009, 70% of our net sales during fiscal 2008 and 73% of our fiscal 2007 sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk, since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, certain of our international customers require that we transact business with them in their own local currency regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or agreed upon to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, gross margins and results of operations. For the first half of 2009, due to the increased value of the U.S. Dollar, we recorded a foreign exchange translation gain of $3.1 million. There can be no assurance that we will not incur additional foreign exchange translation losses in the future if the Dollar begins to weaken.

Interest Rate Risk

As of June 28, 2009, we had cash equivalents of approximately $42.4 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.9 million of our convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875% and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and 2009 as the U.S. Federal Reserve attempted to soften the impacts of the economic slowdown and subprime mortgage issues. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at June 28, 2009, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated financial position, results of operations or cash flows.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risk associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact on us of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we would likely be forced to pay such higher prices and we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes such components or cease to produce such products. In such events, our business, results of operations and financial condition could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. Such electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for such equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. Such delays and any potential additional costs could have a material adverse effect on our business, results of operations and financial condition. Further, the world economy experienced significant increases in the price of oil and energy during the first three quarters of 2008. Such increases have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs have negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. Further increases in energy prices may negatively impact our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information related to us that is required to be included in our annual and periodic SEC filings.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first half of fiscal 2009 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against us, our President and Chief Executive Officer, our former Executive Chairman of the Board of Directors and our Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint was that the defendants made misleading statements or omissions concerning our projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of our internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with our projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims. On August 29, 2008, the defendants answered the amended complaint.  On May 14, 2009, the parties executed a stipulation of settlement to resolve the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by our directors and officers liability insurance.  The Court granted preliminary approval of the proposed settlement and provisionally certified a settlement class on June 22, 2009, and set a hearing for final approval of the settlement for October 19, 2009.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and is also pending before Judge Gutierrez.  On May 15, 2009, the parties executed a stipulation of settlement to resolve the derivative action.  According to the terms of the proposed settlement, we will adopt certain enhancements to its corporate governance policies and procedures and counsel for the derivative plaintiff will be reimbursed its legal fees and expenses, which will be funded by our directors and officers liability insurance. The Court granted preliminary approval of the proposed settlement on June 22, 2009, and set a hearing for final approval of the settlement for October 19, 2009.

We are subject to other legal proceedings and claims in the normal course of business.  We are currently defending these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain presently, we anticipate that we will be able to resolve these matters in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, results of operations or financial condition could suffer, and the trading price of our Common Stock could decline, and you may lose all or a part of your investment.

Risks Related to the Business

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, results of operations and financial condition.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the first half of 2009, sales to Nokia Siemens accounted for approximately 37% of our net sales and sales to Alcatel-Lucent accounted for approximately 12% of our net sales.  Nokia Siemens accounted for approximately 31% of our revenues in 2008, and Alcatel-Lucent accounted for approximately 17% of our net revenues in fiscal 2008.  Nokia Siemens and Alcatel-Lucent are our two largest customers and any decline in business with either of these customers will have an adverse impact on our business, results of operations and financial condition. For the first half of 2009, our total sales have declined by 39% compared with the same period in 2008.  During this same period, our sales to Nokia Siemens have declined approximately 20% and our sales to Alcatel-Lucent have declined approximately 61%, which has had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, other original equipment manufacturers and network operator customers. Any fluctuations in demand from such customers or other customers would negatively impact our business, results of operations and financial condition. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis driven initially by the subprime mortgage crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. Our revenues declined approximately 9% in the second quarter of 2009, compared with the first quarter of 2009, and they declined approximately 45% from the second quarter of 2008. All of these factors combined are having a negative impact on the availability of financial capital which is contributing to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult or impossible for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they are finding it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this continues to occur, our revenues will be further reduced, thereby having a negative impact on our business, results of operations and financial condition. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of this economic recession or its impact on the wireless industry.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal years 2006 and 2007, we experienced significantly reduced demand for our products due to lower than anticipated purchasing plans by a major North American wireless network operator. In addition, beginning in the fourth quarter of 2006, when we acquired the wireless infrastructure division of Filtronic plc, Nokia and Siemens significantly reduced their demand which had a significant negative impact on both Powerwave and the Filtronic plc wireless businesses. As a result of this reduction and the general slowdown in the wireless infrastructure marketplace during the fourth quarter of fiscal 2006, our revenues decreased to $169.8 million in the fourth quarter of fiscal 2006 from $249.4 million in the fourth quarter of 2005. This slowdown continued in the first six months of 2007, when our revenues declined from the fourth quarter of 2006. Our revenues also declined when compared with the first six months of 2006, even though the first six months of 2007 included the Filtronic plc wireless acquisition. These types of reductions in overall market demand have had a negative impact on our business, results of operations and financial condition.

Beginning in the fourth quarter of 2008, the global economic crisis and related recession began to have an impact on our customers and their demand for our products. As a result of this economic crisis, our revenues decreased to $136.1 million in the second quarter of 2009, from $149.7 million in the first quarter of 2009, $180.3 million in the fourth quarter of 2008 and $238.0 million in the third quarter of 2008. We currently anticipate that our customers will significantly reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This expected reduction in demand will have a negative impact on our business, results of operations and financial condition.

During fiscal 2005, 2006, 2007 and 2008, we also experienced a significant reduction in demand from Nortel. In the first quarter of 2009, Nortel filed for bankruptcy protection. Given the current economic climate, it is possible that one or more of our customers will suffer significant financial difficulties, including potentially filing for bankruptcy protection. In such an event, the demand for our products from these customers may decline significantly or cease completely. We cannot guarantee that we will be able to continue to generate new demand to offset any such reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations and financial condition will be negatively impacted.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products, due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have in the past regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the global economic recession will continue throughout 2009, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We will need additional capital in the future and such additional financing may not be available on favorable terms or at all.

As of June 28, 2009, we had approximately $42.4 million of cash, with $2.5 million of it restricted. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies.  In addition, if our business further deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement, an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us.  If we are not successful in growing our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our Company, our operations may not generate positive cash flow and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $280.9 million of remaining outstanding convertible debt that we issued in 2004 and 2007. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis, there can be no guarantee that such a market will be available to us. If such a market is not available, we may not be able to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties including the likelihood of decreased revenues in the current macro-economic environment, and any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which have recently become highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

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

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with cost cutting measures and measures to improve the efficiency of our operations. As a result of economic conditions, we may need to initiate restructuring actions that could result in restructuring charges which could have a material impact on our business, results of operations and financial condition. Such potential restructuring actions could include cash costs that could reduce our available cash balances, which would have a negative impact on our business.

The potential for increased commodity and energy costs may adversely affect our business, results of operations and financial condition.

The world economy has experienced significant fluctuations in the price of oil and energy during 2008 and the first half of 2009. Such fluctuations resulted in significant price increases which translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices may negatively impact our business, results of operations and financial condition.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens is concentrating their purchasing power at the surviving entities, which is placing further pricing pressures on the products we sell to such customers. Moreover, the current economic downturn may cause wireless service providers to be even more aggressive in demanding price reductions as they attempt to reduce costs. As a result, we may be forced to further reduce our prices to such customers, which would have a negative impact on our business, results of operations and financial condition. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The weighted average sales price for our products declined approximately 6% to 9% from fiscal 2007 to fiscal 2008 and we expect that this will continue going forward. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

Our suppliers, contract manufacturers or customers could become competitors.

Many of our customers, especially our original equipment manufacturer customers, internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design wireless communications network products in an attempt to replace products manufactured by us. In addition, some customers threaten to undertake such activities if we do not agree to their requested price reductions. We believe that all of these practices will continue. In the event that our customers manufacture or design their own wireless communications network products, such customers could reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our business, results of operations and financial condition. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us. If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, require us to reduce our prices, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our business, results of operations and financial condition.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003, fiscal 2006, fiscal 2007, the fourth quarter of fiscal 2008 and the first half of fiscal 2009. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The current credit environment and the worldwide economic recession will likely result in a reduction of demand from some of our customers in the near term. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, results of operations and financial condition will be negatively impacted.

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

Future additions to, or consolidations of manufacturing operations may present risks, and we may be unable to achieve the financial and strategic goals associated with such actions.

We have previously added new manufacturing locations, as well as consolidated existing manufacturing locations in an attempt to achieve operating cost savings and improved operating results.  We continually evaluate these types of opportunities.  We may acquire or invest in new locations, or we may consolidate existing locations into either existing or new locations in order to reduce our manufacturing costs.  We are currently in the process of establishing a new manufacturing location in the country of Thailand.  Such activities subject us to numerous risks and uncertainties, including the following:

•	difficulty integrating the new locations into our existing operations;

•	difficulty consolidating existing locations into one location;

•	inability to achieve the anticipated financial and strategic benefits of the specific new location or consolidation;

•	significant unanticipated additional costs incurred to start up a new manufacturing location;

•	inability to attract key technical and managerial personnel to a new location;

•	inability to retain key technical and managerial personnel due to the consolidation of locations to a new location;

•	diversion of our management’s attention from other business issues;

•	failure of our review and approval process to identify significant issues, including issues related to manpower, raw material supplies, legal and financial contingencies.

If we are unable to manage these risks effectively as part of any investment in a new manufacturing location or consolidation of locations, our business would be adversely affected.

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

•
significant additional warranty costs due to product failures and or design differences that were not identified during due diligence, which could result in charges to earnings if they are not recoverable from the seller;

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

As part of our manufacturing strategy, we utilize contract manufacturers in China, Europe, Singapore and Thailand. We also maintain our own manufacturing operations in China and Estonia, as well as the United States and are in the process of establishing a new manufacturing facility in Thailand.

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

For the first half of 2009, and fiscal years 2008, 2007, and 2006, international revenues (excluding North American sales) accounted for approximately 74%, 70%, 73% and 72% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

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

Our current competitors include CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in turn, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our results of operations and financial condition.

Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and evolving technological standards could have a negative impact on our ability to sell our products.

To succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users. To develop new products, we invest in the research and development of wireless communications network products and coverage solutions. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for next generation networks, as well as development projects for products requested by our customers and improvements to our existing products. The deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. Our research and development efforts are generally funded internally and our customers do not normally pay for our research and development efforts. These costs are expensed as incurred. Therefore, if our efforts are not successful at creating or improving products that are purchased by our customers, there will be a negative impact on our operating results and financial condition due to high research and development expenses.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruptions by man made problems such as computer viruses or terrorism.

Our corporate headquarters and a large portion of our U.S. based research and development operations are located in the State of California in regions known for seismic activity. In addition, we have production facilities and have outsourced some of our production to contract manufacturers in Asia, another region known for seismic activity. A significant natural disaster, such as an earthquake in either of these regions, could have a material adverse effect on our business, results of operations and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business.

At times over the past three quarters, our stock price has not met the minimum bid price for continued listing on the NASDAQ Global Select Market. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if we are delisted from the NASDAQ Global Select Market or if we are unable to transfer our listing to another stock market.

The minimum bid price for our Common Stock listed on the NASDAQ Global Select Market has been below the $1.00 minimum for a significant period of time over the past three quarters.  The NASDAQ Marketplace Rules provide that one of the continuing listing requirements for an issuer’s common stock is having a minimum bid price of $1.00 per share.  Due to the current economic crisis, NASDAQ announced a moratorium on the enforcement of this minimum bid requirement.  While this moratorium was extended to be effective through July 31, 2009, it appears the moratorium will not be further extended.  Accordingly, if our stock price does not stay above $1.00 per share following July 31, 2009, we risk being delisted from the NASDAQ Global Select Market. We cannot control whether NASDAQ will agree to extend the moratorium again in the future or whether NASDAQ will make any other concessions to allow issuers to avoid potential delisting.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 28, 2008, the closing price of our Common Stock ranged from a high of $7.45 to a low of $0.40 per share. During the first quarter of 2009, the closing price of our Common Stock reached a low of $0.23 per share. At times, the fluctuations in the price of our Common Stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock may also have been influenced by:

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 29.0 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the second quarter of 2009:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
March 30 – May 3	—		—	—	—
May 4 – May 31	2,140	(1)	$1.31	—	—
June 1 – June 28	—		—	—	—

(1)	On May 14, 2009, 2,140 shares of Common Stock were surrendered to cover a tax withholding obligation with respect to the vesting of 5,000 shares under a May 2007 restricted stock grant.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer