Form 10-Q
period 2009-09-27
POWERWAVE TECHNOLOGIES INC
filed 2009-10-30
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Yes  ☐    No  ☑

As of October 28, 2009, the registrant had 132,359,006 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2009

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, contains “forward-looking statements,” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, or the Securities Act, and the Securities Exchange Act of 1934, or the Exchange Act.  All statements other than statements of historical facts are statements that could be deemed forward- looking statements as defined within Section 27A of the Securities Act and Section 21E of the Exchange Act.  One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology.  Forward-looking statements in this Quarterly Report include, but are not limited to, statements relating to revenue, revenue composition, market and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of cash payments and cost savings from restructuring activities, restructuring charges, and the level of expected future capital and research and development expenditures. Such statements are generally included in the items captioned: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings,” and “Risk Factors.”  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management.  The forward-looking statements made in this report, regarding future events and the future performance of Powerwave Technologies, Inc, which we refer to as Powerwave or the Company, involve risks and uncertainties that could cause the Company’s actual results to differ materially and adversely from those results currently anticipated.  Such risks and uncertainties may relate to, but are not limited to, our reliance upon a few customers to generate the majority of our revenues, continued economic weakness and uncertainty resulting from the worldwide economic crisis and tightening of the credit markets, continued reductions in demand for our products; difficulty in obtaining additional capital should we need to do so in the future; significant fluctuations in our sales and operating results, continuing declines in the sales prices for our products; the future growth of the wireless infrastructure communications market; our reliance on single sources or limited sources for key components and products, the risks surrounding our internal and contract manufacturing operations in Asia and Europe; operating in a highly-regulated industry; and the competitive nature of the wireless communications industry which is characterized by rapid technological change.  Because the risks and uncertainties discussed in this report and other important unanticipated factors may affect Powerwave’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods.  Reference is also made to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008, as filed with the Securities and Exchange Commission.  Readers should also carefully review the risk factors described in documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as we undertake no obligation to revise or update any forward-looking statements for any reason.

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

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 27, 2009	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$44,901	$46,906
Restricted cash	2,616	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $8,995 and $9,478, respectively	142,327	213,871
Inventories	69,843	81,098
Prepaid expenses and other current assets	31,666	25,303
Deferred income taxes	3,204	3,204
Total current assets	294,557	373,815
Property, plant and equipment, net	88,942	98,616
Intangible assets, net	830	3,803
Asset held for sale	3,889	4,845
Other assets	6,514	6,817
TOTAL ASSETS	$394,732	$487,896

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$80,076	$139,267
Accrued payroll and employee benefits	11,569	12,286
Accrued restructuring costs	1,973	5,813
Accrued expenses and other current liabilities	27,624	37,390
Total current liabilities	121,242	194,756
Long-term debt	280,887	306,321
Other liabilities	2,242	1,898
Total liabilities	404,371	502,975
Commitments and contingencies (Notes 9 and 10)
Shareholders’ deficit:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 132,359,006 and 131,637,460 shares issued and outstanding, respectively	768,866	765,204
Accumulated other comprehensive income	11,483	14,245
Accumulated deficit	(789,988)	(794,528)
Net shareholders’ deficit	(9,639)	(15,079)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$394,732	$487,896

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	$139,048	$237,960	$424,904	$709,903
Cost of sales:
Cost of goods	101,938	179,633	316,487	537,486
Intangible asset amortization	624	4,094	1,870	16,459
Restructuring and impairment charges	328	3,368	1,738	13,903
Total cost of sales	102,890	187,095	320,095	567,848
Gross profit	36,158	50,865	104,809	142,055
Operating expenses:
Sales and marketing	8,069	10,301	26,665	36,064
Research and development	14,534	18,447	44,273	58,907
General and administrative	11,150	17,992	36,001	49,062
Intangible asset amortization	206	2,589	740	7,846
Restructuring and impairment charges	335	2,755	1,985	3,834
Total operating expenses	34,294	52,084	109,664	155,713
Operating income (loss)	1,864	(1,219)	(4,855)	(13,658)
Other income (expense), net	(769)	(42)	10,950	(10,099)
Income (loss) before income taxes	1,095	(1,261)	6,095	(23,757)
Income tax provision	803	540	1,555	2,515
Net income (loss)	$292	$(1,801)	$4,540	$(26,272)
Basic earnings (loss) per share:	$0.00	$(0.01)	$0.03	$(0.20)
Diluted earnings (loss) per share:	$0.00	$(0.01)	$0.03	$(0.20)
Shares used in the computation of earnings (loss) per share:
Basic	131,950	131,142	131,698	131,023
Diluted	135,058	131,142	133,665	131,023

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income (loss)	$292	$(1,801)	$4,540	$(26,272)
Other comprehensive loss:
Foreign currency translation adjustments, net of income taxes	(1,046)	(34,542)	(2,762)	(6,627)
Comprehensive income (loss)	$(754)	$(36,343)	$1,778	$(32,899)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	September 27, 2009	September 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,540	$(26,272)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,384	41,414
Non-cash restructuring and impairment charges	3,722	17,737
Provision for sales returns and doubtful accounts	1,830	1,457
Provision for excess and obsolete inventories	6,068	3,237
Compensation costs related to stock-based awards	3,394	3,722
Gain on repurchase of convertible debt	(12,693)	—
Gain on disposal of property, plant and equipment	(29)	(588)
Gain on settlement of litigation	(645)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	71,474	(20,122)
Inventories	5,967	(5,133)
Prepaid expenses and other current assets	(5,152)	7,814
Accounts payable	(67,060)	32,253
Accrued expenses and other current liabilities	(19,335)	(39,220)
Other non-current assets	88	764
Other non-current liabilities	283	148
Net cash provided by operating activities	10,836	17,211
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,243)	(7,501)
Restricted cash	817	3,732
Proceeds from the sale of business	500	500
Proceeds from the sale of property, plant and equipment	323	4,305
Acquisitions, net of cash acquired	1,960	(4,105)
Net cash used in investing activities	(643)	(3,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,305)	—
Proceeds from stock-based compensation arrangements	281	1,086
Repurchase of common stock	(13)	(521)
Retirement of short-term debt	—	(13,630)
Retirement of long-term debt	(12,445)	—
Net cash used in financing activities	(13,482)	(13,065)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,284	(1,557)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,005)	(480)
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151
CASH AND CASH EQUIVALENTS, end of period	$44,901	$57,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$4,853	$5,417
Income taxes	$5,876	$18,633
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$859	$1,926

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

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or the full year ending January 3, 2010 (“fiscal 2009”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, results of operations or financial condition, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement is effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement is effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial condition; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

In November 2008, the FASB issued guidance now codified as FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this pronouncement requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, and such assets should be amortized to expense over the period such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with FASB ASC Topic 820. This pronouncement is effective for financial statements in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 350 did not have a material impact on the Company’s business, results of operations or financial condition.

In April 2008, the FASB issued guidance now codified as FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The pronouncement was effective in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 350 did not have a material impact on the Company’s business, results of operations or financial condition.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 810, “Consolidation,” which changes how business acquisitions are accounted for and changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of FASB ASC Topic 810 were effective in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 810 did not have a material impact on the Company’s business, results of operations or financial condition.

New Accounting Pronouncements

In October 2009, the FASB issued an update to FASB ASC Topic 605, “Revenue Recognition.”  This Accounting Standards Update (ASU), No. 2009-13, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under previous accounting guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its business, results of operations and financial condition.

Subsequent Events

The Company has evaluated activities through October 30, 2009, and all known subsequent events have been included in this report.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the guidance now codified as FASB ASC Topic 718, “Compensation – Stock Compensation.”  Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted according to the Black-Scholes-Merton option pricing model and a multiple option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s Common Stock on the date of grant.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):
	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cost of sales	$284	$260	$887	$753
Sales and marketing expenses	96	99	308	317
Research and development expenses	231	286	775	854
General and administrative expenses	597	462	1,424	1,797
Increase to operating loss before income taxes	1,208	1,107	3,394	3,721
Income tax benefit recognized	—	—	—	—
Impact on net income (loss)	$1,208	$1,107	$3,394	$3,721
Impact on earnings (loss) per share:
Basic and diluted	$0.01	$0.01	$0.03	$0.03

As of September 27, 2009, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $3.7 million, net of estimated forfeitures of $0.5 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the third quarter of fiscal years 2009 and 2008 was $0.76 per share and $2.25 per share, respectively.

 The fair value of options granted under the Company’s stock incentive plans during the first nine months of fiscal 2009 and 2008 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Weighted average risk-free interest rate	1.6%	2.8%	1.7%	2.8%
Expected life (in years)	3.9	4.6	5.2	4.6
Expected stock volatility	89%	53%	139%	55%
Dividend yield	None	None	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Inventories

Inventories are as follows:
	September 27, 2009	December 28, 2008
Parts and components	$26,662	$28,547
Work-in-process	857	2,618
Finished goods	42,324	49,933
Total inventories	$69,843	$81,098

Inventories are net of an allowance for excess and obsolete inventory of approximately $30.7 million and $43.4 million as of September 27, 2009 and December 28, 2008, respectively.

Asset Held For Sale

In the fourth quarter of 2008, the Company completed the closure of its manufacturing facility in Salisbury, Maryland as part of its 2008 Restructuring Plan. The carrying value of the building has been separately presented in the accompanying balance sheet under the caption “Asset Held for Sale” and this asset is no longer being depreciated. During the first nine months of 2009, the Company recorded additional charges of $1.0 million to write the building down to its fair value less cost to sell in accordance with the accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” FASB ASC Topic 360 requires entities to report discontinued operations separately from continuing operations, and extends that reporting to a component of equity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. The Company signed a Purchase and Sale Agreement for the building in April 2009 and the sale of the building was completed on October 8, 2009.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:
	September 27, 2009	December 28, 2008
Accrued vendor cancellation costs	$7,388	$10,563
Accrued warranty costs	7,999	10,763
Other accrued expenses and other current liabilities	12,238	16,064
Total accrued expenses and other current liabilities	$27,625	$37,390

Warranty

Accrued warranty costs are as follows:
	Nine Months Ended
Description	September 27, 2009	September 28, 2008
Warranty reserve beginning balance	$10,763	$26,975
Reductions for warranty costs incurred	(8,841)	(12,231)
Warranty accrual related to current period sales	6,044	5,445
Settlement of previous warranty claims	—	(2,858)
Change in estimate related to previous warranty accruals	—	(2,360)
Effect of exchange rates	33	(130)
Warranty reserve ending balance	$7,999	$14,841

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 4. Intangible Assets

Intangible assets are as follows:

Intangible Assets Subject to Amortization:	September 27, 2009	December 28, 2008
Developed technology (net of accumulated amortization of $5,077 and $3,206, respectively)	$623	$2,494
Customer relationships (net of accumulated amortization of $1,682 and $3,479, respectively)	207	1,309
Intangible assets, net	$830	$3,803

Amortization expense related to intangible assets totaled $2.6 million and $24.3 million for the first nine months of 2009 and 2008, respectively. The remaining $0.8 million of intangible assets will be fully amortized in the fourth quarter of 2009.

Note 5. Financing Arrangements and Long-Term Debt

In the first nine months of 2009, the Company repurchased $25.4 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of approximately $12.7 million on the purchase.  As of September 27, 2009, there is $130.9 million outstanding under the 1.875% convertible subordinated notes and $150.0 million outstanding under the 3.875% convertible subordinated notes.

On April 3, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”), with Wells Fargo Foothill, LLC, as arranger and administrative agent. Pursuant to the Credit Agreement, Wells Fargo Foothill made available to the Company a senior secured revolving credit facility up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement.  The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts and cash and cash equivalents. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets.  The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability of the Company’s line of credit falls below $20.0 million. As of September 27, 2009, the Company is in compliance with all of these covenants.

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

Note 6. Restructuring and Impairment Charges

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Estonia and Sweden. These reductions were undertaken in response to current economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company expects to finalize the plan in the fourth quarter of 2009.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the 2009 Restructuring Plan for the first nine months of 2009 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$—	$—	$—
Amounts accrued	1,973	77	2,050
Amounts paid/incurred	(1,530)	(77)	(1,607)
Effects of exchange rates	—	—	—
Balance at September 27, 2009	$443	—	443

The costs associated with these exit activities were recorded in accordance with the accounting guidance now codified as FASB ASC Topic 420, “Exit or Disposal Obligations.”  Pursuant to this guidance, a liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for one-time employee termination benefits that is incurred over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reduction amounts will be paid through the first quarter of 2010.

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

A summary of the activity affecting the accrued restructuring liability related to the 2008 Restructuring Plan for the first nine months of 2009 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$3,106	$585	$3,691
Amounts accrued	594	126	720
Amounts paid/incurred	(3,634)	(372)	(4,006)
Effects of exchange rates	151	64	215
Balance at September 27, 2009	$217	403	620

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reductions will be paid out through the fourth quarter of 2009, and the facility closure amounts will be paid out over the remaining lease term, which extends through September 2010.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the 2007 Restructuring Plan for the first nine months of 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$551
Amounts accrued	(179)
Amounts paid/incurred	(388)
Effects of exchange rates	16
Balance at September 27, 2009	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The remaining payments on this plan were made in the third quarter of 2009, and all actions associated with this plan have been completed.

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

A summary of the activity affecting the accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the first nine months of 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$146
Amounts accrued	175
Amounts paid/incurred	(321)
Effects of exchange rates	—
Balance at September 27, 2009	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420.  The remaining payments on this plan were made in the second quarter of 2009, and all actions associated with this plan have been completed.

Integration of LGP Allgon and REMEC, Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of REMEC, Inc.’s wireless systems business and LGP Allgon’s operations, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to the accounting guidance now codified as FASB ASC Topic 805, “Business Combinations.”  The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The implementation of the restructuring and integration plan is complete.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the first nine months of 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$1,425
Amounts accrued	—
Amounts paid/incurred	(515)
Effects of exchange rates	—
Balance at September 27, 2009	$910

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In the first nine months of 2009, the Company recorded charges of approximately $1.0 million to write down the Salisbury, Maryland building to its fair value less the cost to sell. The Company also incurred severance charges of $2.6 million related to personnel reductions primarily in the United States, Finland and Sweden and $0.1 million of facility closure expenses.  The aggregate of all such charges was $3.7 million of which approximately $1.7 million was included in cost of sales and approximately $2.0 million was included in operating expenses.

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

Note 7. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest income	$62	$191	$531	$430
Interest expense	(2,661)	(2,983)	(8,399)	(8,372)
Foreign currency gain (loss), net	1,687	2,582	4,751	(3,227)
Gain on repurchase of convertible debt	—	—	12,693	—
Other income, net	143	168	1,374	1,070
Totalother income (expense), net	$(769)	$(42)	$10,950	$(10,099)

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Other income (expense), net, for the nine months ended September 27, 2009 includes a gain of approximately $12.7 million related to the repurchase of approximately $25.4 million in aggregate par value of the Company’s outstanding 1.875% convertible subordinated notes due 2024.  We recognized net foreign currency gains and losses in the above periods primarily due to fluctuations between the U.S. Dollar and the Euro, Swedish Krona, Chinese RMB and Indian Rupee.

Note 8. Earnings (Loss) Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 29,023,841 and 29,746,025 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 27, 2009, as the effect would be anti-dilutive.  Potential common shares of 35,695,340 and 36,504,974 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 28, 2008.

The following details the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Basic:
Net income (loss)	$292	$(1,801)	$4,540	$(26,272)
Weighted average common shares	131,950	131,142	131,698	131,023
Basic earnings (loss) per share	$0.00	$(0.01)	$0.03	$(0.20)
Diluted:
Net income (loss)	$292	$(1,801)	$4,540	$(26,272)
Interest expense of convertible debt, net of tax	—	—	—	—
Net income (loss), as adjusted	$292	$(1,801)	$4,540	$(26,272)
Weighted average common shares	131,950	131,142	131,698	131,023
Potential common shares
Employee stock options	2,832	—	1,767	—
Restricted stock	276	—	200	—
Weighted average common shares, as adjusted	135,058	131,142	133,665	131,023
Diluted earnings (loss) per share	$0.00	$(0.01)	$0.03	$(0.20)

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 9. Commitments and Contingencies

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer, its former Executive Chairman of the Board of Directors and its Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint was that the defendants made misleading statements or omissions concerning the Company’s projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of the Company’s internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint.  On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with the Company’s projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims.  On August 29, 2008, the defendants answered the amended complaint. On May 14, 2009, the parties executed a stipulation of settlement to resolve the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by the Company’s directors and officers liability insurance.  The Court granted preliminary approval of the proposed settlement and provisionally certified a settlement class on June 22, 2009, and on October 19, 2009 entered a judgment that granted final approval of the settlement.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and is also pending before Judge Gutierrez. On May 15, 2009, the parties executed a stipulation of settlement to resolve the derivative action.  According to the terms of the proposed settlement, the Company will adopt certain enhancements to its corporate governance policies and procedures and counsel for the derivative plaintiff will be reimbursed its legal fees and expenses, which will be funded by the Company’s directors and officers liability insurance. The Court granted preliminary approval of the proposed settlement on June 22, 2009, and on October 19, 2009 entered a judgment that granted final approval of the settlement.

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

Note 10. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of September 27, 2009 is included below:

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of the Company’s cumulative federal and state net operating losses and other factors, the Company has recorded a valuation allowance against a portion of its gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2009 where the Company believes it is more likely than not that deferred tax assets will not be realized.

As of September 27, 2009, the liability for income taxes associated with uncertain tax positions was $10.0 million, including accrued penalties, interest, and foreign currency fluctuations of $0.5 million.  Of this amount, $7.9 million, if recognized, would affect the Company’s effective tax rate.  In the first quarter of 2009, approximately $1.1 million of the liability was reduced as a result of the expiration of the statutory audit period of the tax jurisdiction.  Interest charges associated with all relevant uncertain tax positions were recorded for the period and all other changes to the liability were immaterial.

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of September 27, 2009, the Company has concluded all United States federal income tax matters for years through 2005. The Company is currently involved in tax audits with the United States for fiscal year 2006 and Finland for fiscal years 2007 and 2008.  All other material state, local and foreign income tax matters have been concluded for years through 2005.

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the debt.  The Company’s long-term debt consists of convertible subordinated notes, which are not actively traded as an investment instrument and therefore, the quoted market prices may not reflect actual sales prices at which these notes would be traded.  The Company values these instruments at their stated par value, which represents the principal amount due at maturity, as well as the amount upon which interest expense is based. The stated par value of these notes equals their carrying value on the Company’s consolidated balance sheet.

The estimated fair values of the Company’s financial instruments were as follows:

	September 27, 2009		December 28, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$44,901	44,901	$46,906	$46,906
Restricted cash	2,616	2,616	3,433	3,433
Long-term debt, including current portion
3.875% Convertible Subordinated Noted due 2027	150,000	92,250	150,000	35,805
1.875% Convertible Subordinated Noted due 2024	130,887	105,691	156,321	37,189

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

Note 14. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the three and nine months ended September 27, 2009, sales to customers that accounted for 10% or more of revenues totaled $57.7 million and $194.8 million, respectively. For the three months ended September 27, 2009, sales to Nokia Siemens accounted for 31% of total revenues, and sales to Samsung accounted for 11% of total revenues.  For the first nine months of 2009, sales to Nokia Siemens accounted for approximately 35% of total revenues, and sales to Alcatel-Lucent accounted for approximately 11% of total revenues.  For the three and nine months ended September 28, 2008, sales to customers that accounted for 10% or more of revenues totaled $110.3 million and $330.1 million, respectively. For the three months ended September 28, 2008, sales to Nokia Siemens accounted for 32% of total revenues, and sales to Alcatel-Lucent accounted for 14% of total revenues.  For the first nine months of 2008, sales to Nokia Siemens accounted for approximately 30% of revenues, and sales to Alcatel-Lucent accounted for approximately 17% of revenues.

As of September 27, 2009, approximately 38% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the three months ended September 27, 2009. Nokia Siemens and Samsung accounted for approximately 32% and 6%, respectively, of the Company’s total accounts receivable.  The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regard to sales, the Company sells its products through two major sales channels. The largest channel is the original equipment manufacturer channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. The other major channel is direct to wireless network operators such as AT&T, Bouygues, Orange, Sprint, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of its customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are also made on a regional basis.

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

Introduction and Overview

Powerwave Technologies, Inc., which is referred to herein as “we,” “us” or “our,” is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

During the last decade, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions in demand from three of our major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For the first three quarters of 2008, demand once again increased; however, starting in the fourth quarter of 2008 and carrying over into 2009, demand for our products has been negatively impacted by the global economic recession and credit crisis.  These events have led to reduced capital spending and lower demand for our products, which has negatively impacted our financial results. During 2008 and the first nine months of 2009, we implemented several cost cutting initiatives aimed at lowering our operating expenses and manufacturing cost structure. These initiatives will continue and we may be required to further reduce operating expenses if there continues to be reduced demand from our customers and reduced spending in the wireless communications industry generally.

In the past there have been significant slowdowns in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets, as well as the global recession and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry, which has led to reductions in our revenues and contributed to our reported operating losses. During fiscal 2006 and 2007, we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined, directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.  During the first nine months of 2009, we have again experienced a significant reduction in demand from our customers that we believe is directly related to the global economic crisis and recession.

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

Looking back over the last several years, beginning in fiscal 2004 we focused on cost savings while we expanded our market opportunities, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market opportunities, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business. We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadened our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007 and 2008, we focused on finalizing and implementing our plans to integrate this acquisition, consolidate operations and reduce our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last five years, these acquisitions do not provide any guarantee that our revenues will increase.  During the fall of 2008 and continuing through 2009, the world’s economies have been impacted by the global credit crisis which combined to cause a worldwide recession, which has severely impacted our markets and significantly reduced demand for our products.  We currently have a number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure and positioning us to return to improved profitability when market conditions improve.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory reserves, warranty obligations, vendor cancellation reserves, restructuring reserves, asset impairment, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

For a summary of our significant accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Annual Report on Form 10-K for the year ended December 28, 2008.

Accruals for Restructuring and Impairment Charges

In the first nine months of 2009 and 2008, we recorded restructuring and impairment charges of approximately $3.7 million and $17.7 million, respectively. Such charges relate to our 2006, 2007, 2008 and 2009 Restructuring Plans. See further discussion of these plans in Note 6 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

All of these restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. These accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that would be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

New Accounting Pronouncements and Newly Adopted Accounting Pronouncements

For a summary of our New Accounting Pronouncements and Newly Adopted Accounting Pronouncements, see Note 2 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Subsequent Events

We have evaluated activities through October 30, 2009, and all known subsequent events have been included in this report.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended September 27, 2009 and September 28, 2008:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	73.3	75.5	74.5	75.7
Intangible asset amortization	0.5	1.7	0.4	2.3
Restructuring and impairment charges	0.2	1.4	0.4	2.0
Total cost of sales	74.0	78.6	75.3	80.0
Gross profit	26.0	21.4	24.7	20.0
Operating expenses:
Sales and marketing	5.8	4.3	6.3	5.1
Research and development	10.5	7.7	10.4	8.3
General and administrative	8.0	7.6	8.5	6.9
Intangible asset amortization	0.2	1.1	0.2	1.1
Restructuring and impairment charges	0.2	1.2	0.4	0.5
Total operating expenses	24.7	21.9	25.8	21.9
Operating income (loss)	1.3	(0.5)	(1.1)	(1.9)
Other income (expense), net	(0.5)	0.0	2.5	(1.4)
Income (loss) before income taxes	0.8	(0.5)	1.4	(3.3)
Income tax provision	0.6	0.3	0.3	0.4
Net income (loss)	0.2%	(0.8)%	1.1%	(3.7)%

Three Months ended September 27, 2009 and September 28, 2008

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and 4G wireless communications networks throughout the world.

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	September 27, 2009		September 28, 2008
Wireless network operators and other	$57,892	42%	$97,382	41%
Original equipment manufacturers	81,156	58%	140,578	59%
Total	$139,048	100%	$237,960	100%

Sales decreased by 42% to $139.0 million for the third quarter of 2009, from $238.0 million, for the third quarter of 2008.  This decrease was due to several factors, including decreased demand from both our network operator customers and our original equipment manufacturer customers, which decreased by approximately 41% and 42%, respectively, for the third quarter of 2009 from the third quarter of 2008. The decreases were primarily due to significantly reduced demand related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008. This economic instability and the tight credit markets have impacted our customers’ demand for products throughout the first nine months of 2009.

 The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	September 27, 2009		September 28, 2008
Antenna systems	$37,423	27%	$75,352	32%
Base station systems	79,673	57%	142,880	60%
Coverage systems	21,952	16%	19,728	8%
Total	$139,048	100%	$237,960	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in antenna systems and base station systems sales as listed in the table above is due to the significantly reduced demand related to the global economic crisis and recession impacting both our original equipment manufacturer and network operator customers during the third quarter of 2009 as compared with the third quarter of 2008.  The increase in coverage systems is primarily due to a large coverage solutions project that commenced near the end of the second quarter of 2009.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	September 27, 2009		September 28, 2008
Americas	$48,414	35%	$70,504	30%
Asia Pacific	53,477	38%	99,977	42%
Europe	31,128	23%	64,614	27%
Other international	6,029	4%	2,865	1%
Total	$139,048	100%	$237,960	100%

Revenues decreased in all regions in the third quarter of 2009 as compared with the third quarter of 2008 with the exception of the “other international” category. The increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the network operator channel and the original equipment manufacturer sales channel, resulting from the global macro-economic crisis and recession. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the third quarter of 2008 to those in effect for the third quarter of 2009, the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for the third quarter of 2009 of less than one percent.  This impact did not have a material impact on our net sales.  We are unable to predict the future impact of such currency fluctuations on our future results.

For the third quarter of 2009, total sales to Nokia Siemens accounted for approximately 31% of sales and sales to Samsung accounted for approximately 11% of sales.  For the third quarter of 2008, total sales to Nokia Siemens accounted for approximately 32% of sales, and sales to Alcatel-Lucent accounted for approximately 14% of sales for the quarter. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market, and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including those in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategies concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Net sales	$139,048	100.0%	$237,960	100.0%
Cost of sales:
Cost of sales	101,938	73.3%	179,633	75.5%
Intangible amortization	624	0.5%	4,094	1.7%
Restructuring and impairment charges	328	0.2%	3,368	1.4%
Total cost of sales	102,890	74.0%	187,095	78.6%
Gross profit	$36,158	26.0%	$50,865	21.4%

Our actual total gross profit decreased during the third quarter of 2009, compared with the third quarter of 2008, primarily as a result of our decreased revenues. As a percentage of revenue, our gross profit margin increased during the third quarter of 2009 compared with the third quarter of 2008 due primarily to reduced overhead costs within cost of goods sold due to our restructuring activities over the last year, and lower amortization and restructuring costs. The decrease in the intangible amortization costs is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8, and Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008). We incurred minimal restructuring and impairment charges in cost of sales during the third quarter of fiscal 2009.  For the third quarter of 2008, we incurred restructuring and impairment charges in cost of sales totaling $3.4 million.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our prior decisions to close or transfer our Salisbury, Maryland, Finland, Hungary, Shanghai and Wuxi, China manufacturing operations as part of our restructuring plans to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…” and “Our reliance on contract manufacturers exposes us to risks…” under Part II, Item 1A, Risk Factors.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Operating Expenses
Sales and marketing	$8,069	5.8%	$10,301	4.3%
Research and development	14,534	10.5%	18,447	7.7%
General and administrative	11,150	8.0%	17,992	7.6%
Intangible amortization	206	0.2%	2,589	1.1%
Restructuring and impairment charges	335	0.2%	2,755	1.2%
Total operating expenses	$34,294	24.7%	$52,084	21.9%

Sales and marketing expenses consist primarily of sales salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, customer demonstration unit expenses and trade show expenses. Sales and marketing expenses decreased by $2.2 million, or 22%, during the third quarter of 2009 as compared with the third quarter of 2008. The decrease was due primarily to lower personnel costs resulting from restructuring actions taken in the last year, lower bad debt expense and lower trade show expenses.  In addition, expenses for the third quarter of 2008 include an employee bonus accrual of $0.1 million.  No bonuses have been accrued during fiscal 2009.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $3.9 million, or 21%, during the third quarter of 2009 as compared with the third quarter of 2008, due primarily to restructuring actions taken in the last year and lower professional fees for outsourced research and development costs.  Also contributing to the decrease in research and development expenses were lower material expenses used in research and development activities.  In addition, expenses for the third quarter of 2008 include an employee bonus accrual of $0.6 million.  No bonuses have been accrued during fiscal 2009.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased by $6.8 million, or 38%, during the third quarter of 2009 as compared with the third quarter of 2008. This decrease was due primarily to reduced payroll resulting from personnel reductions taken in the last year from our restructuring activities and lower tax, audit and professional fees.  In addition, expenses for the third quarter of 2008 include an employee bonus accrual of $0.7 million.  No bonuses have been accrued during fiscal 2009.

Amortization of customer-related intangibles from our acquisitions, amounted to $0.2 million for the third quarter of 2009, compared with $2.6 million for the third quarter of 2008 (see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8, and Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008).  The decreased amortization expense for the third quarter of 2009 was a result of the intangible asset impairment recorded in the fourth quarter of 2008, which led to lower amortization in 2009.

Restructuring charges of $0.3 million were recorded in the third quarter of 2009, primarily related to severance costs in the United States, compared with charges of $2.8 million in the third quarter of 2008.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Interest income	$62	0.1%	$191	0.1%
Interest expense	(2,661)	(1.9)%	(2,983)	(1.3)%
Foreign currency gain	1,687	1.2%	2,582	1.1%
Other income, net	143	0.1%	168	0.1%
Other expense, net	$(769)	(0.5)%	$(42)	(0.0)%

Interest income decreased during the third quarter of 2009 as compared with the third quarter of 2008 primarily due to lower average cash balances and lower interest rates. Interest expense decreased during the third quarter of 2009 as compared to the third quarter of 2008, primarily due to the repurchases of approximately $69 million of convertible subordinated notes during the last twelve months. For the third quarter of 2009, we recognized a net foreign currency gain of $1.7 million primarily due to foreign currency fluctuations between the U.S. dollar and the Euro, Swedish Krona, Chinese RMB and Indian Rupee, compared to the third quarter of 2008 when we recognized a foreign currency gain of $2.6 million.

Income Tax Provision

Our effective tax rate for the third quarter of 2009 was an expense of approximately 73.3% of our pre-tax income of $1.1 million. We have recorded a valuation allowance against a portion of our deferred tax assets due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. For the third quarter of 2009, we recorded an income tax benefit for losses from jurisdictions where the tax benefits will be realized or offset by permanent differences.  The benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and additional tax expense associated with uncertain tax positions.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Three Months Ended (in thousands)
	September 27, 2009	September 28, 2008
Operating income (loss)	$1,864	$(1,219)
Other expense, net	(769)	(42)
Income (loss) before income taxes	1,095	(1,261)
Income tax provision	803	540
Net income (loss)	$292	$(1,801)

Our net income for the third quarter of 2009 was $0.3 million, compared with a net loss of $1.8 million for the third quarter of 2008. The increase in our net income during the third quarter of 2009 compared with the net loss in the third quarter of 2008 is the result primarily of lower intangible asset amortization costs resulting from prior year asset impairments and lower restructuring and impairment charges when compared to the prior year period.

Nine Months ended September 27, 2009 and September 28, 2008

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Nine Months Ended (in thousands)
Customer Group	September 27, 2009		September 28, 2008
Wireless network operators and other	$154,274	36%	$278,162	39%
Original equipment manufacturers	270,630	64%	431,741	61%
Total	$424,904	100%	$709,903	100%

Sales decreased by approximately 40% to $424.9 million for the first nine months of 2009, from $709.9 million, for the first nine months of 2008.  This decrease was due to lower demand from both our network operator customers and our original equipment manufacturer customers, which decreased by approximately 45% and 37%, respectively, for the first nine months of 2009 from the first nine months of 2008. The decreases were primarily due to significantly reduced demand related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008. We believe that this economic instability and the tight credit markets have impacted our customers’ demand for products throughout the first nine months of 2009.

The following table presents a further analysis of our sales based upon our various product groups:

	Nine Months Ended (in thousands)
Wireless Communications Product Group	September 27, 2009		September 28, 2008
Antenna systems	$104,932	25%	$195,788	28%
Base station systems	278,466	65%	444,180	62%
Coverage systems	41,506	10%	69,935	10%
Total	$424,904	100%	$709,903	100%

The decrease in all three of our product groups is due to the significantly reduced demand related to the global economic crisis impacting both our original equipment manufacturer and network operator customers during the first nine months of 2009 as compared with the first nine months of 2008.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:
	Nine Months Ended (in thousands)
Geographic Area	September 27, 2009		September 28, 2008
Americas	$125,896	29%	$239,669	34%
Asia Pacific	160,749	38%	235,572	33%
Europe	108,990	26%	215,738	30%
Other international	29,269	7%	18,924	3%
Total	$424,904	100%	$709,903	100%

Revenues decreased in all regions in the first nine months of 2009 as compared with the first nine months of 2008 with the exception of the “other international” category. The increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the network operator channel and the original equipment manufacturer sales channel, resulting from the global macro-economic crisis and recession. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar.  During the last year, the value of the U.S. Dollar has fluctuated significantly against most other currencies.  We have calculated that when comparing exchange rates in effect for the first nine months of 2008 to those in effect for the first nine months of 2009, the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for the first nine months of 2009 of approximately one percent. This impact did not have a material impact on our net sales.

For the first nine months of 2009, total sales to Nokia Siemens accounted for approximately 35% of sales, and sales to Alcatel-Lucent accounted for approximately 11% of sales.  For the first nine months of 2008, total sales to Nokia Siemens accounted for approximately 30% of sales, and sales to Alcatel-Lucent accounted for approximately 17% of sales for the period.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Net sales	$424,904	100.0%	$709,903	100.0%
Cost of sales:
Cost of sales	316,487	74.5%	537,486	75.7%
Intangible amortization	1,870	0.4%	16,459	2.3%
Restructuring and impairment charges	1,738	0.4%	13,903	2.0%
Total cost of sales	320,095	75.3%	567,848	80.0%
Gross profit	$104,809	24.7%	$142,055	20.0%

Our total gross profit decreased during the first nine months of fiscal 2009 compared with the first nine months of fiscal 2008, primarily as a result of our decreased revenues.  As a percentage of revenue, our gross profit margin increased during the first nine months of 2009 compared with the first nine months of 2008 due to lower manufacturing costs, lower intangible amortization and lower restructuring costs.  The decrease in the intangible amortization costs is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 6 in the Notes to Consolidated Financial Statements included under Part II, Item 8, and Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008).  We incurred approximately $1.7 million of restructuring and impairment charges during the first nine months of fiscal 2009 related to severance charges in the United States, Finland, Sweden and the UK.  For the first nine months of 2008, we incurred $13.9 million of restructuring and impairment charges related to restructuring plans implemented primarily in conjunction with our China and Salisbury manufacturing consolidations. Our cost of goods sold for the first nine months of 2009 was slightly lower as a percentage of revenue compared with the prior year period. This decrease in the percentage of cost of goods sold is due primarily to our cost reduction activities over the last year.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:
	Nine Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Operating Expenses
Sales and marketing	$26,665	6.3%	$36,064	5.1%
Research and development	44,273	10.4%	58,907	8.3%
General and administrative	36,001	8.5%	49,062	6.9%
Intangible amortization	740	0.2%	7,846	1.1%
Restructuring and impairment charges	1,985	0.4%	3,834	0.5%
Total operating expenses	$109,664	25.8%	$155,713	21.9%

Sales and marketing expenses decreased by $9.4 million, or 26%, during the first nine months of 2009 as compared with the first nine months of 2008. The decrease resulted primarily from lower personnel costs resulting from restructuring activities taken in the last year, as well as decreased travel and trade show expenses.

Research and development expenses decreased by $14.6 million, or 25%, during the first nine months of 2009 as compared with the first nine months of 2008, primarily from reduced personnel costs due to restructuring actions taken in the last year, lower professional fees for outsourced research and development costs and lower travel expenses.  Also contributing to the decrease were lower materials costs used in research and development activities.

General and administrative expenses decreased by $13.1 million, or 27%, during the first nine months of 2009 as compared with the first nine months of 2008. This decrease was due to reduced payroll resulting from personnel reductions over the last year from our restructuring activities and lower audit, tax, legal and professional fees.

Amortization of customer-related intangibles from our acquisitions, amounted to $0.7 million for the first nine months of 2009, compared with $7.8 million for the first nine months of 2008. The decrease was due to the intangible asset impairment recorded in the fourth quarter of 2008, which led to lower amortization expense in 2009.

Restructuring charges of $2.0 million were recorded in the first nine months of 2009, primarily for severance costs in the United States, Finland and Sweden, compared with charges of $3.8 million for the first nine months of 2008.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:
	Nine Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Interest income	$531	0.1%	$430	0.1%
Interest expense	(8,399)	(2.0)%	(8,372)	(1.2)%
Foreign currency gain (loss), net	4,751	1.1%	(3,227)	(0.4)%
Gain on repurchase of convertible debt	12,693	3.0%	—	—
Other income, net	1,374	0.3%	1,070	0.1%
Other income (expense), net	$10,950	2.5%	$(10,099)	(1.4)%

Interest income and interest expense both increased slightly during the first nine months of 2009 compared with the first nine months of 2008. Interest expense increased slightly due to higher capitalized loan fees and interest expenses related to our new Credit Agreement executed in April 2009. The increase in interest expense was partially offset by lower interest expense associated with the retirement of approximately $69 million of our long-term debt in the last three quarters when compared with the first nine months of 2008.  The increase in other income (expense), net, is primarily due to the $12.7 million gain we recognized on the purchase of $25.4 million in aggregate par value of our outstanding 1.875% subordinated convertible notes due 2024.  We recognized a net foreign currency gain of $4.8 million in the first nine months of 2009 primarily due to fluctuations between the U.S. Dollar and the Euro, Swedish Krona and Chinese RMB, compared to a foreign currency loss of $3.2 million in the first nine months of 2008.

Income Tax Provision

Our effective tax rate for the first nine months of 2009 was an expense of approximately 25.5% of our pre-tax income of $6.1 million.  Our effective tax rate was reduced by approximately $1.1 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction.  We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to the accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance.  For the first nine months of 2009, we recorded an income tax benefit for losses from tax jurisdictions where the tax benefits will be realized or offset by permanent differences.  The tax benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.

Net Income (Loss)

The following table presents a reconciliation of operating loss to net income (loss):

	Nine Months Ended (in thousands)
	September 27, 2009	September 28, 2008
Operating loss	$(4,855)	$(13,658)
Other income (expense), net	10,950	(10,099)
Income (loss) before income taxes	6,095	(23,757)
Income tax provision	1,555	2,515
Net income (loss)	$4,540	$(26,272)

Our net income for the first nine months of 2009 was $4.5 million compared with a loss of $26.3 million for the first nine months of 2008.  The increase in our net income during the first nine months of 2009 as compared with the first nine months of 2008 is the result of lower manufacturing costs and operating expenses resulting from our worldwide cost-cutting and restructuring activities, lower restructuring and impairment costs, lower intangible asset amortization costs resulting from prior year asset impairments and gains on our debt repurchases during the period.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and available borrowings under our Credit Agreement. As of September 27, 2009, we had working capital of $173.3 million, including $44.9 million in unrestricted cash and cash equivalents compared with working capital of $205.2 million at September 28, 2008, which included $57.7 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 27, 2009 and September 28, 2008:

	Nine Months Ended (in thousands)
	September 27, 2009	September 28, 2008
Net cash provided by (used in):
Operating activities	$10,836	$17,211
Investing activities	(643)	(3,069)
Financing activities	(13,482)	(13,065)
Effect of foreign currency translation on cash and cash equivalents	1,284	(1,557)
Net decrease in cash and cash equivalents	$(2,005)	$(480)

Net cash provided by operations during the first nine months of 2009 was $10.8 million as compared with $17.2 million during the first nine months of 2008. The reduction in cash flow from operations from the prior year period is due primarily to lower revenues during the first nine months of 2009, which resulted in lower actual gross profit, partially offset by lower operating expenses.

Net cash used in investing activities during the first nine months of 2009 was $0.6 million as compared with net cash used in investing activities of $3.1 million during the first nine months of 2008. The net cash used in investing activities during the first nine months of 2009 represents a reduction in our restricted cash of $0.8 million, proceeds from a settlement of litigation of $2.0 million, proceeds from the final installment payment from the sale of the Arkivator business in 2006 of $0.5 million and proceeds from the sale of fixed assets of $0.3 million, offset by capital expenditures of $4.2 million. Total capital expenditures during the first nine months of 2009 and the first nine months of 2008 were approximately $4.2 million and $7.5 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $2 million and $4 million, consisting of test and production equipment, computer hardware and software and expenditures related to our new Thailand facility.

Net cash used in financing activities of $13.5 million during the first nine months of 2009 relates primarily to the repurchase of $25.4 million in aggregate par value of our 1.875% convertible subordinated notes due 2024, as well as $1.3 million in debt issuance costs related to our new Credit Agreement.  Net cash used in financing activities of $13.1 million for the first nine months of 2008 relates primarily to the redemption of the 1.25% convertible notes due July 2008.

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our Credit Agreement will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We had a total of $280.9 million of long-term convertible subordinated notes outstanding at September 27, 2009, consisting of $130.9 million of 1.875% convertible subordinated notes due 2024 (“2024 Notes”) and $150.0 million of 3.875% convertible subordinated notes due 2027 (“2027 Notes”). Holders of the 2024 Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2027 Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Financing Activities

We entered into a Credit Agreement on April 3, 2009, see Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.  Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability of our line of credit falls below $20.0 million.  We are currently in compliance with these covenants as of September 27, 2009.  If the current economic recession continues and our revenues decrease, there is no assurance that we will be able to comply with the covenants in the Credit Agreement.  See “We will need additional capital in the future and such financing may not be available on favorable terms…” under Part II, Item 1A, Risk Factors.

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

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financings, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are all directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions.  During the last half of fiscal 2008 and the first nine months of fiscal 2009, the capital and credit markets have experienced extreme volatility and disruption.  In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Form 10-K for the year ended December 28, 2008, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of September 27, 2009, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

Disclosure About Stock Option Plans

Our stock option program is a broad-based, long-term retention program that is intended to attract and retain talented employees and align stockholder and employee interests. The program consists of six separate plans: one under which non-employee directors may be granted options to purchase shares of stock and five broad-based plans under which options may be granted to all employees, including officers. One such plan provides for both option grants and stock based awards including restricted stock awards. Options granted under these plans expire either five or ten years from the grant date and generally vest over one to four years.

During the first nine months of 2009, we granted options to purchase a total of 4,698,750 shares of Common Stock. We did not grant any shares of restricted stock to employees during this time period. After deducting 787,566 shares for options forfeited, the result was net options granted of 3,911,184. Net options granted during the first nine months of 2009 represented 3.0% of our total outstanding shares of Common Stock of 132,359,006 as of September 27, 2009. The following table summarizes the net stock option grants and restricted stock awards to our employees, directors and executive officers:

	Nine Months Ended September 27, 2009	Year Ended December 28, 2008
Net grants (forfeitures) during the period as a % of total outstanding common shares	3.0%	0.2%
Grants to executive officers during the period as a % of total options and awards granted during the period	32.9%	21.6%
Grants to executive officers during the period as a % of total outstanding common shares	1.2%	0.3%
Cumulative options held by executive officers as a % of total options outstanding	36.5%	34.7%

As of September 27, 2009, a total of 1,800,328 options were available for grant under all of our option plans with a total of 16,200 shares of Common Stock held in escrow to cover all remaining exercises under our 1995 Stock Option Plan. See Note 13 in the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data of our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 for further information regarding our 1995 Stock Option Plan. The following table summarizes activity for outstanding options under all of our stock option plans during the first nine months of 2009:

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2008	6,840,921	$0.49-$67.08	$8.34	3,724,870	$10.62
Granted	4,698,750	$0.42-$1.46	$0.54
Exercised	—	—	—
Cancelled	(787,566)	$0.48-$61.67	$9.74
Balance at September 27, 2009	10,752,105	$0.42-$67.08	$4.83	4,138,920	$9.23

The following table summarizes outstanding stock options that are “in-the-money” and “out-of the-money” as of September 27, 2009. For purposes of this table, in-the-money stock options are those options with an exercise price less than $1.58 per share, the closing price of our Common Stock on September 25, 2009, the last trading day of the fiscal quarter. Out-of-the-money stock options are stock options with an exercise price greater than or equal to the $1.58 per share closing price.

	Exercisable		Unexercisable		Total Shares
	Shares	Wtd. Avg. Exercise Price	Shares	Wtd. Avg. Exercise Price
In-the-Money	22,500	$1.20	4,663,750	$0.54	4,686,250
Out-of-the-Money	4,116,420	9.27	1,949,435	5.76	6,065,855
Total Options Outstanding	4,138,920	$9.23	6,613,185	$2.08	10,752,105

The following table sets forth certain information concerning the exercise of options by each of our executive officers during the first nine months of 2009, including the aggregate value of gains on the date of exercise held by such executive officers, as well as the number of shares covered by both exercisable and unexercisable stock options as of September 27, 2009. Also reported are the values for the in-the-money options which represent the positive spread between the exercise prices of any such existing stock options and the closing price of our Common Stock on September 25, 2009, the last trading day of the fiscal quarter.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at September 27, 2009		Value of Unexercised In-the-Money Options at September 27, 2009(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald J. Buschur	—	$—	1,050,000	550,000	$—	$565,000
Kevin T. Michaels	—	$—	552,500	337,500	$—	$282,500
J. Marvin Magee	—	$—	147,916	512,084	$—	$452,000
Khurram P. Sheikh	—	$—	96,354	459,896	$—	$414,150
Basem Anshasi	—	$—	68,331	146,669	$—	$75,500

(1)
In accordance with the Securities and Exchange Commission’s rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value per share is deemed to be $1.58, which was the closing price of our Common Stock as reported by NASDAQ on September 25, 2009, the last trading day of the fiscal quarter.

Our shareholders have previously approved all stock option plans under which our Common Stock is reserved for issuance. The following table provides summary information as of September 27, 2009, for all of our stock option plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (1)
Equity Compensation Plans Approved by Shareholders	10,752,105	$4.83	1,800,328
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	10,752,105	$4.83	1,800,328

(1)	The number of shares of Common Stock remaining available for future issuance has also been reduced to reflect 245,000 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of September 27, 2009, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 72% of our net sales during the first nine months of 2009, 70% of our net sales during fiscal 2008 and 73% of our fiscal 2007 sales. Such international sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk, since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, certain of our international customers require that we transact business with them in their own local currency regardless of the location of our operations, which also exposes us to foreign currency risk. As we sell products or services in foreign currencies, we may be required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which may give rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies may be required or agreed upon to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, results of operations and financial condition. For the first nine months of 2009, we recorded a foreign exchange translation gain of $4.8 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future if the Dollar further weakens.

Interest Rate Risk

As of September 27, 2009, we had cash equivalents of approximately $47.5 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.9 million of our convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875% and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We are exposed to interest rate risk primarily through our convertible subordinated debt and our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and 2009 as the U.S. Federal Reserve attempted to soften the impacts of the economic slowdown and subprime mortgage crisis. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at September 27, 2009, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, results of operations or financial condition.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first nine months of fiscal 2009 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the first quarter of 2007, four purported shareholder class action complaints were filed in the United States District Court for the Central District of California against us, our President and Chief Executive Officer, our former Executive Chairman of the Board of Directors and our Chief Financial Officer. The complaints were Jerry Crafton v. Powerwave Technologies, Inc., et. al., Kenneth Kwan v. Powerwave Technologies, Inc., et. al., Achille Tedesco v. Powerwave Technologies, Inc., et. al. and Farokh Etemadieh v. Powerwave Technologies, Inc. et. al. and were brought under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In June 2007, the four cases were consolidated into one action before the Honorable Judge Philip Gutierrez, and a lead plaintiff was appointed. In October 2007, the lead plaintiff filed an amended complaint asserting the same causes of action and purporting to state claims on behalf of all persons who purchased Powerwave securities between May 2, 2005 and November 2, 2006. The essence of the allegations in the amended complaint was that the defendants made misleading statements or omissions concerning our projected and actual sales revenues, the integration of certain acquisitions and the sufficiency of our internal controls. In December 2007, the defendants filed a motion to dismiss the amended complaint. On April 17, 2008, the Court granted defendants’ motion to dismiss plaintiffs’ claims in connection with our projected sales revenues, but denied defendants’ motion to dismiss plaintiffs’ other claims. On August 29, 2008, the defendants answered the amended complaint.  On May 14, 2009, the parties executed a stipulation of settlement to resolve the consolidated action. According to the terms of the proposed settlement, the settlement payment will be funded by our directors and officers liability insurance.  The Court granted preliminary approval of the proposed settlement and provisionally certified a settlement class on June 22, 2009, and on October 19, 2009 entered a judgment that granted final approval of the settlement.

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and is also pending before Judge Gutierrez.  On May 15, 2009, the parties executed a stipulation of settlement to resolve the derivative action.  According to the terms of the proposed settlement, we will adopt certain enhancements to its corporate governance policies and procedures and counsel for the derivative plaintiff will be reimbursed its legal fees and expenses, which will be funded by our directors and officers liability insurance. The Court granted preliminary approval of the proposed settlement on June 22, 2009, and on October 19, 2009 entered a judgment that granted final approval of the settlement.

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

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the first nine months of 2009, sales to Nokia Siemens accounted for approximately 35% of our net sales and sales to Alcatel-Lucent accounted for approximately 11% of our net sales.  Nokia Siemens accounted for approximately 31% of our revenues in 2008, and Alcatel-Lucent accounted for approximately 17% of our revenues in fiscal 2008.  Nokia Siemens and Alcatel-Lucent are our two largest customers and any decline in business with either of these customers will have an adverse impact on our business, results of operations and financial condition. For the first nine months of 2009, our total sales have declined by 40% compared with the same period in 2008.  During this same period, our sales to Nokia Siemens have declined approximately 29% and our sales to Alcatel-Lucent have declined approximately 62%, which has had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, other original equipment manufacturers and network operator customers. Any fluctuations in demand from such customers or other customers would negatively impact our business, results of operations and financial condition. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, results of operations and financial condition. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. Our revenues declined approximately 42% in the third quarter of 2009 when compared to the third quarter of 2008. All of these factors combined are having a negative impact on the availability of financial capital which is contributing to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult or impossible for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they are finding it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this continues to occur, our revenues will be further reduced, thereby having a negative impact on our business, results of operations and financial condition. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of this economic recession or its impact on the wireless industry.

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

Beginning in the fourth quarter of 2008, the global economic crisis and related recession began to have an impact on our customers and their demand for our products.  As a result of this crisis and recession, our revenues have decreased to $139.0 million in the third quarter of 2009 from $149.7 million in the first quarter of 2009, $180.3 million in the fourth quarter of 2008 and $238.0 million in the third quarter of 2008. We currently anticipate that our customers may continue to reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This possible reduction in demand would have a negative impact on our business, results of operations and financial condition.

During fiscal 2005, 2006, 2007 and 2008, we also experienced a significant reduction in demand from Nortel. In the first quarter of 2009, Nortel filed for bankruptcy protection and in the third quarter of 2009, they received government approval of the sale of their assets.  Given the current economic climate, it is possible that one or more of our other customers will suffer significant financial difficulties, including potentially filing for bankruptcy protection. In such an event, the demand for our products from these customers may decline significantly or cease completely. We cannot guarantee that we will be able to continue to generate new demand to offset any such reductions from existing customers. If we are unable to continue to generate new demand, our revenues will go down and our results of operations and financial condition will be negatively impacted.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products, due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have in the past regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the global economic recession will continue throughout 2009 and 2010, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We will need additional capital in the future and such additional financing may not be available on favorable terms or at all.

As of September 27, 2009, we had approximately $47.5 million of cash, with $2.6 million of it restricted. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies.  In addition, if our business further deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement, an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us.  If we are not successful in growing our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our Company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $280.9 million of remaining outstanding convertible subordinated debt that we issued in 2004 and 2007. The holders of this convertible subordinated debt may require us to repurchase the debt issued in 2004 as early as November 15, 2011 and the debt issued in 2007 as early as October 1, 2014. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis, there can be no guarantee that such a market would be available to us. If such a market is not available, we may be unable to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties including the likelihood of decreased revenues in the current macro-economic environment. Any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties, and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which have recently become highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

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

The world economy has experienced significant fluctuations in the price of oil and energy during 2008 and the first nine months of 2009. Such fluctuations resulted in significant price increases which translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices may negatively impact our business, results of operations and financial condition.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we experienced during fiscal 2003, fiscal 2006, fiscal 2007, the fourth quarter of fiscal 2008 and the first nine months of fiscal 2009. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The current credit environment and the worldwide economic recession will likely result in a reduction of demand from some of our customers in the near term. During fiscal 2006 and into fiscal 2007, a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. During fiscal 2003, wireless network operators reduced or delayed capital spending on wireless networks in order to preserve their operating cash and improve their balance sheets. Such reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, results of operations and financial condition would be negatively impacted.

Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs.

If our contract manufacturers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers and subcontractors that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will incur such costs in the future.

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

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the United States, Europe and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians located in Asia and Europe. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products.

We have had quality problems with our products including those we have acquired in recent business acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, results of operations and financial condition. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in our recent acquisitions. While we intend to seek recovery of amounts that we have paid, or may pay in the future to resolve warranty claims through indemnification from the prior manufacturer, this can be a costly and time consuming process.

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

In September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009, continued unrest has impacted the government of Thailand, and potential civil unrest may continue. To date, this has not had a long-term impact on our operations in Thailand. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our business, results of operations and financial condition.

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

Our customers normally conduct significant technical evaluations, trials and qualifications of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from both our customers and us in order to ensure that our product designs are fully qualified to perform as required. The qualification and evaluation process, as well as customer field trials, may take longer than initially forecasted, thereby delaying the shipment of sales forecasted for a specific customer for a particular quarter and causing our operating results for the quarter to be less than originally forecasted. Such a sales shortfall would reduce our profitability and negatively impact our business, results of operations and financial condition.

We conduct a significant portion of our business internationally, which exposes us to increased business risks.

For the first nine months of 2009, and for fiscal years 2008, 2007, and 2006, international revenues (excluding North American sales) accounted for approximately 72%, 70%, 73% and 72% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

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

Our current competitors include CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in turn, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our business, results of operations and financial condition. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our business, results of operations and financial condition.

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

At times over the past year, our stock price has not met the minimum bid price for continued listing on the NASDAQ Global Select Market. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if we are delisted from the NASDAQ Global Select Market or if we are unable to transfer our listing to another stock market.

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time over the past four fiscal quarters.  The NASDAQ Marketplace Rules provide that one of the continuing listing requirements for an issuer’s common stock is having a minimum bid price of $1.00 per share.  Due to the current economic crisis, NASDAQ announced a moratorium on the enforcement of this minimum bid requirement.  However, this moratorium was rescinded on July 31, 2009, and NASDAQ has not indicated an intention to reinstate the moratorium.  We cannot control whether NASDAQ will reinstate the moratorium again in the future or whether NASDAQ will make any other concessions to allow issuers to avoid potential delisting.  Accordingly, if the bid price of our Common Stock does not stay above $1.00 per share, we risk being delisted from the NASDAQ Global Select Market.

If our Common Stock is delisted by NASDAQ, our Common Stock may be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system, or on the pink sheets. Each of these alternatives will likely result in it being more difficult for investors to dispose of, or obtain accurate quotations as to the market value of our Common Stock. In addition, there can be no assurance that our Common Stock will be eligible for trading on any of such alternative exchanges or markets.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the two years ended December 28, 2008, the closing price of our Common Stock ranged from a high of $7.45 to a low of $0.40 per share. During the first nine months of 2009, the closing price of our Common Stock ranged from a high of $1.72 per share to a low of $0.23 per share. At times, the fluctuations in the price of our Common Stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock may also have been influenced by:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the third quarter of 2009:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
June 29 – August 2	—		—	—	—
August 3 – August 30	8,490	(1)	$1.23	—	—
August 31 – September 27	—		—	—	—

(1)	During August 2009, 8,490 shares of Common Stock were surrendered to cover tax withholding obligations with respect to the vesting of 23,750 shares under restricted stock grants.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of Shareholders of the Company was held on August 12, 2009. The following matters were submitted to a vote of the Company’s shareholders:

1. Election of Directors. The following directors were elected to hold office until the 2010 Annual Meeting and until their successors have been elected and have qualified to hold such office. The results of the election for each director are as follows:

Directors		Number of Votes
Moiz M. Beguwala	For	114,304,891
	Withheld	3,384,807
Ken J. Bradley	For	115,342,233
	Withheld	2,347,465
Ronald J. Buschur	For	113,648,987
	Withheld	4,040,711
John L. Clendenin	For	114,672,520
	Withheld	3,017,178
David L. George	For	114,132,476
	Withheld	3,557,222
Eugene L. Goda	For	114,409,274
	Withheld	3,280,424
Carl W. Neun	For	114,786,459
	Withheld	2,903,239

2.
Ratification of the appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for 2009. The ratification of the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for 2009 was approved. The voting results are as follows:

Number of Votes
For	116,085,740
Against	1,070,496
Abstentions	533,462
Broker Non-Votes	N/A

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Exchange Act.

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350.*

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.