Form 10-K
period 2010-01-03
POWERWAVE TECHNOLOGIES INC
filed 2010-02-19
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2009, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $219,054,824 computed using the closing price of $1.67 per share of Common Stock on June 26, 2009, the last trading day of the second quarter, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 16, 2010 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 132,693,127.

Documents Incorporated by Reference

Document Description	10-K Part

Portions of the Registrant’s notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year ended January 3, 2010 are incorporated by reference into Part III of this report.

III (Items 10, 11, 12, 13, 14)

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, contains “forward-looking statements,” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, or the Securities Act, and the Securities Exchange Act of 1934, or the Exchange Act. All statements other than statements of historical facts are statements that could be deemed forward- looking statements as defined within Section 27A of the Securities Act and Section 21E of the Exchange Act. One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology. Forward-looking statements in this Annual Report include, but are not limited to, statements relating to revenue, revenue composition, market and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of cash payments and cost savings from restructuring activities, restructuring charges, and the level of expected future capital and research and development expenditures. Such statements are generally included in the items captioned: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings,” and “Risk Factors.” These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management. The forward-looking statements made in this report, regarding future events and the future performance of Powerwave Technologies, Inc, which we refer to as Powerwave or the Company, involve risks and uncertainties that could cause the Company’s actual results to differ materially and adversely from those results currently anticipated. Such risks and uncertainties may relate to, but are not limited to, our reliance upon a few customers to generate the majority of our revenues, continued economic weakness and uncertainty resulting from the worldwide economic crisis and tightening of the credit markets, continued reductions in demand for our products; difficulty in obtaining additional capital should we need to do so in the future; significant fluctuations in our sales and operating results, continuing declines in the sales prices for our products; the future growth of the wireless infrastructure communications market; our reliance on single sources or limited sources for key components and products; the risks surrounding our internal and contract manufacturing operations in Asia and Europe; operating in a highly-regulated industry; and the competitive nature of the wireless communications industry which is characterized by rapid technological change. Because the risks and uncertainties discussed in this report and other important unanticipated factors may affect Powerwave’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods. Readers should also carefully review the risk factors described in documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

General

Powerwave Technologies, Inc. (“Powerwave” or the “Company” or “our” or “we”) was incorporated in Delaware in January 1985, under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. We are a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended January 3, 2010 (“fiscal 2009”), our largest customers continued to be original equipment manufacturers. Nokia Siemens accounted for approximately 34% of our sales. As a result, Nokia Siemens has the ability to significantly impact our financial results by demanding price reductions and threatening to reduce their business with us, transfer that business to other companies, or take it internal to their operations. The loss of this customer, or a significant loss, reduction or rescheduling of orders from this customer would have a material adverse effect on our business, financial condition and results of operations. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market…” under Part I, Item 1A, Risk Factors.

A limited number of large original equipment manufacturers and large global wireless network operators account for a majority of wireless infrastructure equipment purchases in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2009, we experienced significant reductions in demand from both our original equipment manufacturer customers such as Nokia Siemens and Alcatel-Lucent, and our direct operator customers, which had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, financial condition and results of operations. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, Risk Factors.

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among both original equipment manufacturers and wireless service providers has enabled such companies to place continual pricing pressure on wireless infrastructure manufacturers, which has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures and consolidation within the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must reduce manufacturing costs, redesign our products to reduce their cost, reduce our overhead costs as well as our operating expenses, and develop new products that incorporate advanced features that may generate higher gross margins. We may not be able to achieve the necessary cost and expense reductions. See “Our success is tied to the growth of the wireless services communications market…; and Our average sales prices have declined…” under Part I, Item 1A, Risk Factors.

Significant Business Developments in Fiscal 2009

Beginning in the fourth quarter of 2008, global economic instability driven by the subprime mortgage crisis and the tightening of credit availability impacted all of the markets in which we compete. As the extent of the crisis unfolded, it became apparent that the global economy had entered a significant recessionary period, which included sharply lower economic activity, inflation and deflation concerns, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, liquidity concerns and generally adverse business conditions. All of these factors combined had a negative impact on the availability of financial capital which we believe contributed to a reduction in demand for infrastructure in the wireless communications market. These conditions have made it difficult for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to reduce or suspend expenditures on our products and services. We cannot predict how long this economic recession will last or what the ultimate effects on the economy or the wireless infrastructure industry will be.

In the first quarter of 2009, we formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, we initiated personnel reductions in both our domestic and foreign locations, with primary reductions in the United States, Estonia and Sweden. These reductions were undertaken in response to current economic conditions and the ongoing global recession that began in the fourth quarter of 2008. The goal of all of these actions was to reduce the Company’s operating and manufacturing costs in order to improve cash flow and increase profitability.

During 2009, we expanded our operations in India. We opened a 40,000-square foot research and development facility in Hyderabad, India, to facilitate sales and marketing, engineering and technical and customer support functions. We also expanded our operations with a new manufacturing facility in Laem Chabang, Thailand. The 135,000-square foot facility has the capacity to manufacture various products, as well as support our repair activities. This facility was fully-operational in the fourth quarter of 2009.

In the second quarter of 2009, we entered into a $50.0 million Credit Agreement (“Credit Agreement”) with Wells Fargo Capital Finance LLC (formerly Wells Fargo Foothill, LLC), as arranger and administrative agent. In connection with entering into the Credit Agreement, we terminated our Revolving Trade Receivables Purchase Agreement with Deutsche Bank AG, New York Branch, as Administrative Agent.

During 2009, we repurchased $25.4 million par value of our outstanding 1.875% convertible subordinated notes due November 2024 at various discounts which resulted in a gain of $12.7 million (see Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

In the fourth quarter of 2009, we sold our previously vacated manufacturing facility in Salisbury, Maryland for net proceeds of approximately $3.9 million.

Industry Segments and Geographic Information

We operate in one reportable business segment: “Wireless Communications.” All of our revenues are derived from the sale of wireless communications products and coverage solutions, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in all major frequency bands including cellular, PCS, 3G and 4G wireless communications networks throughout the world. Our products are sold globally and produced in multiple locations (see Note 18 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

Business Strategy

Our strategy is to become the leading supplier of advanced solutions to the wireless communications industry and includes the following key elements:

•

provide leading technology to the wireless communications infrastructure equipment industry through research and development that continues to improve our products’ technical performance while reducing our costs and establishing new levels of technical performance for the industry;

•	utilize our research and development efforts, along with our internal and external manufacturing and supply chain capabilities to raise our productivity and lower our product costs;

•

leverage our position as a leading supplier of wireless communications products and coverage solutions to increase our market share and expand our relationships with both our existing customers and potential new customers in other markets such as government, public safety, the military and homeland security;

•	continue to expand our customer base of wireless network original equipment manufacturers and wireless network operators; and

•	maintain our focus on the quality, reliability and manufacturability of our wireless communications products and coverage solutions.

Our focus on radio frequency technology and the experience we have gained through the implementation of our products in both analog and digital wireless networks throughout the world has enabled us to develop substantial expertise in wireless infrastructure equipment technology. We intend to continue to research and develop new methods to improve our product performance, including efforts to support future generation transmission standards. We believe that both our existing products and new products under development will enable us to continue to expand our customer base by offering a broad range of products at attractive price points to meet the diverse requirements of wireless original equipment manufacturers and network operators. We also intend to leverage our product lines to expand our relationships with our existing customers and to add new customers. We believe that we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies and utilizing various contract manufacturers. We also believe that our focus on the manufacturability of our product designs helps us to increase our productivity while reducing our product costs. We believe that this ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of wireless infrastructure equipment.

If we are unsuccessful in designing new products, improving existing products or reducing the costs of our products, our inability to meet these objectives would have a negative effect on our gross profit margins, business, financial condition and results of operations. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of purchasing volume would also adversely affect our cost competitive advantage, which would negatively affect our gross profit margins, business, financial condition and results of operations. See “Our average sales prices have declined…; and We may fail to develop products that are sufficiently manufacturable…” under Part I, Item 1A, Risk Factors.

Markets

As a global supplier of end-to-end wireless solutions for wireless communication networks, our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

Our business depends upon the worldwide demand for wireless communication networks and the corresponding infrastructure spending by wireless network operators to support this demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2G, 2.5G or 3G networks. These wireless networks utilize common transmission protocols including Code Division Multiple Access or CDMA and Global System for Mobile or GSM, both of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service or GPRS and Enhanced Data rates for Global Evolution or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA 2000 and CDMA EV/DO.

The latest major generation of wireless voice and data transmission protocols is commonly referred to as 3G. These transmission protocols provide significantly higher data rate transmission, with significant additional voice capacity and the ability to transmit high capacity information, such as video and internet access. The major 3G transmission protocol is known as Wideband Code Division Multiple Access or WCDMA. This protocol is being utilized in the next generation of GSM networks, which are referred to as Universal Mobile Telecommunication Systems or UMTS.

There continue to be new generations of wireless voice and data transmission protocols, with some of the latest commonly referred to as 4G. These future protocols have not been widely deployed, and in some cases the full specifications have yet to be fully agreed upon by the various standard-setting bodies that establish and formalize such protocols. Examples of these types of 4G protocols are Worldwide Interoperability for Microwave Access (or WiMAX) and Long Term Evolution (or LTE).

Principal Product Groups

We divide our wireless communications business into the following product groups:

Antenna Systems

This product group includes base station antennas and tower-mounted amplifiers. We offer an extensive line of base station antennas which cover all major radio frequency bands including cellular, PCS, 3G and 4G bands. Our products also support all major wireless transmission protocols. Our base station antenna products include single, dual and triple-band solutions based on proprietary technology in a variety of sizes. We also offer remote-adjustable electrical tilt antennas which provide remote control and monitoring capabilities.

We also manufacture a full line of tower-mounted amplifiers which improve wireless network performance by filtering and amplifying as close as possible to the receiving antenna, thus significantly reducing signal loss and noise. Our tower-mounted amplifier products cover all major wireless frequency ranges and transmission protocols.

Base Station Subsystems

This product group includes products that are installed into or around the base station of wireless networks and includes products such as boosters, combiners, filters, radio frequency power amplifiers, VersaFlex cabinets and radio transceivers.

We offer both single and multi-carrier radio frequency power amplifiers for use in all major global frequency bands including cellular, PCS, 3G and 4G bands, supporting all major transmission protocols. Typical system applications include CDMA, CDMA 2000, WCDMA, GSM, EDGE, and UMTS protocols with output power ranging from 10 to 180 Watts.

In addition, we produce filters which can improve the signal transmission for both up and down link as well as help to reduce out of band performance. Our filters cover all major global frequency bands. Along with filters, we provide radio frequency power combiners which allow for the connecting of multiple radio frequency power signals.

We also provide a range of integrated radio solutions. These integrated radio solutions offer new alternative approaches to providing lower-cost base station solutions. One current product offering is the digital remote radio head transceiver, which provides operators the ability to partition the radio transceiver, power amplifier and duplexer in a remote chassis, which can then be co-located near the antenna to minimize signal loss over the traditional antenna path. The digital remote radio head utilizes base band (I/Q) signals from the output of the modem via fiber optic cables which offer improved performance over distance versus traditional cables. This next generation technology offers significant potential cost reduction opportunities, and we have been publicly recognized as a leading innovator in this product segment.

Coverage Solutions

This product group consists primarily of distributed antenna systems, repeaters and advanced coverage solutions. Our distributed antenna systems solutions provide the equipment to co-locate multiple wireless operators on multiple frequency bands within a single location, while allowing each operator to maintain full control over parameters critical to its network’s performance. These systems are custom designed by us for use in convention centers, airports, transportation centers, dense urban business districts and business campuses. These custom designed antenna systems are designed to be readily connected to base station equipment, thereby reducing installation costs.

Our repeater systems are utilized in wireless communications networks to improve signal quality where physical structures or geographic constraints result in low radio frequency signal strength. They can also be utilized as a low-cost alternative to base stations in areas where coverage is more critical than capacity. These products can be used for both single and multiple-operator applications. Our systems are available in a wide frequency range from 700 MHz to 2600 MHz, support all major transmission protocols, and have features and functions that allow network operators to remotely monitor and adjust these systems.

Our advanced coverage solutions provide an integrated team of radio frequency and system engineers to design and implement wireless coverage applications utilizing our coverage solutions products. We provide advanced coverage engineers to design the right solution for any type of wireless coverage issue. Based upon our design, we will oversee installation and operation of the chosen coverage solution. The types of sites utilizing our services include convention centers, airports, subways, hotels, office buildings, and various locations where traditional wireless service coverage is not available.

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. We also sell our products to operators of wireless networks, such as AT&T, Bouygues, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone.

For fiscal 2009, our largest customer, Nokia Siemens, accounted for approximately 34% of our sales. No other customer accounted for more than 10% of our sales for 2009. The loss of this customer, or a significant loss, reduction or rescheduling of orders from any of our customers, would have a material adverse effect on our business, financial condition and results of operations. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, Risk Factors.

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

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. The initial sales cycle for many of our products is lengthy, typically ranging from six to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. While certain customers provide us with estimated forecasts of their future requirements, they are not typically bound by these forecasts.

International sales (excluding North American sales) of our products approximated 73%, 70% and 73% of net sales for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions. Because a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to these customers. See “We conduct a significant portion of our business internationally…” under Part I, Item 1A, Risk Factors.

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We perform warranty obligations and other maintenance services for our products in the United States, Estonia, China, Thailand, the United Kingdom, and at our contract manufacturing locations.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support third generation protocols such as WCDMA, HSDPA, TD-SCDMA and CDMA 2000. We also support fourth generation protocols such as WiMAX and LTE. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 397 employees and 19 contract staff as of January 3, 2010. Expenditures for research and development approximated $58.9 million in 2009, $77.7 million in 2008 and $85.0 million in 2007. See “The wireless communications infrastructure equipment industry is extremely competitive.; and If we are unable to hire and retain highly qualified technical and managerial personnel…” under Part I, Item 1A, Risk Factors.

Competition

The wireless communications infrastructure equipment industry is extremely competitive and characterized by rapid technological change, new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. Our products compete on the basis of the following key characteristics: performance, functionality, reliability, pricing, quality, designs that can be efficiently manufactured in large volumes, time-to-market delivery capabilities and compliance with industry standards. While we believe that we compete favorably with respect to these characteristics, there is no assurance that we will be able to continue to do so.

Our current competitors include ADC Telecommunications, Inc., CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation and Radio Frequency Systems. We also compete with a number of other foreign and privately-held companies throughout the world, subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their products and technologies than we have. We cannot guarantee we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our business, financial condition and results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

Our success depends in large part upon the rate at which wireless infrastructure original equipment manufacturers incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of various infrastructure components is captive within the internal manufacturing operations of a small number of leading original equipment wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. In addition, most large wireless infrastructure original equipment manufacturers maintain internal design capabilities that may compete directly with our products and our own designs. Many of our customers internally design and/or manufacture their own components rather than purchase them from third-party vendors such as Powerwave. Many of our customers also continuously evaluate whether to manufacture their own components or whether to utilize contract manufacturers to produce their own internal designs. Some of our customers regularly produce or design products in an attempt to replace products sold by us. We believe that this practice will continue. In the event that a customer manufactures or designs their own products, such customer could reduce or eliminate its purchase of our products, which would result in reduced revenues and would adversely impact our business, financial condition and results of operations. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell such products externally to other manufacturers, thereby competing directly with us. One example of this is Alcatel-Lucent, which owns Radio Frequency Systems. If, for any reason, our customers decide to produce their products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our business, financial condition and results of operations.

We have experienced significant price competition as well as price erosion and we expect price competition in the sale of our products to increase. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources which may enable them to withstand sustained price competition or a market downturn better than us. In addition, many of our customers will continue to demand price reductions. If we cannot reduce the cost of our products or dissuade our customers from requiring price reductions, our business and results of operations may be adversely impacted. There can be no assurance that we will be able to compete successfully in the pricing of our products in the future.

Backlog

Our twelve-month backlog of orders on January 3, 2010 was estimated at $76.7 million as compared to approximately $73.9 million on December 28, 2008. In our reported backlog, we only include the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within twelve months. Because the majority of our customers do not place long lead time orders for our products, our backlog does not reflect our expectations of future orders and has not been indicative of our future revenue.

Product orders in our backlog frequently are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a twelve-month period, we cannot make any guarantee that such orders will actually be shipped or that such orders will not be delayed or canceled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, we stress that backlog as of any particular date should not be considered a reliable indicator of sales for any future period and our revenues in any given period may depend substantially on orders placed in that period.

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

We operate company-owned manufacturing locations and utilize contract manufacturers for a portion of our finished goods manufacturing activities. We also rely extensively on contract manufacturers to supply printed circuit boards, which are key components of many of our products. We currently have manufacturing operations in China, Estonia, Thailand and the United States. In addition, we utilize contract manufacturers to produce products or key components of products in Europe, Asia and the United States. During 2008, we closed our manufacturing facility in Salisbury, Maryland and transferred production activities to Asia and to our location in Santa Ana, California. Beginning in the fourth quarter of 2008, we began to discontinue manufacturing operations in Finland, transferring the activities to Asia and to our contract manufacturing partners. This was completed in 2009. During the second half of 2009, we added a new manufacturing facility in Thailand, which was fully operational in the fourth quarter of 2009. The new Thailand facility took over production that was previously done at a contract manufacturer located in Thailand.

Because of our reliance on contract manufacturers for product and certain components in the products, our manufacturing, the cost, quality, performance and availability of our contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines at contract manufacturers, delays in obtaining production materials or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. In addition, the cost, quality, performance and availability at our company-operated manufacturing facilities is also essential to the successful production and sale of our products. Any delays in the ramp-up of production lines at our plants, delays in obtaining production materials or any delays in the qualification by our customers of our facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Any failure to meet customer agreed delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

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

A number of the parts used in our products are available from only one, or a limited number of, outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we, along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. If single-source or limited-source components are unavailable in sufficient quantities, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and “re-tune” our products to function with the replacement components. We may also be required to redesign our products to use other components, either of which could delay production and delivery of our products. If production and delivery of our products are delayed and we are unable to meet the agreed upon delivery dates of our customers, these delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our financial condition and results of operations.

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

We believe that the production facilities that we utilize, including those owned by our contract manufacturers, are in good condition, well maintained and not currently in need of any major investment.

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and foreign patents for various aspects of our technology. We currently own 211 U.S. patents and 457 foreign patents, and we have pending applications for 83 additional U.S. patents and 395 additional foreign patents. All of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management or technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

The inability to protect our intellectual property and proprietary technology could have a material adverse effect on our business, financial condition and results of operations. We have received third party claims of infringement in the past and have been able to resolve such claims without having a material impact on our business. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we, along with other companies in our industry, may face more frequent infringement claims. Such litigation or claims of infringement could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations. A third-party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block our ability or our customers’ ability to distribute, sell or import allegedly infringing products. If it appears necessary or desirable, we may seek licenses from third parties covering intellectual property that we are allegedly infringing upon. No assurance can be given that any such licenses could be obtained on terms acceptable to us, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business, financial condition and results of operations.

Employees

As of January 3, 2010, we had 2,256 full and part-time employees, including 1,126 in manufacturing, 258 in quality, 195 in supply chain, 397 in research and development, 110 in sales and marketing and 170 in general and administration. We believe that we have good relations with our employees.

Contract Personnel

We utilize contract personnel hired from third-party agencies. As of January 3, 2010, we were utilizing approximately 765 contract personnel, primarily in our manufacturing operations.

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

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition and results of operation could suffer, and the trading price of our Common Stock could decline, and you may lose all or a part of your investment.

Risks Related to the Business

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the fiscal year ended January 3, 2010, sales to Nokia Siemens accounted for approximately 34% of our sales. Nokia Siemens accounted for approximately 31% of our revenues in 2008, and Alcatel-Lucent accounted for approximately 17% of our revenues in fiscal 2008. During fiscal 2009, our sales to Alcatel-Lucent declined below 10% of our revenues. Any decline in business with our original equipment manufacturer customers, including Nokia Siemens and Alcatel-Lucent, will have an adverse impact on our business, financial condition and results of operations. For fiscal 2009, our total sales declined by 36% compared with fiscal 2008. During this same period, our sales to Nokia Siemens declined approximately 30% which has had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, other original equipment manufacturers and network operator customers. Any fluctuations in demand from such customers or other customers will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. Our revenues declined approximately 21% in the fourth quarter of 2009 when compared to the fourth quarter of 2008. All of these factors combined are having a negative impact on the availability of financial capital which is contributing to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they are finding it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If this continues to occur, our revenues will be further reduced, thereby having a negative impact on our business, financial condition and results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of this economic recession or its impact on the wireless industry.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal year 2009, the global economic crisis and related recession continued to have an impact on our customers and their demand for our products. We currently anticipate that our customers may continue to reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This possible reduction in demand would have a negative impact on our business, financial condition and results of operations.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products, due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have in the past regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the global economic recession will continue throughout 2010 and potentially into 2011, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We will need additional capital in the future and such additional financing may not be available on favorable terms or at all.

As of January 3, 2010, we had approximately $63.0 million of cash, with $2.6 million of it restricted. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies. In addition, if our business further deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement or an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. If we are not successful in growing our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our Company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $280.9 million of remaining outstanding convertible subordinated debt that we issued in 2004 and 2007. The holders of this convertible subordinated debt may require us to repurchase $130.9 million in outstanding debt issued in 2004 on November 15, 2011 and $150.0 million in outstanding debt issued in 2007 on October 1, 2014. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis, there can be no guarantee that such a market would be available to us. If such a market is not available, we may be unable to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties including the likelihood of decreased revenues in the current macroeconomic environment. Any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties, and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which have recently become highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We may be adversely affected by the bankruptcy of our customers.

One of our original equipment manufacturer customers, Nortel, filed for bankruptcy protection in the first quarter of 2009, and in the third quarter of 2009, they received government approval of the sale of their assets. Given the current economic climate, it is possible that one or more of our other customers will suffer significant financial difficulties, including potentially filing for bankruptcy protection. In such an event, the demand for our products from these customers may decline significantly or cease completely. We cannot guarantee that we will be able to continue to generate new demand to offset any such reductions from existing customers. If we are unable to continue to generate new demand, our revenues will decrease and our business, financial condition and results of operations will be negatively impacted.

We may not successfully evaluate the creditworthiness of our customers. While we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, greater than anticipated nonpayment and delinquency rates could harm our financial results and liquidity. Given the current global economic recession, there are potential risks of greater than anticipated customer defaults. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required and would negatively impact our business, financial condition and results of operations.

We may incur unanticipated costs as we complete the restructuring of our business.

We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our business, financial condition and results of operations. The failure to successfully integrate these operations could undermine the anticipated benefits and synergies of the restructuring, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of our restructurings relate to cost savings associated with operational efficiencies and greater economies of scale. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of our business.

We may need to undertake restructuring actions in the future.

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with cost cutting measures and measures to improve the efficiency of our operations. As a result of economic conditions, we may need to initiate additional restructuring actions that could result in restructuring charges that could have a material impact on our business, financial condition and results of operations. Such potential restructuring actions could include cash expenditures that would reduce our available cash balances, which would have a negative impact on our business.

The potential for increased commodity and energy costs may adversely affect our business, financial condition and results of operations.

The world economy has experienced significant fluctuations in the price of oil and energy during 2008 and 2009. Such fluctuations resulted in significant price increases which translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices or the onset of inflationary pressures could negatively impact our business, financial condition and results of operations.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of obligation by our customers to purchase their forecasted demand for our products;

•	costs associated with restructuring activities, including severance, inventory obsolescence and facility closure costs;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	costs associated with consolidating acquisitions;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs; and

•	discounts given to certain customers for large volume purchases.

We have regularly generated a large percentage of our revenues in the last month of a quarter. Because we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which these orders ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, financial condition and results of operations.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, delays in the introduction of new products and longer than anticipated sales cycles for our products have adversely affected our business, financial condition and results of operations in the past. Despite these factors, we, along with our contract manufacturers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers choose to purchase products in excess of the forecasted amounts or in a different product mix, there might be inadequate inventory or manufacturing capacity to fill their orders.

Due to these and other factors, our past results are not reliable indicators of our future performance. Future revenues and operating results may not meet the expectations of market analysts or investors. In either case, the price of our Common Stock could be materially adversely affected.

Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins.

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens is concentrating purchasing power at the surviving entities, placing further pricing pressures on the products we sell to such customers. Moreover, the current economic downturn has caused wireless service providers to become more aggressive in demanding price reductions as they attempt to reduce costs. As a result, we are forced to further reduce our prices to such customers, which has had a negative impact on our business, financial condition and results of operations. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The weighted average sales price for our products declined approximately 2% to 11% from fiscal 2008 to fiscal 2009 and we expect that this will continue going forward. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

Our suppliers, contract manufacturers or customers could become competitors.

Many of our customers, particularly our original equipment manufacturer customers, internally design and/or manufacture their own wireless communications network products. These customers also continuously evaluate whether to manufacture their own wireless communications network products or utilize contract manufacturers to produce their own internal designs. Certain of our customers regularly produce or design wireless communications network products in an attempt to replace products manufactured by us. In addition, some customers threaten to undertake such activities if we do not agree to their requested price reductions. We believe that these practices will continue. In the event that our customers manufacture or design their own wireless communications network products, these customers might reduce or eliminate their purchases of our products, which would result in reduced revenues and would adversely impact our business, financial condition and results of operations. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell wireless communications network products externally to other manufacturers, thereby competing directly with us. In addition, our suppliers or contract manufacturers may decide to produce competing products directly for our customers and, effectively, compete against us. If, for any reason, our customers produce their wireless communications network products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them, require us to reduce our prices, engage our suppliers or contract manufacturers to manufacture competing products, or otherwise compete directly against us, our revenues would decrease, which would adversely impact our business, financial condition and results of operations.

Our success is tied to the growth of the wireless services communications market and our future revenue growth is dependent upon the expected increase in the size of this market.

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past six years. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The current credit environment and the worldwide economic recession resulted in lower revenues in fiscal 2009 and will likely result in a reduction of demand from some of our customers in the near term. Another example of unanticipated reductions was during fiscal 2006 and into fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs.

We use contract manufacturers to produce printed circuit boards for our products, and in certain cases, to manufacture finished products. If our contract manufacturers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers and subcontractors that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will incur such costs in the future.

By using contract manufacturers, our ability to directly control the use of all inventories is reduced since we do not have full operating control over their operations. If we are unable to accurately forecast demand for our contract manufacturers and manage the costs associated with our contract manufacturers, we may be required to purchase excess inventory and incur additional inventory carrying costs. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our business, financial condition and results of operations would be negatively impacted.

Future additions to, or consolidations of manufacturing operations may present risks, and we may be unable to achieve the financial and strategic goals associated with such actions.

We have previously added new manufacturing locations, as well as consolidated existing manufacturing locations in an attempt to achieve operating cost savings and improved operating results. We continually evaluate these types of opportunities. We may acquire or invest in new locations, or we may consolidate existing locations into either existing or new locations in order to reduce our manufacturing costs. In the second half of 2009, we established a new manufacturing location in Thailand. Such activities subject us to numerous risks and uncertainties, including the following:

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

A number of our products and the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. To date, missed customer delivery dates have not had a material adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on certain single-source and limited-source components and products also exposes us and our contract manufacturers to quality control risks if these suppliers experience a failure in their production process or otherwise fail to meet our quality requirements. A failure in a single-source or limited-source component or product could force us to repair or replace a product utilizing replacement components. If we cannot obtain comparable replacements or redesign our products, we could lose customer orders or incur additional costs, which would have a material adverse effect on our business, financial condition and results of operations.

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

We have had quality problems with our products including those we have acquired in acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, financial condition and results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in our recent acquisitions. While we seek recovery of amounts that we have paid, or may pay in the future to resolve warranty claims through indemnification from the original manufacturer, this can be a costly and time consuming process.

If we are unable to hire and retain highly-qualified technical and managerial personnel, we may not be able to sustain or grow our business.

Competition for personnel, particularly qualified engineers, is intense. The loss of a significant number of qualified engineers, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, financial condition and results of operations. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us or the failure to achieve our intellectual property objectives may also have a material adverse effect on our business.

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

As part of our manufacturing strategy, we utilize contract manufacturers to make finished goods and supply printed circuit boards in China, Europe, India, Singapore and Thailand. We also maintain our own manufacturing operations in China, Estonia, the United States and our newly established manufacturing facility in Thailand.

The Chinese legal system lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in the United States which makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Also, manufacturing our products and utilizing contract manufacturers, as well as other suppliers throughout the Asia region, exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States.

Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments during the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable.

In September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009, continued unrest has impacted the government of Thailand, and potential civil unrest may continue. To date, this has not had a long-term impact on our operations in Thailand. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our business, financial condition and results of operations.

We require air or ocean transport to deliver products built in our various manufacturing locations to our customers. High energy costs have increased our transportation costs which has had a negative impact on our production costs. Transportation costs would also escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our business, financial condition and results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers, our delivery of products could be delayed.

The initial sales cycle associated with our products is typically lengthy, often lasting from nine to eighteen months, which could cause delays in forecasted sales and cause us to incur substantial expenses before we record any associated revenues.

Our customers normally conduct significant technical evaluations, trials and qualifications of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from both our customers and us in order to ensure that our product designs are fully qualified to perform as required. The qualification and evaluation process, as well as customer field trials, may take longer than initially forecasted, thereby delaying the shipment of sales forecasted for a specific customer for a particular quarter and causing our operating results for the quarter to be less than originally forecasted. Such a sales shortfall would reduce our profitability and negatively impact our business, financial condition and results of operations.

We conduct a significant portion of our business internationally, which exposes us to increased business risks.

For fiscal years 2009, 2008 and 2007, international revenues (excluding North American sales) accounted for approximately 73%, 70% and 73% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

•

compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including relations with unionized labor pools in Europe and in Asia;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorist attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign-based suppliers throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States and the rest of the world; and

•	political or civil turmoil.

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

We have received third-party claims of infringement in the past and have been able to resolve such claims without having a material impact on our business. As the number of patents, copyrights and other intellectual property rights in our industry increases, and as the coverage of these rights and the functionality of the products in the market further overlap, we believe that we may face additional infringement claims. These claims, whether valid or not, could result in substantial cost and diversion of our resources. A third-party claiming infringement may also obtain an injunction or other equitable relief, which could effectively block the distribution or sale of allegedly infringing products, which would adversely affect our customer relationships and negatively impact our revenues.

The communications industry is heavily regulated. We must obtain regulatory approvals to manufacture and sell our products, and our customers must obtain approvals to operate our products. Any failure or delay by us or any of our customers to obtain these approvals could negatively impact our ability to sell our products.

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

The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this type of governmental approval process have caused, and may continue to cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These types of unanticipated delays would result in delayed or canceled customer orders.

We are subject to numerous governmental regulations concerning the manufacturing and use of our products. We must stay in compliance with all such regulations and any future regulations. Any failure to comply with such regulations, and the unanticipated costs of complying with future regulations, may adversely affect our business, financial condition and results of operations.

We manufacture and sell products which contain electronic components, and as such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. An example of a regulated material is the use of lead in electronic components. We maintain compliance with all current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of the components that we utilize. While we do not currently know of any proposed regulation regarding components in our products, which would have a material impact on our business, if there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that would have a material adverse impact on our business, financial condition and results of operations.

Our manufacturing process is also subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. We maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate. Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where future regulations may be enacted which could increase our cost of manufacture. One area which has a large number of potential changes in regulations is the environmental area. Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse affect on our business, financial condition and results of operations.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, frequent new product development, rapid product obsolescence, evolving industry standards and significant price erosion over the life of a product. If we are unable to compete effectively, our business, financial condition and results of operations would be adversely affected.

Our products compete on the basis of the following characteristics:

•	performance;

•	functionality;

•	reliability;

•	pricing;

•	quality;

•	designs that can be efficiently manufactured in large volumes;

•	time-to-market delivery capabilities; and

•	compliance with industry standards.

If we fail to address the above factors, there could be a material adverse effect on our business, financial condition and results of operations.

Our current competitors include ADC Telecommunications, Inc., CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Mitsubishi Electric Corporation, and Radio Frequency Systems, in addition to a number of privately-held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in turn, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our business, financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our business, financial condition and results of operations.

Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and evolving technological standards could have a negative impact on our ability to sell our products.

To succeed, we must improve current products and develop and introduce new products that are competitive in terms of price, performance and quality. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users. To develop new products, we invest in the research and development of wireless communications network products and coverage solutions. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for next generation networks, as well as development projects for products requested by our customers and improvements to our existing products. The deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. Our research and development efforts are generally funded internally and our customers do not normally pay for our research and development efforts. These costs are expensed as incurred. Therefore, if our efforts are not successful at creating or improving products that are purchased by our customers, there will be a negative impact on our business, financial condition and results of operations due to high research and development expenses.

Our business depends on effective information management systems.

We rely on our enterprise resource planning (ERP) systems to support critical business operations such as invoicing and processing sales orders, inventory control, purchasing and supply chain management, human resources and financial reporting. We periodically implement upgrades to the ERP systems or migrate one or more of our affiliates, facilities or operations from one system to another. If we are unable to adequately maintain these systems to support our developing business requirements or effectively manage any upgrade or migration, we could encounter difficulties that could have a material adverse impact on our business, financial condition and results of operations.

We may experience significant variability in our quarterly and annual effective tax rate.

Variability in the mix and profitability of domestic and international activities, repatriation of earnings from foreign affiliates, identification and resolution of various tax uncertainties and the inability to realize net operating losses and other carry-forwards included in deferred tax assets, among other matters, may significantly impact our effective income tax rate in the future. A significant increase in our effective income tax rate could have a material adverse impact on our business, financial condition and results of operations.

Our business is subject to the risks of earthquakes and other natural catastrophic events, and to interruptions by man-made problems such as computer viruses or terrorism.

Our corporate headquarters and a large portion of our U.S.-based research and development operations are located in the State of California in regions known for seismic activity. In addition, we have production facilities and have outsourced some of our production to contract manufacturers in Asia, another region known for seismic activity. A significant natural disaster, such as an earthquake in either of these regions, could have a material adverse effect on our business, financial condition and results of operations. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, financial condition and results of operations.

At times over the past year, our stock price has not met the minimum bid price for continued listing on the NASDAQ Global Select Market. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if we are delisted from the NASDAQ Global Select Market or if we are unable to transfer our listing to another stock market.

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time during fiscal 2009. The NASDAQ Marketplace Rules provide that one of the continuing listing requirements for an issuer’s common stock is having a minimum bid price of $1.00 per share. Due to the current economic crisis, NASDAQ announced a moratorium on the enforcement of this minimum bid requirement. However, this moratorium was rescinded on July 31, 2009, and NASDAQ has not indicated an intention to reinstate the moratorium. We cannot control whether NASDAQ will reinstate the moratorium again in the future or whether NASDAQ will make any other concessions to allow issuers to avoid potential delisting. Accordingly, if the bid price of our Common Stock does not stay above $1.00 per share, we risk being delisted from the NASDAQ Global Select Market.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the three years ended January 3, 2010, the closing price of our Common Stock ranged from a high of $7.45 to a low of $0.23 per share. At times, the fluctuations in the price of our Common Stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock may also have been influenced by:

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 29.0 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of shares or the perception that sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the above, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell our Common Stock at or above the price at which they purchased it.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent registered public accounting firm to audit management’s report.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to report on management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 5 are newly effective, some of the judgment will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

Negative conditions in the financial and credit markets may impact our liquidity.

Recent dramatic changes in the global financial markets have weakened global economic conditions. These changes have had, and we anticipate they will continue to have, an impact on our liquidity. These impacts include some of our customers facing liquidity shortages which impacts their payments to us, and the general tightness in the financial credit markets which limits credit available to us as well as some of our customers. Given our current operating cash flow, financial assets, access to the capital markets and available lines of credit, we continue to believe that we will be able to meet our financing needs for the foreseeable future. However, there can be no assurance that global economic conditions will not worsen, which could have a corresponding negative effect on our liquidity. In addition, while we believe that we have invested our financial assets in sound financial institutions, should these institutions limit access to our assets, breach their agreements with us or fail, we may be adversely affected. Furthermore, volatile financial and credit markets may reduce our ability to raise capital or refinance our debt on favorable terms, if at all, which could materially impact our ability to meet our obligations. As market conditions change, we will continue to monitor our liquidity position.

Our shareholder rights plan and charter documents could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/ Leased	Approximate Floor Area in Square Feet
Administrative Facilities:
Santa Ana, California	Owned	360,000
Fort Worth, Texas	Leased	78,000
Coppell, Texas	Leased	17,000
Kempele, Finland	Owned	248,000
Hyderabad, India	Leased	39,000
Kista, Sweden	Leased	21,000
Shipley, United Kingdom	Leased	20,000
Manufacturing Facilities:
Suzhou, China	Leased	158,000
Saku Vald, Estonia	Leased	38,000
Laem Chabang, Thailand	Owned	135,000

Total		1,114,000

Additionally, we maintain 14 sales, engineering, and operating offices worldwide. The administrative facilities consist of our sales, engineering, research and development and corporate headquarters. In April 2008, we closed our Salisbury, Maryland manufacturing facility and the sale of the related building was completed in October 2009. In the first quarter of 2009, we opened a research and development facility in Hyderabad, India. Additionally, in the fourth quarter of 2009, we opened a manufacturing facility in Laem Chabang, Thailand.

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

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and was also pending before Judge Gutierrez. On May 15, 2009, the parties executed a stipulation of settlement to resolve the derivative action. According to the terms of the proposed settlement, the Company will adopt certain enhancements to its corporate governance policies and procedures and counsel for the derivative plaintiff will be reimbursed its legal fees and expenses, which will be funded by the Company’s directors and officers liability insurance. The Court granted preliminary approval of the proposed settlement on June 22, 2009, and on October 19, 2009 entered a judgment that granted final approval of the settlement.

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended January 3, 2010.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Powerwave’s Common Stock is quoted on the NASDAQ Global Select Market under the symbol PWAV. Below are the high and low sales prices as reported by NASDAQ for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2009
First Quarter Ended March 29, 2009	$0.67	$0.22
Second Quarter Ended June 28, 2009	$1.68	$0.44
Third Quarter Ended September 27, 2009	$1.79	$1.12
Fourth Quarter Ended January 3, 2010	$1.74	$1.06
Fiscal Year 2008
First Quarter Ended March 30, 2008	$4.55	$2.12
Second Quarter Ended June 29, 2008	$4.49	$2.19
Third Quarter Ended September 28, 2008	$5.30	$3.37
Fourth Quarter Ended December 28, 2008	$4.05	$0.35

Holders

There were 614 stockholders of record as of February 16, 2010. We believe there are approximately 17,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the quarter ended January 3, 2010:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
September 28 – November 1	—		—	—	—
November 2 – November 29	1,719	(1)	$1.26	—	—
November 30 – January 3	—		—	—	—

(1)	During November 2009, 1,719 shares of Common Stock were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of 4,687 shares under restricted stock grants.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return for our Common Stock with the cumulative total return of the S&P 500 Index and the S&P Communications Equipment Index. The presentation assumes $100 invested on January 2, 2005 in our Common Stock, the S&P 500 Index and the S&P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on our Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2005	$148.23	$104.91	$102.12
2006	$76.06	$121.48	$117.95
2007	$52.59	$128.16	$120.37
2008	$5.87	$80.74	$72.01
2009	$14.86	$102.11	$105.71

The material in this performance graph is not “soliciting” material and is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 and balance sheet data as of January 3, 2010 and December 28, 2008 set forth below have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2006 and January 1, 2006 and consolidated balance sheet data as of December 30, 2007, December 31, 2006 and January 1, 2006 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Fiscal Year Ended (in thousands, except per share data)
	January 3, 2010 (5)	December 28, 2008 (1) (5)	December 30, 2007 (1) (5)	December 31, 2006 (1) (2) (3)	January 1, 2006 (3) (4)
Consolidated Statements of Operations Data:
Net sales	$567,486	$890,234	$780,517	$716,886	$784,330
Gross profit	142,492	147,528	87,251	90,891	204,653
Operating income (loss)	(1,877)	(380,043)	(300,271)	(135,839)	54,236
Income (loss) from continuing operations	3,222	(348,664)	(309,535)	(137,546)	52,560
Total discontinued operations, net of tax	—	—	—	(21,357)	(1,914)
Net income (loss)	$3,222	$(348,664)	$(309,535)	$(158,903)	$50,646
Earnings (loss) per share from continuing operations:
Basic	$0.02	$(2.66)	$(2.37)	$(1.19)	$0.51
Diluted	$0.02	$(2.66)	$(2.37)	$(1.19)	$0.44
Earnings (loss) per share from discontinued operations:
Basic	$—	$—	$—	$(0.18)	$(0.02)
Diluted	$—	$—	$—	$(0.18)	$(0.02)
Net earnings (loss) per share:
Basic	$0.02	$(2.66)	$(2.37)	$(1.37)	$0.49
Diluted	$0.02	$(2.66)	$(2.37)	$(1.37)	$0.42
Basic weighted average common shares	131,803	131,077	130,396	115,918	103,396
Diluted weighted average common shares	134,006	131,077	130,396	115,918	135,906
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$63,039	$50,339	$65,517	$47,836	$237,479
Working capital	$175,414	$179,059	$192,160	$249,464	$384,677
Total assets	$390,185	$487,896	$981,094	$1,215,732	$1,130,184
Long-term debt, net of current portion	$280,887	$306,321	$350,000	$330,000	$330,000
Total shareholders’ equity (deficit)	$(10,959)	$(15,079)	$382,484	$651,598	$581,261

(1)

Fiscal years 2006, 2007 and 2008 include significant restructuring and impairment charges (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

(2)	Fiscal year 2006 includes the financial results of Filtronic plc beginning October 2006.
(3)	In September 2006, we sold Arkivator Falköping AB, which has been classified as discontinued operations for all periods presented.
(4)	Fiscal year 2005 includes the financial results of REMEC’s Wireless Infrastructure Business beginning September 2005.
(5)	Fiscal years 2007, 2008 and 2009 include gains related to the repurchase of outstanding convertible subordinated debt of $2.1 million, $32.2 million and $12.7 million, respectively.
(6)	There were no cash dividends paid in the periods listed above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those risk factors disclosed pursuant to Part 1, Item 1A.

Introduction and Overview

Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For most of 2008, demand once again increased. However, in the fourth quarter of 2008, demand for our products was negatively impacted by the global economic recession. This significantly impacted demand during 2009, and our revenues fell by 36% from 2008 levels, thus negatively impacting our financial results. During 2008 and 2009, we initiated several cost cutting measures aimed at lowering our operating expenses. These initiatives will continue and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

In the past there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets, as well as the global recession, and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. In addition to the significant reduction in revenues during 2009, an example of prior reductions was during fiscal 2006 and 2007, when we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined to result in directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.

We believe that we have maintained our overall market share within the wireless communications infrastructure equipment market during this period of changing demand for wireless communications infrastructure equipment. We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator for our products.

Looking back over the last six years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008 and 2009, we completed the integration of this acquisition, as well as focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last six years, these acquisitions do not provide any guarantee that our revenues will increase. As we enter 2010, we have a small number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure.

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

Revenue Recognition

The majority of our revenue is derived from the sale of products. We recognize revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. We offer certain customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. We monitor and track product returns and record a provision for the estimated amount of future returns based on historical experience and any notification we receive of pending returns. While returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product returns could have a material adverse effect on our operating results for the period or periods in which these returns materialize.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer’s payment history and credit worthiness, as well as various other factors as determined by our review of their credit information. We monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectibility of our accounts receivable, our liquidity and our future operating results.

Inventories

We value our inventories at the lower of cost (determined on an average cost basis) or fair market value and include materials, labor and manufacturing overhead. We write down excess and obsolete inventory to estimated net realizable value. In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. Depending on the product line and other factors, we estimate future demand based on either historical usage for the preceding twelve months, adjusted for known changes in demand for such products, or the forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory and are recorded as a charge to cost of sales. Our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past seven fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional charges in our cost of goods sold at the time of this determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. Our judgments regarding future profitability may change due to many factors, including future market conditions and our ability to successfully execute our business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due to uncertainties surrounding the realization of our cumulative federal and state net operating losses, we have recorded a valuation allowance against a portion of our gross deferred tax assets. For the foreseeable future, the Federal tax provision related to future earnings will be substantially offset by a reduction in the valuation reserve, and any future pretax losses will not result in a tax benefit due to the uncertainty of the recoverability of the deferred tax assets. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on our estimate of the ultimate settlement that may be accepted by the tax authorities. We continually evaluate these tax-related matters. At the date of any material change in our estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized are adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition. However, effective beginning in 2009, adjustments to acquired tax liabilities will increase or decrease income tax expense in accordance with accounting guidance now codified as FASB ASC Topic 740.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FASB ASC Topic 740-20 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FASB ASC Topic 740-20 and have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years in these jurisdictions. The periods subject to examination for our U.S. federal return are the 2007 through 2009 tax years, including adjustments to net operating loss and credit carryovers to those years. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

We review the recoverability of the carrying value of goodwill on an annual basis or more frequently when an event occurs or circumstances change to indicate that an impairment of goodwill might have occurred. The determination of whether any potential impairment of goodwill exists is based upon a comparison of the fair value of a reporting unit to the accounting value of the underlying net assets of such reporting unit. To determine the fair value of a reporting unit, we utilize subjective valuations for the reporting unit based upon a discounted cash flow analysis as well as quoted market prices of our Common Stock plus an estimated market premium based upon companies with similar market transactions. The discounted cash flow analysis is dependent upon a number of various factors including estimates of forecasted revenues and costs, appropriate discount rates and other variables. If the forecast assumptions utilized materially change, it could result in a lower fair value calculation which could require an impairment of existing goodwill. If the fair value of the reporting unit is less than the carrying value of the underlying net assets, goodwill is deemed impaired and an impairment loss is recorded to the extent that the carrying value of goodwill is less than the difference between the fair value of the reporting unit and the fair value of all its underlying identifiable assets and liabilities.

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to six years. We review the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based on the forecasted undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition. Our estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from our estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of our customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. While we do not believe that any of our long-lived assets are currently impaired, there have been other impairments in the past, and any future impairment of our long-lived assets could have a material adverse affect on our business, financial condition and results of operations.

Vendor Cancellation Liabilities

We purchase subassemblies and finished goods from contract manufacturers under purchase agreements that limit our ability to cancel deliveries inside defined lead time windows. When a contract manufacturer submits a cancellation claim, we estimate the amount of inventory remaining to be purchased against that claim. Any excess of the estimated purchase over the projected consumption of the related product is recorded as a charge to cost of sales and an increase to accrued expenses and other current liabilities. Depending on the product line and other factors, we estimate future demand based on either historical usage for the preceding twelve months, adjusted for known changes in demand for such products, or the forecast of product demands and production requirements for the next twelve months. Our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of vendor cancellation liability. Our history shows that demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of vendor cancellation liabilities. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for vendor cancellation liabilities. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the amount of vendor cancellation liabilities and our reported operating results.

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for standard warranty-related costs based on our actual historical return rates and repair costs at the time of the sale and update these estimates throughout the warranty period. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We also have contractual commitments to various customers that require us to incur costs to repair an epidemic defect with respect to our products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to us and the costs of repair can be reasonably estimated. While we have occasionally experienced significant costs due to epidemic defects, historically, we have not regularly experienced significant costs related to epidemic defects. We cannot guarantee that we will not experience significant costs to repair epidemic defects in the future. A significant increase in product return rates or in the costs to repair our products, or an unexpected epidemic defect in our products, could have a material adverse effect on our operating results during the period in which the returns or additional costs materialize.

Subsequent Events

We have evaluated activities through February 19, 2010, and all known subsequent events have been included in this report.

Accruals for Restructuring and Impairment Charges

We recorded $4.5 million, $368.3 million and $198.2 million of restructuring and impairment charges during fiscal years 2009, 2008 and 2007, respectively. These include charges of $315.9 million and $151.7 million related to the impairment of goodwill in 2008 and 2007, respectively, and charges of $29.5 million and $2.7 million related to the impairment of our intangible assets in 2008 and 2007, respectively. See further discussions of these charges under Operating Expenses below and in Note 6 of the Notes to Consolidated Financial Statements.

2009 Restructuring Plan

In January 2009, we formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, we initiated personnel reductions in both our domestic and foreign locations, with primary reductions in the United States, Estonia and Sweden. These reductions were undertaken in response to current economic conditions and the ongoing global macroeconomic slowdown that began in the fourth quarter of 2008. We finalized this plan in the fourth quarter of 2009; however, additional amounts may be accrued in 2010 related to actions associated with this plan.

A summary of the activity affecting our accrued restructuring liability related to the 2009 Restructuring Plan for the fiscal year ended January 3, 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$—	$—	$—
Amounts accrued	2,769	78	2,847
Amounts paid/incurred	(2,268)	(78)	(2,346)
Effects of exchange rates	—	—	—

Balance at January 3, 2010	$501	—	501

The costs associated with these exit activities were recorded in accordance with the accounting guidance now codified as FASB ASC Topic 420, “Exit or Disposal Obligations.” Pursuant to this guidance, a liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for one-time employee termination benefits that is incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. We expect that the workforce reduction amounts will be paid through the second quarter of 2011.

2008 Restructuring Plan

In June 2008, we formulated and began to implement a plan to further consolidate operations and reduce manufacturing and operating expenses. As part of this plan, we closed our Salisbury, Maryland manufacturing facility and transferred most of the production to our other manufacturing operations. In addition, we closed our design and development center in Bristol, UK and discontinued manufacturing operations in Kempele, Finland. These actions were finalized in the first quarter of 2009.

A summary of the activity affecting our accrued restructuring liability related to the 2008 Restructuring Plan for the fiscal year ended January 3, 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$3,106	$585	$3,691
Amounts accrued	650	95	745
Amounts paid/incurred	(3,652)	(406)	(4,058)
Effects of exchange rates	73	60	133

Balance at January 3, 2010	$177	334	511

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The workforce reductions will be paid out through the second quarter of 2010, and the facility closure amounts will be paid out over the remaining lease term, which extends through September 2010.

2007 Restructuring Plan

In the second quarter of 2007, we formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, we closed our design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued our design and development center in Shipley, UK. Also as part of this plan, we sold our manufacturing operations located in Hungary to Sanmina-SCI, a third-party contract manufacturing supplier, and entered into a manufacturing services agreement with Sanmina-SCI. The transaction included inventories and fixed assets and included a sublease of the existing facility, along with the assumption of certain liabilities, including all transferred employees. We finalized this plan in the fourth quarter of 2007.

A summary of the activity affecting our accrued restructuring liability related to the 2007 Restructuring Plan for the fiscal year ended January 3, 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$551
Amounts accrued	(179)
Amounts paid/incurred	(375)
Effects of exchange rates	3

Balance at January 3, 2010	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The remaining payments on this plan were made during 2009, and all actions associated with this plan have been completed.

2006 Plan for Consolidation of Operations

In the fourth quarter of 2006, and in connection with the Filtronic plc wireless acquisition, we formulated and began to implement a plan to restructure our global manufacturing operations, including the consolidation of our manufacturing facilities in Wuxi and Shanghai, China, into the manufacturing facility located in Suzhou, China. The plan includes a reduction of workforce, impairment and disposal of inventory and equipment utilized in discontinued product lines, and facility closure costs. In addition, we also ceased the production of certain product lines manufactured at these facilities to eliminate duplicative product lines.

A summary of the activity affecting our accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the fiscal year ended January 3, 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$146
Amounts accrued	175
Amounts paid/incurred	(321)
Effects of exchange rates	—

Balance at January 3, 2010	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The remaining payments on this plan were made during 2009, and all actions associated with this plan have been completed.

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

A summary of the activity affecting our accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the fiscal year ended January 3, 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$1,425
Amounts accrued	—
Amounts paid/incurred	(634)
Effects of exchange rates	—

Balance at January 3, 2010	$791

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

Newly Adopted Accounting Pronouncements

In June 2009, FASB issued guidance now codified as FASB ASC Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for us for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on our business, financial condition or results of operations, but will impact our financial reporting process by eliminating all references to pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on our business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of our financial instruments.

In November 2008, the FASB issued guidance now codified as FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this pronouncement requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, and such assets should be amortized to expense over the period such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with FASB ASC Topic 820. This pronouncement was effective for financial statements in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 350 did not have a material impact on our business, financial condition or results of operations.

In April 2008, the FASB issued guidance now codified as FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The pronouncement was effective in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 350 did not have a material impact on our business, financial condition or results of operations.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805-10, “Business Combinations,” which changes how business acquisitions are accounted for and changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of FASB ASC Topic 805-10 were effective in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 805-10 did not have a material impact on our business, financial condition or results of operations.

New Accounting Pronouncements

In October 2009, the FASB issued an update to FASB ASC Topic 605, “Revenue Recognition.” This Accounting Standards Update (ASU), No. 2009-13, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under previous accounting guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the potential impact of this standard on our business, financial condition or results of operations.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the years ended January 3, 2010, December 28, 2008 and December 30, 2007:

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	74.1	77.2	81.8
Intangible amortization	0.5	2.1	2.5
Restructuring and impairment charges	0.3	4.1	4.5

Total cost of sales	74.9	83.4	88.8

Gross profit	25.1	16.6	11.2
Operating expenses:
Sales and marketing	6.0	5.1	6.8
Research and development	10.4	8.7	10.9
General and administrative	8.4	7.1	9.6
Intangible asset amortization	0.2	1.1	1.4
Restructuring and impairment charges	0.4	1.8	1.5
Goodwill impairment charge	—	35.5	19.4

Total operating expenses	25.4	59.3	49.6

Operating income (loss)	(0.3)	(42.7)	(38.4)
Other income (expense), net	1.5	3.9	(0.3)

Income (loss) before income taxes	1.2	(38.8)	(38.7)
Income tax provision	0.6	0.4	1.0

Net income (loss)	0.6%	(39.2)%	(39.7)%

Years ended January 3, 2010 and December 28, 2008

Net Sales

Our sales are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G, and 4G wireless communications networks throughout the world.

The following table presents an analysis of our sales based upon our various customer groups:

	Fiscal Years Ended (in thousands)
Customer Group	January 3, 2010		December 28, 2008
Wireless network operators and other	$208,661	37%	$333,030	37%
Original equipment manufacturers	358,825	63%	557,204	63%

Total	$567,486	100%	$890,234	100%

Sales decreased by 36% to $567.5 million for the fiscal year ended January 3, 2010, from $890.2 million for the fiscal year ended December 28, 2008. This decrease was due to several factors, including decreased demand from both our network operator customers and our original equipment manufacturer customers, which decreased by approximately 37% and 36%, respectively. The decreases were primarily due to significantly reduced demand related to the global macroeconomic crisis and associated global credit crisis and economic recession that began in the fall of 2008. This economic instability and the tight credit markets have impacted our customers’ demand for products throughout fiscal 2009.

The following table presents an analysis of our sales based upon our various product groups:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Group	January 3, 2010		December 28, 2008
Antenna systems	$150,610	27%	$233,090	26%
Base station systems	364,166	64%	571,526	64%
Coverage systems	52,710	9%	85,618	10%

Total	$567,486	100%	$890,234	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers, VersaFlex cabinets and radio transceivers. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in all product group sales as listed in the table above is due to the significantly reduced demand related to the global economic crisis and recession impacting both our original equipment manufacturer and network operator customers during the year ended January 3, 2010 as compared to the year ended December 28, 2008.

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

The following table presents an analysis of our sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	January 3, 2010		December 28, 2008
Americas	$163,794	29%	$281,528	32%
Asia Pacific	233,463	41%	302,169	34%
Europe	135,600	24%	274,977	31%
Other international	34,629	6%	31,560	3%

Total	$567,486	100%	$890,234	100%

Revenues decreased in all regions during fiscal 2009 as compared to fiscal 2008 with the exception of the “other international” category. The slight increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the network operator channel and the original equipment manufacturer sales channel, resulting from the global macroeconomic crisis and recession. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the year ended January 3, 2010 to those in effect for the year ended December 28, 2008, the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for fiscal 2009 of less than one percent. This impact did not have a material impact on our sales. We are unable to predict the future impact of such currency fluctuations on our future results.

For the year ended January 3, 2010, total sales to Nokia Siemens accounted for approximately 34% of sales for the year. For the year ended December 28, 2008, total sales to Nokia Siemens accounted for approximately 31% of sales, and sales to Alcatel-Lucent accounted for approximately 17% of sales for the year. Sales to Alcatel-Lucent accounted for less than 10% of total sales for the year ended January 3, 2010. Our business remains largely dependent upon a limited number of customers within the wireless communications market, and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment and facility depreciation, transportation costs, warranty costs and amortization of product-related intangibles. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, typically the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as manufacturing volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and manufacturing volumes decline due to higher amounts of overhead variances expensed to cost of sales. Our gross profit margins generally increase as our revenue and manufacturing volumes increase due to lower amounts of overhead variances expensed to cost of sales. Offsetting these general trends are absolute reductions to our total overhead costs and expenses.

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	January 3, 2010		December 28, 2008
Net sales	$567,486	100.0%	$890,234	100.0%
Cost of sales:
Cost of sales	420,568	74.1%	687,310	77.2%
Intangible amortization	2,494	0.5%	19,166	2.1%
Restructuring and impairment charges	1,932	0.3%	36,230	4.1%

Total cost of sales	424,994	74.9%	742,706	83.4%

Gross profit	$142,492	25.1%	$147,528	16.6%

Our total gross profit decreased during fiscal 2009 compared to fiscal 2008, primarily as a result of our decreased revenues. At the same time, our gross margin percentage significantly increased to 25.1% in fiscal 2009, as compared to 16.6% in fiscal 2008. Our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margin percentage. The decrease in intangible amortization costs in 2009 is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data). We incurred approximately $1.9 million of restructuring and impairment charges in cost of sales during fiscal 2009 primarily related to severance charges in the United States, Finland, Sweden and the UK. We incurred approximately $36.2 million of restructuring and impairment charges in cost of sales during fiscal 2008, primarily related to the write-down and impairment of certain intangibles, which amounted to $29.5 million. The balance of these charges was related to the closure of our manufacturing facilities in Salisbury, Maryland and China, and the related impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue. These charges and amortization accounted for approximately 5.4% of the improved gross margins from 2008 to 2009. Included in cost of sales was $1.1 million for stock-based compensation expense that was recorded during fiscal 2009 for stock options and employee stock purchase plans pursuant to accounting guidance now codified as FASB ASC Topic 718, “Compensation – Stock Compensation.” During fiscal 2008, approximately $1.0 million was recorded for similar expenses.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our prior decisions to close and consolidate several of our manufacturing locations as part of our restructuring plans to reduce our manufacturing costs over the last three years. However, we cannot guarantee that these cost reductions and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…” and “Our reliance on contract manufacturers exposes us to risks…” under Part II, Item 1A, Risk Factors.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
	January 3, 2010		December 28, 2008
Operating Expenses
Sales and marketing	$34,233	6.0%	$44,857	5.1%
Research and development	58,920	10.4%	77,652	8.7%
General and administrative	47,658	8.4%	63,491	7.1%
Intangible amortization	947	0.2%	9,508	1.1%
Restructuring and impairment charges	2,611	0.4%	16,178	1.8%
Goodwill impairment charge	—	—	315,885	35.5%

Total operating expenses	$144,369	25.4%	$527,571	59.3%

Sales and marketing expenses consist primarily of salaries and sales commissions, travel expenses, advertising and marketing expenses, selling expenses, customer demonstration unit expenses and trade show expenses. Sales and marketing expenses decreased by $10.6 million, or 24%, during fiscal 2009 as compared to fiscal 2008. The decrease was due primarily to lower personnel costs resulting from restructuring actions taken in the last year, lower travel expenses and lower trade show expenses, slightly offset by an increase in bad debt expense. In addition, expenses for fiscal 2008 included an employee bonus accrual of $0.2 million. No bonuses were accrued during fiscal 2009.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $18.7 million, or 24%, during fiscal 2009 as compared with fiscal 2008, due to reduced personnel costs from restructuring actions taken in the last year, lower travel expenses and lower professional fees for outsourced research and development costs. In addition, a significant portion of the reduction in our research and development expense is related to the ramp-up of our India research and development center and the corresponding reduction in engineering resources at higher cost locations. Also contributing to the decrease in research and development expenses were lower material expenses used in research and development activities. In addition, expenses for fiscal 2008 included an employee bonus accrual of $1.3 million. No bonuses were accrued during fiscal 2009.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased by $15.8 million, or 25%, during fiscal 2009 as compared to fiscal 2008. This decrease was due primarily to reduced payroll resulting from personnel reductions taken in the last year from our restructuring activities and lower tax, audit and professional fees. In addition, expenses for fiscal 2008 included an employee bonus accrual of $1.4 million. No bonuses were accrued during fiscal 2009.

Included in total operating expenses is approximately $3.3 million for compensation expense that was recognized during fiscal 2009 for restricted stock, stock options and employee stock purchase plan awards pursuant to FASB ASC Topic 718. During fiscal 2008, approximately $3.8 million was recorded for similar expenses.

Amortization of customer-related intangibles from our acquisitions, amounted to $0.9 million for fiscal 2009, compared with $9.5 million for fiscal 2008 (see Note 6 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data). The decreased amortization expense for fiscal 2009 was a result of the intangible asset impairment recorded in the fourth quarter of 2008, which led to lower amortization in 2009. The amortization of these intangibles from our past acquisitions was fully completed in fiscal 2009.

Restructuring charges of $2.6 million were recorded in fiscal 2009, primarily related to severance costs in the United States, Finland and Sweden, compared with charges of $16.2 million during fiscal 2008. The expenses for 2008 include charges related to the closure of our design and development center in Bristol, UK and the closure of manufacturing facilities in Salisbury, Maryland, Finland and China. These expenses also include impairment charges related to the closure of these manufacturing facilities, the sale of the Salisbury, Maryland facility and severance costs related to the reduction of personnel.

For fiscal 2008, we recorded a goodwill impairment charge of $315.9 million. For further discussion of this charge, see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Fiscal Years Ended (in thousands)
	January 3, 2010		December 28, 2008
Interest income	$572	0.1%	$682	0.1%
Interest expense	(11,070)	(2.0)%	(11,233)	(1.3)%
Foreign currency gain	3,964	0.7%	11,455	1.3%
Gain on repurchase of convertible debt	12,693	2.3%	32,207	3.6%
Other income, net	2,222	0.4%	1,730	0.2%

Other income (expense), net	$8,381	1.5%	$34,841	3.9%

Interest income and interest expense both decreased slightly during the year ended January 3, 2010, as compared to the year ended December 28, 2008. Interest expense decreased slightly due to lower interest expense associated with the retirement of approximately $25.4 million of our long-term debt during fiscal 2009, as compared to fiscal 2008. During fiscal 2009, we recognized a gain of $12.7 million on the purchase of $25.4 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024, compared to a gain of $32.2 million on the purchase of $43.7 million in aggregate par value of the same notes during fiscal 2008. We recognized a net foreign currency gain of $4.0 million for the year ended January 3, 2010 primarily due to fluctuations between the U.S. Dollar, the Euro and the Swedish Krona, compared to a foreign currency gain of $11.5 million for the year ended December 28, 2008.

Income Tax Provision

Our effective tax rate for the year ended January 3, 2010 was an expense of approximately 50.5% of our pre-tax income of $6.5 million. Our effective tax rate was reduced by approximately $2.7 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction as well as being effectively settled under audit. The high effective tax rate as a percentage of income is primarily due to tax expense from operations in foreign jurisdictions, primarily China, which cannot be offset against tax losses incurred in other jurisdictions, primarily the U.S. Due to the uncertainty of the timing and ultimate realization of our deferred tax assets, we have recorded a valuation allowance against a portion of the assets pursuant to the accounting guidance now codified as FASB ASC Topic 740. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. For the year ended January 3, 2010, tax expense consisted primarily of taxes from operations in certain foreign jurisdictions, primarily China. We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction. Our effective tax rate for the fiscal year ended December 28, 2008 was an expense of approximately 1.0% of our pre-tax losses of $345.2 million. Although we had a pre-tax loss in 2008, we recognized income tax expense because of tax expense from operations in foreign jurisdictions, primarily China, which cannot be offset against tax losses in other jurisdictions, primarily the U.S.

Net Income (Loss)

The following table presents a reconciliation of operating loss to net income (loss):

	Fiscal Years Ended (in thousands)
	January 3, 2010	December 28, 2008
Operating loss	$(1,877)	$(380,043)
Other income (expense), net	8,381	34,841

Income (loss) before income taxes	6,504	(345,202)
Income tax provision	3,282	3,462

Net income (loss)	$3,222	$(348,664)

Our net income for the year ended January 3, 2010 was $3.2 million compared to a loss of $348.7 million for the year ended December 28, 2008. The increase in our net income during fiscal 2009 as compared with fiscal 2008 is the result of lower manufacturing costs and operating expenses resulting from our worldwide cost-cutting and restructuring activities, lower restructuring and impairment costs, lower intangible asset amortization costs resulting from prior year asset impairments and gains on our debt repurchases during the period. The net loss during fiscal 2008 was primarily attributable to the goodwill impairment charge of $315.9 million incurred in the fourth quarter of 2008, partially offset by improved operating results.

Years ended December 28, 2008 and December 30, 2007

Net Sales

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

The following table presents an analysis of our sales based upon our various customer groups:

	Fiscal Years Ended (in thousands)
Customer Group	December 28, 2008		December 30, 2007
Wireless network operators and other	$333,030	37%	$212,675	27%
Original equipment manufacturers	557,204	63%	567,842	73%

Total	$890,234	100%	$780,517	100%

The following table presents an analysis of our sales based upon our various product groups:

	Fiscal Years Ended (in thousands)
Wireless Communications Product Group	December 28, 2008		December 30, 2007
Antenna systems	$233,090	26%	$160,974	21%
Base station systems	571,526	64%	565,084	72%
Coverage systems	85,618	10%	54,459	7%

Total	$890,234	100%	$780,517	100%

The increase in all three product groups is the result of higher demand from our direct network operator customers during the year ended December 28, 2008 as compared to the year ended December 30, 2007. In addition, the increase in coverage systems sales was due to increased demand for data service within indoor networks, such as those included within the coverage solutions group.

The following table presents an analysis of our sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended (in thousands)
Geographic Area	December 28, 2008		December 30, 2007
Americas	$281,528	32%	$220,798	28%
Asia Pacific	302,169	34%	203,904	26%
Europe	274,977	31%	334,095	43%
Other international	31,560	3%	21,720	3%

Total	$890,234	100%	$780,517	100%

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

For the year ended December 28, 2008, total sales to Nokia Siemens accounted for approximately 31% of sales and sales to Alcatel-Lucent accounted for approximately 17% for the period. For the year ended December 30, 2007, total sales to Nokia Siemens accounted for approximately 35% of sales and sales to Alcatel-Lucent accounted for approximately 16% of sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Fiscal Years Ended (in thousands)
	December 28, 2008		December 30, 2007
Net sales	$890,234	100.0%	$780,517	100.0%
Cost of sales:
Cost of sales	687,310	77.2%	638,487	81.8%
Intangible amortization	19,166	2.1%	19,609	2.5%
Restructuring and impairment charges	36,230	4.1%	35,170	4.5%

Total cost of sales	742,706	83.4%	693,266	88.8%

Gross profit	$147,528	16.6%	$87,251	11.2%

Our total gross profit increased during fiscal 2008 compared to fiscal 2007, primarily as a result of our increased revenues and cost reduction activities. Our increased revenues allowed us to absorb more of our manufacturing cost overhead and fixed costs, which in turn improved our gross margins. In addition, our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margins. Also contributing to the increase in our gross margins for fiscal 2008 was a significant increase in direct network operator sales, which typically carry higher gross margins than our original equipment manufacturer-based sales. The completion of the Filtronic plc wireless acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which were not being absorbed by our lower revenues during fiscal 2007. In addition, cost of sales includes $1.0 million for stock-based compensation expense that was recorded during fiscal 2008 for stock options and employee stock purchase plans pursuant to accounting FASB ASC Topic 718. During fiscal 2007, approximately $0.7 million was recorded for similar expenses. We incurred approximately $36.2 million of restructuring and impairment charges in cost of sales during fiscal 2008, primarily related to the write-down and impairment of certain intangibles, which amounted to $29.5 million. The balance of these charges was related to the closures of our manufacturing facilities in Salisbury, Maryland and China, and related impairment of inventory. For fiscal 2007, we incurred a total of $35.2 million of restructuring and impairment costs primarily related to the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructuring activities. We also recorded a $2.7 million intangible asset impairment for fiscal 2007 (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Years Ended (in thousands)
	December 28, 2008		December 30, 2007
Operating Expenses
Sales and marketing	$44,857	5.1%	$52,991	6.8%
Research and development	77,652	8.7%	84,992	10.9%
General and administrative	63,491	7.1%	75,267	9.6%
Intangible amortization	9,508	1.1%	11,033	1.4%
In-process research and development	—	—	208	0.0%
Restructuring and impairment charges	16,178	1.8%	11,296	1.5%
Goodwill impairment charge	315,885	35.5%	151,735	19.4%

Total operating expenses	$527,571	59.3%	$387,522	49.6%

Sales and marketing expenses decreased by $8.1 million, or 15%, during fiscal 2008 as compared to fiscal 2007. The decrease resulted primarily from decreased payroll associated with personnel reductions, as well as decreased travel expenses, lower marketing expenses and lower bad debt costs.

Research and development expenses decreased by $7.3 million, or 9%, during fiscal 2008 as compared to fiscal 2007, primarily due to decreased payroll associated with personnel reductions offset slightly by the increase in engineering expenses in India. In addition, for fiscal 2008 we had reduced material expenses and lower general office expenses as well as decreased development activities.

General and administrative expenses decreased $11.8 million, or 16%, during fiscal 2008 as compared to fiscal 2007. This decrease was due to several factors including, decreased payroll associated with lower personnel levels as a result of the various facility closures, lower travel expenses and decreased general office expenses.

In addition, total operating expenses includes approximately $3.8 million for compensation expense that was recognized during fiscal 2008 for restricted stock, stock options and employee stock purchase plan awards pursuant to FASB ASC Topic 718. During fiscal 2007, approximately $4.2 million was recorded for similar expenses.

Amortization of customer-related intangibles from our prior acquisitions amounted to $9.5 million for fiscal 2008, compared to $11.0 million for fiscal 2007. The decrease in 2008 was related to certain intangibles being fully amortized during 2008 and the impairment of intangibles in the fourth quarter of 2008.

We recorded a one-time charge in fiscal 2007 of $0.2 million for purchased in-process research and development associated with the acquisition of Cognition Networks LLC in the fourth quarter of 2007. This charge related to certain product development activities of the acquired businesses that had not reached technological feasibility. Successful development was uncertain and no future alternative uses existed.

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

Other Income (Expense), net

The following table presents a breakdown of other income (expense), net:

	Fiscal Years Ended (in thousands)
	December 28, 2008		December 30, 2007
Interest income	$682	0.1%	$2,137	0.3%
Interest expense	(11,233)	(1.3)%	(10,086)	(1.3)%
Foreign currency gain	11,455	1.3%	910	0.1%
Gain on repurchase of convertible debt	32,207	3.6%	2,101	—%
Other income, net	1,730	0.2%	2,872	0.6%

Other income (expense), net	$34,841	3.9%	$(2,066)	(0.3)%

Interest income decreased by $1.5 million during fiscal 2008 primarily due to our lower cash balances, as well as the significantly reduced short-term interest rates. Interest expense increased by $1.1 million due primarily to additional interest expense related to the issuance of $150.0 million 3.875% convertible subordinated notes in September 2007 as well as interest expense related to borrowings under our line of credit during fiscal 2008. We recognized a net foreign currency gain of $11.5 million for the year ended December 28, 2008, primarily due to the strength of the U.S. Dollar versus several currencies, including the Euro and Swedish Krona, as compared to the year ended December 30, 2007. We recognized a gain of $32.2 million on the purchase of $43.7 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024 that were purchased at a discount. During 2007, we recognized a gain of $2.1 million related to the repurchase of $116.4 million of 1.25% convertible subordinated notes due July 2008.

Income Tax Provision

Our effective tax rate for the year ended December 28, 2008 was an expense of approximately 1.0% of our pre-tax losses of $345.2 million. Due to the uncertainty as to the timing and ultimate realization of our deferred tax assets, we recorded a valuation allowance against a portion of our deferred tax assets pursuant to FASB ASC Topic 740. For the year ended December 30, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, during 2007, income tax expense was impacted by a required income tax payment of approximately $1.6 million related to the sale of our building in the Philippines, as well as a charge of $0.4 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 tax year.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Fiscal Years Ended (in thousands)
	December 28, 2008	December 30, 2007
Operating loss	$(380,043)	$(300,271)
Other income (expense), net	34,841	(2,066)

Loss before income taxes	(345,202)	(302,337)
Income tax provision	3,462	7,198

Net loss	$(348,664)	$(309,535)

Our net loss for fiscal 2008 of $348.7 million compared to a net loss of $309.5 million for fiscal 2007. The increase in the loss during fiscal 2008 as compared to fiscal 2007 is primarily due to the goodwill impairment charge of $315.9 million incurred in the fourth quarter of 2008, versus the goodwill impairment charge of $151.7 million incurred in 2007.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our Credit Agreement with Wells Fargo Capital Finance, LLC. As of January 3, 2010, we had working capital of $175.4 million, including $60.4 million in unrestricted cash and cash equivalents as compared to working capital of $179.1 million at December 28, 2008, which included $46.9 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the years ended January 3, 2010 and December 28, 2008:

	Fiscal Years Ended (in thousands)
	January 3, 2010	December 28, 2008
Net cash provided by (used in):
Operating activities	$31,269	$27,306
Investing activities	(2,575)	(8,695)
Financing activities	(13,484)	(23,940)
Effect of foreign currency translation on cash and cash equivalents	(1,677)	(5,916)

Net increase (decrease) in cash and cash equivalents	$13,533	$(11,245)

Operating Activities

Net cash provided by operations during the year ended January 3, 2010 was $31.3 million as compared with $27.3 million during the year ended December 28, 2008. The increase in cash flow from operations is due to improved net income, increased cost controls, reduced operating expenses and improved working capital management during fiscal 2009. We also had a reduction in restructuring and impairment charges of approximately $48 million.

Investing Activities

Net cash used in investing activities during the year ended January 3, 2010 was $2.6 million as compared with net cash used in investing activities of $8.7 million during the year ended December 28, 2008. The net cash used in investing activities during fiscal 2009 represents capital expenditures of $10.2 million, offset by a reduction in our restricted cash of $0.8 million, proceeds from a settlement of litigation of $2.0 million, proceeds from the final installment payment from the sale of the Arkivator business in 2006 of $0.5 million, proceeds from the sale of the Salisbury, Maryland building of $3.9 million and proceeds from the sale of fixed assets of $0.4 million. Capital expenditures for the year ended December 28, 2008 were approximately $13.5 million. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas.

Financing Activities

Net cash used in financing activities of $13.5 million during the year ended January 3, 2010 relates primarily to the repurchase of $25.4 million in aggregate par value of our 1.875% convertible subordinated notes due 2024 for approximately $12.4 million, as well as $1.3 million in debt issuance costs incurred related to our new Credit Agreement. Net cash used in financing activities of $23.9 million for the year ended December 28, 2008 represents the $13.6 million redemption of the 1.25% convertible notes due July 2008, excluding accrued interest, and the repurchase of $43.7 million par value of our 1.875% convertible subordinated notes due November 2024 for approximately $10.9 million.

Future Cash Requirements

Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement with Wells Fargo Capital Finance, LLC, described below. We currently believe that these sources will provide us with sufficient funds to finance our current operations for at least the next twelve months. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We had a total of $280.9 million of long-term convertible subordinated notes outstanding at January 3, 2010, consisting of $130.9 million of 1.875% convertible subordinated notes due 2024 (“2024 Notes”) and $150.0 million of 3.875% convertible subordinated notes due 2027 (“2027 Notes”). Holders of the 2024 Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2027 Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to repurchase our debt on the dates referenced above. If we have not retired the debt prior to the repurchase dates referenced above, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Credit Agreement

We entered into a Credit Agreement with Wells Fargo Capital Finance, LLC on April 3, 2009. See Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data. Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability under our line of credit falls below $20.0 million. On December 31, 2009, the Company entered into a Waiver, Consent, Amendment to the Credit Agreement. Under the amendment, certain immaterial technical defaults by the Company were waived by Wells Fargo. In addition, certain financial covenants were amended, including the lowering of the minimum EBITDA thresholds. As of January 3, 2010, the Company had approximately $29.4 million of availability under the Credit Agreement, of which approximately $5 million was utilized for an outstanding letter of credit.

Also on April 3, 2009, in connection with entering into the Credit Agreement referenced above, we terminated our Amended Receivables Purchase Agreement with Deutsche Bank AG. As of the date of termination, we did not have any borrowings outstanding under the Amended Receivables Purchase Agreement. In addition, we did not incur any early termination penalties in connection with the termination of the Amended Receivables Purchase Agreement.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financing, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are all directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions. During the last half of fiscal 2008 and throughout fiscal 2009, the capital and credit markets have experienced extreme volatility and disruption. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business, the cost of additional funding or borrowing could increase, and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of January 3, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Short-Term Debt

At January 3, 2010, we had no short-term debt outstanding.

Long-Term Debt

At January 3, 2010, we had $280.9 million of long-term debt, consisting of our outstanding $150.0 million par value 3.875% convertible subordinated notes due October 2027 and $130.9 million 1.875% convertible subordinated notes due November 2024. These notes are convertible into shares of our Common Stock at the option of the holder (see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.)

Operating Lease Obligations

We have various operating leases covering vehicles, equipment, facilities and sales offices located throughout the world.

Purchase Commitments with Contract Manufacturers

We generally issue purchase orders to our contract manufacturers with delivery dates from four to six weeks from the purchase order date. In addition, we regularly provide our contract manufacturers with rolling six-month forecasts of material and finished goods requirements for planning and long-lead time parts procurement purposes only. We are committed to accept delivery of materials pursuant to our purchase orders subject to various contract provisions which allow us to delay receipt of such orders or cancel orders beyond certain agreed lead times. Such cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements and we have previously recognized charges and expenses related to such excess material. If we are unable to adequately manage our contract manufacturers and adjust such commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. These expenses could have a material adverse effect on our business, financial condition and results of operations.

Contract Agreements with Contract Manufacturers

Our typical contractual agreements with contract manufacturers do not require us to purchase a fixed amount of products or generate a fixed amount of profit for the contract manufacturer. Pricing and other terms are normally reviewed on a quarterly basis. To further clarify the pricing clauses common in our contracts with contract manufacturers, the actual revenue margin of a third-party contract manufacturer is proprietary information that is not readily available to any customer. While our agreements normally state that pricing shall be on an open book basis, they also state that such basis is to be consistent with current practices and that it must be consistent with their confidentiality terms with other third parties. What this means in practice is that it is extremely difficult for Powerwave to accurately forecast what is actually being earned by a contract manufacturer, therefore it is typical that an ongoing negotiation occurs between the parties to determine what actual prices will be. If we are unable to adequately manage and negotiate pricing with our contract manufacturing partners, we may pay higher prices for contract manufacturing services which would have a negative impact on our business, operating margins, financial condition and results of operations.

Other Commitments

We also incur various purchase obligations with other vendors and suppliers for the purchase of inventory, as well as other goods and services, in the normal course of business. These obligations are generally evidenced by purchase orders with delivery dates from four to six weeks from the purchase order date, and in certain cases, supply agreements that contain the terms and conditions associated with these purchase arrangements. We are committed to accept delivery of materials pursuant to such purchase orders; however, various contract provisions allow us to delay receipt of orders or cancel orders that are beyond certain agreed lead times. These cancellations may or may not result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers that were in excess of our requirements, and we have previously recognized charges and expenses related to this excess material. If we are not able to adequately manage our supply chain and adjust these commitments for changes in demand, we may incur additional inventory expenses related to excess and obsolete inventory. These expenses could have a material adverse effect on our business, financial condition and results of operations.

Guarantees Under Letters of Credit

We occasionally issue guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by our bank that may be secured by our Credit Agreement, cash deposits or pledges or performance bonds issued by an insurance company.

Contractual Obligations

As of January 3, 2010, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest) (1) (2)	$8,267	$16,533	$16,533	$379,230	$420,563
Operating lease obligations	4,238	2,848	1,271	734	9,091
Purchase commitments with contract manufacturers	16,534	—	—	—	16,534
Other purchase commitments	38,104	—	—	—	38,104

Total contractual obligations and commercial commitments	$67,143	$19,381	$17,804	$379,964	$484,292

(1)

Holders of the $130.9 million outstanding principal amount of convertible subordinated notes due 2024 may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The figures in the table assume the notes will be held to maturity and the holders will not utilize the repurchase option.

(2)

Holders of the $150.0 million outstanding principal amount of convertible subordinated notes due 2027 may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The figures in the table assume the notes will be held to maturity and the holders will not utilize the repurchase option.

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

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of January 3, 2010, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price for the debt.

We have exposure to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposure to these risks and have concluded that none of our exposure in these areas are material to fair values, cash flows or earnings.

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Estonia, Finland, France, Germany, India, Singapore, Sweden, Thailand and the United Kingdom. These international operations generally incur local operating costs and generate third-party revenues in currencies other than the U.S. Dollar. These foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign currency exchange gains and losses. We do not presently hedge against the risks of foreign currently fluctuations. In the event of significant fluctuations in foreign currencies, we may experience declines in revenue and adverse impacts on operating results and such changes could be material.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 73% of our net sales during fiscal 2009, 70% of our net sales during fiscal 2008 and 73% of our fiscal 2007 net sales. International sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the year ended January 3, 2010, we recorded a foreign exchange translation gain of $4.0 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future if the Dollar further weakens.

Interest Rate Risk

As of January 3, 2010, we had cash equivalents of approximately $63.0 million in both interest and non-interest bearing accounts, including restricted cash. We also had $130.9 million of our convertible subordinated notes due November 2024 at a fixed annual interest rate of 1.875% and $150.0 million of convertible subordinated notes due October 2027 at a fixed rate of 3.875%. We have exposure to interest rate risk primarily through our convertible subordinated debt, our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and remained low throughout 2009 as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at January 3, 2010, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risks associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes these components or cease the production of such products. In such events, our business, financial condition or results of operations could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. The electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. These delays and any potential additional costs could have a material adverse effect on our business, financial condition or results of operations. Prior increases to the price of oil and energy have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. There are significant concerns in the business community about inflationary pressures on costs. Further increases in energy prices may negatively impact our business, financial condition and results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years ended January 3, 2010, December 28, 2008 and December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc. and subsidiaries at January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the years ended January 3, 2010, December 28, 2008 and December 30, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company adopted the provisions of accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, “Income Taxes” in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the internal control over financial reporting of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2010, of the Company and our report dated February 19, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 19, 2010

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 3, 2010	December 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$60,439	$46,906
Restricted cash	2,600	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $8,349 and $9,478, respectively	142,949	213,871
Inventories	60,544	81,098
Prepaid expenses and other current assets	21,334	25,303
Deferred income taxes	6,449	3,204

Total current assets	294,315	373,815
Property, plant and equipment, net	89,883	98,616
Intangible assets, net	—	3,803
Asset held for sale	—	4,845
Other assets	5,987	6,817

TOTAL ASSETS	$390,185	$487,896

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81,830	$139,267
Accrued payroll and employee benefits	11,322	12,286
Accrued restructuring costs	1,803	5,813
Accrued expenses and other current liabilities	23,946	37,390

Total current liabilities	118,901	194,756
Long-term debt	280,887	306,321
Other liabilities	1,356	1,898

Total liabilities	401,144	502,975
Commitments and contingencies (Notes 9 and 10)
Shareholders’ deficit:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 132,357,287 and 131,637,460 shares issued and outstanding, respectively	769,825	765,204
Accumulated other comprehensive income	10,522	14,245
Accumulated deficit	(791,306)	(794,528)

Net shareholders’ deficit	(10,959)	(15,079)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$390,185	$487,896

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	January 3, 2010	December 28, 2008	December 30, 2007
Net sales	$567,486	$890,234	$780,517
Cost of sales:
Cost of goods	420,568	687,310	638,487
Intangible asset amortization	2,494	19,166	19,609
Restructuring and impairment charges	1,932	36,230	35,170

Total cost of sales	424,994	742,706	693,266

Gross profit	142,492	147,528	87,251
Operating expenses:
Sales and marketing	34,233	44,857	52,991
Research and development	58,920	77,652	84,992
General and administrative	47,658	63,491	75,267
Intangible asset amortization	947	9,508	11,033
In-process research and development	—	—	208
Restructuring and impairment charges	2,611	16,178	11,296
Goodwill impairment charge	—	315,885	151,735

Total operating expenses	144,369	527,571	387,522

Operating loss	(1,877)	(380,043)	(300,271)
Other income (expense), net	8,381	34,841	(2,066)

Income (loss) before income taxes	6,504	(345,202)	(302,337)
Income tax provision	3,282	3,462	7,198

Net income (loss)	$3,222	$(348,664)	$(309,535)

Basic earnings (loss) per share:	$0.02	$(2.66)	$(2.37)

Diluted earnings (loss) per share:	$0.02	$(2.66)	$(2.37)

Shares used in the computation of earnings (loss) per share:
Basic	131,803	131,077	130,396
Diluted	134,006	131,077	130,396

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net income (loss)	$3,222	$(348,664)	$(309,535)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax	(3,723)	(54,215)	33,250

Comprehensive loss	$(501)	$(402,879)	$(276,285)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)

	Shares	Amount
Balance at December 31, 2006	130,081	$751,380	$35,210	$(134,992)	$651,598
Implementation of FASB ASC Topic 740	—	—	—	(1,337)	(1,337)
Issuance of Common Stock related to employee stock-based compensation plans	997	3,973	—	—	3,973
Repurchase of Common Stock	(61)	(352)	—	—	(352)
Stock-based compensation expense	—	4,887	—	—	4,887
Foreign currency translation adjustments	—	—	33,250	—	33,250
Net loss	—	—	—	(309,535)	(309,535)

Balance at December 30, 2007	131,017	759,888	68,460	(445,864)	382,484
Issuance of Common Stock related to employee stock-based compensation plans	789	1,086	—	—	1,086
Repurchase of Common Stock	(169)	(524)	—	—	(524)
Stock-based compensation expense	—	4,754	—	—	4,754
Foreign currency translation adjustments	—	—	(54,215)	—	(54,215)
Net loss	—	—	—	(348,664)	(348,664)

Balance at December 28, 2008	131,637	765,204	14,245	(794,528)	(15,079)
Issuance of Common Stock related to employee stock-based compensation plans	732	281	—	—	281
Repurchase of Common Stock	(12)	(15)	—	—	(15)
Stock-based compensation expense	—	4,355	—	—	4,355
Foreign currency translation adjustments	—	—	(3,723)	—	(3,723)
Net income	—	—	—	3,222	3,222

Balance at January 3, 2010	132,357	$769,825	$10,522	$(791,306)	$(10,959)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,222	$(348,664)	$(309,535)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24,509	51,219	56,015
Goodwill impairment charge	—	315,885	151,735
In-process research and development charge	—	—	208
Non-cash restructuring and impairment charges	4,543	52,408	46,466
Provision for sales returns and doubtful accounts	1,860	878	4,073
Provision for excess and obsolete inventories	9,057	5,854	18,496
Deferred income taxes	(3,245)	(373)	(1,972)
Compensation costs related to stock-based awards	4,355	4,754	4,887
Gain on repurchase of convertible debt	(12,693)	(32,207)	(2,211)
Gain on disposal of property, plant and equipment	(95)	(466)	(678)
Gain on settlement of litigation	(645)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	66,817	4,886	(19,915)
Inventories	10,247	(3,051)	38,456
Prepaid expenses and other current assets	1,330	9,640	15,665
Accounts payable	(55,481)	9,881	8,341
Accrued expenses and other current liabilities	(21,501)	(44,523)	(34,278)
Other non-current assets	167	939	(1,642)
Other non-current liabilities	(1,178)	246	(808)

Net cash provided by (used in) operating activities	31,269	27,306	(26,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,151)	(13,536)	(14,307)
Restricted cash	833	3,933	(1,074)
Proceeds from the sale of property, plant and equipment	394	4,513	13,753
Proceeds from the sale of business	500	500	500
Proceeds from the sale of assets held for sale	3,889	—	—
Acquisitions, net of cash acquired	1,960	(4,105)	6,783

Net cash provided by (used in) investing activities	(2,575)	(8,695)	5,655
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	150,000
Debt issuance costs	(1,305)	—	(4,863)
Proceeds from stock-based compensation arrangements	281	1,086	3,434
Repurchase of common stock	(15)	(524)	(352)
Retirement of short-term debt	—	(13,630)	—
Retirement of long-term debt	(12,445)	(10,872)	(113,740)

Net cash provided by (used in) financing activities	(13,484)	(23,940)	34,479
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,677)	(5,916)	3,170

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,533	(11,245)	16,607
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151	41,544

CASH AND CASH EQUIVALENTS, end of period	$60,439	$46,906	$58,151

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	January 3, 2010	December 28, 2008	December 30, 2007
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$9,117	$10,161	$6,090
Income taxes	$9,095	$23,103	$7,549
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$1,774	$895	$752

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies Inc. (the “Company”) is a global supplier of end-to-end wireless solutions for wireless communications networks. The Company designs, manufactures and markets antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, remote radio head transceivers and advanced coverage solutions for use in cellular, PCS, 3G and 4G networks throughout the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Fiscal Year

The Company operates on a conventional 52-53 week accounting fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal quarters generally span 13 weeks, with the exception of a 53-week fiscal year, when an additional week is added during the fourth quarter to adjust the year to the Sunday closest to December 31. Fiscal year 2007 ended on December 30, 2007, fiscal year 2008 ended on December 28, 2008, fiscal year 2009 ended on January 3, 2010, and fiscal year 2010 ends on January 2, 2011. Fiscal years 2007 and 2008 each consisted of 52 weeks, and fiscal year 2009 consisted of 53 weeks.

Foreign Currency

In accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 830, “Foreign Currency Matters,” some of the Company’s international operations use the respective local currencies as their functional currency while other international operations use the U.S. Dollar as their functional currency. Gains and losses from foreign currency transactions are recorded in other income (expense), net. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which they occur. The Company’s international subsidiaries that have the U.S. Dollar as their functional currency translate monetary assets and liabilities using current rates of exchange at the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. Gains and losses from remeasurement for such subsidiaries are included in other income (expense), net. The Company’s international subsidiaries that do not have the U.S. Dollar as their functional currency translate assets and liabilities at current rates of exchange in effect at the balance sheet date. The resulting gains and losses from translation for such subsidiaries are included as a component of shareholders’ equity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting years. Actual results may differ from those estimates.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history, the customer’s creditworthiness and various other factors, as determined by its review of their credit information. The Company monitors collections and payments from its customers and maintains an allowance for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

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

Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. The Company’s product sales have historically been concentrated in a small number of customers. During the years ended January 3, 2010, December 28, 2008 and December 30, 2007, sales to customers that accounted for 10% or more of revenues for the year totaled $195.3 million, $424.9 million and $396.9 million, respectively. For fiscal year 2009, sales to Nokia Siemens accounted for approximately 34% of revenues. For fiscal year 2008, sales to Nokia Siemens accounted for approximately 31% of revenues, and sales to Alcatel-Lucent accounted for approximately 17% of revenues. For fiscal year 2007, sales to Nokia Siemens accounted for approximately 35% of revenues, and sales to Alcatel-Lucent accounted for approximately 16% of revenues.

As of January 3, 2010, approximately 33% of total accounts receivable related to Nokia Siemens. The inability to collect outstanding receivables from Nokia Siemens or the loss of, or reduction in, sales to this customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

Inventories

The Company values inventories at the lower of cost (determined on an average cost basis) or fair market value and includes materials, labor and manufacturing overhead. The Company writes down excess and obsolete inventory to estimated net realizable value. In assessing the ultimate realization of inventories, the Company makes judgments as to future demand requirements and compares those requirements with the current or committed inventory levels. Depending on the product line and other factors, the Company estimates future demand based on either historical usage for the preceding twelve months, adjusted for known changes in demand for such products, or the forecast of product demands and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory and are recorded as a charge to cost of sales.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation expense includes amortization of assets under capital leases. The Company depreciates or amortizes these assets using the straight-line method over the estimated useful lives of the various asset classes, as follows:

Machinery and equipment	2 to 10 years
Office furniture and equipment	3 to 10 years
Buildings	30 years
Building improvements	Shorter of useful life or remaining life of building

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

Purchased intangible assets with determinable useful lives are carried at cost less accumulated amortization, and are amortized using the straight-line method over their estimated useful lives, which generally range up to 6 years. The Company reviews the recoverability of the carrying value of identified intangibles and other long-lived assets, including fixed assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined based upon the forecasted undiscounted future net cash flows expected to result from the use of such asset and its eventual disposition. The Company’s estimate of future cash flows is based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. The actual cash flows realized from these assets may vary significantly from its estimates due to increased competition, changes in technology, fluctuations in demand, consolidation of its customers and reductions in average selling prices. If the carrying value of an asset is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized to the extent the carrying value exceeds the estimated fair market value of the asset. The Company does not have any goodwill or intangible assets remaining on its consolidated balance sheet as of January 3, 2010.

Long-Lived Assets

The Company periodically reviews the recoverability of its long-lived assets using the methodology prescribed in accounting guidance now codified as FASB ASC Topic 360, “Property, Plant and Equipment.” The Company also reviews these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

Vendor Cancellation Liabilities

The Company purchases subassemblies and finished goods from contract manufacturers under purchase agreements that limit its ability to cancel deliveries inside defined lead time windows. When a contract manufacturer submits a cancellation claim, the Company estimates the amount of inventory remaining to be purchased against that claim. Any excess of the estimated purchase over the projected consumption of the related product is recorded as a charge to cost of sales and an increase to accrued expenses and other current liabilities. Depending on the product line and other factors, the Company estimates future demand based on either historical usage for the preceding twelve months, adjusted for known changes in demand for such products, or the forecast of product demands and production requirements for the next twelve months.

Warranties

The Company offers warranties of various lengths to its customers depending upon the specific product and terms of the customer purchase agreement. The Company’s standard warranties require it to repair or replace defective product returned during the warranty period at no cost to the customer. The Company records an estimate for standard warranty-related costs based on its actual historical return rates and repair costs at the time of the sale and updates such estimates throughout the warranty period. The Company also has contractual commitments to various customers that require it to incur costs to repair an epidemic defect with respect to its products outside of its standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to the Company and the costs of repair can be reasonably estimated.

Revenue Recognition

The majority of the Company’s revenue is derived from the sale of products. The Company recognizes revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectibility is reasonably assured. The

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Company offers certain of its customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. The Company monitors and tracks product returns and records a provision for the estimated amount of future returns based on historical experience and any notification it receives of pending returns.

Advertising

Advertising costs are expensed as incurred. Total advertising costs, including participation at industry trade shows were $2.9 million, $5.2 million and $6.5 million for fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Shipping and Handling

Shipping and handling expenses are expensed as incurred and such amounts are included in cost of sales.

Research & Development

Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance now codified as FASB ASC Topic 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a multiple option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting for uncertainties in income taxes recognized in accordance with FASB ASC Topic 740-20 by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740-20 requires that any liability created for unrecognized tax benefits is disclosed. The application of FASB ASC Topic 740-20 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Earnings (Loss) Per Share

In accordance with accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options using the treasury stock method.

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative non-governmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 were effective for interim and annual periods ending after September 15, 2009 and, accordingly, were effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

pre-codification standards. On the effective date of FASB ASC Topic 105, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

In May 2009, the FASB issued guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This pronouncement was effective for interim or fiscal periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, results of operations or financial position; however, the provisions of FASB ASC Topic 855 resulted in additional disclosures with respect to subsequent events.

In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which amends previous guidance to require disclosures about fair value of financial instruments in interim as well as annual financial statements in the current economic environment. This pronouncement was effective for periods ending after June 15, 2009. The adoption of this pronouncement did not have a material impact on the Company’s business, financial condition or results of operations; however, these provisions of FASB ASC Topic 820 resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.

In November 2008, the FASB issued guidance now codified as FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, this pronouncement requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, and such assets should be amortized to expense over the period such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with FASB ASC Topic 820. This pronouncement was effective for financial statements in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 350 did not have a material impact on the Company’s business, financial condition or results of operations.

In April 2008, the FASB issued guidance now codified as FASB ASC Topic 350, “Intangibles – Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The pronouncement was effective in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 350 did not have a material impact on the Company’s business, financial condition or results of operations.

In December 2007, the FASB issued guidance now codified as FASB ASC Topic 805-10, “Business Combinations,” which changes how business acquisitions are accounted for and changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. The provisions of FASB ASC Topic 805-10 were effective in the first quarter of 2009. The adoption of the provisions of FASB ASC Topic 805-10 did not have a material impact on the Company’s business, financial condition or results of operations.

New Accounting Pronouncements

In October 2009, the FASB issued an update to FASB ASC Topic 605, “Revenue Recognition.” This Accounting Standards Update (ASU), No. 2009-13, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under previous accounting guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the potential impact of this standard on its business, financial condition and results of operations.

Subsequent Events

The Company has evaluated activities through February 19, 2010, and all known subsequent events have been included in this report.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Inventories

Inventories are as follows:

	January 3, 2010	December 28, 2008
Parts and components	$27,937	$28,547
Work-in-process	1,363	2,618
Finished goods	31,244	49,933

Total inventories	$60,544	$81,098

Inventories are net of an allowance for excess and obsolete inventories of approximately $22.6 million and $43.4 million as of January 3, 2010 and December 28, 2008, respectively.

Property, Plant and Equipment

Net property, plant and equipment are as follows:

	January 3, 2010	December 28, 2008
Machinery and equipment	$169,638	$164,102
Buildings and improvements	66,408	63,545
Land	15,562	15,521
Office furniture and equipment	51,562	48,606
Leasehold improvements	8,457	7,801

Gross property, plant and equipment	311,627	299,575
Less: Accumulated depreciation and amortization	(221,744)	(200,959)

Total property, plant and equipment, net	$89,883	$98,616

Depreciation expense totaled $19.4 million, $21.0 million and $21.9 million for 2009, 2008 and 2007, respectively.

Asset Held For Sale

In the fourth quarter of 2008, the Company completed the closure of its manufacturing facility in Salisbury, Maryland as part of its 2008 Restructuring Plan. The carrying value of the building was separately presented in the accompanying balance sheet under the caption “Asset Held for Sale” and this asset was no longer depreciated. During 2009, the Company recorded additional charges of $1.0 million to write the building down to its fair value less cost to sell in accordance with FASB ASC Topic 360. The Company signed a Purchase and Sale Agreement for the building in April 2009 and the sale of the building was completed on October 8, 2009 resulting in net proceeds of approximately $3.9 million.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	January 3, 2010	December 28, 2008
Accrued vendor cancellation costs	$5,458	$10,563
Accrued warranty costs	7,038	10,763
Other accrued expenses and other current liabilities	11,450	16,064

Total accrued expenses and other current liabilities	$23,946	$37,390

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Warranty

Accrued warranty costs are as follows:

	Fiscal Years Ended
Description	January 3, 2010	December 28, 2008
Warranty reserve beginning balance	$10,763	$26,975
Reductions for warranty costs incurred	(12,144)	(16,628)
Warranty accrual related to current period sales	8,387	6,692
Settlement of previous warranty claims	—	(2,858)
Change in estimate related to previous warranty accruals	—	(2,360)
Effect of exchange rates	32	(1,058)

Warranty reserve ending balance	$7,038	$10,763

Note 4. Intangible Assets

Intangible Assets

Intangible assets, excluding goodwill, are as follows:

Intangible Assets Subject to Amortization:	December 28, 2008
Developed technology (net of accumulated amortization of $3,206)	$2,494
Customer relationships (net of accumulated amortization of $3,479)	1,309

Intangible assets, net	$3,803

Amortization expense related to intangible assets totaled $3.4 million and $29.3 million for 2009 and 2008, respectively. The remaining intangible assets were fully amortized in 2009.

Note 5. Financing Arrangements and Long-Term Debt

Long-term debt

	January 3, 2010	December 28, 2008
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	130,887	156,321

Total debt	$280,887	$306,321

During 2009, the Company repurchased $25.4 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of $12.7 million on the purchase. After the purchase, the Company had $130.9 million remaining on the 1.875% convertible subordinated notes.

On April 3, 2009, the Company entered into a Credit Agreement (“Credit Agreement”), with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC), as arranger and administrative agent. Pursuant to the Credit Agreement, Wells Fargo Capital Finance made available to the Company a senior secured revolving credit facility up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts and cash and cash equivalents. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes financial covenants

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

including minimum EBITDA and maximum capital expenditures that are applicable only if the availability under the Company’s line of credit falls below $20.0 million. On December 31, 2009, the Company entered into a Waiver, Consent, Amendment to the Credit Agreement. Under the amendment, certain immaterial technical defaults by the Company were waived by Wells Fargo. In addition, certain financial covenants were amended, including the lowering of the minimum EBITDA thresholds. As of January 3, 2010, the Company had approximately $29.4 million of availability under the Credit Agreement, of which approximately $5 million was utilized by an outstanding letter of credit.

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

On November 10, 2004, the Company completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 (“2024 Notes”). The notes are convertible into the Company’s common stock at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The Company may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of the Company’s common stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by the Company at any time after November 21, 2011. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. Holders of the notes may also require the Company to repurchase all or a portion of their notes in the case of a change in control. In addition, under certain circumstances related to a change in control, the conversion price of the notes may be adjusted downwards, thereby increasing the number of shares issuable upon conversion, if holders of the notes elect to convert their notes at a time when the notes are not redeemable by the Company. The Company used a portion of the proceeds of the offering to fund the repurchase of $40.0 million of its common stock (5,050,505 shares) simultaneously with the issuance of the notes. The Company received net cash proceeds of approximately $154.2 million after the deduction of the amount used for the common stock repurchase and debt issuance costs.

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

Note 6. Restructuring and Impairment Charges and Accrued Restructuring

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Estonia and Sweden. These reductions were undertaken in response to current economic conditions and the global macroeconomic slowdown that began in the fourth quarter of 2008. The Company finalized this plan in the fourth quarter of 2009; however, additional amounts may be accrued in 2010 related to actions associated with this plan.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the 2009 Restructuring Plan for the fiscal year ended January 3, 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$—	$—	$—
Amounts accrued	2,769	78	2,847
Amounts paid/incurred	(2,268)	(78)	(2,346)
Effects of exchange rates	—	—	—

Balance at January 3, 2010	$501	—	501

The costs associated with these exit activities were recorded in accordance with the accounting guidance now codified as FASB ASC Topic 420, “Exit or Disposal Obligations.” Pursuant to this guidance, a liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for one-time employee termination benefits that is incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reduction amounts will be paid through the second quarter of 2011.

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

A summary of the activity affecting the accrued restructuring liability related to the 2008 Restructuring Plan for the fiscal year ended January 3, 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$3,106	$585	$3,691
Amounts accrued	650	95	745
Amounts paid/incurred	(3,652)	(406)	(4,058)
Effects of exchange rates	73	60	133

Balance at January 3, 2010	$177	334	511

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reductions will be paid out through the second quarter of 2010, and the facility closure amounts will be paid out over the remaining lease term, which extends through September 2010.

2007 Restructuring Plan

In the second quarter of 2007, the Company formulated and began to implement a plan to further consolidate operations and reduce operating costs. As part of this plan, the Company closed its design and development centers in El Dorado Hills, California and Toronto, Canada, and discontinued its design and development center in Shipley, UK. Also as part of this plan, the Company sold its manufacturing operations located in Hungary to Sanmina-SCI, a third-party contract manufacturing supplier, and entered into a manufacturing services agreement with Sanmina-SCI. The transaction included inventories and fixed assets and included a sublease of the existing facility, along with the assumption of certain liabilities, including all transferred employees. The Company finalized this plan in the fourth quarter of 2007.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the 2007 Restructuring Plan for the fiscal year ended January 3, 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$551
Amounts accrued	(179)
Amounts paid/incurred	(375)
Effects of exchange rates	3

Balance at January 3, 2010	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The remaining payments on this plan were made during 2009, and all actions associated with this plan have been completed.

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

A summary of the activity affecting the accrued restructuring liability related to the 2006 Plan for Consolidation of Operations for the fiscal year ended January 3, 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$146
Amounts accrued	175
Amounts paid/incurred	(321)
Effects of exchange rates	—

Balance at January 3, 2010	$—

The costs associated with these exit activities were recorded in accordance with the accounting guidance in FASB ASC Topic 420. The remaining payments on this plan were made during 2009, and all actions associated with this plan have been completed.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the fiscal year ended January 3, 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$1,425
Amounts accrued	—
Amounts paid/incurred	(634)
Effects of exchange rates	—

Balance at January 3, 2010	$791

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in 2009, 2008 and 2007. A summary of these charges is listed below:

	For the Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Intangible asset impairment	$—	$18,306	$666
Restructuring and impairment charges:
Inventory charges	—	9,656	13,327
Facility asset impairment	955	2,604	10,729
Settlement of contractual commitments	—	565	9,727
Severance	977	4,386	177
Other charges	—	713	544

Total cost of sales	1,932	36,230	35,170
Intangible asset impairment	—	11,219	2,015
Restructuring and impairment charges:
Severance	2,442	2,299	5,886
Facility closure and impairment charges	169	1,729	2,718
Other charges	—	931	677

Total operating expenses	2,611	16,178	11,296
Goodwill impairment	—	315,885	151,735

Total restructuring and impairment charges	$4,543	$368,293	$198,201

In 2009, the Company recorded charges of approximately $3.4 million in severance costs, of which $1.0 million and $2.4 million was recorded in cost of sales and operating expenses, respectively. In connection with these plans, the Company incurred severance costs in 2008 at various locations of $6.7 million, of which $4.4 million and $2.3 million was recorded in cost of sales and operating expenses, respectively. During 2008, the Company also incurred charges of $1.6 million for professional fees related to these restructuring plans, including charges related to various professional fees to wind down the entities, of which $0.7 million was included in cost of goods sold and $0.9 million was included in operating expenses. The Company incurred severance costs in 2007 of $6.1 million, of which $0.2 million and $5.9 million was recorded in cost of sales and operating expenses, respectively. During 2007, the Company also incurred charges of $1.2 million for professional fees related to these restructuring plans, including a charge related to the Company’s sale of its manufacturing facility in Hungary.

In 2009, the Company recorded a charge of approximately $0.2 million related to facility closures costs. The Company also recorded facility closure charges of $1.7 million in 2008 consisting primarily of the remaining lease payments for its closed development facility in Bristol, UK. During 2007, the Company recorded facility closure charges of $1.7 million related primarily to the closure of its design and development centers in El Dorado Hills, California and Toronto, Canada, and the discontinuance of its design and development center in Shipley, UK.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

In 2009, the Company sold the Salisbury, Maryland building and recorded a charge of approximately $1.0 million to write the building down to its fair value less cost to sell. In 2008, the Company recorded a net impairment charge of $1.2 million related primarily to manufacturing equipment and other assets located in closed plants in Salisbury, Maryland, Hungary and Costa Rica. In addition, the Company recorded a charge of $0.3 million to write the Salisbury building down to its fair value less cost to sell that was classified as held for sale in 2008. Also in 2008, the Company recorded facility closure charges of $1.1 million consisting of the remaining lease payments for its closed facility in Hungary as the cease-use date criteria in FASB ASC Topic 420 was met in 2008. In 2007, the Company also recorded a net impairment charge of $7.4 million related to manufacturing equipment located in plants either closed or to be closed in China, Hungary and Costa Rica. During 2007, the Company recognized a $1.9 million impairment charge on its building in Costa Rica to reflect its estimated current market value. The sale of the Costa Rica building was completed in the second quarter of 2008.

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

In 2007, the Company sold one of its facilities in Sweden for approximately $11.8 million and realized a loss of approximately $1.0 million.

Intangible Asset Impairment

In 2008, the Company performed an analysis of the recoverability of its intangible assets in accordance with FASB ASC Topic 350, which included a detailed review of its developed technology and customer relationship intangible assets from prior acquisitions, including its Filtronic plc, REMEC Wireless, and LGP Allgon acquisitions. The Company determined that the developed technology and related customer relationship intangible assets had either been replaced or were at the end of life and had no future forecasted cash flows. Accordingly, the Company recorded an intangible asset impairment charge of approximately $29.5 million in 2008, which included approximately $18.3 million for developed technology intangible assets and $11.2 million related to customer relationship intangibles. In 2007, the Company performed a similar analysis of the recoverability of its intangible assets, and an impairment charge of $2.7 million, including $0.7 million of developed technology and $2.0 million of customer relationship intangible assets was recorded. These charges were related to intangible assets from prior acquisitions that have either been replaced or were at the end of life and had no future forecasted cash flows. These charges were included in the caption, Restructuring and Impairment Charges in the accompanying Consolidated Statement of Operations.

Goodwill Impairment

In the fourth quarter of 2008, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required. As a result, the Company reviewed its goodwill for impairment under a two-part test in accordance with FASB ASC Topic 350. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. Based upon this test, the Company determined that its goodwill was impaired and the second step was required to measure the amount of the impairment. In the fourth quarter of 2008, the Company completed the second step to measure the goodwill and recorded a charge of $315.9 million, representing the write-off of the remaining balance of the goodwill.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

In the fourth quarter of 2007, the market value of the Company’s common stock substantially declined. As a result of this decline, the Company determined that it had an indicator of impairment of its goodwill, and an interim test of goodwill impairment was required. As a result, the Company reviewed its goodwill for impairment in accordance with FASB ASC Topic 350 and determined that its goodwill was impaired and recorded a charge of $151.7 million.

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

Note 7. Other Income (Expense), Net

Other income (expense), net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with the Company’s convertible subordinated notes and fees on its revolving Credit Agreement. The components of other income (expense), net, are as follows:

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Interest income	$572	$682	$2,137
Interest expense	(11,070)	(11,233)	(10,086)
Foreign currency gain, net	3,964	11,455	910
Gain on repurchase of convertible debt	12,693	32,207	2,101
Other income, net	2,222	1,730	2,872

Total other income (expense), net	$8,381	$34,841	$(2,066)

Other income (expense), net for 2009 includes a gain of approximately $12.7 million related to the repurchase of approximately $25.4 million aggregate principal value of outstanding 1.875% convertible subordinated notes due 2024. Other income (expense), net for 2008 includes a gain of approximately $32.2 million related to the repurchase of approximately $43.7 million aggregate principal value of outstanding 1.875% convertible subordinated notes due 2024. Other income (expense), net for 2007 includes a gain of approximately $2.1 million related to the repurchase of approximately $116.4 million aggregate principal value of outstanding 1.25% convertible subordinated notes due July 2008.

Note 8. Gain on Settlement of Litigation

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

Note 9. Loss Per Share

In accordance with FASB ASC Topic 260, basic loss per share is based upon the weighted average number of common shares outstanding. Diluted loss per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 30,293,289, 33,341,377 and 31,753,446 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted earnings (loss) per share:

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Basic:
Net income (loss)	$3,222	$(348,664)	$(309,535)
Weighted average common shares	131,803	131,077	130,396
Basic earnings (loss) per share	$0.02	$(2.66)	$(2.37)
Diluted:
Net income (loss)	$3,222	$(348,664)	$(309,535)
Interest expense of convertible debt, net of tax	—	—	—

Net income (loss), as adjusted	$3,222	$(348,664)	$(309,535)

Weighted average common shares	131,803	131,077	130,396
Potential common shares
Employee stock options	1,993	—	—
Restricted stock	210	—	—

Weighted average common shares, as adjusted	134,006	131,077	130,396

Diluted earnings (loss) per share	$0.02	$(2.66)	$(2.37)

Note 10. Commitments and Contingencies

Lease Agreements

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable leases, certain of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses related to these facilities. In some cases, the base rent will increase during the term of the lease based on a predetermined schedule or increases in the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the life of the lease for leases containing stated rent escalations.

Future minimum lease payments required under all operating leases at January 3, 2010 are payable as follows:

Fiscal Year	Total
2010	$4,238
2011	1,602
2012	1,246
2013	750
2014	521
Thereafter	734

Total	$9,091

The Company has subleased certain of its facilities. Future minimum rentals to be received by the Company under subleases at January 3, 2010 are as follows:

Fiscal Year	Total
2010	$2,684
2011	2,187
2012	2,160
2013	2,224
2014	1,309
Thereafter	522

Total	$11,086

Total rent expense was $5.0 million, $4.9 million and $5.7 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

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

In March 2007, one additional lawsuit that relates to the pending shareholder class action was filed. The lawsuit, Cucci v. Edwards, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against current and former directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of May 2, 2005 through October 9, 2006. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty, waste of corporate assets, mismanagement, and insider trading under state law. The derivative complaint was removed to federal court, and was also pending before Judge Gutierrez. On May 15, 2009, the parties executed a stipulation of settlement to resolve the derivative action. According to the terms of the proposed settlement, the Company will adopt certain enhancements to its corporate governance policies and procedures and counsel for the derivative plaintiff will be reimbursed its legal fees and expenses, which will be funded by the Company’s directors and officers liability insurance. The Court granted preliminary approval of the proposed settlement on June 22, 2009, and on October 19, 2009 entered a judgment that granted final approval of the settlement.

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

Note 11. Contractual Guarantees and Indemnities

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 3, 2010 includes:

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in September 2007 and November 2004 agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

Note 12. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Effective for fiscal year 2010, the Company matches 100% of the first 3% of eligible compensation contributed and 50% of the next 2%. For prior periods, the Company matched 100% of the eligible compensation contributed up to 6%. Employer matching contributions for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 were $1.7 million, $1.8 million and $1.4 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended January 3, 2010, December 28, 2008 or December 30, 2007.

Note 13. Employee Stock Purchase Plan

The Company’s Extended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”) provides for shares of common stock that are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing semi-annual offerings with purchases occurring at six-month intervals. The ESPP administration is overseen by the Board of Directors. Employees are eligible to participate if they are employed by the Company for at least 20 hours per week and if they have been employed by the Company for at least 90 days. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. Employees may end their participation in an offering at any time during the offering period,

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

and participation ends automatically upon termination of employment. The total number of shares of common stock that may be purchased by an employee in any offering period may not exceed 5,000 shares. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. On August 12, 2008, the Company’s shareholders approved an amendment which increased the authorized number of common shares available for purchase under the Plan from 390,953 to 1,890,953. At January 3, 2010, there were rights to purchase approximately 340,100 shares under the ESPP’s current offering period, which concluded on January 31, 2010. There were 1,003,585 shares available for purchase at January 3, 2010 under the ESPP. The Plan has a termination date of July 31, 2017.

Note 14. Stock Plans and Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the guidance now codified as FASB ASC Topic 718. Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted according to the Black-Scholes-Merton option pricing model and a multiple option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.

During the year ended January 3, 2010, the Company recognized total compensation expense of $4.4 million, which consists of $4.3 million for stock options and $0.1 million for employee stock purchase plan awards in its consolidated statement of operations. During the year ended December 28, 2008, the Company recognized total compensation expense of $4.8 million, which consists of $4.4 million for stock options and $0.4 million for employee stock purchase plan awards in its consolidated statement of operations. During the year ended December 30, 2007, the Company recognized total compensation expense of $4.9 million, which consists of $4.6 million for stock options and $0.3 million for employee stock purchase plan awards in its consolidated statement of operations.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Cost of sales	$1,047	$1,007	$700
Sales and marketing expenses	354	388	472
Research and development expenses	979	1,123	759
General and administrative expenses	1,975	2,236	2,956

Increase to operating loss before income taxes	4,355	4,754	4,887
Income tax benefit recognized	—	—	—

Impact on net income (loss)	$4,355	$4,754	$4,887

Impact on earnings (loss) per share:
Basic and diluted	$0.03	$0.04	$0.04

As of January 3, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock based-awards and employee stock purchase plan was approximately $2.9 million (net of estimated forfeitures of $0.3 million) which is expected to be recognized over a weighted-average period of 1.2 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of six months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a ten year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during fiscal years 2009, 2008 and 2007 were $0.45 per share, $1.97 per share and $2.62 per share, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The fair value of restricted stock awards is based upon the closing market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of restricted stock awards granted in 2008 and 2007 was $3.28 and $6.32, respectively. There were no restricted stock awards granted in 2009.

The fair value of options granted under the Company’s stock incentive plans during fiscal years 2009, 2008 and 2007 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Weighted average risk-free interest rate	1.7%	2.6%	4.2%
Expected life (in years)	5.1	4.6	4.5
Expected stock volatility	138%	58%	44%
Dividend yield	None	None	None

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

1995 Stock Option Plan

The Company’s 1995 Stock Option Plan (the “1995 Plan”), as amended, permits executive personnel, key employees and non-employee members of the Board of Directors of the Company to participate in ownership of the Company. Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996, between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of common stock under the 1995 Stock Option Plan, any additional shares issued under that Plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The Company and those certain shareholders have agreed that this share redemption agreement applies only to the exercise of options to purchase a total of 2,530,845 shares of the Company’s common stock. As of January 3, 2010, a total of 5,766,296 options have been exercised under the 1995 Plan, of which a total of 2,481,296 shares of common stock have been funded from those shareholders party to the amended Stockholder’s Agreement. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At January 3, 2010, there were 16,200 options outstanding under the 1995 Plan at a weighted average exercise price of $7.07 share. The ability to grant additional shares under the 1995 Plan expired in December 2005. Therefore, there are no shares available for grant under the 1995 Plan at January 3, 2010, and there were a total of 16,200 shares of common stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

The Company’s 1996 Stock Incentive Plan (the “1996 Plan”), as amended, provides for the granting of “incentive stock options,” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), non-statutory options and restricted stock grants to directors, officers, employees and consultants of the Company, except that incentive stock options may not be granted to non-employee directors or consultants. As of January 3, 2010, a total of 5,501,071 non-statutory options had been exercised under the 1996 Plan and there were 1,713,509 non-statutory options outstanding under the 1996 Plan at a weighted average exercise price of $13.00 per share. The ability to grant additional shares under the 1996 Plan expired on December 5, 2006. Therefore, there were no shares available for grant under the 1996 Plan at January 3, 2010.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

1996 Director Stock Option Plan

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s common stock are reserved for issuance under the plan. On November 10, 2005, the Company’s shareholders approved the Director Plan Amendment that extended the term of the Director Plan from its previous expiration date of December 5, 2006 to December 5, 2016. Under the Director Plan, the Board of Directors has the discretion to determine the timing and amount of option grants to directors who are not employees or paid consultants to the Company. It is the current practice of the Board to grant outside directors an option to purchase 45,000 shares upon reelection to the Board of Directors. The option vests in twelve equal monthly installments so that it is fully vested after one year. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of common stock on the grant date. All options expire no later than five years after the grant date. As of January 3, 2010, a total of 208,125 options had been exercised under the Director Plan. There were 510,000 options outstanding under the Director Plan as of January 3, 2010 at a weighted average exercise price of $3.02 per share. There were 481,875 shares available for grant under the Director Plan at January 3, 2010.

2000 Stock Option Plan

The Company’s 2000 Stock Option Plan (the “2000 Plan”) provides that a total of 2,640,000 shares of the Company’s common stock are reserved for issuance under the 2000 Plan. The 2000 Plan provides for the granting of only non-statutory stock options to employees, executive officers and consultants of the Company. The exercise price per share of common stock of the Company covered by each option shall be equal to 100% of the fair market value of the common stock on the date that the option is granted. In no event shall any participant under the 2000 Plan be granted options under the 2000 Plan covering more than 300,000 shares in any one calendar year. Authority to control and manage the 2000 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2000 Plan, to determine the administration of the 2000 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more executive officers of the Company (the “Administrator”). All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2000 Plan shall have the authority, consistent with the provisions of the 2000 Plan and the authority granted by the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number of shares which will be subject to options granted under the 2000 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an Option Agreement to effect a “re-pricing” of the exercise price of an option either by (i) lowering the exercise price of a previously granted option or (ii) by canceling a previously granted option and granting a new option, except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2000 Plan shall not be considered a re-pricing of such option. Options generally vest at the rate of 25% on the first anniversary of the grant date and the remaining 75% vests in equal monthly installments over the following three years. All options expire no later than five years after the grant date. As of January 3, 2010, 837,691 shares had been exercised under the 2000 Plan. There were 1,736,583 options outstanding under the 2000 Plan as of January 3, 2010 at a weighted average exercise price of $3.42 per share. There were 65,726 shares available for grant under the 2000 Plan at January 3, 2010. The 2000 Plan has a termination date of March 17, 2010.

2002 Stock Option Plan

The Company’s 2002 Stock Option Plan (the “2002 Plan”) was approved by the shareholders of the Company on April 24, 2002. The 2002 Plan provides that a total of 2,000,000 shares of the Company’s common stock are reserved for issuance under the 2002 Plan. Employees and consultants or independent advisors who are in the service of the Company or its subsidiaries are eligible to participate in the 2002 Plan. The Company’s executive officers and other highly paid employees are also eligible to participate in the 2002 Plan. The 2002 Plan provides only for the granting of non-statutory stock options. The exercise price per share of common stock of the Company covered by each option shall be equal to 100% of the fair market value of the common stock on the date that the option is granted. In no event shall any participant under the 2002 Plan be granted options under the 2002 Plan covering more than 300,000 shares in any one calendar year. All options granted pursuant to the 2002 Plan shall have a maximum term of no more than ten years from the grant date. Authority to control and manage the 2002 Plan is vested with the Company’s Board of Directors, which has sole discretion and authority, consistent with the provisions of the 2002 Plan, to determine the administration of the 2002 Plan. The Board of Directors may delegate such responsibilities in whole or in part to a committee consisting of two or more members of the Board of Directors or two or more officers of the Company. All option grants to executive officers of the Company shall be approved by the Board of Directors or the Compensation Committee of the Board of Directors. The Administrator of the 2002 Plan shall have the authority, consistent with the provisions of the 2002 Plan and the authority of the Board of Directors, to determine which eligible participants will receive options, the time when options will be granted, the terms of options granted and the number

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

of shares which will be subject to options granted under the 2002 Plan. Notwithstanding the foregoing, the Administrator shall not have the authority to amend an option agreement to effect a “re-pricing” of the exercise price of such option either by (1) lowering the exercise price of a previously granted option or (2) by canceling a previously granted option and granting a new option except that changes in the Company’s capital structure or a change in control of the Company pursuant to the terms of the 2002 Plan shall not be considered a re-pricing of such option. As of January 3, 2010, 641,522 shares had been exercised under the 2002 Plan. There were 1,339,856 options outstanding under the 2002 Plan as of January 3, 2010 at a weighted average exercise price of $4.09 per share. There were 18,622 shares available for grant under the 2002 Plan at January 3, 2010. The 2002 Plan has a termination date of January 23, 2012.

2005 Stock Incentive Plan

The Company’s 2005 Stock Incentive Plan (the “2005 Plan”) was approved by the shareholders of the Company on November 10, 2005. The 2005 Plan provides that a total of 7,500,000 shares of the Company’s common stock are reserved for issuance under the 2005 Plan. Any person who is an employee of the Company or any affiliate thereof, any person to whom an offer of employment with the Company has been extended, as determined by either the Board of Directors or one or more committees designated by the Board (the “Committee”), or any person who is a non-employee director is eligible to be designated by the Committee to receive awards and become a participant under the 2005 Plan. The 2005 Plan includes the following equity compensation awards: non-qualified stock options, restricted stock awards, unrestricted stock awards, stock appreciation rights and restricted stock units. The exercise price per share of a stock option shall not be less than the fair market value of the Company’s common stock on the date the option is granted, provided that the Committee may in its discretion specify for any stock option an exercise price per share that is higher than the fair market value of the Company’s common stock on the date the option is granted. The Committee shall determine the period during which a vested stock option may be exercised, provided that the maximum term of a stock option shall be ten years from the date the option is granted. A maximum of 7,500,000 shares of common stock may be issued and sold under all awards, restricted and unrestricted, granted under the 2005 Plan. Of such aggregate limit, the maximum number of shares of common stock that may be issued under all awards of restricted stock, restricted stock units and stock awards, in the aggregate, shall be 3,000,000 shares. The maximum number of shares of common stock that may be subject to stock options, stock appreciation rights, restricted stock, stock units and stock awards, in the aggregate, granted to any one participant during any single fiscal year period shall be 500,000 shares. The foregoing limitations shall each be applied on an aggregate basis taking into account awards granted to a participant under the 2005 Plan as well as awards of the same type granted to a participant under any other equity-based compensation plan of the Company or any affiliate thereof. The 2005 Plan is to be administered by the Committee. The Committee shall have such powers and authority as may be necessary or appropriate to carry out the functions of the Committee as described in the 2005 Plan. Subject to the express limitations of the 2005 Plan, the Committee shall have authority in its discretion to determine the persons to whom, and the time or times at which, awards may be granted, the number of shares, units or other rights subject to each award, the exercise, base or purchase price of an award (if any), the time or times at which an award will become vested, exercisable or payable, the performance goals and other conditions of an award, the duration of the award and all other terms of the award. The Committee may prescribe, amend and rescind rules and regulations relating to the 2005 Plan. All interpretations, determinations and actions by the Committee shall be final, conclusive and binding upon all parties. Additionally, the Committee may delegate to one or more officers of the Company the ability to grant and determine terms and conditions of awards under the 2005 Plan to certain employees, and the Committee may delegate to any appropriate officer or employee of the Company responsibility for performing certain ministerial functions under the 2005 Plan. Subject to anti-dilution adjustment provisions in the 2005 Plan, without the prior approval of the Company’s shareholders, evidenced by a majority of votes cast, neither the Committee nor the Board of Directors shall cause the cancellation, substitution or amendment of a stock option that would have the effect of reducing the exercise price of such a stock option previously granted under the 2005 Plan, or otherwise approve any modification to such a stock option that would be treated as a “repricing” under the then applicable rules, regulations or listing requirements adopted by the NASDAQ Stock Market. As of January 3, 2010, 895,000 shares of restricted stock had been granted under the 2005 Plan, of which there are 201,563 subject to a risk of forfeiture. There were 5,256,666 options outstanding under the 2005 Plan as of January 3, 2010 at a weighted average exercise price of $2.76 per share. There were 1,348,334 shares available for grant under the 2005 Plan at January 3, 2010. The 2005 Plan has a termination date of September 20, 2015.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Stock Option and Awards Activity

The following table summarizes activity for outstanding options under the Company’s stock option plans for the fiscal year ended January 3, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 28, 2008	6,841	$8.34
Granted	4,714	$0.54
Exercised	—	$—
Forfeited	(403)	$3.75
Expired	(561)	$14.32

Balance at January 3, 2010	10,591	$4.73	6.27	$3,358

Vested or expected to vest at January 3, 2010	10,060	$4.90	6.20	$3,051

Exercisable at January 3, 2010	4,394	$8.78	4.56	$14

The following table summarizes information about all stock options outstanding at January 3, 2010 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan, 2002 Plan and 2005 Plan:

Range of Exercise Prices	Options Outstanding at January 3, 2010			Options Exercisable at January 3, 2010
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.42	772	$0.42	9.10	—	$—
$0.48	3,070	$0.48	8.29	—	$—
$0.49 - $4.88	2,152	$3.06	4.96	609	$3.80
$4.96 - $6.69	2,281	$6.05	5.60	1,748	$5.96
$6.80 - $67.08	2,316	$12.05	4.49	2,037	$12.69

Total	10,591	$4.73	6.27	4,394	$8.78

The aggregate intrinsic value of stock options exercised during fiscal 2008 and 2007 was $0.1 million and $2.2 million, respectively. There were no stock options exercised during fiscal 2009.

The total fair value of restricted stock awards vested during fiscal 2009, fiscal 2008 and fiscal 2007 was $0.2 million, $0.8 million and $1.0 million, respectively.

The following table summarizes activity for restricted stock awards for the fiscal year ended January 3, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance at December 28, 2008	380	$4.29
Granted	—	—
Released	(178)	3.98
Forfeited	—	—

Balance at January 3, 2010	202	$4.56

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Note 15. Income Taxes

The components of income (loss) before income taxes and income tax provision for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 consist of the following:

	Fiscal Years Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Income (loss) before income taxes:
United States	$(24,374)	$(235,392)	$(148,725)
Foreign	30,878	(109,810)	(153,612)

Total income (loss) before income taxes	$6,504	$(345,202)	$(302,337)

Income tax provision:
Current
Federal	(34)	121	715
State	152	134	—
Foreign	4,641	8,638	8,455

Total current income tax provision	4,759	8,893	9,170

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(1,477)	(5,431)	(1,972)

Total deferred tax provision (benefit)	(1,477)	(5,431)	(1,972)

Total income tax provision	$3,282	$3,462	$7,198

The provision for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 as follows:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Taxes at federal statutory rate	$2,276	$(120,820)	$(105,868)
State taxes, net	152	134	—
Foreign income taxed at different rates	(4,218)	(9,757)	(4,052)
Goodwill impairment	—	59,962	32,242
Earnings of foreign subsidiaries subject to US tax	11,806	28,407	10,167
Imputed interest income	412	857	1,727
Change in FASB ASC Topic 740 reserve	(2,664)	4,473	2,769
Stock compensation – Non – U.S.	1,504	123	119
China withholding tax	738	1,056	—
Other	28	(2,168)	2,919
Change in valuation allowance	(6,752)	41,195	67,175

Income tax provision	$3,282	$3,462	$7,198

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	January 3, 2010	December 28, 2008
Deferred tax assets
Accruals and provisions	$12,882	$25,119
Net operating loss carry-forwards	164,777	129,123
Property, plant and equipment	3,698	10,742
Intangibles	93,007	99,827
Tax credit carry-forwards	19,025	22,543
Other	5,000	(472)
Inventory reserve	(33)	101

Gross deferred tax assets	298,356	286,983

Less: valuation allowance	(291,907)	(283,779)

Net deferred tax assets	$6,449	$3,204

As of January 3, 2010, deferred income taxes were impacted by the change in the applicable statutory tax rate in China as a result of a special tax incentive granted to the Company. The net effect was a decrease to deferred tax assets of $1.2 million. As of December 28, 2008, deferred income taxes were impacted by the change in the applicable statutory tax rate mainly in Sweden as a result of legislation. The net effect was an increase to deferred tax assets of $1.2 million.

As of January 3, 2010, the Company has $1,186.5 million of United States federal and state net operating loss carry-forwards and $108.2 million of foreign net operating losses, net of uncertain tax positions, some of which will begin to expire in 2023 if not utilized. Net operating loss carry-forwards, and the related carry-forward periods, at January 3, 2010, are summarized as follows:

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carry-forward Period Ends
United States Federal net operating loss	$358,164	$125,357	$(125,357)	$—	2023
United States State net operating loss	828,336	13,228	(13,228)	—	2009
Foreign net operating losses	108,181	34,176	(33,300)	876	Indefinite

Total	$1,294,681	$172,761	$(171,885)	$876

Approximately $42.7 million of the U.S. federal net operating loss is subject to annual limitations on utilization equal to approximately $18.5 million pursuant to Section 382 of the Internal Revenue Code.

A valuation allowance of approximately $171.9 million has been provided for certain of the above carry-forwards. This valuation allowance reduces the deferred tax asset related to net operating loss carry-forwards of $0.9 million to an amount that is more likely than not to be realized.

The Company also has Federal and California tax credit carry-forwards of $8.0 million and $16.9 million, respectively. The Federal credits will begin to expire in 2021 and the California tax credits began to expire in 2009. A full valuation allowance has been provided for these tax credits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Based on historical and forecasted earnings, the Company removed a valuation allowance of approximately $0.2 million, $1.1 million and $0.6 million in Brazil, Canada and Finland during the fourth quarter of 2009. The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2009 where the Company believes it is more likely than not that deferred tax assets will not be realized.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

On January 2, 2006, the Company began reporting results in accordance with FASB ASC Topic 718 and recognized expense in 2007, 2008 and 2009 related to stock-based compensation. Some of those costs are not deductible in the U.S. or in foreign countries. In the future, approximately $3.1 million of the valuation allowance will reverse to equity.

FASB ASC Topic 740 clarifies the accounting for uncertainties in income taxes by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740 requires that any liability created for unrecognized tax benefits be disclosed. The application of FASB ASC Topic 740 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The tax years subject to examination for the Company’s U.S. federal return are the 2007 through 2009 tax years, including adjustments to net operating loss carryovers in those years. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from 3 to 6 years.

As of January 3, 2010, the liability for income taxes associated with uncertain tax positions was $14.8 million. Of this amount, $5.5 million, if recognized, would affect tax expense and would require penalties and interest of $0.4 million, $1.2 million would result in a decrease in prepaid assets, and $7.7 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

As of December 28, 2008, the liability for income taxes associated with uncertain tax positions was $10.6 million. Of this amount, $8.2 million, if recognized, would affect tax expense and would require penalties and interest of $0.3 million, $0.9 million would result in a decrease in prepaid assets, and $1.2 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	January 3, 2010	December 28, 2008	December 30, 2007
Unrecognized tax benefits beginning of year balance	$8,238	$9,239	$8,952
Gross increases for tax positions of prior years	2,034	1,110	—
Gross decreases for tax positions of prior years	(3,514)	(529)	(2,405)
Gross increases for tax positions of current year	8,632	3,804	2,692
Settlements	—	(5,386)	—
Lapse of statute of limitations	(1,009)	—	—

Unrecognized tax benefits ending of year balance	$14,381	$8,238	$9,239

The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at anytime. While the Company has accrued for amounts it believes are the expected outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The liability is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.

As a result of our ongoing audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Additionally, the IRS has concluded their examination of the 2006 tax year and the Finland tax authorities have concluded their tax audit for the 2007-2008 tax years with only immaterial adjustments. At January 3, 2010, the Company has concluded all United States federal income tax matters for years through 2006. All other material state and local, and foreign income tax matters have been concluded for years through 2005.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Note 16. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments were as follows:

	January 3, 2010		December 28, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$60,439	60,439	$46,906	$46,906
Restricted cash	2,600	2,600	3,433	3,433
Long-term debt, including current portion
3.875% Convertible Subordinated Notes due 2027	150,000	99,000	150,000	35,805
1.875% Convertible Subordinated Notes due 2024	130,887	113,544	156,321	37,189

Note 17. Supplier Concentrations

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

Note 18. Segment

The Company operates in one reportable business segment: “Wireless Communications.” The Company’s revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and 4G wireless communications networks throughout the world.

Customer Information

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

Product Group Information

The following table presents an analysis of the Company’s sales based upon product groups:

Wireless Communications Product Groups	Fiscal Years Ended
	January 3, 2010		December 28, 2008		December 30, 2007
Antenna systems	$150,610	27%	$233,090	26%	$160,974	21%
Base station systems	364,166	64%	571,526	64%	565,084	72%
Coverage systems	52,710	9%	85,618	10%	54,459	7%

Total net sales	$567,486	100%	$890,234	100%	$780,517	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions.

Geographic Information

The following schedule presents an analysis of the Company’s sales based upon the geographic area to which a product was shipped:

	Fiscal Years Ended
Geographic Area	January 3, 2010	December 28, 2008	December 30, 2007
United States	$148,173	$256,200	$203,843
Asia Pacific	233,463	302,169	203,904
Europe	135,600	274,977	334,095
Other international	50,250	56,888	38,675

Total net sales	$567,486	$890,234	$780,517

Sales to the Asia Pacific region include sales to China, India, South Korea and other locations in Asia. Other international sales include sales to Canada, Mexico, Latin and South America and all other foreign countries. Sales to Canada were $3.8 million, $3.6 million and $7.6 million during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Sales to Finland were $55.2 million, $74.9 million and $118.2 million during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. Sales to France were $12.3 million, $51.3 million and $48.9 million during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

The following table presents an analysis of the Company’s long-lived assets based upon geographic area to which the asset resides:

Geographic Area	Fiscal Years Ended
	January 3, 2010	December 28, 2008
United States	$55,782	$65,563
Asia Pacific	19,788	20,550
Europe	14,008	17,121
Other international	305	227

Total long lived assets	$89,883	$103,461

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(tabular amounts in thousands, except per share data)

Note 19. Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010
Fiscal 2009:
Net sales	$149,745	$136,110	$139,048	$142,583
Gross profit	$32,752	$35,898	$36,158	$37,684
Net income (loss)	$(2,100)	$6,348	$292	$(1,318)
Basic income (loss) per share	$(0.02)	$0.05	$0.00	$(0.01)
Diluted income (loss) per share	$(0.02)	$0.05	$0.00	$(0.01)

	March 30, 2008	June 29, 2008	September 28, 2008	December 28, 2008
Fiscal 2008:
Net sales	$226,302	$245,642	$237,960	$180,330
Gross profit	$42,056	$49,134	$50,865	$5,473
Net loss	$(14,247)	$(10,224)	$(1,801)	$(322,392)
Basic and diluted loss per share	$(0.11)	$(0.08)	$(0.01)	$(2.46)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the year ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of January 3, 2010. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of January 3, 2010, our internal controls over financial reporting are effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Identification of Director’s and Executive Officers.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2010 Annual Meeting of Stockholders under the captions “Election of Directors” and “Executive Compensation.”

(b) Compliance with Section 16(a) of the Exchange Act.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2010 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

(c) Code of Ethics.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2010 Annual Meeting of Stockholders under the caption “Code of Ethics.”

(d) Audit Committee and Audit Committee Financial Expert.

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with our 2010 Annual Meeting of Stockholders under the caption “What committees has the Board established?”

ITEM 11.	EXECUTIVE COMPENSATION

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with its 2010 Annual Meeting of Stockholders under the heading “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required hereunder is incorporated by reference from the sections of our Proxy Statement filed in connection with its 2010 Annual Meeting of Stockholders under the caption “Stock Ownership.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with its 2010 Annual Meeting of the Stockholders under the captions “Certain Relationships and Transactions with Management and Others” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required hereunder is incorporated by reference from the sections in our Proxy Statement filed in connection with its 2010 Annual Meeting of the Stockholders under the captions “Audit and Non-Audit Fees.”

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

(3)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company as amended through April 27, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).

3.2	Amended and Restated Bylaws of the Company as amended through November 1, 2007 (incorporated by reference to Exhibit 3.2 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A dated June 4, 2001).

4.1	Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.1.1	Amendment to Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.2	Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent, which includes as Exhibit A thereto the form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Terms of Stockholder Rights Plan (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001).

4.2.1	First Amendment to Rights Agreement, dated June 19, 2003, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 2 of the Company’s Form 8-A12G/A as filed with the Securities and Exchange Commission on July 10, 2003).

4.2.2	Second Amendment to Rights Agreement, dated September 29, 2006, between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2006).

4.3	Indenture, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.4	Registration Rights Agreement, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.5	Form of Global 1.875% Convertible Subordinated Note due 2024 (included in Exhibit 4.7).

4.6	Indenture, dated September 24, 2007, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company America (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

Exhibit Number	Description

4.7	Registration Rights Agreement, dated September 24, 2007 by and between the Company and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

4.8	Form of Global 3.875% Convertible Subordinated Note due 2027 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

10.1	Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.1.1	Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.1.2	Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.2	Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3	Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.4	Powerwave Technologies, Inc. Amended and Restated 1996 Director Stock Option Plan (the “Director Plan”) as amended through August 12, 2009.*

10.5	Form of Stock Option Agreement for the Director Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6	Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.8	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.9	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.10	Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 22, 2002).*

10.11	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 22, 2002).*

10.12	Powerwave Technologies, Inc. 2005 Stock Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.13	Form of Stock Option Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.14	Form of Restricted Stock Award Agreement under the 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

Exhibit Number	Description

10.15	Form of Stock Appreciation Rights Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.16	Form of Restricted Stock Unit Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.17	Form of Stock Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.18	Powerwave Technologies Executive Officer Cash Compensation Plan (incorporated by reference to Exhibit 10.58 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 16, 2006).*

10.19	Extended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007).*

10.19.1	Amendment to the Powerwave Technologies, Inc. Extended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2008).

10.20	Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.21	Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.22	Amended and Restated Severance Agreement dated as of August 13 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.23	Amended and Restated Severance Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.24	Letter Agreement regarding Change of Control Benefits between the Company and J. Marvin MaGee dated December 17, 2008 (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.25	Letter Agreement Regarding Change of Control Benefits between the Company and Khurram Sheikh dated December 17, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.26	Letter Agreement Regarding Change of Control Benefits between the Company and Basem Anshasi dated December 17, 2008 (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.27	Credit Agreement dated April 3, 2009 by and among Powerwave Technologies, Inc., as borrower, the lenders that are signatories and Wells Fargo Foothill, LLC, as arranger and administrative agent.

10.28	Waiver, Consent, Amendment Number One to Credit Agreement and Amendment Number One to Security Agreement dated December 31, 2009 with the lenders named therein and Wells Fargo Foothill, LLC, as arranger and administrative agent.

14

Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended

December 28, 2003 as filed with the Securities and Exchange Commission on February 13, 2004).

21.1	Subsidiaries of the registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description

24.1	Power of Attorney (included in signature page.)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.***

*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 19th day of February 2010.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ RONALD J. BUSCHUR
Ronald J. Buschur
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

Signature	Title	Date

/s/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2010

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2010

/s/ CARL W. NEUN Carl W. Neun	Chairman of the Board of Directors	February 19, 2010

/s/ JOHN L. CLENDENIN John L. Clendenin	Director	February 19, 2010

/s/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	February 19, 2010

/s/ DAVID L. GEORGE David L. George	Director	February 19, 2010

/s/ EUGENE L. GODA Eugene L. Goda	Director	February 19, 2010

/s/ KEN J. BRADLEY Ken J. Bradley	Director	February 19, 2010

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended January 3, 2010:
Allowance for doubtful accounts and sales returns	$9,478	1,860	(2,989)	$8,349
Allowance for excess and obsolete inventory	$43,377	9,057	(29,809)	$22,625
Year ended December 28, 2008:
Allowance for doubtful accounts and sales returns	$11,897	966	(3,385)	$9,478
Allowance for excess and obsolete inventory	$47,251	15,435	(19,309)	$43,377
Year ended December 30, 2007:
Allowance for doubtful accounts and sales returns	$9,074	5,245	(2,422)	$11,897
Allowance for excess and obsolete inventory	$48,938	31,823	(33,510)	$47,251