Form 10-K/A
period 2010-01-03
POWERWAVE TECHNOLOGIES INC
filed 2010-03-04
CIK 1023362

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
III (Items 10, 11, 12, 13, 14)

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, contains “forward-looking statements,” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, or the Securities Act, and the Securities Exchange Act of 1934, or the Exchange Act.  All statements other than statements of historical facts are statements that could be deemed forward-looking statements as defined within Section 27A of the Securities Act and Section 21E of the Exchange Act.  One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology.  Forward-looking statements in this Annual Report include, but are not limited to, statements relating to revenue, revenue composition, market and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of cash payments and cost savings from restructuring activities, restructuring charges, and the level of expected future capital and research and development expenditures. Such statements are generally included in the items captioned: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings,” and “Risk Factors.”  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management.  The forward-looking statements made in this report, regarding future events and the future performance of Powerwave Technologies, Inc, which we refer to as Powerwave or the Company, involve risks and uncertainties that could cause the Company’s actual results to differ materially and adversely from those results currently anticipated.  Such risks and uncertainties may relate to, but are not limited to, our reliance upon a few customers to generate the majority of our revenues, continued economic weakness and uncertainty resulting from the worldwide economic crisis and tightening of the credit markets, continued reductions in demand for our products; difficulty in obtaining additional capital should we need to do so in the future; significant fluctuations in our sales and operating results, continuing declines in the sales prices for our products; the future growth of the wireless infrastructure communications market; our reliance on single sources or limited sources for key components and products; the risks surrounding our internal and contract manufacturing operations in Asia and Europe; operating in a highly-regulated industry; and the competitive nature of the wireless communications industry which is characterized by rapid technological change.  Because the risks and uncertainties discussed in this report and other important unanticipated factors may affect Powerwave’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods. Readers should also carefully review the risk factors described in documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as we undertake no obligation to revise or update any forward-looking statements for any reason.

EXPLANATORY NOTE

Powerwave Technologies Inc. (the “Company” or “Powerwave”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 3, 2010 to amend and restate the Form 10-K in its entirety.  This Amendment No. 1 includes a restatement of the Company’s previously issued financial statements to reflect the correction of an error relating to the accounting treatment for the Company’s 1.875% convertible subordinated notes due 2024 (“2024 Notes”), as discussed in Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data. The Company’s 2024 Notes should have been accounted for as set forth under the accounting guidance now codified as FASB Accounting Standards Codification (ASC) Topic 470-20, which became effective at the beginning of the 2009 fiscal year.  FASB ASC Topic 470-20 requires retrospective application to the terms of the 2024 Notes as they existed for all periods presented and this retrospective application is included herein.  The items that include changes are: Part I, Item 1, Business, Part I, Item 1A, Risk Factors, Part II, Item 6, Selected Financial Data, Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 8, Financial Statements and Supplementary Data, and Part II, Item 9A, Controls and Procedures.

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

During 2009, we repurchased $25.4 million par value of our outstanding 1.875% convertible subordinated notes due November 2024 at various discounts which resulted in a gain of $9.8 million (see Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

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

How to Obtain Powerwave SEC Filings

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Powerwave also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy Statement, Annual Report, and amendments thereto, at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

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

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to report on the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Section 404 and Auditing Standard No. 5 are newly effective, some of the judgment will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

Subsequent to the issuance of our consolidated financial statements for the year ended January 3, 2010, we identified an error in the accounting for our 2024 Notes and the application of FASB ASC Topic 470-20, Debt with Conversion and Other Options, to that instrument. We did not timely adopt this new accounting standard due to insufficient analysis of the impact of the standard on our financial statements which resulted in a restatement of the 2009 consolidated financial statements. This is a material weakness and during the first quarter of 2010, we completed the design and implementation of control activities to remediate this issue. As a result, we currently believe our internal controls over financial reporting are effective. We are required to comply with Section 404 on an annual basis, and if, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
1/2/05
1/1/06
12/31/06
12/30/07
12/28/08
1/3/10
Powerwave Technologies, Inc.
S&P 500
S&P Communications Equipment

*$100 invested on 1/2/05 in stock or 12/31/04 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

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

The following selected financial data should be read together with the information under Management’s Discussion and Analysis of Financial Condition and Results of Operations and our restated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected statements of operations data for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 and balance sheet data as of January 3, 2010 and  December 28, 2008 set forth below have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K/A. The selected consolidated statements of operations data for the years ended December 31, 2006 and January 1, 2006 and consolidated balance sheet data as of December 30, 2007, December 31, 2006 and January 1, 2006 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K/A. The historical results presented here are not necessarily indicative of future results.

	Fiscal Year Ended (in thousands, except per share data)
	January 3, 2010 (5) (6) (As Restated)	December 28, 2008 (1) (5) (6) (As Restated)	December 30, 2007 (1) (5) (6) (As Restated)	December 31, 2006 (1) (2) (3) (6) (As Restated)	January 1, 2006 (3) (4) (6) (As Restated)
Consolidated Statements of Operations Data:
Net sales	$567,486	$890,234	$780,517	$716,886	$784,330
Gross profit	142,492	147,528	87,251	90,891	204,653
Operating income (loss)	(1,877)	(380,043)	(300,271)	(135,839)	54,236
Income (loss) from continuing operations	(5,670)	(362,293)	(316,897)	(144,396)	46,185
Total discontinued operations, net of tax	—	—	—	(21,357)	(1,914)
Net income (loss)	$(5,670)	$(362,293)	$(316,897)	$(165,753)	$44,271
Earnings (loss) per share from continuing operations:
Basic	$(0.04)	$(2.76)	$(2.43)	$(1.25)	$0.45
Diluted	$(0.04)	$(2.76)	$(2.43)	$(1.25)	$0.44
Loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.18)	$(0.02)
Diluted	$—	$—	$—	$(0.18)	$(0.02)
Net earnings (loss) per share:
Basic	$(0.04)	$(2.76)	$(2.43)	$(1.43)	$0.43
Diluted	$(0.04)	$(2.76)	$(2.43)	$(1.43)	$0.42
Basic weighted average common shares	131,803	131,077	130,396	115,918	103,396
Diluted weighted average common shares	131,803	131,077	130,396	115,918	135,906

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$63,039	$50,339	$65,517	$47,836	$237,479
Working capital	$175,414	$179,059	$192,160	$249,464	$384,677
Total assets	$389,852	$487,294	$980,069	$1,214,460	$1,128,736
Long-term debt, net of current portion	$268,983	$285,256	$314,883	$287,274	$280,182
Total shareholders’ equity	$612	$5,384	$416,576	$693,052	$629,565

(1)
Fiscal years 2006, 2007 and 2008 include significant restructuring and impairment charges (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

(2)	Fiscal year 2006 includes the financial results of Filtronic plc beginning October 2006.
(3)	In September 2006, we sold Arkivator Falköping AB, which has been classified as discontinued operations for all periods presented.
(4)	Fiscal year 2005 includes the financial results of REMEC’s Wireless Infrastructure Business beginning September 2005.
(5)	Fiscal years 2007, 2008 and 2009 include gains related to the repurchase of outstanding convertible subordinated debt of $2.2 million, $26.3 million and $9.8 million, respectively.
(6)
As further discussed in Note 5 of the Notes to Consolidated Financial Statements, the selected consolidated financial data for the 2005 through 2009 periods presented above have been corrected for the adoption and retrospective application of Financial Accounting Standards Board (FASB) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement), accounting guidance now codified as FASB ASC Topic 470-20.

(7)	There were no cash dividends paid in the periods listed above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent to the issuance of its consolidated financial statements for the year ended January 3, 2010 the Company identified an error in the accounting for its 2024 Notes and the application of FASB ASC Topic 470-20, Debt with Conversion and Other Options, to that instrument.  FASB ASC Topic 470-20, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB ASC Topic 470-20 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB ASC Topic 470-20 to its 2024 Notes.  As a result, the accompanying consolidated financial statements for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 have been restated to correct for this error. The effect of the restatement is described in Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.  The following management’s discussion and analysis gives effect to the restatement.

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

Income Taxes

We provide for income taxes based on the estimated effective income tax rate for the complete fiscal year. The income tax provision (benefit) is computed on the pretax income (loss) of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. In accordance with the provisions of accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 740, ”Income Taxes,” a valuation allowance for deferred tax assets is recorded to the extent we cannot determine that the ultimate realization of the net deferred tax assets is more likely than not.

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

In May 2008, the FASB issued guidance now codified as FASB ASC Topic 470-20, “Debt with Conversion and Other Option,” which clarifies how a convertible debt instrument must be accounted for if the instrument may be settled in cash or some combination of cash and stock upon conversion of the debt.  We are required to account for the liability and equity components of the convertible debt separately. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the time of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and the estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method.  In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. We have restated our financial statements to reflect the retrospective adoption of this guidance for our 2024 Notes. See Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data) for information on the impact of the adoption on our previously issued financial statements.

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

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the years ended January 3, 2010, December 28, 2008 and December 30, 2007:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	74.1	77.2	81.8
Intangible amortization	0.5	2.1	2.5
Restructuring and impairment charges	0.3	4.1	4.5
Total cost of sales	74.9	83.4	88.8
Gross profit	25.1	16.6	11.2
Operating expenses:
Sales and marketing	6.0	5.1	6.8
Research and development	10.4	8.7	10.9
General and administrative	8.4	7.1	9.6
Intangible asset amortization	0.2	1.1	1.4
Restructuring and impairment charges	0.4	1.8	1.5
Goodwill impairment charge	—	35.5	19.4
Total operating expenses	25.4	59.3	49.6
Operating loss	(0.3)	(42.7)	(38.4)
Other income (expense), net	(0.1)	2.4	(1.2)
Loss before income taxes	(0.4)	(40.3)	(39.6)
Income tax provision	0.6	0.4	1.0
Net loss	(1.0)%	(40.7)%	(40.6)%

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

	Fiscal Year Ended (in thousands)
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

	Fiscal Year Ended (in thousands)
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

	Fiscal Year Ended (in thousands)
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

	Fiscal Year Ended (in thousands)
	January 3, 2010		December 28, 2008
Net sales	$567,486	100.0%	$890,234	100.0%
Cost of sales:
Cost of sales	420,568	74.1%	687,310	77.2%
Intangible amortization	2,494	0.5%	19,166	2.1%
Restructuring and impairment charges	1,932	0.3%	36,230	4.1%
Total cost of sales	424,994	74.9%	742,706	83.4%
Gross profit	$142,492	25.1%	$147,528	16.6%

Our total gross profit decreased during fiscal 2009 compared to fiscal 2008, primarily as a result of our decreased revenues. At the same time, our gross margin percentage significantly increased to 25.1% in fiscal 2009, as compared to 16.6% in fiscal 2008.  Our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margin percentage.  The decrease in intangible amortization costs in 2009 is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data). We incurred approximately $1.9 million of restructuring and impairment charges in cost of sales during fiscal 2009 primarily related to severance charges in the United States, Finland, Sweden and the UK. We incurred approximately $36.2 million of restructuring and impairment charges in cost of sales during fiscal 2008, primarily related to the write-down and impairment of certain intangibles. The balance of these charges was related to the closure of our manufacturing facilities in Salisbury, Maryland and China, and the related impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue. These charges and amortization accounted for approximately 5.4% of the improved gross margins from 2008 to 2009. Included in cost of sales was $1.1 million for stock-based compensation expense that was recorded during fiscal 2009 for stock options and employee stock purchase plans pursuant to accounting guidance now codified as FASB ASC Topic 718, “Compensation – Stock Compensation.”  During fiscal 2008, approximately $1.0 million was recorded for similar expenses.

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

	Fiscal Year Ended (in thousands)
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

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Fiscal Year Ended (in thousands)
	January 3, 2010		December 28, 2008
Interest income	$572	0.1%	$682	0.1%
Interest expense	(17,036)	(3.0)%	(18,995)	(2.1)%
Foreign currency gain	3,964	0.7%	11,455	1.3%
Gain on repurchase of convertible debt	9,767	1.7%	26,340	2.9%
Other income, net	2,222	0.4%	1,730	0.2%
Other income (expense), net	$(511)	(0.1)%	$21,212	2.4%

Interest income and interest expense both decreased slightly during the year ended January 3, 2010, as compared to the year ended December 28, 2008. Interest expense decreased slightly due to lower interest expense associated with the retirement of approximately $25.4 million of our long-term debt during fiscal 2009, as compared to fiscal 2008.  During fiscal 2009, we recognized a gain of $9.8 million on the purchase of $25.4 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024, compared to a gain of $26.3 million on the purchase of $43.7 million in aggregate par value of the same notes during fiscal 2008.  We recognized a net foreign currency gain of $4.0 million for the year ended January 3, 2010 primarily due to fluctuations between the U.S. Dollar, the Euro and the Swedish Krona, compared to a foreign currency gain of $11.5 million for the year ended December 28, 2008.

Income Tax Provision

Our effective tax rate for the year ended January 3, 2010 was an expense of approximately 137.3% of our pre-tax loss of $2.4 million.  Our tax expense was reduced by approximately $2.7 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction as well as being effectively settled under audit.  Due to the uncertainty of the timing and ultimate realization of our deferred tax assets, we have recorded a valuation allowance against a portion of the assets pursuant to the accounting guidance now codified as FASB ASC Topic 740.  As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance.  Accordingly, tax expense for the year ended January 3, 2010 consisted primarily of tax expense from operations in foreign jurisdictions, primarily China, which cannot be offset against tax losses incurred in other jurisdictions, primarily the U.S.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction. Our effective tax rate for the year ended December 28, 2008 was an expense of approximately 1.0% of our pre-tax losses of $358.8 million. Although we had a pre-tax loss in 2008, we recognized income tax expense because of tax expense from operations in foreign jurisdictions, primarily China, which cannot be offset against tax losses in other jurisdictions, primarily the U.S.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Fiscal Year Ended (in thousands)
	January 3, 2010	December 28, 2008
Operating loss	$(1,877)	$(380,043)
Other income (expense), net	(511)	21,212
Loss before income taxes	(2,388)	(358,831)
Income tax provision	3,282	3,462
Net loss	$(5,670)	$(362,293)

Our net loss for the year ended January 3, 2010 was $5.7 million compared to a loss of $362.3 million for the year ended December 28, 2008.  The decrease in our net loss during fiscal 2009 as compared with fiscal 2008 is the result of lower manufacturing costs and operating expenses resulting from our worldwide cost-cutting and restructuring activities, lower restructuring and impairment costs, lower intangible asset amortization costs resulting from prior year asset impairments and gains on our debt repurchases during the period. The net loss during fiscal 2008 was primarily attributable to the goodwill impairment charge of $315.9 million incurred in the fourth quarter of 2008, partially offset by improved operating results.

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

	Fiscal Year Ended (in thousands)
Customer Group	December 28, 2008		December 30, 2007
Wireless network operators and other	$333,030	37%	$212,675	27%
Original equipment manufacturers	557,204	63%	567,842	73%
Total	$890,234	100%	$780,517	100%

The following table presents an analysis of our sales based upon our various product groups:

	Fiscal Year Ended (in thousands)
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

	Fiscal Year Ended (in thousands)
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

	Fiscal Year Ended (in thousands)
	December 28, 2008		December 30, 2007
Net sales	$890,234	100.0%	$780,517	100.0%
Cost of sales:
Cost of sales	687,310	77.2%	638,487	81.8%
Intangible amortization	19,166	2.1%	19,609	2.5%
Restructuring and impairment charges	36,230	4.1%	35,170	4.5%
Total cost of sales	742,706	83.4%	693,266	88.8%
Gross profit	$147,528	16.6%	$87,251	11.2%

Our total gross profit increased during fiscal 2008 compared to fiscal 2007, primarily as a result of our increased revenues and cost reduction activities. Our increased revenues allowed us to absorb more of our manufacturing cost overhead and fixed costs, which in turn improved our gross margins. In addition, our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margins. Also contributing to the increase in our gross margins for fiscal 2008 was a significant increase in direct network operator sales, which typically carry higher gross margins than our original equipment manufacturer-based sales. The completion of the Filtronic plc wireless acquisition in the fourth quarter of 2006 added significant additional manufacturing overhead expenses which were not being absorbed by our lower revenues during fiscal 2007. In addition, cost of sales includes $1.0 million for stock-based compensation expense that was recorded during fiscal 2008 for stock options and employee stock purchase plans pursuant to accounting FASB ASC Topic 718.  During fiscal 2007, approximately $0.7 million was recorded for similar expenses. We incurred approximately $36.2 million of restructuring and impairment charges in cost of sales during fiscal 2008, primarily related to the write-down and impairment of certain intangibles. The balance of these charges was related to the closures of our manufacturing facilities in Salisbury, Maryland and China, and related impairment of inventory. For fiscal 2007, we incurred a total of $35.2 million of restructuring and impairment costs primarily related to the closure of our Costa Rica and Philippines manufacturing locations and our 2007 restructuring activities. We also recorded an intangible asset impairment for fiscal 2007 (see Note 6 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Year Ended (in thousands)
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

Other Income (Expense), net

The following table presents a breakdown of other income (expense), net:

	Fiscal Year Ended (in thousands)
	December 28, 2008		December 30, 2007
Interest income	$682	0.1%	$2,137	0.3%
Interest expense	(18,995)	(2.1)%	(17,448)	(2.2)%
Foreign currency gain	11,455	1.3%	910	0.1%
Gain on repurchase of convertible debt	26,340	2.9%	2,211	0.3%
Other income, net	1,730	0.2%	2,762	0.3%
Other income (expense), net	$21,212	2.4%	$(9,428)	(1.2)%

Interest income decreased by $1.5 million during fiscal 2008 primarily due to our lower cash balances, as well as the significantly reduced short-term interest rates. Interest expense increased by $1.5 million due primarily to additional interest expense related to the issuance of $150.0 million 3.875% convertible subordinated notes in September 2007 as well as interest expense related to borrowings under our line of credit during fiscal 2008. We recognized a net foreign currency gain of $11.5 million for the year ended December 28, 2008, primarily due to the strength of the U.S. Dollar versus several currencies, including the Euro and Swedish Krona, as compared to the year ended December 30, 2007. We recognized a gain of $26.3 million on the purchase of $43.7 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024 that were purchased at a discount. During 2007, we recognized a gain of $2.2 million related to the repurchase of $116.4 million of 1.25% convertible subordinated notes due July 2008.

Income Tax Provision

Our effective tax rate for the year ended December 28, 2008 was an expense of approximately 1.0% of our pre-tax losses of $358.8 million. Due to the uncertainty as to the timing and ultimate realization of our deferred tax assets, we recorded a valuation allowance against a portion of our deferred tax assets pursuant to FASB ASC Topic 740. For the year ended December 30, 2007, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions. However, during 2007, income tax expense was impacted by a required income tax payment of approximately $1.6 million related to the sale of our building in the Philippines, as well as a charge of $0.4 million related to a settlement with the Internal Revenue Service related to an income tax examination for the 2004 tax year.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Fiscal Year Ended (in thousands)
	December 28, 2008	December 30, 2007
Operating loss	$(380,043)	$(300,271)
Other income (expense), net	21,212	(9,428)
Loss before income taxes	(358,831)	(309,699)
Income tax provision	3,462	7,198
Net loss	$(362,293)	$(316,897)

Our net loss for fiscal 2008 of $362.3 million compared to a net loss of $316.9 million for fiscal 2007. The increase in the loss during fiscal 2008 as compared to fiscal 2007 is primarily due to the goodwill impairment charge of $315.9 million incurred in the fourth quarter of 2008, versus the goodwill impairment charge of $151.7 million incurred in 2007.

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

	Fiscal Year Ended (in thousands)
	January 3, 2010	December 28, 2008
Net cash provided by (used in):
Operating activities	$31,269	$27,306
Investing activities	(2,575)	(8,695)
Financing activities	(13,484)	(23,940)
Effect of foreign currency translation on cash and cash equivalents	(1,677)	(5,916)
Net increase (decrease) in cash and cash equivalents	$13,533	$(11,245)

Operating Activities

Net cash provided by operations during the year ended January 3, 2010 was $31.3 million as compared with $27.3 million during the year ended December 28, 2008. The increase in cash flow from operations is due to a reduced net loss, increased cost controls, reduced operating expenses and improved working capital management during fiscal 2009.  We also had a reduction in restructuring and impairment charges of approximately $48 million.

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

Contractual Obligations

As of January 3, 2010, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest) (1) (2)	$8,267	$16,533	$16,533	$379,230	$420,563
Operating lease obligations	4,238	2,848	1,271	734	9,091
Purchase commitments with contract manufacturers	16,534	—	—	—	16,534
Other purchase commitments	38,104	—	—	—	38,104
Total contractual obligations and commercial commitments (3)	$67,143	$19,381	$17,804	$379,964	$484,292

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

(3)
The liability for unrecognized tax benefits is not included above due to the uncertainty in the timing of payment.  See details of this liability in Note 15 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 3, 2010 and December 28, 2008, and the related consolidated statements of operations, comprehensive operations, shareholders’ equity, and cash flows for each of the years ended January 3, 2010, December 28, 2008 and December 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

As discussed in Note 5 to the consolidated financial statements, the Company adopted the provisions of accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 470-20, Debt with Conversion and Other Options. Also, as discussed in Note 15 to the consolidated financial statements, the Company adopted (ASC) Topic 740, Income Taxes in 2007.

As discussed in Note 5 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 (March 4, 2010 as to the effects of the material weakness described in the second paragraph of Management’s Annual Report on Internal Control Over Financial (As Revised)),  expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 19, 2010 (March 4, 2010 as to the effects of the restatement discussed in Note 5)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the internal control over financial reporting of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

 In our report dated February 19, 2010, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, a material weakness was subsequently identified as a result of the restatement of the Company’s previously issued 2009 consolidated financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of January 3, 2010, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Internal Control over Financial Reporting, Financial Close and Reporting Process

The Company did not timely adopt a new accounting standard due to insufficient analysis of its debt agreements and the related impact of such standard on their financial statements which resulted in a restatement of the fiscal 2009 consolidated financial statements. The Company did not perform an appropriate level of review, with respect to the application of new accounting standards, during the financial close and reporting process.

This material weakness was considered in assessing the nature, timing, and extent of audit tests applied in our audit of the financial statements and financial statement schedule of the Company and this material weakness does not affect our opinion on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 3, 2010 of the Company and our report dated February 19, 2010 (March 4, 2010 as to the effects of the restatement discussed in Note 5), expressed an unqualified opinion with explanatory paragraphs regarding the restatement and the adoption of FASB ASC Topic 470-20, Debt with Conversion and Other Options.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 19, 2010 (March 4, 2010 as to the effects of the material weakness described in the second paragraph of Management’s Annual Report on Internal Control Over Financial (As Revised))

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 3, 2010 (As Restated)	December 28, 2008 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$60,439	$46,906
Restricted cash	2,600	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $8,349 and $9,478, respectively	142,949	213,871
Inventories	60,544	81,098
Prepaid expenses and other current assets	21,334	25,303
Deferred income taxes	6,449	3,204
Total current assets	294,315	373,815
Property, plant and equipment, net	89,883	98,616
Intangible assets, net	—	3,803
Asset held for sale	—	4,845
Other assets	5,654	6,215
TOTAL ASSETS	$389,852	$487,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,830	$139,267
Accrued payroll and employee benefits	11,322	12,286
Accrued restructuring costs	1,803	5,813
Accrued expenses and other current liabilities	23,946	37,390
Total current liabilities	118,901	194,756
Long-term debt	268,983	285,256
Other liabilities	1,356	1,898
Total liabilities	389,240	481,910
Commitments and contingencies (Notes 10 and 11)
Shareholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 132,357,287 and 131,637,460 shares issued and outstanding, respectively	825,354	820,733
Accumulated other comprehensive income	10,522	14,245
Accumulated deficit	(835,264)	(829,594)
Net shareholders’ equity	612	5,384
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$389,852	$487,294

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

		Fiscal Year Ended
	January 3, 2010 (As Restated)	December 28, 2008 (As Restated)	December 30, 2007 (As Restated)
Net sales	$567,486	$890,234	$780,517
Cost of sales:
Cost of goods	420,568	687,310	638,487
Intangible asset amortization	2,494	19,166	19,609
Restructuring and impairment charges	1,932	36,230	35,170
Total cost of sales	424,994	742,706	693,266
Gross profit	142,492	147,528	87,251
Operating expenses:
Sales and marketing	34,233	44,857	52,991
Research and development	58,920	77,652	84,992
General and administrative	47,658	63,491	75,267
Intangible asset amortization	947	9,508	11,033
In-process research and development	—	—	208
Restructuring and impairment charges	2,611	16,178	11,296
Goodwill impairment charge	—	315,885	151,735
Total operating expenses	144,369	527,571	387,522
Operating loss	(1,877)	(380,043)	(300,271)
Other income (expense), net	(511)	21,212	(9,428)
Loss before income taxes	(2,388)	(358,831)	(309,699)
Income tax provision	3,282	3,462	7,198
Net loss	$(5,670)	$(362,293)	$(316,897)
Basic loss per share:	$(0.04)	$(2.76)	$(2.43)
Diluted loss per share:	$(0.04)	$(2.76)	$(2.43)
Shares used in the computation of loss per share:
Basic	131,803	131,077	130,396
Diluted	131,803	131,077	130,396

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Fiscal Year Ended
	January 3, 2010 (As Restated)	December 28, 2008 (As Restated)	December 30, 2007 (As Restated)
Net loss	$(5,670)	$(362,293)	$(316,897)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax	(3,723)	(54,215)	33,250
Comprehensive loss	$(9,393)	$(416,508)	$(283,647)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2006, as reported	130,081	$751,380	$35,210	$(134,992)	$651,598
Implementation of FASB ASC Topic 470 (See Note 5)	—	55,529	—	(14,075)	41,454
Balance at December 31, 2006, as restated	130,081	806,909	35,210	(149,067)	693,052
Implementation of FASB ASC Topic 740 (See Note 15)	—	—	—	(1,337)	(1,337)
Issuance of common stock related to employee stock-based compensation plans	997	3,973	—	—	3,973
Repurchase of common stock	(61)	(352)	—	—	(352)
Stock-based compensation expense	—	4,887	—	—	4,887
Foreign currency translation adjustments	—	—	33,250	—	33,250
Net loss, as restated	—	—	—	(316,897)	(316,897)
Balance at December 30, 2007, as restated	131,017	815,417	68,460	(467,301)	416,576
Issuance of common stock related to employee stock-based compensation plans	789	1,086	—	—	1,086
Repurchase of common stock	(169)	(524)	—	—	(524)
Stock-based compensation expense	—	4,754	—	—	4,754
Foreign currency translation adjustments	—	—	(54,215)	—	(54,215)
Net loss, as restated	—	—	—	(362,293)	(362,293)
Balance at December 28, 2008, as restated	131,637	820,733	14,245	(829,594)	5,384
Issuance of common stock related to employee stock-based compensation plans	732	281	—	—	281
Repurchase of common stock	(12)	(15)	—	—	(15)
Stock-based compensation expense	—	4,355	—	—	4,355
Foreign currency translation adjustments	—	—	(3,723)	—	(3,723)
Net loss, as restated	—	—	—	(5,670)	(5,670)
Balance at January 3, 2010, as restated	132,357	$825,354	$10,522	$(835,264)	$612

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 3, 2010 (As Restated)	December 28, 2008 (As Restated)	December 30, 2007 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,670)	$(362,293)	$(316,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	30,142	58,378	62,352
Goodwill impairment charge	—	315,885	151,735
In-process research and development charge	—	—	208
Non-cash restructuring and impairment charges	4,543	52,408	46,466
Provision for sales returns and doubtful accounts	1,860	878	4,073
Provision for excess and obsolete inventories	9,057	5,854	18,496
Deferred income taxes	(3,245)	(373)	(1,972)
Compensation costs related to stock-based awards	4,355	4,754	4,887
Gain on repurchase of convertible debt	(9,767)	(26,340)	(2,211)
Gain on disposal of property, plant and equipment	(95)	(466)	(678)
Gain on settlement of litigation	(645)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	66,817	4,886	(19,915)
Inventories	10,247	(3,051)	38,456
Prepaid expenses and other current assets	1,330	9,640	15,665
Accounts payable	(55,481)	9,881	8,341
Accrued expenses and other current liabilities	(21,501)	(44,523)	(34,278)
Other non-current assets	500	1,542	(617)
Other non-current liabilities	(1,178)	246	(808)
Net cash provided by (used in) operating activities	31,269	27,306	(26,697)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,151)	(13,536)	(14,307)
Restricted cash	833	3,933	(1,074)
Proceeds from the sale of property, plant and equipment	394	4,513	13,753
Proceeds from the sale of business	500	500	500
Proceeds from the sale of assets held for sale	3,889	—	—
Acquisitions, net of cash acquired	1,960	(4,105)	6,783
Net cash provided by (used in) investing activities	(2,575)	(8,695)	5,655
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	150,000
Debt issuance costs	(1,305)	—	(4,863)
Proceeds from stock-based compensation arrangements	281	1,086	3,434
Repurchase of common stock	(15)	(524)	(352)
Retirement of short-term debt	—	(13,630)	—
Retirement of long-term debt	(12,445)	(10,872)	(113,740)
Net cash provided by (used in) financing activities	(13,484)	(23,940)	34,479
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,677)	(5,916)	3,170
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,533	(11,245)	16,607
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151	41,544
CASH AND CASH EQUIVALENTS, end of period	$60,439	$46,906	$58,151

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

		Fiscal Year Ended
	January 3, 2010 (As Restated)	December 28, 2008 (As Restated)	December 30, 2007 (As Restated)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$9,117	$10,161	$6,090
Income taxes	$9,095	$23,103	$7,549
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$1,774	$895	$752

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

Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. The Company’s product sales have historically been concentrated in a small number of customers. During the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, sales to customers that accounted for 10% or more of revenues for the fiscal year totaled $195.3 million, $424.9 million and $396.9 million, respectively. For fiscal year 2009, sales to Nokia Siemens accounted for approximately 34% of revenues. For fiscal year 2008, sales to Nokia Siemens accounted for approximately 31% of revenues, and sales to Alcatel-Lucent accounted for approximately 17% of revenues. For fiscal year 2007, sales to Nokia Siemens accounted for approximately 35% of revenues, and sales to Alcatel-Lucent accounted for approximately 16% of revenues.

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

Advertising

Advertising costs are expensed as incurred and such amounts are included in sales and marketing expenses. Total advertising costs, including participation at industry trade shows were $2.9 million, $5.2 million and $6.5 million for fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Shipping and Handling

Shipping and handling expenses are expensed as incurred and such amounts are included in cost of sales.

Research & Development

Research and development expenses are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance now codified as FASB ASC Topic 718, “Compensation – Stock Compensation.”  Under the fair value recognition provision of FASB ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a multiple option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.  Stock-based compensation, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

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

In May 2008, the FASB issued guidance now codified as FASB ASC Topic 470-20, “Debt with Conversion and Other Option,” which clarifies how a convertible debt instrument must be accounted for if the instrument may be settled in cash or some combination of cash and stock upon conversion of the debt.  The Company is required to account for the liability and equity components of the convertible debt separately. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the time of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and the estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method.  In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The Company has restated its previously issued financial statements to reflect the retrospective adoption of this guidance for its 1.875% Convertible Subordinated Notes due 2024 (“2024 Notes”). See Note 5 for information on the impact of the restatement on the consolidated financial statements related to the adoption of the new standard.

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

Warranty

Accrued warranty costs are as follows:

	Fiscal Year Ended
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

Amortization expense related to intangible assets totaled $3.4 million, $29.3 million and $30.2 million for 2009,  2008 and 2007,  respectively. The remaining intangible assets were fully amortized in 2009.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Note 5. Financing Arrangements, Long-Term Debt and Restatement Matters

Credit Agreement

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

Long-term debt

	January 3, 2010	December 28, 2008
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	130,887	156,321
Less unamortized discount Notes	(11,904)	(21,065)
Total long-term debt	$268,983	$285,256

During 2009, the Company repurchased $25.4 million in aggregate par value of its outstanding 2024 Notes, resulting in a gain of $9.8 million on the purchase. After the purchase, the Company had $130.9 million remaining on the 1.875% convertible subordinated notes.

On September 24, 2007, the Company completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027 (“2027 Notes”). The notes are convertible into the Company’s common stock at a conversion rate of $8.71 per share and accrue interest at an annual rate of 3.875%.. The Company may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of the Company’s common stock is more than $11.32 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by the Company at any time after October 8, 2014. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The Company received net cash proceeds of approximately $145.5 million from the sale of the notes.

On November 10, 2004, the Company completed the private placement of $200.0 million aggregate principal amount of the 2024 Notes. The notes are convertible into the Company’s common stock at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The Company may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of the Company’s common stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by the Company at any time after November 21, 2011. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. Holders of the notes may also require the Company to repurchase all or a portion of their notes in the case of a change in control. In addition, under certain circumstances related to a change in control, the conversion price of the notes may be adjusted downwards, thereby increasing the number of shares issuable upon conversion, if holders of the notes elect to convert their notes at a time when the notes are not redeemable by the Company. The Company used a portion of the proceeds of the offering to fund the repurchase of $40.0 million of its common stock (5,050,505 shares) simultaneously with the issuance of the notes. The Company received net cash proceeds of approximately $154.2 million after the deduction of the amount used for the common stock repurchase and debt issuance costs.

The 2027 Notes and the 2024 Notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company.

Impact of the Adoption of FASB ASC Topic 470-20 and Restatement

Subsequent to the issuance of its consolidated financial statements for the year ended January 3, 2010 the Company identified an error in the accounting for its 2024 Notes and the application of FASB ASC Topic 470-20, Debt with Conversion and Other Options, to that instrument.  FASB ASC Topic 470-20, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB ASC Topic 470-20 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB ASC Topic 470-20 to its 2024 Notes.  As a result, the accompanying consolidated financial statements for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 have been restated to correct for this error. The effect of the restatement is described below.

Upon adoption of FASB ASC Topic 470-20, the Company estimated the fair value, as of the date of issuance, of the 2024 Notes assuming a 7.05% non-convertible borrowing rate to be $142.7 million.  The difference between the fair value and the principal amount of the 2024 Notes was $57.3 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The Company also incurred approximately $6.2 million in transaction costs, of which $4.4 million was allocated to the debt component as debt issuance costs and $1.8 million was allocated to the equity component as equity issuance costs and a decrease to additional paid-in-capital.  The debt issuance costs are being amortized over the remaining life of the debt (the first put date in 2011) using the effective interest method and are reported as an increase to interest expense.

The following tables set forth the effect of the restatement of the adoption and retrospective application of FASB ASC Topic 470-20 on certain previously reported financial statement items:

	January 3, 2010		December 28, 2008
Consolidated Balance Sheets:	As Reported	As Restated	As Reported	As Restated
Other assets	$5,987	$5,654	$6,817	$6,215
Total assets	390,185	389,852	487,896	487,294
Long-term debt	280,887	268,983	306,321	285,256
Total liabilities	401,144	389,240	502,975	481,910
Common Stock	769,825	825,354	765,204	820,733
Accumulated deficit	(791,306)	(835,264)	(794,528)	(829,594)
Net shareholders’ equity (deficit)	(10,959)	612	(15,079)	5,384
Total liabilities and shareholders’ equity (deficit)	390,185	389,852	487,896	487,294

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

	Fiscal Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
Consolidated Statements of Operations:	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Other income (expense), net	$8,381	$(511)	$34,841	$21,212	$(2,066)	$(9,428)
Income (loss) before income taxes	6,504	(2,388)	(345,202)	(358,831)	(302,337)	(309,699)
Net income (loss)	3,222	(5,670)	(348,664)	(362,293)	(309,535)	(316,897)
Earnings (loss) per share:
Basic	$0.02	$(0.04)	$(2.66)	$(2.76)	$(2.37)	$(2.43)
Diluted	$0.02	$(0.04)	$(2.66)	$(2.76)	$(2.37)	$(2.43)

	Fiscal Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
Consolidated Statements of Cash Flows:	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income (loss)	$3,222	$(5,670)	$(348,664)	$(362,293)	$(309,535)	$(316,897)
Depreciation and amortization	24,509	30,142	51,219	58,378	56,015	62,352
Gain on repurchase of convertible debt	(12,693)	(9,767)	(32,207)	(26,340)	(2,211)	(2,211)
Other non-current assets	167	500	939	1,542	(1,642)	(617)

The following tables provide additional information about the Company’s 2024 Notes that are subject to FASB ASC Topic 470-20:

	January 3, 2010 (As Restated)	December 28, 2008 (As Restated)
Carrying amount of the equity component	$55,529	$55,529

Principal amount of the 2024 Notes	$130,887	$156,321
Unamortized discount of liability component	$11,904	$21,065
Net carrying amount of liability component	$118,983	$135,256

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Effective interest rate on liability component	7.07%	7.07%	7.07%
Contractual interest expense recognized on the 2024 Notes	$3,750	$3,750	$3,750
Amortization of the discount on liability component	$6,149	$8,012	$7,610

The unamortized discount will be recognized ratably through November 15, 2011.  As of January 3, 2010, the if-converted value of the 2024 Notes did not exceed the principal amount.

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

	Fiscal Year Ended
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

Note 7. Other Income (Expense), Net

Other income (expense), net, includes gains and losses on foreign currency transactions, interest income and interest expense associated with the Company’s convertible subordinated notes and fees on its revolving Credit Agreement. The components of other income (expense), net, are as follows:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Interest income	$572	$682	$2,137
Interest expense	(17,036)	(18,995)	(17,448)
Foreign currency gain, net	3,964	11,455	910
Gain on repurchase of convertible debt	9,767	26,340	2,211
Other income, net	2,222	1,730	2,762
Total other income (expense), net	$(511)	$21,212	$(9,428)

Other income (expense), net for 2009 includes a gain of approximately $9.8 million related to the repurchase of approximately $25.4 million aggregate principal value of outstanding 1.875% convertible subordinated notes due 2024.  Other income (expense), net for 2008 includes a gain of approximately $26.3 million related to the repurchase of approximately $43.7 million aggregate principal value of outstanding 1.875% convertible subordinated notes due 2024. Other income (expense), net for 2007 includes a gain of approximately $2.2 million related to the repurchase of approximately $116.4 million aggregate principal value of outstanding 1.25% convertible subordinated notes due July 2008.

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

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Basic:
Net loss	$(5,670)	$(362,293)	$(316,897)
Weighted average common shares	131,803	131,077	130,396
Basic loss per share	$(0.04)	$(2.76)	$(2.43)
Diluted:
Net loss	$(5,670)	$(362,293)	$(316,897)
Interest expense of convertible debt, net of tax	—	—	—
Net loss, as adjusted	$(5,670)	$(362,293)	$(316,897)
Weighted average common shares	131,803	131,077	130,396
Potential common shares
Employee stock options	—	—	—
Restricted stock	—	—	—
Weighted average common shares, as adjusted	131,803	131,077	130,396
Diluted loss per share	$(0.04)	$(2.76)	$(2.43)

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

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Cost of sales	$1,047	$1,007	$700
Sales and marketing expenses	354	388	472
Research and development expenses	979	1,123	759
General and administrative expenses	1,975	2,236	2,956
Increase to operating loss before income taxes	4,355	4,754	4,887
Income tax benefit recognized	—	—	—
Impact on net loss	$4,355	$4,754	$4,887
Impact on loss per share:
Basic and diluted	$0.03	$0.04	$0.04

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

	Fiscal Year Ended
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

The following table summarizes information about all stock options outstanding at January 3, 2010 under the 1995 Plan, 1996 Plan, Director Plan, 2000 Plan, 2002 Plan and 2005 Plan:

Range of Exercise Prices	Options Outstanding at January 3, 2010			Options Exercisable at January 3, 2010
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.42	772	$0.42	9.10	—	$—
$0.48	3,070	$0.48	8.29	—	$—
$0.49 - $ 4.88	2,152	$3.06	4.96	609	$3.80
$4.96 - $ 6.69	2,281	$6.05	5.60	1,748	$5.96
$6.80 - $ 67.08	2,316	$12.05	4.49	2,037	$12.69
Total	10,591	$4.73	6.27	4,394	$8.78

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

Note 15. Income Taxes

The components of loss before income taxes and income tax provision for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 consist of the following:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Loss before income taxes:
United States	$(33,266)	$(249,021)	$(156,087)
Foreign	30,878	(109,810)	(153,612)
Total loss before income taxes	$(2,388)	$(358,831)	$(309,699)

Income tax provision:
Current
Federal	(34)	121	715
State	152	134	—
Foreign	4,641	8,638	8,455
Total current income tax provision	4,759	8,893	9,170
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(1,477)	(5,431)	(1,972)
Total deferred tax provision (benefit)	(1,477)	(5,431)	(1,972)
Total income tax provision	$3,282	$3,462	$7,198

The provision for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to loss before income taxes for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007 as follows:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Taxes at federal statutory rate	$(836)	$(125,591)	$(108,395)
State taxes, net	152	134	—
Foreign income taxed at different rates	(4,218)	(9,757)	(4,052)
Goodwill impairment	—	59,962	32,242
Earnings of foreign subsidiaries subject to U.S. tax	11,806	28,407	10,167
Imputed interest income	412	857	1,727
Change in FASB ASC Topic 740 reserve	(2,664)	4,473	2,769
Stock compensation – Non – U.S.	1,504	123	119
China withholding tax	738	1,056	—
Other	28	(2,168)	2,919
Change in valuation allowance	(3,640)	45,966	69,702
Income tax provision	$3,282	$3,462	$7,198

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	January 3, 2010	December 28, 2008
Deferred tax assets
Accruals and provisions	$12,882	$25,119
Net operating loss carry-forwards	168,318	129,123
Property, plant and equipment	3,698	10,742
Intangibles	93,007	99,827
Tax credit carry-forwards	19,025	22,543
Other	5,000	(472)
Convertible debt	(8,076)	(7,827)
Inventory reserve	(33)	101
Gross deferred tax assets	293,821	279,156
Less: valuation allowance	(287,372)	(275,952)
Net deferred tax assets	$6,449	$3,204

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

As of January 3, 2010, the Company has $1,186.5 million of United States federal and state net operating loss carry-forwards and $108.2 million of foreign net operating losses, net of uncertain tax positions, some of which will begin to expire in 2023 if not utilized. Net operating loss carry-forwards, and the related carry-forward periods, at January 3, 2010, are summarized as follows:

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carry-forward Period Ends
United States Federal net operating loss	$367,664	$128,683	$(128,683)	$—	2023
United States State net operating loss	837,837	13,559	(13,559)	—	2009
Foreign net operating losses	108,181	34,176	(33,300)	876	Indefinite
Total	$1,313,682	$176,418	$(175,542)	$876

Approximately $42.7 million of the U.S. federal net operating loss is subject to annual limitations on utilization equal to approximately $18.5 million pursuant to Section 382 of the Internal Revenue Code.

A valuation allowance of approximately $176.4 million has been provided for certain of the above carry-forwards. This valuation allowance reduces the deferred tax asset related to net operating loss carry-forwards of $0.9 million to an amount that is more likely than not to be realized.

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

As a result of the ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. Additionally, the IRS has concluded their examination of the 2006 tax year and the Finland tax authorities have concluded their tax audit for the 2007-2008 tax years with only immaterial adjustments. At January 3, 2010, the Company has concluded all United States federal income tax matters for years through 2006. All other material state and local, and foreign income tax matters have been concluded for years through 2005.

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

The estimated fair values of the Company’s financial instruments were as follows:

	January 3, 2010		December 28, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$60,439	$60,439	$46,906	$46,906
Restricted cash	2,600	2,600	3,433	3,433
Long-term debt
3.875% Convertible Subordinated Notes due 2027	$150,000	$99,000	$150,000	$35,805
1.875% Convertible Subordinated Notes due 2024	130,887	113,544	156,321	37,189
Less unamortized discount	(11,904)		(21,065)
Total long-term debt	$268,983		$285,256

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

Product Group Information

The following table presents an analysis of the Company’s sales based upon product groups:

Wireless Communications Product Groups	Fiscal Year Ended
	January 3, 2010		December 28, 2008		December 30, 2007
Antenna systems	$150,610	27%	$233,090	26%	$160,974	21%
Base station systems	364,166	64%	571,526	64%	565,084	72%
Coverage systems	52,710	9%	85,618	10%	54,459	7%
Total net sales	$567,486	100%	$890,234	100%	$780,517	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions.

Geographic Information

The following schedule presents an analysis of the Company’s sales based upon the geographic area to which a product was shipped:

Geographic Area	Fiscal Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
United States	$148,173	$256,200	$203,843
Asia Pacific	233,463	302,169	203,904
Europe	135,600	274,977	334,095
Other international	50,250	56,888	38,675
Total net sales	$567,486	$890,234	$780,517

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

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The following table presents an analysis of the Company’s long-lived assets based upon geographic area to which the asset resides:
Geographic Area	Fiscal Year Ended
	January 3, 2010	December 28, 2008
United States	$55,782	$65,563
Asia Pacific	19,788	20,550
Europe	14,008	17,121
Other international	305	227
Total long lived assets	$89,883	$103,461

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Note 19. Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 29, 2009 (As Restated)	June 28, 2009 (As Restated)	September 27, 2009 (As Restated)	January 3, 2010 (As Restated)
Fiscal 2009:
Net sales	$149,745	$136,110	$139,048	$142,583
Gross profit	$32,752	$35,898	$36,158	$37,684
Net income (loss)	$(4,372)	$2,559	$(1,111)	$(2,746)
Basic income (loss) per share	$(0.03)	$0.02	$(0.01)	$(0.02)
Diluted income (loss) per share	$(0.03)	$0.02	$(0.01)	$(0.02)

	March 30, 2008 (As Restated)	June 29, 2008 (As Restated)	September 28, 2008 (As Restated)	December 28, 2008 (As Restated)
Fiscal 2008:
Net sales	$226,302	$245,642	$237,960	$180,330
Gross profit	$42,056	$49,134	$50,865	$5,473
Net loss	$(16,172)	$(12,184)	$(3,796)	$(330,141)
Basic and diluted loss per share	$(0.12)	$(0.09)	$(0.03)	$(2.52)

As discussed in Note 5, the following tables present the impact on our previously reported financial statements of the adoption of FASB ASC Topic 470-20 for all quarters of fiscal 2009 and 2008:

2009:

	Quarter Ended March 29, 2009
	As Reported	As Restated
Other income (expense), net	$5,430	$3,158
Loss before income taxes	$(630)	$(2,902)
Net loss	$(2,100)	$(4,372)
Basic and diluted loss per share	$(0.02)	$(0.03)
Basic and diluted shares outstanding	131,491	131,491

	Quarter Ended June 28, 2009
	As Reported	As Restated
Other income (expense), net	$6,288	$2,499
Income before income taxes	$5,630	$1,841
Net income	$6,348	$2,559
Basic earnings per share	$0.05	$0.02
Diluted earnings per share	$0.05	$0.02
Basic shares outstanding	131,654	131,654
Diluted shares outstanding	134,447	134,447

	Quarter Ended September 27, 2009
	As Reported	As Restated
Other income (expense), net	$(769)	$(2,172)
Income (loss) before income taxes	$1,095	$(308)
Net income (loss)	$292	$(1,111)
Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)
Basic shares outstanding	131,950	131,950
Diluted shares outstanding	135,058	131,950

	Quarter Ended January 3, 2010
	As Reported	As Restated
Other income (expense), net	$(2,568)	$(3,996)
Income (loss) before income taxes	$409	$(1,019)
Net loss	$(1,318)	$(2,746)
Basic and diluted loss per share	$(0.01)	$(0.02)
Basic and diluted shares outstanding	132,115	132,115

2008:

	Quarter Ended March 30, 2008
	As Reported	As Restated
Other income (expense), net	$(5,310)	$(7,235)
Loss before income taxes	$(13,279)	$(15,204)
Net loss	$(14,247)	$(16,172)
Basic and diluted loss per share	$(0.11)	$(0.12)
Basic and diluted shares outstanding	130,927	130,927

	Quarter Ended June 29, 2008
	As Reported	As Restated
Other income (expense), net	$(4,747)	$(6,707)
Loss before income taxes	$(9,218)	$(11,178)
Net loss	$(10,224)	$(12,184)
Basic and diluted loss per share	$(0.08)	$(0.09)
Basic and diluted shares outstanding	131,001	131,001

	Quarter Ended September 28, 2008
	As Reported	As Restated
Other income (expense), net	$(42)	$(2,037)
Loss before income taxes	$(1,261)	$(3,256)
Net loss	$(1,801)	$(3,796)
Basic and diluted loss per share	$(0.01)	$(0.03)
Basic and diluted shares outstanding	131,142	131,142

	Quarter Ended December 28, 2008
	As Reported	As Restated
Other income (expense), net	$44,940	$37,191
Loss before income taxes	$(321,444)	$(329,193)
Net loss	$(322,392)	$(330,141)
Basic and diluted loss per share	$(2.46)	$(2.52)
Basic and diluted shares outstanding	131,238	131,238

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Powerwave and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, Powerwave carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are ineffective in timely alerting them to material information related to the Company that is required to be included in Powerwave’s annual and periodic SEC filings.

Other than the material weakness discussed below, there were no changes in our internal controls over financial reporting during the fourth quarter of the year ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During the first quarter of 2010, we completed the design and implementation of control activities that we believe will prevent or detect material misstatements that might exist related to our debt agreements.  Specifically, we have thoroughly reviewed our outstanding debt agreements and have created a process for review of all new debt agreements. The remediation was completed in the first quarter of 2010 and we believe that these controls are operating effectively.

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

Management’s Report on Internal Control Over Financial Reporting (As Revised)

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of January 3, 2010. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management has concluded that, as of January 3, 2010, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP because of the following material weakness:

▪
We did not timely adopt a new accounting standard due to insufficient analysis of our debt agreements and the related impact of such standard on our financial statements which resulted in a restatement of the fiscal 2009 consolidated financial statements. This material weakness resulted in the need for us to record various adjustments during 2009, but also resulted in a more than reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.  Our independent registered public accounting firm, which audited the consolidated financial statements included in this amended Annual Report on Form 10-K/A, has issued an attestation report included elsewhere herein, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

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

10.20
Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.21
Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.22
Amended and Restated Severance Agreement dated as of August 13 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.23
Amended and Restated Severance Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.24
Letter Agreement regarding Change of Control Benefits between the Company and J. Marvin MaGee dated December 17, 2008 (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.25
Letter Agreement Regarding Change of Control Benefits between the Company and Khurram Sheikh dated December 17, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.26
Letter Agreement Regarding Change of Control Benefits between the Company and Basem Anshasi dated December 17, 2008 (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009). *

10.27
Credit Agreement dated April 3, 2009 by and among Powerwave Technologies, Inc., as borrower, the lenders that are signatories and Wells Fargo Foothill, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 19, 2010).

10.28
Waiver, Consent, Amendment Number One to Credit Agreement and Amendment Number One to Security Agreement dated December 31, 2009 with the lenders named therein and Wells Fargo Foothill, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 19, 2010).

14
Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Form 10-K for the fiscal year ended
December 28, 2003 as filed with the Securities and Exchange Commission on February 13, 2004).

Exhibit Number	Description
21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 19, 2010).

23.1	Consent of Independent Registered Public Accounting Firm.

24.1
Power of Attorney (included in signature page) (incorporated by reference to Exhibit 24.1 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 19, 2010).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 4th day of March 2010.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010
Ronald J. Buschur

/s/ KEVIN T. MICHAELS	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2010
Kevin T. Michaels

*	Chairman of the Board of Directors	March 4, 2010
Carl W. Neun

*	Director	March 4, 2010
John L. Clendenin

*	Director	March 4, 2010
Moiz M. Beguwala

*	Director	March 4, 2010
David L. George

*	Director	March 4, 2010
Eugene L. Goda

*	Director	March 4, 2010
Ken J. Bradley

* By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
(Attorney-In-Fact)

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