Form 10-Q/A
period 2009-03-29
POWERWAVE TECHNOLOGIES INC
filed 2010-03-08
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Powerwave also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy Statement Annual Report, and amendments thereto, at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

EXPLANATORY NOTE

Powerwave Technologies Inc. (the “Company” or “Powerwave”) is filing this Amendment No. 1 to its Form 10-Q for the fiscal quarter ended March 29, 2009 to amend and restate the Form 10-Q in its entirety.  This Amendment No. 1 includes a restatement of the Company’s previously issued financial statements to reflect the correction of an error relating to the accounting treatment for the Company’s 1.875% convertible subordinated notes due 2024 (“2024 Notes”), as discussed in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements.  The Company’s 2024 Notes should have been accounted for as set forth under FASB Staff Position (FSP) Accounting Principles Board Opinion (APB) 14-1, which became effective at the beginning of the 2009 fiscal year.  FASB FSP APB 14-1 requires retrospective application to the terms of the 2024 Notes as they existed for all periods presented and this retrospective application is included herein. The items that include changes are: Part I, Item 1, Financial Statements, Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 4, Controls and Procedures, and Part II, Item 1A, Risk Factors.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 29, 2009 (As Restated)	December 28, 2008 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,552	$46,906
Restricted cash	2,850	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $11,143 and $9,478, respectively	178,107	213,871
Inventories	72,918	81,098
Prepaid expenses and other current assets	25,590	25,303
Deferred income taxes	3,204	3,204
Total current assets	335,221	373,815
Property, plant and equipment, net	94,639	98,616
Intangible assets, net	2,490	3,803
Asset held for sale	4,085	4,845
Other assets	5,830	6,215
TOTAL ASSETS	$442,265	$487,294

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$108,881	$139,267
Accrued payroll and employee benefits	11,817	12,286
Accrued restructuring costs	5,029	5,813
Accrued expenses and other current liabilities	33,923	37,390
Total current liabilities	159,650	194,756
Long-term debt	282,163	285,256
Other liabilities	1,774	1,898
Total liabilities	443,587	481,910
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity (deficit):
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,978,122 and 131,637,460 shares issued and outstanding, respectively	821,763	820,733
Accumulated other comprehensive income	10,881	14,245
Accumulated deficit	(833,966)	(829,594)
Net shareholders’ equity (deficit)	(1,322)	5,384
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$442,265	$487,294

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 29, 2009 (As Restated)	March 30, 2008 (As Restated)
Net sales	$149,745	$226,302
Cost of sales:
Cost of goods	114,962	172,764
Intangible asset amortization	623	6,110
Restructuring and impairment charges	1,408	5,372
Total cost of sales	116,993	184,246
Gross profit	32,752	42,056
Operating expenses:
Sales and marketing	9,741	12,546
Research and development	15,147	19,672
General and administrative	12,099	15,097
Intangible asset amortization	327	2,597
Restructuring and impairment charges	1,498	113
Total operating expenses	38,812	50,025
Operating loss	(6,060)	(7,969)
Other income (expense), net	3,158	(7,235)
Loss before income taxes	(2,902)	(15,204)
Income tax provision	1,470	968
Net loss	$(4,372)	$(16,172)
Loss per share, basic and diluted:	$(0.03)	$(0.12)
Shares used in the computation of loss per share:
Basic and diluted	131,491	130,927

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 29, 2009 (As Restated)	March 30, 2008 (As Restated)
Net loss	$(4,372)	$(16,172)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(3,364)	36,544
Comprehensive income (loss)	$(7,736)	$20,372

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	March 29, 2009 (As Restated)	March 30, 2008 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,372)	$(16,172)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,117	15,719
Non-cash restructuring and impairment charges	2,906	5,485
Provision for sales returns and doubtful accounts	1,848	(472)
Provision for excess and obsolete inventories	694	4,279
Compensation costs related to stock-based awards	899	1,290
Gain on repurchase of convertible debt	(3,368)	—
Gain on disposal of property, plant and equipment	17	(88)
Gain on settlement of litigation	(645)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	33,477	(5,691)
Inventories	5,387	(6,597)
Prepaid expenses and other current assets	(952)	4,909
Accounts payable	(30,835)	30,261
Accrued expenses and other current liabilities	(6,178)	(7,432)
Other non-current assets	585	804
Other non-current liabilities	(76)	(4,763)
Net cash provided by operating activities	6,504	21,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,687)	(3,409)
Restricted cash	583	4,177
Proceeds from the sale of property, plant and equipment	—	250
Acquisitions, net of cash acquired	1,960	—
Net cash provided by investing activities	856	1,018
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock-based compensation arrangements	131	491
Repurchase of common stock	—	(417)
Retirement of long-term debt	(1,345)	—
Net cash provided by (used in) financing activities	(1,214)	74
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(500)	2,260
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,646	24,884
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151
CASH AND CASH EQUIVALENTS, end of period	$52,552	$83,035

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$126	$90
Income taxes	$1,559	$1,622
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$660	$360

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

Newly Adopted Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (EITF) No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting, and such assets should be amortized to expense over the period such assets diminish in value. Defensive intangible assets must be recognized at fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 141R (revised 2007), Business Combinations (SFAS 141R) and SFAS No. 157, Fair Value Measurement (SFAS 157). EITF 08-7 is effective for financial statements in the first quarter of 2009. The adoption of EITF 08-7 did not have a material impact on the Company’s business, results of operations or financial condition.

    In May 2008, the FASB issued FASB FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement), which clarifies how a convertible debt instrument must be accounted for if the instrument may be settled in cash or some combination of cash and stock upon conversion of the debt.  The Company is required to account for the liability and equity components of the convertible debt separately. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the time of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and the estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method.  In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The Company has restated its previously issued financial statements to reflect the retrospective adoption of this guidance for its 1.875% Convertible Subordinated Notes due 2024 (“2024 Notes”). See Note 5 for information on the impact of the restatement on the consolidated financial statements related to the adoption of the new standard.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Warranty

Accrued warranty costs are as follows:

	Three Months Ended
Description	March 29, 2009	March 30, 2008
Warranty reserve beginning balance	$10,763	$26,975
Reductions for warranty costs incurred	(2,501)	(2,725)
Warranty accrual related to current period sales	1,444	2,142
Settlement of previous warranty claims	—	(2,858)
Change in estimate related to previous warranty accruals	—	(2,360)
Effect of exchange rates	(2)	503
Warranty reserve ending balance	$9,704	$21,677

Note 4. Intangible Assets

Intangible Assets

Intangible assets are as follows:

Intangible Assets Subject to Amortization:	March 29, 2009	December 28, 2008
Developed technology (net of accumulated amortization of $3,829 and $3,206, respectively)	$1,871	$2,494
Customer relationships (net of accumulated amortization of $1,269 and $3,479, respectively)	619	1,309
Intangible assets, net	$2,490	$3,803

Amortization expense related to intangible assets totaled $1.0 million and $8.7 million for the first quarter of 2009 and 2008, respectively. The remaining $2.5 million of intangible assets will be fully amortized in 2009.

Note 5. Financing Arrangements ,Long-Term Debt and Restatement Matters

In the first quarter of 2009, the Company repurchased approximately $5.4 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of $3.4 million on the purchase. After the purchase, the Company had $150.9 million remaining on the 1.875% convertible subordinated notes.

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

Impact of the Adoption of FASB FSP APB 14-1 and Restatement

Subsequent to the issuance of its consolidated financial statements for the three months ended March 29, 2009, the Company identified an error in the accounting for its 2024 Notes and the application of FASB FSP APB 14-1 to that instrument.  FASB FSP APB 14-1, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB FSP APB 14-1 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB FSP APB 14-1 to its 2024 Notes.  As a result, the accompanying consolidated financial statements as of March 29, 2009 and December 28, 2008 and for the three months ended March 29, 2009 and March 30, 2008 have been restated to correct for this error. The effect of the restatement is described below.

Upon adoption of FASB FSP APB 14-1, the Company estimated the fair value, as of the date of issuance, of the 2024 Notes assuming a 7.05% non-convertible borrowing rate to be $142.7 million.  The difference between the fair value and the principal amount of the 2024 Notes was $57.3 million.  This amount was retrospectively recorded as a debt discount and as an increase to additional paid-in capital as of the issuance date.  The Company also incurred approximately $6.2 million in transaction costs, of which $4.4 million was allocated to the debt component as debt issuance costs and $1.8 million was allocated to the equity component as equity issuance costs and a decrease to additional paid-in-capital.  The debt issuance costs are being amortized over the remaining life of the debt (the first put date in 2011) using the effective interest method and are reported as an increase to interest expense.

The following tables set forth the effect of the restatement of the adoption and retrospective application of FASB FSP APB 14-1 on certain previously reported financial statement items:

	March 29, 2009		December 28, 2008
Consolidated Balance Sheets:	As Reported	As Restated	As Reported	As Restated
Other assets	$6,363	$5,830	$6,817	$6,215
Total assets	442,798	442,265	487,896	487,294
Long-term debt	300,887	282,163	306,321	285,256
Total liabilities	462,311	443,587	502,975	481,910
Common Stock	766,234	821,763	765,204	820,733
Accumulated deficit	(796,628)	(833,966)	(794,528)	(829,594)
Net shareholders’ equity (deficit)	(19,513)	(1,322)	(15,079)	5,384
Total liabilities and shareholders’ equity	442,798	442,265	487,896	487,294

	Three Months Ended
	March 29, 2009		March 30, 2008
Consolidated Statements of Operations:	As Reported	As Restated	As Reported	As Restated
Other income (expense), net	$5,430	$3,158	$(5,310)	$(7,235)
Loss before income taxes	(630)	(2,902)	(13,279)	(15,204)
Net loss	(2,100)	(4,372)	(14,247)	(16,172)
Loss per share:
Basic and diluted	$(0.02)	$(0.03)	$(0.11)	$(0.12)

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

	Three Months Ended
	March 29, 2009		March 30, 2008
Consolidated Statements of Cash Flows:	As Reported	As Restated	As Reported	As Restated
Net income (loss)	$(2,100)	$(4,372)	$(14,247)	$(16,172)
Depreciation and amortization	6,033	7,117	14,756	15,719
Gain on repurchase of convertible debt	(4,023)	(3,368)	—	—
Other non-current assets	52	585	(158)	804

The following tables provide additional information about the Company’s 2024 Notes that are subject to FASB FSP APB 14-1:

	March 29, 2009	December 28, 2008
	As Restated	As Restated
Carrying amount of the equity component	$55,529	$55,529

Principal amount of the 2024 Notes	150,887	156,321
Unamortized discount of liability component	(18,724)	(21,065)
Net carrying amount of liability component	$132,163	$135,256

	Three Months Ended
	March 29, 2009	March 30, 2008
Effective interest rate on liability component	7.07%	7.07%
Contractual interest expense recognized on the 2024 Notes	$938	$938
Amortization of the discount on liability component	$1,667	$1,988

The remaining unamortized discount will be amortized using the effective interest method through November 15, 2011. As of March 29, 2009, the if-converted value of the 2024 Notes did not exceed the principal amount.

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

A summary of the activity affecting the Company’s accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the three months ended March 29, 2009 is as follows:

Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$1,425
Amounts accrued	—
Amounts paid/incurred	(293)
Effects of exchange rates	—
Balance at March 29, 2009	$1,132

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

Note 7. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended
	March 29, 2009	March 30, 2008
Interest income	$398	$181
Interest expense	(4,348)	(4,884)
Foreign currency gain (loss), net	2,821	(3,248)
Gain on repurchase of convertible debt	3,368	—
Other income, net	919	716
Totalother income (expense), net	$3,158	$(7,235)

 Other income (expense), net, for the quarter ended March 29, 2009 includes a gain of approximately $3.4 million related to the repurchase of approximately $5.4 million in aggregate par value of the Company’s outstanding 1.875% convertible subordinated notes due 2024.

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

The following details the calculation of basic and diluted loss per share:

	Three Months Ended
	March 29, 2009	March 30, 2008
Basic:
Loss	$(4,372)	$(16,172)
Weighted average common shares	131,491	130,927
Basic loss per share	$(0.03)	$(0.12)
Diluted:
Loss	$(4,372)	$(16,172)
Interest expense of convertible debt, net of tax	—	—
Loss, as adjusted	$(4,372)	$(16,172)
Weighted average common shares	131,491	130,927
Potential common shares	—	—
Weighted average common shares, as adjusted	131,491	130,927
Diluted loss per share	$(0.03)	$(0.12)

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

Subsequent to the issuance of its consolidated financial statements for the fiscal quarter ended March 29, 2009, the Company identified an error in the accounting for its 2024 Notes and the application of FASB  FSP APB 14-1, Debt Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement), to that instrument.  FASB FSP APB 14-1, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB FSP APB 14-1 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB FSP APB 14-1 to its 2024 Notes.  As a result, the accompanying consolidated financial statements for the three months ended March 29, 2009 and March 30, 2008 have been restated to correct for this error. The effect of the restatement is described in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements.  The following management’s discussion and analysis gives effect to the restatement.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three months ended March 29, 2009 and March 30, 2008:

	Three Months Ended
	March 29, 2009	March 30, 2008
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	76.8	76.3
Intangible asset amortization	0.4	2.7
Restructuring and impairment charges	0.9	2.4
Total cost of sales	78.1	81.4
Gross profit	21.9	18.6
Operating expenses:
Sales and marketing	6.5	5.5
Research and development	10.1	8.7
General and administrative	8.1	6.7
Intangible asset amortization	0.2	1.1
Restructuring and impairment charges	1.0	0.1
Total operating expenses	25.9	22.1
Operating loss	(4.0)	(3.5)
Other income (expense), net	2.1	(3.1)
Loss before income taxes	(1.9)	(6.6)
Income tax provision	1.0	0.5
Net loss	(2.9)%	(7.1)%

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	March 29, 2009		March 30, 2008
Americas	$35,601	24%	$86,081	38%
Asia Pacific	58,520	39%	62,756	28%
Europe	43,488	29%	70,513	31%
Other international	12,136	8%	6,952	3%
Total	$149,745	100%	$226,302	100%

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	March 29, 2009		March 30, 2008
Net sales	$149,745	100.0%	$226,302	100.0%
Cost of sales:
Cost of sales	114,962	76.8%	172,764	76.3%
Intangible amortization	623	0.4%	6,110	2.7%
Restructuring and impairment charges	1,408	0.9%	5,372	2.4%
Total cost of sales	116,993	78.1%	184,246	81.4%
Gross profit	$32,752	21.9%	$42,056	18.6%

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
	March 29, 2009		March 30, 2008
Operating Expenses
Sales and marketing	$9,741	6.5%	$12,546	5.5%
Research and development	15,147	10.1%	19,672	8.7%
General and administrative	12,099	8.1%	15,097	6.7%
Intangible amortization	327	0.2%	2,597	1.1%
Restructuring and impairment charges	1,498	1.0%	113	0.1%
Total operating expenses	$38,812	25.9%	$50,025	22.1%

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

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	March 29, 2009		March 30, 2008
Interest income	$398	0.2%	$181	0.1%
Interest expense	(4,348)	(2.9)%	(4,884)	(2.1)%
Foreign currency gain (loss), net	2,821	1.9%	(3,248)	(1.4)%
Gain on repurchase of convertible debt	3,368	2.3%	—	—
Other income, net	919	0.6%	716	0.3%
Other income (expense), net	$3,158	2.1%	$(7,235)	(3.1)%

Interest income increased by $0.2 million during the first quarter ended March 29, 2009 compared to the first quarter ended March 30, 2008. Interest expense decreased by $0.5 million during the first quarter of fiscal 2009 due to the retirement of approximately $50 million of our long-term debt when compared to the first quarter of 2008. Also included in other income (expense), net is a  gain of $3.4 million that we recognized on the purchase of $5.4 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024 that were purchased at a discount during the first quarter of 2009. Additionally, we recognized a net foreign currency translation gain of $2.8 million in the first quarter of 2009, primarily due to the strength of the U.S. Dollar versus several other currencies, as compared to the first quarter of 2008 when we recognized a foreign currency translation loss of $3.2 million.

Income Tax Provision

Our effective tax rate for the three months ended March 29, 2009 was an expense of approximately 50.7% of our pre-tax loss of $2.9 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS 109 due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the three months ended March 29, 2009, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions, primarily China. In addition, in the first quarter of 2009, tax expense was reduced by approximately $1.1 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	March 29, 2009	March 30, 2008
Operating loss	$(6,060)	$(7,969)
Other income (expense), net	3,158	(7,235)
Loss before income taxes	(2,902)	(15,204)
Income tax provision	1,470	968
Net loss	$(4,372)	$(16,172)

Our net loss for the quarter ended March 29, 2009 was $4.4 million, compared to our net loss of $16.2 million for the quarter ended March 30, 2008. The decrease in our net loss during the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008 is primarily the result of our worldwide cost-cutting and restructuring activities. Additionally, we have benefited from prior year asset impairments which significantly reduced our intangible amortization costs as well as the benefit from the gain on the purchase of a portion of our outstanding debt.

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

	Three Months Ended (in thousands)
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

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2008	6,840,921	$0.49-$67.08	$8.34	3,724,870	$10.62
Granted	3,998,750	$0.42-$ 0.56	$0.47
Exercised	—	—	—
Cancelled	(378,310)	$0.48-$61.67	$9.86
Balance at March 29, 2009	10,461,361	$0.42-$67.08	$5.28	3,771,221	$10.11

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

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon the material weakness described below and the restatement described in Note 5 of the Notes to Consolidated Financial Statements, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 29, 2009 in timely alerting them to material information related to us that is required to be included in our annual and periodic SEC filings.

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

Internal Control Over Financial Reporting (As Revised)

Other than the material weakness described below, there has been no change in our internal control over financial reporting during the fiscal quarter ended March 29, 2009 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Subsequent to the issuance of our consolidated financial statements for the three months ended March 29, 2009, we identified an error in the accounting for our 2024 Notes and the application of FASB FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement), to that instrument. We did not timely adopt this new accounting standard due to insufficient analysis of our debt agreements and the related impact of the standard on our financial statements which resulted in a restatement of the 2009 consolidated financial statements. This is a material weakness and during the first quarter of 2010, we completed the design and implementation of control activities to remediate this issue. As a result, we currently believe our internal controls over financial reporting are effective. We are required to comply with Section 404 on an annual basis, and if, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

Date: March 8, 2010	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer