Form 10-Q/A
period 2009-06-28
POWERWAVE TECHNOLOGIES INC
filed 2010-03-08
CIK 1023362

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

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Powerwave also provides copies of its Current Reports on Form 8-K, Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Proxy Statements, and amendments thereto, at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

EXPLANATORY NOTE

Powerwave Technologies Inc. (the “Company” or “Powerwave”) is filing this Amendment No. 1 to its Form 10-Q for the fiscal quarter ended June 28, 2009 to amend and restate the Form 10-Q in its entirety.  This Amendment No. 1 includes a restatement of the Company’s previously issued financial statements to reflect the correction of an error relating to the accounting treatment for the Company’s 1.875% convertible subordinated notes due 2024 (“2024 Notes”), as discussed in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements.  The Company’s 2024 Notes should have been accounted for as set forth under FASB Staff Position (FSP) Accounting Principles Board Opinion (APB) 14-1, which became effective at the beginning of the 2009 fiscal year.  FASB FSP APB 14-1 requires retrospective application to the terms of the 2024 Notes as they existed for all periods presented and this retrospective application is included herein.  The items that include changes are: Part I, Item 1, Financial Statements, Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 4, Controls and Procedures, and Part II, Item 1A, Risk Factors.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 28, 2009 (As Restated)	December 28, 2008 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$39,842	$46,906
Restricted cash	2,524	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $10,600 and $9,478, respectively	164,939	213,871
Inventories	70,808	81,098
Prepaid expenses and other current assets	24,717	25,303
Deferred income taxes	3,204	3,204
Total current assets	306,034	373,815
Property, plant and equipment, net	91,622	98,616
Intangible assets, net	1,660	3,803
Asset held for sale	4,085	4,845
Other assets	6,505	6,215
TOTAL ASSETS	$409,906	$487,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,106	$139,267
Accrued payroll and employee benefits	10,862	12,286
Accrued restructuring costs	2,641	5,813
Accrued expenses and other current liabilities	26,074	37,390
Total current liabilities	137,683	194,756
Long-term debt	266,066	285,256
Other liabilities	1,987	1,898
Total liabilities	405,736	481,910
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 131,975,982 and 131,637,460 shares issued and outstanding, respectively	823,048	820,733
Accumulated other comprehensive income	12,529	14,245
Accumulated deficit	(831,407)	(829,594)
Net shareholders’ equity	4,170	5,384
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$409,906	$487,294

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2009 (As Restated)	June 29, 2008 (As Restated)	June 28, 2009 (As Restated)	June 29, 2008 (As Restated)
Net sales	$136,110	$245,642	$285,855	$471,943
Cost of sales:
Cost of goods	99,587	185,090	214,548	357,853
Intangible asset amortization	623	6,255	1,247	12,364
Restructuring and impairment charges	2	5,163	1,410	10,535
Total cost of sales	100,212	196,508	217,205	380,752
Gross profit	35,898	49,134	68,650	91,191
Operating expenses:
Sales and marketing	8,854	13,217	18,595	25,763
Research and development	14,592	20,789	29,740	40,460
General and administrative	12,752	15,973	24,851	31,070
Intangible asset amortization	207	2,660	534	5,257
Restructuring and impairment charges	151	966	1,649	1,080
Total operating expenses	36,556	53,605	75,369	103,630
Operating loss	(658)	(4,471)	(6,719)	(12,439)
Other income (expense), net	2,499	(6,707)	5,658	(13,942)
Income (loss) before income taxes	1,841	(11,178)	(1,061)	(26,381)
Income tax provision (benefit)	(718)	1,006	752	1,975
Net income (loss)	$2,559	$(12,184)	$(1,813)	$(28,356)
Basic income (loss) per share:	$0.02	$(0.09)	$(0.01)	$(0.22)
Diluted income (loss) per share:	$0.02	$(0.09)	$(0.01)	$(0.22)
Shares used in the computation of income (loss) per share:
Basic	131,654	131,001	131,572	130,964
Diluted	134,447	131,001	131,572	130,964

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2009 (As Restated)	June 29, 2008 (As Restated)	June 28, 2009 (As Restated)	June 29, 2008 (As Restated)
Net income (loss)	$2,559	$(12,184)	$(1,813)	$(28,356)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	1,648	(8,628)	(1,716)	27,915
Comprehensive income (loss)	$4,207	$(20,812)	$(3,529)	$(441)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 28, 2009 (As Restated)	June 29, 2008 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,813)	$(28,356)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,033	32,321
Non-cash restructuring and impairment charges	3,059	11,615
Provision for sales returns and doubtful accounts	1,672	(79)
Provision for excess and obsolete inventories	4,371	6,168
Compensation costs related to stock-based awards	2,186	2,614
Gain on repurchase of convertible debt	(9,767)	—
Gain on disposal of property, plant and equipment	(84)	(171)
Gain on settlement of litigation	(645)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	48,044	(3,847)
Inventories	3,416	(8,611)
Prepaid expenses and other current assets	725	7,438
Accounts payable	(42,006)	27,843
Accrued expenses and other current liabilities	(18,694)	(29,365)
Other non-current assets	538	636
Other non-current liabilities	89	15
Net cash provided by operating activities	6,124	18,221
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,246)	(5,230)
Restricted cash	909	4,190
Proceeds from the sale of property, plant and equipment	323	3,900
Acquisitions, net of cash acquired	1,960	—
Net cash provided by (used in) investing activities	(54)	2,860
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,305)	—
Proceeds from stock-based compensation arrangements	131	491
Repurchase of common stock	(2)	(479)
Retirement of long-term debt	(12,445)	—
Net cash provided by (used in) financing activities	(13,621)	12
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	487	1,844
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,064)	22,937
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151
CASH AND CASH EQUIVALENTS, end of period	$39,842	$81,088

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$4,713	$4,986
Income taxes	$3,014	$17,232
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$124	$10

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

Newly Adopted Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165).  SFAS 165 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or available to be issued).  SFAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued.  SFAS 165 is effective for interim and annual periods ending on or after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s business, results of operations or financial condition.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of sales	$336	$249	$603	$493
Sales and marketing expenses	121	103	212	218
Research and development expenses	297	290	544	568
General and administrative expenses	534	682	827	1,335
Increase to operating loss before income taxes	1,288	1,324	2,186	2,614
Income tax benefit recognized	—	—	—	—
Impact on net income (loss)	$1,288	$1,324	$2,186	$2,614
Impact on income (loss) per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.02

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

Note 5. Financing Arrangements, Long-Term Debt and Restatement Matters

In the second quarter of 2009, the Company repurchased $20.0 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of approximately $6.4 million on the purchase.  In the first quarter of 2009, the Company repurchased approximately $5.4 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of approximately $3.4 million on the purchase.  After the purchases, there is $130.9 million outstanding under the 1.875% convertible subordinated notes.

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

Impact of the Adoption of FASB FSP APB 14-1 and Restatement

Subsequent to the issuance of its consolidated financial statements for the three and six months ended June 28, 2009, the Company identified an error in the accounting for its 2024 Notes and the application of FASB FSP APB 14-1 to that instrument.  FASB FSP APB 14-1, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB FSP APB 14-1 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB FSP APB 14-1 to its 2024 Notes.  As a result, the accompanying consolidated financial statements as of June

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

28, 2009 and December 28, 2008 and for the three and six months ended June 28, 2009 and June 29, 2008 have been restated to correct for this error. The effect of the restatement is described below.

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

The following tables set forth the effect of the restatement of the adoption and retrospective application of FASB FSP APB 14-1 on certain previously reported financial statement items:

	June 28, 2009		December 28, 2008
Consolidated Balance Sheets:	As Reported	As Restated	As Reported	As Restated
Other assets	$6,924	$6,505	$6,817	$6,215
Total assets	410,325	409,906	487,896	487,294
Long-term debt	280,887	266,066	306,321	285,256
Total liabilities	420,557	405,736	502,975	481,910
Common Stock	767,519	823,048	765,204	820,733
Accumulated deficit	(790,280)	(831,407)	(794,528)	(829,594)
Net shareholders’ equity (deficit)	(10,232)	4,170	(15,079)	5,384
Total liabilities and shareholders’ equity	410,325	409,906	487,896	487,294

	Three Months Ended
	June 28, 2009		June 29, 2008
Consolidated Statements of Operations:	As Reported	As Restated	As Reported	As Restated
Other income (expense), net	$6,288	$2,499	$(4,747)	$(6,707)
Income (loss) before income taxes	5,630	1,841	(9,218)	(11,178)
Net income (loss)	6,348	2,559	(10,224)	(12,184)
Earnings (loss) per share:
Basic	$0.05	$0.02	$(0.08)	$(0.09)
Diluted	$0.05	$0.02	$(0.08)	$(0.09)

	Six Months Ended
	June 28, 2009		June 29, 2008
Consolidated Statements of Operations:	As Reported	As Restated	As Reported	As Restated
Other income (expense), net	$11,719	$5,658	$(10,057)	$(13,942)
Income (loss) before income taxes	5,000	(1,061)	(22,496)	(26,381)
Net income (loss)	4,248	(1,813)	(24,471)	(28,356)
Earnings (loss) per share:
Basic	$0.03	$(0.01)	$(0.19)	$(0.22)
Diluted	$0.03	$(0.01)	$(0.19)	$(0.22)
Shares used in the computation of diluted earnings (loss) per share:	132,969	131,572	130,964	130,964

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

	Six Months Ended
	June 28, 2009		June 29, 2008
Consolidated Statements of Cash Flows:	As Reported	As Restated	As Reported	As Restated
Net income (loss)	$4,248	$(1,813)	$(24,471)	$(28,356)
Depreciation and amortization	12,317	15,033	29,335	32,321
Gain on repurchase of convertible debt	(12,693)	(9,767)	—	—
Other non-current assets	119	538	(263)	636

The following tables provide additional information about the Company’s 2024 Notes that are subject to FASB FSP APB 14-1:

	June 28, 2009	December 28, 2008
	As Restated	As Restated
Carrying amount of the equity component	$55,529	$55,529

Principal amount of the 2024 Notes	$130,887	$156,321
Unamortized discount of liability component	(14,821)	(21,065)
Net carrying amount of liability component	$116,066	$135,256

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Effective interest rate on liability component	7.07%	7.07%	7.07%	7.07%
Contractual interest expense recognized on the 2024 Notes	$938	$938	$1,875	$1,875
Amortization of the discount on liability component	$1,565	$2,023	$3,232	$4,011

The remaining unamortized discount will be amortized using the effective interest method through November 15, 2011. As of June 28, 2009, the if-converted value of the 2024 Notes did not exceed the principal amount.

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

A summary of the activity affecting its accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the first half of 2009 is as follows:
Facility Closures & Equipment Write-downs
Balance at December 28, 2008	$1,425
Amounts accrued	—
Amounts paid/incurred	(404)
Effects of exchange rates	—
Balance at June 28, 2009	$1,021

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

Note 7. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest income	$71	$58	$469	$239
Interest expense	(4,525)	(4,390)	(8,872)	(9,274)
Foreign currency gain (loss), net	242	(2,561)	3,063	(5,810)
Gain on repurchase of convertible debt	6,399	—	9,767	—
Other income, net	312	186	1,231	903
Total	$2,499	$(6,707)	$5,658	$(13,942)

Other income (expense), net, for the three and six months ended June 28, 2009 includes a gain of approximately $6.4 million and $9.8 million, respectively, related to the repurchase of approximately $20.0 million and $25.4 million, respectively, in aggregate par value of the Company’s outstanding 1.875% convertible subordinated notes due 2024.

Note 8. Earnings (Loss) Per Share

In accordance with SFAS No. 128, Earnings Per Share (SFAS 128), basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 29,023,841 and 31,503,790 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended June 28, 2009, as the effect would be anti-dilutive.  In addition, potential common shares of 36,962,165 and 36,909,791 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended June 29, 2008.

The following details the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Basic:
Net income (loss)	$2,559	$(12,184)	$(1,813)	$(28,356)
Weighted average common shares	131,654	131,001	131,572	130,964
Basic income (loss) per share	$0.02	$(0.09)	$(0.01)	$(0.22)
Diluted:
Net income (loss)	$2,559	$(12,184)	$(1,813)	$(28,356)
Interest expense of convertible debt, net of tax	—	—	—	—
Net income (loss), as adjusted	$2,559	$(12,184)	$(1,813)	$(28,356)
Weighted average common shares	131,654	131,001	131,572	130,964
Potential common shares	2,793	—	—	—
Weighted average common shares, as adjusted	134,447	131,001	131,572	130,964
Diluted income (loss) per share	$0.02	$(0.09)	$(0.01)	$(0.22)

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

The estimated fair values of the Company’s financial instruments were as follows:

	June 28, 2009		December 28, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$39,842	$39,842	$46,906	$46,906
Restricted cash	2,524	2,524	3,433	3,433
Long-term debt
3.875% Convertible Subordinated Notes due 2027	$150,000	$73,605	$150,000	$35,805
1.875% Convertible Subordinated Notes due 2024	130,887	81,150	156,321	37,189
Less unamortized discount	(14,821)		(21,065)
Total long-term debt	$266,066		$285,256

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

Subsequent to the issuance of its consolidated financial statements for the fiscal quarter ended June 28, 2009, the Company identified an error in the accounting for its 2024 Notes and the application of FASB FSP APB 14-1, Debt Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement), to that instrument.  FASB FSP APB 14-1, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB FSP APB 14-1 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB FSP APB 14-1 to its 2024 Notes.  As a result, the accompanying consolidated financial statements for the three and six months ended June 28, 2009 and June 29, 2008 have been restated to correct for this error. The effect of the restatement is described in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements.  The following management’s discussion and analysis gives effect to the restatement.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended June 28, 2009 and June 29, 2008:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	73.2	75.3	75.1	75.9
Intangible asset amortization	0.4	2.6	0.4	2.6
Restructuring and impairment charges	0.0	2.1	0.5	2.2
Total cost of sales	73.6	80.0	76.0	80.7
Gross profit	26.4	20.0	24.0	19.3
Operating expenses:
Sales and marketing	6.5	5.4	6.5	5.5
Research and development	10.7	8.4	10.4	8.6
General and administrative	9.4	6.5	8.7	6.6
Intangible asset amortization	0.2	1.1	0.2	1.1
Restructuring and impairment charges	0.1	0.4	0.6	0.2
Total operating expenses	26.9	21.8	26.4	22.0
Operating loss	(0.5)	(1.8)	(2.4)	(2.7)
Other income (expense), net	1.8	(2.8)	2.0	(2.9)
Income (loss) before income taxes	1.3	(4.6)	(0.4)	(5.6)
Income tax provision (benefit)	(0.6)	0.4	0.2	0.4
Net income (loss)	1.9%	(5.0)%	(0.6)%	(6.0)%

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	June 28, 2009		June 29, 2008
Americas	$41,881	31%	$83,084	34%
Asia Pacific	48,752	36%	72,841	30%
Europe	34,374	25%	80,610	33%
Other international	11,103	8%	9,107	3%
Total	$136,110	100%	$245,642	100%

Revenues decreased in all regions in the second quarter of 2009 as compared with the second quarter of 2008 with the exception of the “other international” category. The increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the operator direct channel as well as the original equipment manufacturer sales channel, resulting from the global macro-economic crisis and recession. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Net sales	$136,110	100.0%	$245,642	100.0%
Cost of sales:
Cost of sales	99,587	73.2%	185,090	75.3%
Intangible amortization	623	0.4%	6,255	2.6%
Restructuring and impairment charges	2	0.0%	5,163	2.1%
Total cost of sales	100,212	73.6%	196,508	80.0%
Gross profit	$35,898	26.4%	$49,134	20.0%

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Operating Expenses
Sales and marketing	$8,854	6.5%	$13,217	5.4%
Research and development	14,592	10.7%	20,789	8.4%
General and administrative	12,752	9.4%	15,973	6.5%
Intangible amortization	207	0.2%	2,660	1.1%
Restructuring and impairment charges	151	0.1%	966	0.4%
Total operating expenses	$36,556	26.9%	$53,605	21.8%

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

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Interest income	$71	0.0%	$58	0.0%
Interest expense	(4,525)	(3.3)%	(4,390)	(1.8)%
Foreign currency gain (loss), net	242	0.2%	(2,561)	(1.1)%
Gain on repurchase of convertible debt	6,399	4.7%	—	—
Other income, net	312	0.2%	186	0.1%
Other income (expense), net	$2,499	1.8%	$(6,707)	(2.8)%

Interest income stayed relatively flat during the second quarter of 2009 compared with the second quarter of 2008. Interest expense increased slightly during the second quarter of 2009 primarily due to the higher loan fees and interest rates related to our new Credit Agreement which was entered into in April of 2009. The increase in other income (expense), net is primarily due to the gain of approximately $6.4 million that we recognized on the purchase of $20.0 million in aggregate par value of our outstanding 1.875% convertible subordinated notes due 2024 that were purchased at a discount during the second quarter of 2009. Additionally, we recognized a net foreign currency translation gain of $0.2 million in the second quarter of 2009, primarily due to the strength of the U.S. Dollar versus several other currencies, as compared with the second quarter of 2008 when we recognized a foreign currency translation loss of $2.6 million.

Income Tax Provision (Benefit)

Our effective tax rate for the second quarter of 2009 was a benefit of approximately 39.0% of our pre-tax income of $1.8 million. We have recorded a valuation allowance against a portion of our deferred tax assets due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. For the second quarter of 2009, we recorded an income tax benefit for losses from jurisdictions where the tax benefits will be realized or offset by permanent differences.  The benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and additional tax expense associated with uncertain tax positions.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Income (Loss)

The following table presents a reconciliation of operating loss to net income (loss):

	Three Months Ended (in thousands)
	June 28, 2009	June 29, 2008
Operating loss	$(658)	$(4,471)
Other income (expense), net	2,499	(6,707)
Income (loss) before income taxes	1,841	(11,178)
Income tax provision (benefit)	(718)	1,006
Net income (loss)	$2,559	$(12,184)

Our net income for the second quarter of 2009 was $2.6 million, compared with our net loss of $12.2 million for the second quarter of 2008. The increase in our net income during the second quarter of 2009 compared with the net loss in the second quarter of 2008 is the result of the gain on debt repurchases, lower current year intangible asset amortization costs resulting from prior year asset impairments and lower operating costs resulting from our worldwide cost-cutting and restructuring activities.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (in thousands)
Geographic Area	June 28, 2009		June 29, 2008
Americas	$77,482	27%	$169,165	36%
Asia Pacific	107,272	38%	135,596	29%
Europe	77,861	27%	151,123	32%
Other international	23,240	8%	16,059	3%
Total	$285,855	100%	$471,943	100%

Revenues decreased in all regions in the first half of 2009 as compared with the first half of 2008 with the exception of the “other international” category. The increase in revenues in the “other international” category largely represents increased revenues in the Middle East region. The decrease in the other regions was largely due to contraction in both the operator direct channel as well as the original equipment manufacturer sales channel, resulting from the global macro-economic crisis. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as noted above, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Operating Expenses
Sales and marketing	$18,595	6.5%	$25,763	5.5%
Research and development	29,740	10.4%	40,460	8.6%
General and administrative	24,851	8.7%	31,070	6.6%
Intangible amortization	534	0.2%	5,257	1.1%
Restructuring and impairment charges	1,649	0.6%	1,080	0.2%
Total operating expenses	$75,369	26.4%	$103,630	22.0%

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

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Six Months Ended (in thousands)
	June 28, 2009		June 29, 2008
Interest income	$469	0.1%	$239	0.1%
Interest expense	(8,872)	(3.1)%	(9,274)	(2.0)%
Foreign currency gain (loss), net	3,063	1.1%	(5,810)	(1.2)%
Gain on repurchase of convertible debt	9,767	3.5%	—	—
Other income, net	1,231	0.4%	903	0.2%
Other income (expense), net	$5,658	2.0%	$(13,942)	(2.9)%

Interest income increased slightly during the first half of 2009 compared with the first half of 2008. Interest expense decreased due to lower interest expense associated with the retirement of approximately $69 million of our long-term debt in the last three quarters when compared with the first six months of 2008.  The increase in other income (expense), net is primarily due to the $9.8 million gain we recognized on the purchase of $25.4 million in aggregate par value of our outstanding 1.875% subordinated convertible notes due 2024.  The notes were purchased at a discount in both the first and second quarters of 2009.  Additionally, we recognized a net foreign currency translation gain of $3.1 million in the first half of 2009, primarily due to the strength of the U.S. Dollar versus several other currencies.  For the first half of 2008, we recognized a foreign currency translation loss of $5.8 million, primarily due to the weakness of the U.S. Dollar in comparison to the Euro, Swedish Krona and Chinese RMB.

Income Tax Provision

Our effective tax rate for the first half of 2009 was an expense of approximately 70.9% of our pre-tax loss of $1.1 million.  Our effective tax rate was reduced by approximately $1.1 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction.  We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to SFAS 109 due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance.  For the first half of 2009, we recorded an income tax benefit for losses from tax jurisdictions where the tax benefits will be realized or offset by permanent differences.  The tax benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Six Months Ended (in thousands)
	June 28, 2009	June 29, 2008
Operating loss	$(6,719)	$(12,439)
Other income (expense), net	5,658	(13,942)
Loss before income taxes	(1,061)	(26,381)
Income tax provision	752	1,975
Net loss	$(1,813)	$(28,356)

Our net loss for the first half of 2009 was $1.8 million compared with a loss of $28.4 million for the first half of 2008.  The decrease in our net loss during the first half of 2009 as compared with the first half of 2008 is the result of the gains on our debt repurchases during the period, lower intangible amortization costs and reduced operating expenses resulting from our restructuring activities over the last year.

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

	Number of Shares	Price Per Share	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
Balance at December 28, 2008	6,840,921	$0.49-$67.08	$8.34	3,724,870	$10.62
Granted	4,383,750	$0.42-$1.46	$0.49
Exercised	—	—	—
Cancelled	(710,514)	$0.48-$61.67	$10.47
Balance at June 28, 2009	10,514,157	$0.42-$67.08	$4.93	3,684,177	$9.71

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

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon the material weakness described below and the restatement described in Note 5 of the Notes to Consolidated Financial Statements, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 28, 2009 in timely alerting them to material information related to us that is required to be included in our annual and periodic SEC filings.
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

Internal Control Over Financial Reporting (As Revised)

Other than the material weakness described below, there has been no change in our internal control over financial reporting during the fiscal quarter ended June 28, 2009 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Subsequent to the issuance of our consolidated financial statements for the three and six months ended June 28, 2009, we identified an error in the accounting for our 2024 Notes and the application of FASB FSP APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash upon Conversion (Including Partial Cash Settlement), to that instrument. We did not timely adopt this new accounting standard due to insufficient analysis of our debt agreements and the related impact of the standard on our financial statements which resulted in a restatement of the 2009 consolidated financial statements. This is a material weakness and during the first quarter of 2010, we completed the design and implementation of control activities to remediate this issue. As a result, we currently believe our internal controls over financial reporting are effective. We are required to comply with Section 404 on an annual basis, and if, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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