Form 10-Q/A
period 2009-09-27
POWERWAVE TECHNOLOGIES INC
filed 2010-03-08
CIK 1023362

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

EXPLANATORY NOTE

Powerwave Technologies Inc. (the “Company” or “Powerwave”) is filing this Amendment No. 1 to its Form 10-Q for the fiscal quarter ended September 27, 2009 to amend and restate the Form 10-Q in its entirety.  This Amendment No. 1 includes a restatement of the Company’s previously issued financial statements to reflect the correction of an error relating to the accounting treatment for the Company’s 1.875% convertible subordinated notes due 2024 (“2024 Notes”), as discussed in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements.  The Company’s 2024 Notes should have been accounted for as set forth under the accounting guidance now codified as FASB Accounting Standards Codification (ASC) Topic 470-20, which became effective at the beginning of the 2009 fiscal year.  FASB ASC Topic 470-20 requires retrospective application to the terms of the 2024 Notes as they existed for all periods presented and this retrospective application is included herein.  The items that include changes are: Part I, Item 1, Financial Statements, Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I, Item 4, Controls and Procedures, and Part II, Item 1A, Risk Factors.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 27, 2009 (As Restated)	December 28, 2008 (As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$44,901	$46,906
Restricted cash	2,616	3,433
Accounts receivable, net of allowance for sales returns and doubtful accounts of $8,995 and $9,478, respectively	142,327	213,871
Inventories	69,843	81,098
Prepaid expenses and other current assets	31,666	25,303
Deferred income taxes	3,204	3,204
Total current assets	294,557	373,815
Property, plant and equipment, net	88,942	98,616
Intangible assets, net	830	3,803
Asset held for sale	3,889	4,845
Other assets	6,138	6,215
TOTAL ASSETS	$394,356	$487,294

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,076	$139,267
Accrued payroll and employee benefits	11,569	12,286
Accrued restructuring costs	1,973	5,813
Accrued expenses and other current liabilities	27,624	37,390
Total current liabilities	121,242	194,756
Long-term debt	267,512	285,256
Other liabilities	2,242	1,898
Total liabilities	390,996	481,910
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, 132,359,006 and 131,637,460 shares issued and outstanding, respectively	824,395	820,733
Accumulated other comprehensive income	11,483	14,245
Accumulated deficit	(832,518)	(829,594)
Net shareholders’ equity	3,360	5,384
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$394,356	$487,294

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2009 (As Restated)	September 28, 2008 (As Restated)	September 27, 2009 (As Restated)	September 28, 2008 (As Restated)
Net sales	$139,048	$237,960	$424,904	$709,903
Cost of sales:
Cost of goods	101,938	179,633	316,487	537,486
Intangible asset amortization	624	4,094	1,870	16,459
Restructuring and impairment charges	328	3,368	1,738	13,903
Total cost of sales	102,890	187,095	320,095	567,848
Gross profit	36,158	50,865	104,809	142,055
Operating expenses:
Sales and marketing	8,069	10,301	26,665	36,064
Research and development	14,534	18,447	44,273	58,907
General and administrative	11,150	17,992	36,001	49,062
Intangible asset amortization	206	2,589	740	7,846
Restructuring and impairment charges	335	2,755	1,985	3,834
Total operating expenses	34,294	52,084	109,664	155,713
Operating income (loss)	1,864	(1,219)	(4,855)	(13,658)
Other income (expense), net	(2,172)	(2,037)	3,486	(15,979)
Loss before income taxes	(308)	(3,256)	(1,369)	(29,637)
Income tax provision	803	540	1,555	2,515
Net loss	$(1,111)	$(3,796)	$(2,924)	$(32,152)
Basic loss per share:	$(0.01)	$(0.03)	$(0.02)	$(0.25)
Diluted loss per share:	$(0.01)	$(0.03)	$(0.02)	$(0.25)
Shares used in the computation of loss per share:
Basic	131,950	131,142	131,698	131,023
Diluted	131,950	131,142	131,698	131,023

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2009 (As Restated)	September 28, 2008 (As Restated)	September 27, 2009 (As Restated)	September 28, 2008 (As Restated)
Net loss	$(1,111)	$(3,796)	$(2,924)	$(32,152)
Other comprehensive loss:
Foreign currency translation adjustments, net of income taxes	(1,046)	(34,542)	(2,762)	(6,627)
Comprehensive loss	$(2,157)	$(38,338)	$(5,686)	$(38,779)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	September 27, 2009 (As Restated)	September 28, 2008 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,924)	$(32,152)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,545	46,459
Non-cash restructuring and impairment charges	3,722	17,737
Provision for sales returns and doubtful accounts	1,830	1,457
Provision for excess and obsolete inventories	6,068	3,237
Compensation costs related to stock-based awards	3,394	3,722
Gain on repurchase of convertible debt	(9,767)	—
Gain on disposal of property, plant and equipment	(29)	(588)
Gain on settlement of litigation	(645)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	71,474	(20,122)
Inventories	5,967	(5,133)
Prepaid expenses and other current assets	(5,152)	7,814
Accounts payable	(67,060)	32,253
Accrued expenses and other current liabilities	(19,335)	(39,220)
Other non-current assets	465	1,599
Other non-current liabilities	283	148
Net cash provided by operating activities	10,836	17,211
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,243)	(7,501)
Restricted cash	817	3,732
Proceeds from the sale of business	500	500
Proceeds from the sale of property, plant and equipment	323	4,305
Acquisitions, net of cash acquired	1,960	(4,105)
Net cash used in investing activities	(643)	(3,069)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,305)	—
Proceeds from stock-based compensation arrangements	281	1,086
Repurchase of common stock	(13)	(521)
Retirement of short-term debt	—	(13,630)
Retirement of long-term debt	(12,445)	—
Net cash used in financing activities	(13,482)	(13,065)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,284	(1,557)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,005)	(480)
CASH AND CASH EQUIVALENTS, beginning of period	46,906	58,151
CASH AND CASH EQUIVALENTS, end of period	$44,901	$57,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$4,853	$5,417
Income taxes	$5,876	$18,633
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$859	$1,926

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

Newly Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, “Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental U.S. GAAP. FASB ASC Topic 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the FASB Codification will be considered non-authoritative. These provisions of FASB ASC Topic 105 are effective for interim and annual periods ending after September 15, 2009 and, accordingly, are effective for the Company for the current fiscal reporting period. The adoption of this pronouncement did not have an impact on the Company’s business, results of operations or financial condition, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards. On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

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

In May 2008, the FASB issued guidance now codified as FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” which clarifies how a convertible debt instrument must be accounted for if the instrument may be settled in cash or some combination of cash and stock upon conversion of the debt.  The Company is required to account for the liability and equity components of the convertible debt separately. The liability component is measured at its estimated fair value such that the effective interest expense associated with the convertible debt reflects the issuer’s borrowing rate at the time of issuance for similar debt instruments without the conversion feature. The difference between the cash proceeds associated with the convertible debt and the estimated fair value is recorded as a debt discount and amortized to interest expense over the life of the convertible debt using the effective interest rate method.  In addition, direct issuance costs associated with the convertible debt instruments are required to be allocated to the liability and equity components in proportion to the allocation of proceeds and accounted for as debt issuance costs and equity issuance costs, respectively. The Company has restated its previously issued financial statements to reflect the retrospective adoption of this guidance for its 1.875% Convertible Subordinated Notes due 2024 (“2024 Notes”). See Note 5 for information on the impact of the restatement on the consolidated financial statements related to the adoption of the new standard.

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

Note 5. Financing Arrangements, Long-Term Debt and Restatement Matters

In the first nine months of 2009, the Company repurchased $25.4 million in aggregate par value of its outstanding 1.875% convertible subordinated notes due November 2024, resulting in a gain of approximately $9.8 million on the purchase.  As of September 27, 2009, there is $130.9 million outstanding under the 1.875% convertible subordinated notes and $150.0 million outstanding under the 3.875% convertible subordinated notes.

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

Impact of the Adoption of FASB ASC Topic 470-20 and Restatement

Subsequent to the issuance of its consolidated financial statements for the three and nine months ended September 27, 2009, the Company identified an error in the accounting for its 2024 Notes and the application of FASB ASC Topic 470-20, Debt with Conversion and Other Options, to that instrument.  FASB ASC Topic 470-20, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB ASC Topic 470-20 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB ASC Topic 470-20 to its

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

2024 Notes.  As a result, the accompanying consolidated financial statements as of September 27, 2009 and December 28, 2008 and for the three and nine months ended September 27, 2009 and September 28, 2008 have been restated to correct for this error. The effect of the restatement is described below.

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

The following tables set forth the effect of the restatement of the adoption and retrospective application of FASB ASC Topic 470-20 on certain previously reported financial statement items:

	September 27, 2009		December 28, 2008
Consolidated Balance Sheets:	As Reported	As Restated	As Reported	As Restated
Other assets	$6,514	$6,138	$6,817	$6,215
Total assets	394,732	394,356	487,896	487,294
Long-term debt	280,887	267,512	306,321	285,256
Total liabilities	404,371	390,996	502,975	481,910
Common Stock	768,866	824,395	765,204	820,733
Accumulated deficit	(789,988)	(832,518)	(794,528)	(829,594)
Net shareholders’ equity (deficit)	(9,639)	3,360	(15,079)	5,384
Total liabilities and shareholders’ equity	394,732	394,356	487,896	487,294

	Three Months Ended
	September 27, 2009		September 28, 2008
Consolidated Statements of Operations:	As Reported	As Restated	As Reported	As Restated
Other income (expense), net	$(769)	$(2,172)	$(42)	$(2,037)
Income (loss) before income taxes	1,095	(308)	(1,261)	(3,256)
Net income (loss)	292	(1,111)	(1,801)	(3,796)
Earnings (loss) per share:
Basic	$0.00	$(0.01)	$(0.01)	$(0.03)
Diluted	$0.00	$(0.01)	$(0.01)	$(0.03)
Shares used in the computation of earnings (loss) per share	135,058	131,950	131,142	131,142

	Nine Months Ended
	September 27, 2009		September 28, 2008
Consolidated Statements of Operations:	As Reported	As Restated	As Reported	As Restated
Other income (expense), net	$10,950	$3,486	$(10,099)	$(15,979)
Income (loss) before income taxes	6,095	(1,369)	(23,757)	(29,637)
Net income (loss)	4,540	(2,924)	(26,272)	(32,152)
Earnings (loss) per share:
Basic	$0.03	$(0.02)	$(0.20)	$(0.25)
Diluted	$0.03	$(0.02)	$(0.20)	$(0.25)
Shares used in the computation of earnings (loss) per share	133,665	131,698	131,023	131,023

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

	Nine Months Ended
	September 27, 2009		September 28, 2008
Consolidated Statements of Cash Flows:	As Reported	As Restated	As Reported	As Restated
Net income (loss)	$4,540	$(2,924)	$(26,272)	$(32,152)
Depreciation and amortization	18,384	22,545	41,414	46,459
Gain on repurchase of convertible debt	(12,693)	(9,767)	—	—
Other non-current assets	88	465	764	1,599

The following tables provide additional information about the Company’s 2024 Notes that are subject to FASB ASC Topic 470-20:

	September 27, 2009 (As Restated)	December 28, 2008 (As Restated)
Carrying amount of the equity component	$55,529	$55,529

Principal amount of the 2024 Notes	$130,887	$156,321
Unamortized discount of liability component	(13,375)	(21,065)
Net carrying amount of liability component	$117,512	$135,256

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Effective interest rate on liability component	7.07%	7.07%	7.07%	7.07%
Contractual interest expense recognized on the 2024 Notes	$938	$938	$2,813	$2,813
Amortization of the discount on liability component	$1,446	$2,059	$4,678	$6,070

The remaining unamortized discount will be amortized using the effective interest method through November 15, 2011. As of September 27, 2009, the if-converted value of the 2024 Notes did not exceed the principal amount.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the 2009 Restructuring Plan for the first nine months of 2009 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$—	$—	$—
Amounts accrued	1,973	77	2,050
Amounts paid/incurred	(1,530)	(77)	(1,607)
Effects of exchange rates	—	—	—
Balance at September 27, 2009	$443	$—	$443

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

A summary of the activity affecting the accrued restructuring liability related to the 2008 Restructuring Plan for the first nine months of 2009 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at December 28, 2008	$3,106	$585	$3,691
Amounts accrued	594	126	720
Amounts paid/incurred	(3,634)	(372)	(4,006)
Effects of exchange rates	151	64	215
Balance at September 27, 2009	$217	$403	$620

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

Note 7. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest income	$62	$191	$531	$430
Interest expense	(4,064)	(4,978)	(12,937)	(14,252)
Foreign currency gain (loss), net	1,687	2,582	4,751	(3,227)
Gain on repurchase of convertible debt	—	—	9,767	—
Other income, net	143	168	1,374	1,070
Total other income (expense), net	$(2,172)	$(2,037)	$3,486	$(15,979)

Other income (expense), net, for the nine months ended September 27, 2009 includes a gain of approximately $9.8 million related to the repurchase of approximately $25.4 million in aggregate par value of the Company’s outstanding 1.875% convertible subordinated notes due 2024.  The Company recognized net foreign currency gains and losses in the

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

above periods primarily due to fluctuations between the U.S. Dollar and the Euro, Swedish Krona, Chinese RMB and Indian Rupee.

Note 8. Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 32,131,430 and 31,713,003 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 27, 2009, as the effect would be anti-dilutive.  Potential common shares of 35,695,340 and 36,504,974 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 28, 2008.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Basic:
Net loss	$(1,111)	$(3,796)	$(2,924)	$(32,152)
Weighted average common shares	131,950	131,142	131,698	131,023
Basic loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.25)
Diluted:
Net loss	$(1,111)	$(3,796)	$(2,924)	$(32,152)
Interest expense of convertible debt, net of tax	—	—	—	—
Net loss, as adjusted	$(1,111)	$(3,796)	$(2,924)	$(32,152)
Weighted average common shares	131,950	131,142	131,698	131,023
Potential common shares	—	—	—	—
Weighted average common shares, as adjusted	131,950	131,142	131,698	131,023
Diluted loss per share	$(0.01)	$(0.03)	$(0.02)	$(0.25)

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

The estimated fair values of the Company’s financial instruments were as follows:

	September 27, 2009		December 28, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$44,901	$44,901	$46,906	$46,906
Restricted cash	2,616	2,616	3,433	3,433
Long-term debt
3.875% Convertible Subordinated Notes due 2027	$150,000	$92,250	$150,000	$35,805
1.875% Convertible Subordinated Notes due 2024	130,887	105,691	156,321	37,189
Less unamortized discount	(13,375)		(21,065)
Total long-term debt	$267,512		$285,256

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

Subsequent to the issuance of its consolidated financial statements for the fiscal quarter ended September 27, 2009, the Company identified an error in the accounting for its 2024 Notes and the application of FASB ASC Topic 470-20, Debt with Conversion and Other Options, to that instrument.  FASB ASC Topic 470-20, which was effective on December 29, 2008, requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. To allocate the proceeds from a convertible debt offering in this manner, a company would first need to determine the carrying amount of the liability component, which would be based on the fair value of a similar liability, excluding any embedded conversion options. The resulting debt discount is then amortized over the period during which the debt is expected to be outstanding as additional non-cash interest expense. The adoption of FASB ASC Topic 470-20 generally requires retrospective application to all periods presented.  The Company had not properly applied FASB ASC Topic 470-20 to its 2024 Notes.  As a result, the accompanying consolidated financial statements for the three and nine months ended September 27, 2009 and September 28, 2008 have been restated to correct for this error. The effect of the restatement is described in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements.  The following management’s discussion and analysis gives effect to the restatement.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended September 27, 2009 and September 28, 2008:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	73.3	75.5	74.5	75.7
Intangible asset amortization	0.5	1.7	0.4	2.3
Restructuring and impairment charges	0.2	1.4	0.4	2.0
Total cost of sales	74.0	78.6	75.3	80.0
Gross profit	26.0	21.4	24.7	20.0
Operating expenses:
Sales and marketing	5.8	4.3	6.3	5.1
Research and development	10.5	7.7	10.4	8.3
General and administrative	8.0	7.6	8.5	6.9
Intangible asset amortization	0.2	1.1	0.2	1.1
Restructuring and impairment charges	0.2	1.2	0.4	0.5
Total operating expenses	24.7	21.9	25.8	21.9
Operating income (loss)	1.3	(0.5)	(1.1)	(1.9)
Other income (expense), net	(1.5)	(0.8)	0.7	(2.2)
Income (loss) before income taxes	(0.2)	(1.3)	(0.4)	(4.1)
Income tax provision	0.6	0.3	0.3	0.4
Net income (loss)	(0.8)%	(1.6)%	(0.7)%	(4.5)%

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

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Interest income	$62	0.1%	$191	0.1%
Interest expense	(4,064)	(2.9)%	(4,978)	(2.1)%
Foreign currency gain	1,687	1.2%	2,582	1.1%
Other income, net	143	0.1%	168	0.1%
Other expense, net	$(2,172)	(1.5)%	$(2,037)	(0.8)%

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

Income Tax Provision

Our effective tax rate for the third quarter of 2009 was an expense of approximately 260.7% of our pre-tax loss of $0.3 million. We have recorded a valuation allowance against a portion of our deferred tax assets due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. For the third quarter of 2009, we recorded an income tax benefit for losses from jurisdictions where the tax benefits will be realized or offset by permanent differences.  The benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and additional tax expense associated with uncertain tax positions.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Loss

The following table presents a reconciliation of operating income (loss) to net loss:

	Three Months Ended (in thousands)
	September 27, 2009	September 28, 2008
Operating income (loss)	$1,864	$(1,219)
Other expense, net	(2,172)	(2,037)
Loss before income taxes	(308)	(3,256)
Income tax provision	803	540
Net loss	$(1,111)	$(3,796)

Our net loss for the third quarter of 2009 was $1.1 million, compared with a net loss of $3.8 million for the third quarter of 2008. The decrease in our net loss during the third quarter of 2009 compared with the third quarter of 2008 is the result primarily of lower intangible asset amortization costs resulting from prior year asset impairments and lower restructuring and impairment charges when compared to the prior year period.

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

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:
	Nine Months Ended (in thousands)
	September 27, 2009		September 28, 2008
Interest income	$531	0.1%	$430	0.1%
Interest expense	(12,937)	(3.1)%	(14,252)	(2.0)%
Foreign currency gain (loss), net	4,751	1.1%	(3,227)	(0.4)%
Gain on repurchase of convertible debt	9,767	2.3%	—	—
Other income, net	1,374	0.3%	1,070	0.1%
Other income (expense), net	$3,486	0.7%	$(15,979)	(2.2)%

Interest income increased slightly during the first nine months of 2009 compared with the first nine months of 2008. Interest expense decreased due to lower interest expense associated with the retirement of approximately $69 million of our long-term debt in the last three quarters when compared with the first nine months of 2008.  The increase in other income (expense), net, is primarily due to the $9.8 million gain we recognized on the purchase of $25.4 million in aggregate par value of our outstanding 1.875% subordinated convertible notes due 2024.  We recognized a net foreign currency gain of $4.8 million in the first nine months of 2009 primarily due to fluctuations between the U.S. Dollar and the Euro, Swedish Krona and Chinese RMB, compared to a foreign currency loss of $3.2 million in the first nine months of 2008.

Income Tax Provision

Our effective tax rate for the first nine months of 2009 was an expense of approximately 113.6% of our pre-tax loss of $1.4 million.  Our effective tax rate was reduced by approximately $1.1 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction.  We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to the accounting guidance now codified as FASB ASC Topic 740, “Income Taxes,” due to the uncertainty of the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance.  For the first nine months of 2009, we recorded an income tax benefit for losses from tax jurisdictions where the tax benefits will be realized or offset by permanent differences.  The tax benefit recorded was offset by tax expense from operations in foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Nine Months Ended (in thousands)
	September 27, 2009	September 28, 2008
Operating loss	$(4,855)	$(13,658)
Other income (expense), net	3,486	(15,979)
Income (loss) before income taxes	(1,369)	(29,637)
Income tax provision	1,555	2,515
Net income (loss)	$(2,924)	$(32,152)

Our net loss for the first nine months of 2009 was $2.9 million compared with a loss of $32.2 million for the first nine months of 2008.  The decrease in our net loss during the first nine months of 2009 as compared with the first nine months of 2008 is the result of lower manufacturing costs and operating expenses resulting from our worldwide cost-cutting and restructuring activities, lower restructuring and impairment costs, lower intangible asset amortization costs resulting from prior year asset impairments and gains on our debt repurchases during the period.

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

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon the material weakness described below and the restatement described in Note 5 of the Notes to Consolidated Financial Statements, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 27, 2009 in timely alerting them to material information related to us that is required to be included in our annual and periodic SEC filings.

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

Internal Control Over Financial Reporting (As Revised)

Other than the material weakness described below, there has been no change in our internal control over financial reporting during the fiscal quarter ended September 27, 2009 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

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

Subsequent to the issuance of our consolidated financial statements for the three and nine months ended September 27, 2009, we identified an error in the accounting for our 2024 Notes and the application of FASB ASC Topic 470-20, Debt with Conversion and Other Options, to that instrument. We did not timely adopt this new accounting standard due to insufficient analysis of our debt agreements and the related impact of the standard on our financial statements which resulted in a restatement of the 2009 consolidated financial statements. This is a material weakness and during the first quarter of 2010, we completed the design and implementation of control activities to remediate this issue. As a result, we currently believe our internal controls over financial reporting are effective. We are required to comply with Section 404 on an annual basis, and if, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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