Form 10-K/A
period 2010-01-03
POWERWAVE TECHNOLOGIES INC
filed 2010-04-30
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer  ☐         Accelerated filer   ☑        Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 28, 2009, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $219,054,824 computed using the closing price of $1.67 per share of Common Stock on June 26, 2009, the last trading day of the second quarter, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of April 28, 2010, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 132,729,335.

Documents Incorporated by Reference

None.

POWERWAVE TECHNOLOGIES, INC.

Explanatory Note

Powerwave Technologies Inc. (the “Company” or “Powerwave”) is filing this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended January 3, 2010, to include the information required by Part III Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in Powerwave’s Form 10-K for the fiscal year ended January 3, 2010 is changed by this Amendment No. 2.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Moiz M. Beguwala, 63, has been a member of Powerwave’s Board of Directors since December 2007. Mr. Beguwala serves as non-executive Chairman of the Board and member of the Compensation Committee of RF Nano, a privately held company engaged in research and development activities in carbon nanotubes and has held such positions since 2009. Mr. Beguwala was Senior Vice President and General Manger of the Wireless Communications business unit of Conexant Systems, Inc. from January 1999 to June 2002 when he retired from Conexant. Prior to Conexant’s spin off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala brings to the Board extensive experience with respect to management and sales at technology companies with an emphasis on wireless technologies. In addition, Mr. Beguwala also brings directorial experience serving on the board of directors of Skyworks Solutions, Inc.

Ken J. Bradley, 62, has been a member of Powerwave’s Board of Directors since December 2007. Mr. Bradley has been President of Lytica Inc. since February 2005, a privately-held company specializing in supply chain management and product lifecycle planning. From January 2003 through January 2005, Mr. Bradley was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis. Prior to CoreSim, Mr. Bradley was with Nortel Networks from 1972 to 2002, most recently as Nortel’s Chief Procurement Officer. During his 30-year career at Nortel, Mr. Bradley held several national and international executive positions in supply management, operations management and technology development including Vice President, Supplier Strategy; Senior Managing Director, Guandong Nortel Communications Joint Venture in China; and Vice President, China Joint Venture Program. Mr. Bradley also serves on the Board of Directors of two private companies, SynQor, Inc. and Lytica, Inc. Mr. Bradley brings to the Board thirty years of experience in key leadership roles in supply chain management and procurement in the wireless telecommuncations industry at Nortel Networks. His supply chain experience at Nortel Networks together with his understanding of the global wireless industry provides insight to Powerwave’s Board and management.

Ronald J. Buschur, 46, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993. Mr. Buschur’s knowledge of all aspects of the business combined with his leadership and his extensive experience in operations management at other technology companies, positions him well to serve as Powerwave’s President, Chief Executive Officer and as a director.

John L. Clendenin, 75, was the Lead Director of Powerwave from February 2005 to October 2007. Mr. Clendenin was non-executive Chairman of the Board of Directors of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board of Directors since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. Mr. Clendenin brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1998. In addition, Mr. Clendenin’s extensive management experience in the telecommunications industry enables him to offer a wealth of management experience, business understanding and front-line exposure to many of the issues facing public companies.

David L. George, 56, has been a member of Powerwave’s Board of Directors since November 1995. Since August 2007, he has been President of Prime Radio Products, a privately-held manufacturer of commercial radio accessories for public safety equipment. From January 2005 to August 2007, he served as Executive Vice President Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications. From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, and Commercial Communications Division of Uniden

America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks. Mr. George brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1995. In addition, Mr. George has over thirty years of experience in engineering and product development in the wireless technology industry, which enables him to be a valuable contributor to Powerwave’s Board of Directors.

Eugene L. Goda, 74, has been a member of Powerwave’s Board of Directors since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems. Mr. Goda brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1995. In addition, Mr. Goda’s experience in leadership and management roles at technology companies in the software industry enables him to offer an understanding and front-line exposure to many issues facing public companies. Mr. Goda is also active in public company director education and has been a board member of the Forum for Corporate Directors since 1995, a non-profit company whose mission is to assist directors and C-level executives to set the highest standards in corporate governance.

Carl W. Neun, 66, has been a member of Powerwave’s Board of Directors since February 2000 and was appointed as Chairman of the Board of Directors of Powerwave in October 2007. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun has over ten years of financial experience in key leadership roles at public companies, including thirteen years as a Chief Financial Officer. Mr. Neun brings extensive financial management experience at technology companies and has been determined to be an “audit committee financial expert” as defined by the regulations promulgated by the Securities and Exchange Commission. Mr. Neun also brings directorial experience serving on the board of directors of RadiSys Corporation and Plannar Systems, Inc.

Directors are elected at each of our annual meetings to serve until the annual meeting the following year, or until their successors are duly elected and qualified.

The Board met five times during fiscal year 2009. Each director attended at least 75% of the meetings of the Board and all meetings of the committees on which they served. In addition to Board meetings, the directors communicate informally with management on a variety of topics, including suggestions for Board or committee meeting agenda items, recent developments, and other matters of interest to the directors. The Board has unrestricted access to management at all times.

The Board has established a policy that its non-management directors meet regularly in executive session, without members of management present. The Chairman of the Board Carl W. Neun, presides over executive sessions of the non-management directors.

Public Company Directorships During Past Five Years

Mr. Beguwala currently serves on the board of directors of one other publicly traded company, Skyworks Solutions, Inc., a manufacturer of analog and mixed signal semiconductors, and has held such position since 2002.

Mr. Bradley currently serves on the board of directors of one other publicly traded company, RadiSys Corporation, a provider of advanced solutions for the communications networking and commercial systems markets, and has held such position since 2003.

Mr. Clendenin currently serves on the board of directors of one other publicly traded company, Acuity Brands, Inc., a provider of lighting products and lighting related solutions, and has held such position since 2001. Mr. Clendenin previously served on the board of directors at three other publicly traded companies, The Home Depot from 1996 to 2008, The Kroger Co. from 1986 to 2007 and Equifax Incorporated from 1982 to 2008.

Mr. Neun currently serves on the board of directors of two other publicly traded companies, RadiSys Corporation, a provider of advanced solutions for the communications networking and commercial systems markets and Planar Systems, Inc., a provider of specialty display solutions. Mr. Neun has been a member of the board of directors at RadiSys since 2000 and Planar since 2000.

Executive Officers

Ronald J. Buschur, 46, became Chief Executive Officer of Powerwave and a member of the Board of Directors in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

J. Marvin MaGee, 57, is presently Chief Operating Officer of Powerwave. Mr. MaGee joined the Company in May 2007 as Senior Vice President, Operations and became Chief Operating Officer in December 2007. Mr. MaGee was employed by Celestica, Inc., a Toronto-based contract manufacturing service provider from 1997 through 2006, and was Executive Vice President of the World Wide Operations from 2005 through 2006 and from 2000 through 2002. Between 2002 and 2005, Mr. MaGee was Chief Operating Officer and President for Celestica. Mr. MaGee also served as Celestica’s Senior Vice President of North American Operations between 1997 and 1999. Prior to joining Celestica, Mr. MaGee was employed by IBM for 18 years in various management roles in Canada and the United States.

Kevin T. Michaels, 51, is presently Chief Financial Officer and Secretary of Powerwave. Mr. Michaels joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Khurram P. Sheikh, 39, is presently Chief Product and Development Officer of Powerwave. Mr. Sheikh joined the Company in August 2007 in his current capacity. Mr. Sheikh was employed by Time Warner Cable from August 2005 through 2007, as Vice President, Wireless Strategy and Development where he was responsible for the cable and media company’s entry into the wireless space. Between 2000 and 2005, Mr. Sheikh was Chief Technology Advisor for various divisions within Sprint where he led the next generation advanced technology efforts for the company. Mr. Sheikh is widely recognized in the industry for his pioneering efforts in the development of mobile wireless broadband or “4G” wireless technology including WiMAX and LTE. Mr. Sheikh received advanced graduate degrees in Electrical Engineering with specialization in wireless communications from Stanford University.

Basem Anshasi, 43, is presently the Vice President of Worldwide Sales of Powerwave and has held this position since December 2008. Mr. Anshasi joined the Company in July 2006 as Senior Director for Global OEM Sales, and was later named Vice President of Global OEM Sales in January 2007. Prior to joining Powerwave, Mr. Anshasi was employed by ADC Telecommunications, Inc. from January 1991 through July 2006, where he held several management positions in Sales, Engineering and Operations and was most recently Director of Sales, Wireless.

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

Audit Committee

The Company has a standing Audit Committee and the current members of this committee are Ken J. Bradley, John L. Clendenin and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934 (“Exchange Act”) and under the NASDAQ marketplace rules. The Audit Committee operates pursuant to a written charter. A copy of our Audit Committee charter is posted on our website at www.powerwave.com. Our Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 407(d)(5) of SEC Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

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

To Powerwave’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal year 2009.

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

The Compensation Committee typically determines each executive’s target total annual cash compensation (base salary and cash bonus) and target total compensation (base salary, cash bonus and long-term equity incentive awards) after reviewing similar information from a group of peer companies in the communications technology industry. This review usually occurs in the first quarter of each year and base salary adjustments are effective as of April 1 of each year.

The Compensation Committee uses the benchmarking data to compare Powerwave’s compensation levels to market compensation levels, taking into consideration the other companies’ size, industry, as well as the individual executive’s level of responsibility.

For fiscal year 2009, the following companies were included in our comparison peer group for executive compensation purposes:

•	ADC Telecommunications, Inc.

•	Adtran, Inc.

•	Anaren, Inc.

•	Arris Group, Inc.

•	Aviat Networks, Inc.

•	Commscope Inc.

•	Comtech Telecommunications Corporation

•	CTS Corporation

•	EMS Technologies, Inc.

•	Extreme Networks, Inc.

•	Emulex Corporation

•	Harmonic, Inc.

•	Hittite Microwave Corporation

•	MRV Communications, Inc.

•	ViaSat, Inc.

The peer group companies when selected were U.S.-based communications technology companies with a market capitalization of $1 billion or less, which reflects both the market for executive talent as well as for market investment. Peer group data is gathered with respect to base salary, total annual cash compensation and target annual equity awards (including stock options and restricted stock). It does not include deferred compensation benefits or generally available benefits such as health care coverage or 401(k) plan matching contributions.

The Company operates in an industry that has experienced a market slowdown and customer consolidations which have led to increased pricing pressure on the Company, reduced customer demand and a need to reevaluate and reduce operating costs. In order to attract and retain skilled executives in this challenging environment, and taking into account competition for skilled and experienced executives, the Compensation Committee’s practice is to target base salaries, total cash compensation, and equity compensation at the 75th percentile of the peer companies. The Compensation Committee retains the discretion to deviate from the peer company data to take into account factors such as the Company’s performance, an executive’s performance and experience and the scope of an executive’s position and responsibilities. Accordingly, the 75th percentile of the base salaries, total cash compensation and equity compensation paid by our peer group companies is the starting point in the determination of the compensation to be paid to our executive officers, but we do not rely solely on such benchmarks in establishing the compensation package paid to each executive officer.

In the first quarter of each year, the Chief Executive Officer makes recommendations to the Compensation Committee for base salary, bonus award adjustments and equity awards for executives, excluding the Chief Executive Officer. Following a review of the recommendations of the Chief Executive Officer, the performance of the Company, the performance of the executives during the prior year, and the comparative data mentioned above, the Compensation Committee, then approves compensation adjustments of each executive officer. The Compensation Committee reviews the Chief Executive Officer’s performance during the prior year versus various financial and subjective performance measures, the Company’s overall performance and the independent salary and competitive data as mentioned above in order to determine any adjustment with regard to the Chief Executive Officer’s base salary and bonus.

The Compensation Committee typically meets four or more times a year. In 2009, the Compensation Committee had ten meetings. The Company’s Chief Executive Officer, Chairman of the Board and Vice President, Human Resources are typically present at Compensation Committee meetings. Members of management, including the Chief Executive Officer, are not present during deliberations of the Compensation Committee or the Board of Directors with respect to their own individual compensation.

The Compensation Committee has not adopted any formal policies or targets for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information from a variety of sources, including input from an independent compensation consultant, and relies on the collective experience of its members in determining the appropriate level and mix of incentive compensation. While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the individual executive.

Role of Compensation Consultants

The Compensation Committee has the authority to engage its own consultants and other independent advisors to assist in creating and administering Powerwave’s executive compensation policies. In 2009, Frederic W. Cook and Co., Inc. was engaged by the Compensation Committee to perform a market survey of executive compensation and this firm compiled the peer group information described above. Frederic W. Cook and Co., Inc. does not perform any additional services for Powerwave other than providing periodic background on the executive compensation market and assisting with compensation planning. The Compensation Committee meets in executive session with Frederic W. Cook and Co., Inc. with no members of management present periodically throughout the year.

Elements of Executive Compensation

There are three primary components of executive compensation:

•	base salary and annual merit increases to base salary;

•	annual performance-based cash bonuses; and

•	stock options and stock awards.

Base Salary

As described above, the Company generally sets base salaries that it provides to its named executive officers at the 75th percentile of base salaries offered by similarly situated companies based on an assessment of the comparative data described above. However, individual base salaries may vary from such level based on:

•	Industry experience, knowledge and qualifications, including academic and professional degrees;

•

The salary levels for comparable positions within the telecommunications industry including, in certain cases, the salary being received by an executive officer candidate at such person’s current employer;

•	The base salaries being provided to similarly-titled executive officers at the Company;

•	The Company’s performance and macroeconomic factors; and

•	The complexity or difficulty of the job duties of the executive.

Salaries paid to executive officers are reviewed annually and proposed adjustments are based upon an assessment of the nature of the position, the Company’s performance, the individual’s contribution to corporate goals and achievements, experience and tenure of the executive officer, comparable market salary data, growth in Powerwave’s size and complexity, and changes in the executive’s responsibilities. The Compensation Committee approves all changes to executive officers’ salaries. For 2009, the Chief Executive Officer requested that no increases in base salaries to executives be made due to macro-economic conditions and the Company’s failure to achieve its performance targets described below. The Compensation Committee agreed with such recommendation and the executive officers did not receive any increase in their base salaries. In 2008 and 2007, the executive officers did not receive salary increases as well.

Annual Cash Bonus Plan

It is the Compensation Committee’s objective to have a substantial portion of each executive officer’s compensation be contingent upon Powerwave’s short-term financial operating performance. The purpose of this objective is to directly align the cash incentive awards paid to the executive officers with the positive financial performance of the Company. The Company generally targets total cash compensation, including base salary and annual cash bonuses, for its named executive officers at the 75th percentile of total cash compensation offered by similarly situated companies based on as assessment of the comparative data described above. In 2009, total cash compensation paid to our executives was below the 75th percentile because no amounts were paid under the annual cash bonus plan. In 2009, Powerwave maintained a cash bonus plan for executive officers of the Company which was intended to provide incentives to our executive officers in the form of cash bonus payments for achieving certain objective performance goals based on quarterly pro-forma earnings before interest, taxes, depreciation and amortization (“EBITDA”). The performance targets were established at the beginning of the fiscal year on the basis of an annual budget and were approved by the Compensation Committee. Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary. The annual target bonus amounts for our executives for 2009 were as follows:

Name	Percentage of Base Salary	Target Incentive ($)
Ronald J. Buschur	100%	$600,000
J. Marvin MaGee	90%	450,000
Kevin T. Michaels	90%	405,000
Khurram P, Sheikh	80%	340,000
Basem Anshasi	40%	112,000

The above targets vary to reflect the varying responsibilities of the executives and are consistent with the objective of targeting total annual cash compensation at the 75th percentile of similarly situated peer companies. If the pro-forma EDBITDA targets are fulfilled for each of the first, second, third and fourth quarters of fiscal year 2009, each executive officer would receive 25% of his or her annual target bonus amount. For every ten percent a quarterly performance target is exceeded by the Company, the individual quarterly payout is increased by ten percent. Thirty percent of each executive’s earned quarterly bonus is held back until the end of the year and is payable upon successful completion of the individual’s goals for the year. In 2009, Powerwave did not meet its quarterly performance targets in any of the four quarters and the executive officers did not receive any bonuses for fiscal year 2009.

The performance targets for fiscal year 2009 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Pro-forma EBITDA (1)	$6,000,000	$12,000,000	$16,500,000	$18,000,000

(1)

Pro forma EBITDA means, with respect to any fiscal period, the consolidated net earnings (or loss) for such period, minus extraordinary gains for such period (such as foreign exchange translation gains or gains on repurchase of debt), plus, for such period, (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash stock compensation expense, (v) restructuring and impairment charges and expenses, and (vi) extraordinary losses (such as foreign exchange translation losses), all at the sole discretion of the Board of Directors. The pro-forma EBITDA also excludes any bonus accrual for such period.

Stock Options and Stock Awards

The Company believes that equity ownership is important to tie a significant portion of our executive officer’s compensation directly to the performance of Powerwave’s Common Stock and shareholder gains, while creating an incentive for sustained growth. Equity ownership also provides an important executive officer retention tool. Stock option grant and stock award levels are determined by reference to market data and vary among executive officers based on their position and level of responsibility. The Company targets equity awards for its named executive officers at the 75th percentile of peer group companies based on an assessment of the comparative data described above. Although the percentage ownership based on equity grants is at or near the 75th percentile, the grant date fair value of awards to our executive officers was below the 25th percentile of peer group companies. Annual stock option grants and stock awards generally are approved by the Compensation Committee at its regularly scheduled meeting in the third quarter of each year. The Compensation Committee determines each year if annual grants or stock awards will be made based on a review of competitive market pressures and compensation levels. The Compensation Committee may decide not to grant stock options or make stock awards in any particular year. Stock options have an exercise price equal to the closing price of Powerwave’s Common Stock on the date of Compensation Committee approval of the grant. Options generally vest 25% after 12 months following the grant date with the remaining 75% vesting in equal monthly installments over the next 36 months. Vesting ceases on termination of employment. Newly hired executives receive their stock option award on their first day of employment with Powerwave. Newly promoted executives receive their stock option award on the date the Board of Directors or Compensation Committee approves their promotion.

In February 2009, Powerwave granted Ronald Buschur options to purchase 500,000 shares of common stock. The options were based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grants. 250,000 shares are subject to time-based vesting over a 4-year period. Vesting of the other 250,000 shares was tied to Powerwave achieving $1,000,000 in EBITDA (as described below) for the six-month period covering the first and second quarter of 2009 (“Performance Target”). The Performance Target was fulfilled, and one-fourth of the performance options vested on the one year anniversary of the grant date and the option then vests in 36 equal monthly installments.

In February 2009, Powerwave granted Kevin Michaels options to purchase 250,000 shares of common stock. The options were based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grants. 125,000 shares are subject to time-based vesting over a 4-year period. Vesting of the other 125,000 shares was tied to Powerwave achieving the Performance Target. The Performance Target was fulfilled, and one-fourth of the performance options vested on the one year anniversary of the grant date and the option then vests in 36 equal monthly installments.

In February 2009, Powerwave granted Marvin MaGee options to purchase 400,000 shares of common stock. The options were based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grants. 200,000 shares are subject to time-based vesting over a 4-year period. Vesting of the other 200,000 shares was tied to Powerwave achieving the Performance Target. The Performance Target was fulfilled, and one-fourth of the performance options vested on the one year anniversary of the grant date and the option then vests in 36 equal monthly installments.

In February 2009, Powerwave granted Khurram Sheikh options to purchase 371,250 shares of common stock. The options were based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grants. 275,000 shares are subject to time-based vesting over a 4-year period. Vesting of the other 96,250 shares was tied to Powerwave achieving the Performance Target. The Performance Target was fulfilled, and one-fourth of the performance options vested on the one year anniversary of the grant date and the option then vests in 36 equal monthly installments.

In February 2009, Powerwave granted Basem Anshasi options to purchase 25,000 shares of common stock. This option grant was smaller than the grants to other executives since Mr. Anshasi had recently received an option grant in December 2008 when he was promoted to the position of Vice President, Worldwide Sales. The options were based on the closing price of Powerwave’s common stock on the date of Compensation Committee approval of the grants. The grant is subject to time-based vesting over a 4-year period.

For purposes of determining whether the Performance Target is fulfilled, EBITDA means, with respect to any fiscal period, the consolidated net earnings (or loss) for such period, minus extraordinary gains for such period (such as foreign exchange translation gains or gains on repurchase of debt), plus, for such period, (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash stock compensation expense, (v) restructuring and impairment charges and expenses, and (vi) extraordinary losses (such as foreign exchange translation losses), all at the sole discretion of the Board of Directors.

The above option grants to Messrs. Buschur, Michaels, MaGee, Sheikh and Anshasi were intended to provide incentive to the executive officers to continue work on reducing the Company’s operating expenses and return the Company to profitability. In making the grants, the Compensation Committee considered the fact that most of the options held by the executives were underwater and provided little or no incentive for retention purposes and also that the base salaries of the executives had not been increased for 3 years. The Committee elected to make the vesting of a significant portion of the grants to Messrs. Buschur, Michaels, MaGee and Sheikh tied to fulfilling the Performance Target, which further aligns the interests of the executives with our stockholders and supported the goal of reducing the Company’s operating expenses and returning the Company to profitability. Mr. Anshasi did not receive a performance option since he participates in a sales incentive commission plan.

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

Powerwave does not have any ownership guidelines or policies requiring officers to hold shares of common stock acquired on option exercise or restricted share vesting for any additional period of time.

Other Elements of Executive Compensation

Medical Insurance. Powerwave provides to each executive officer such health, dental and vision insurance coverage as Powerwave may from time to time make available to its other employees. Powerwave pays all of the premiums for this insurance for its executive officers.

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

401(k) Plan. Powerwave maintains a savings plan under Section 401(k) of the Internal Revenue Code. The savings or 401(k) Plan is a tax qualified savings plan under which all employees, including executive officers, are able to contribute the lesser of up to 100% of their annual salary or the limit set by the IRS. For fiscal 2009, Powerwave matched 100% of the first 6% of pay that is contributed by a participant. In December 2009, Powerwave changed the match going forward so that in 2010 it will match 100% of the first 3% and 50% of the next 2% of pay that is contributed by a participant. All contributions to the 401(k) plan, as well as any matching contributions are fully vested on contribution.

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

Accounting for Stock-Based Compensation

On January 2, 2006, we began accounting for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, “Compensation – Stock Compensation.” In determining stock-based awards in fiscal year 2006, the Compensation Committee of Powerwave’s Board of Directors generally considered the potential expense of these programs recorded in accordance with ASC Topic 718. The Committee concluded that the awards were in the best interests of stockholders given competitive practices in our industry and among our peer companies, the awards’ potential expense, the Company’s performance, and the impact of the awards on employee motivation and retention.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 2 to Powerwave’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

Summary Compensation Table

The following table sets forth summary information concerning the compensation of each of our named executive officers for services rendered in all capacities for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Name and Position	Fiscal Year	Salary (1)		Bonus	Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (4)	Total
Ronald J. Buschur	2009	$611,641		$—	$—	$204,820	$—	$—	$24,462	$840,923
President and Chief	2008	600,017		240,000	592,000	—	—	—	23,493	1,455,510
Executive Officer	2007	600,158		—	—	—	—	—	23,479	623,637
J. Marvin MaGee	2009	509,690		—	—	163,856	—	—	24,420	697,966
Chief Operating	2008	500,045		180,000	103,600	—	—	—	24,496	808,141
Officer	2007	462,061	(5)	—	—	727,102	—	—	89,652	1,278,815
Kevin T. Michaels	2009	458,767		—	—	102,410	—	—	32,239	593,416
Chief Financial Officer	2008	450,024		162,000	414,400	—	—	—	30,504	1,056,928
and Secretary	2007	450,083		—	—	323,341	—	—	32,261	805,685
Khurram P. Sheikh	2009	433,292		—	—	156,962	—	—	32,239	622,493
Chief Product	2008	425,009		136,000	—	—	—	—	18,041	579,050
Development Officer	2007	163,515	(6)	—	510,000	520,682	—	—	205,416	1,399,613
Basem Anshasi	2009	330,942		—	—	10,924	—	—	32,223	374,089
Vice President,	2008	325,215		46,240	—	144,225	—	—	30,370	546,050
Worldwide Sales	2007	—		—	—	—	—	—	—	—

(1)	The 2009 salaries include an extra week of compensation based on the 53-week fiscal year. 2008 and 2007 were 52-week fiscal years.
(2)

Mr. Buschur was granted a stock award of 200,000 shares of Common Stock in 2008. Mr. Michaels was granted a stock award of 140,000 shares of Common Stock in 2008. Mr. MaGee was granted a stock award of 35,000 shares of Common Stock in 2008. Mr. Sheikh was granted a stock award of 75,000 shares of Common Stock in 2007. We did not grant any stock awards in 2009. The amount reported represents the grant date fair value of awards granted in fiscal years 2008 and 2007 related to these stock awards in accordance with ASC Topic 718. These amounts do not represent cash payments made to the named executives. Assumptions used in the calculation of these amounts are included in Note 14 to our consolidated financial statements in our Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended January 3, 2010, without giving effect to estimated forfeitures.

(3)

Amounts in this column reflect the grant date fair value of awards granted in fiscal years 2009, 2008 and 2007 for financial statement reporting purposes in accordance with ASC Topic 718. These amounts do not represent cash payments made to the named executives. Assumptions used in the calculation of these amounts are included in Note 14 to our consolidated financial statements in our Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended January 3, 2010, without giving effect to estimated forfeitures.

(4)	See the following separate table for details of “All Other Compensation.”
(5)	Includes signing bonus of $150,000.
(6)	Mr. Sheikh joined the Company in August 2007.

The following table details the components of “All Other Compensation” summarized in the table above.

			All Other Compensation
Name and Position	Fiscal Year	Insurance Premium Payments (1)	401(k) Matching Contributions	Pension Contribution	Auto Allowance	Severance Payments	Change of Control Payments	Relocation Payments		Total
Ronald J. Buschur	2009	$17,539	$6,923	$—	$—	$—	$—	$—		$24,462
	2008	16,570	6,923	—	—	—	—	—		23,493
	2007	16,556	6,923	—	—	—	—	—		23,479
J. Marvin MaGee	2009	9,720	14,700	—	—	—	—	—		24,420
	2008	5,811	13,800	—	—	—	—	4,885	(2)	24,496
	2007	4,496	—	—	—	—	—	85,156	(3)	89,652
Kevin T. Michaels	2009	17,539	14,700	—	—	—	—	—		32,239
	2008	16,570	13,934	—	—	—	—	—		30,504
	2007	18,761	13,500	—	—	—	—	—		32,261
Khurram P. Sheikh	2009	17,539	14,700	—	—	—	—	—		32,239
	2008	16,570	1,471	—	—	—	—	—		18,041
	2007	5,416	—	—	—	—	—	200,000	(4)	205,416
Basem Anshasi	2009	17,523	14,700	—	—	—	—	—		32,223
	2008	16,570	13,800	—	—	—	—	—		30,370
	2007	—	—	—	—	—	—	—		—

(1)	Includes both employer and employee insurance premiums that are paid by Powerwave on behalf of the named executive officers.
(2)	Represents reimbursement of tax preparation fee relating to Mr. MaGee’s relocation from Toronto, Canada to Southern California.
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

Grants of Plan-Based Awards

The following table sets forth, for the fiscal year ended January 3, 2010, certain information regarding grants of plan-based and performance-based awards to our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)
		Threshold (1)	Target (1)	Maximum (1)
Ronald J. Buschur	N/A	$150,000	$600,000	$900,000	—		—	—	—
	02/06/09	—	—	—	250,000		—	$0.48	$109,240
	02/10/09	—	—	—	250,000	(3)	—	$0.42	95,580
J. Marvin MaGee	N/A	112,500	450,000	675,000	—		—	—	—
	02/06/09	—	—	—	200,000		—	$0.48	87,392
	02/10/09	—	—	—	200,000	(3)	—	$0.42	76,464
Kevin T. Michaels	N/A	101,250	405,000	607,500	—		—	—	—
	02/06/09	—	—	—	125,000		—	$0.48	54,620
	02/10/09	—	—	—	125,000	(3)	—	$0.42	47,790
Khurram P. Sheikh	N/A	85,000	340,000	510,000	—		—	—	—
	02/06/09	—	—	—	275,000		—	$0.48	120,164
	02/10/09	—	—	—	96,250	(3)	—	$0.42	36,798
Basem Anshasi	N/A	28,000	112,000	168,000	—		—	—	—
	02/06/09	—	—	—	25,000		—	$0.48	10,924

(1)

Represents the possible payout amounts under our 2009 Executive Officer Cash Bonus Plan, which are dependent upon the Company’s achievement of the performance conditions established by the Compensation Committee with respect to fiscal year 2009. There were no cash bonuses paid for fiscal year 2009, as reflected in the Summary Compensation Table.

(2)

The grant date fair value is computed in accordance with ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 14 to our consolidated financial statements in our Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended January 3, 2010, without giving effect to estimated forfeitures.

(3)

Vesting of this option was contingent on the Company achieving $1,000,000 in EBITDA for the six-month period covering the first and second quarter of 2009. The performance target was fulfilled, and one-fourth of the option vested on the first anniversary of the grant date and the option then vests in 36 equal monthly installments.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards to our named executive officers as of January 3, 2010:

Option Awards							Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable
Ronald J. Buschur	400,000	—		—	$11.81	06/25/2011	46,500	$58,590	—	—
	100,000	—		—	5.41	08/05/2012	—	—	—	—
	200,000	—		—	6.57	10/17/2013	—	—	—	—
	200,000	—		—	5.01	07/21/2014	—	—	—	—
	162,500	37,500	(2)	—	7.47	09/12/2016	—	—	—	—
	—	250,000	(3)	—	0.48	02/06/2019	—	—	—	—
	—	250,000	(4)	—	0.42	02/10/2019	—	—	—	—
Kevin T. Michaels	50,000	—		—	31.50	08/01/2010	32,550	41,013	—	—
	75,000	—		—	5.41	08/05/2012	—	—	—	—
	75,000	—		—	6.57	10/17/2013	—	—	—	—
	200,000	—		—	5.01	07/21/2014	—	—	—	—
	97,500	22,500	(2)	—	7.47	09/12/2016	—	—	—	—
	70,000	50,000	(5)	—	6.49	08/07/2017	—	—	—	—
	—	125,000	(3)	—	0.48	02/06/2019	—	—	—	—
	—	125,000	(4)	—	0.42	02/10/2019	—	—	—	—
J. Marvin MaGee	129,166	70,834	(6)	—	6.69	05/07/2017	8,137	10,253	—	—
	35,000	25,000	(5)	—	6.49	08/07/2017	—	—	—	—
	—	200,000	(3)	—	0.48	02/06/2019	—	—	—	—
	—	200,000	(4)	—	0.42	02/10/2019	—	—	—	—
Khurram P. Sheikh	107,916	77,084	(7)	—	6.80	08/13/2017	32,813	41,344	—	—
	—	275,000	(3)	—	0.48	02/06/2019	—	—	—	—
	—	96,250	(4)	—	0.42	02/10/2019	—	—	—	—
Basem Anshasi	6,875	3,125	(8)	—	5.17	03/16/2012	—	—	—	—
	18,750	26,250	(9)	—	2.73	04/30/2013	—	—	—	—
	8,333	16,667	(10)	—	4.88	08/12/2013	—	—	—	—
	21,354	3,846	(11)	—	8.18	07/17/2016	—	—	—	—
	8,125	1,875	(2)	—	7.47	09/12/2016	—	—	—	—
	14,583	10,417	(5)	—	6.49	08/07/2017	—	—	—	—
	12,500	37,500	(12)	—	0.62	12/12/2018	—	—	—	—
	—	25,000	(3)	—	0.48	02/06/2019	—	—	—	—

(1)	Value calculated by multiplying the closing market price of our Common Stock on January 3, 2010, or $1.26, by the number of shares.
(2)	The shares underlying the option vest at the rate of 25% on September 12, 2007 and the remaining 75% vests in equal monthly installments so that the option is fully vested on September 12, 2010.
(3)	The shares underlying the option vest at a rate of 25% on February 6, 2010, and the remaining 75% vests in equal monthly installments so that the option is fully vested on February 6, 2013.

(4)	The shares underlying the option vest at a rate of 25% on February 10, 2010, and the remaining 75% vests in equal monthly installments so that the option is fully vested on January 30, 2013.
(5)	The shares underlying the option vest at a rate of 25% on August 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 7, 2011.
(6)	The shares underlying the option vest at a rate of 25% on May 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on May 7, 2011.
(7)	The shares underlying the option vest at a rate of 25% on August 13, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 13, 2011.
(8)	The shares underlying the option vest at the rate of 25% on March 16, 2008 and the remaining 75% vests in equal monthly installments so that the option is fully vested on March 16, 2011.
(9)	The shares underlying the option vest at a rate of 25% on April 30, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on April 30, 2012.
(10)	The shares underlying this option vest at a rate of 25% on August 12, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 12, 2012.
(11)	The shares underlying the option vest at the rate of 25% on July 17, 2007 and the remaining 75% vests in equal monthly installments so that the option is fully vested on July 17, 2010.
(12)	The shares underlying the option vest at a rate of 25% on December 12, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on December 12, 2012.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended January 3, 2010:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Ronald J. Buschur	—	$—	62,000	$66,805
J. Marvin MaGee	—	—	10,850	11,691
Kevin T. Michaels	—	—	43,400	46,764
Khurram P. Sheikh	—	—	18,750	18,750
Basem Anshasi	—	—	—	—

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

These agreements define “change in control” as the occurrence of any of the following events: (i) the acquisition, directly or indirectly, by any person or group (within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) of the beneficial ownership of more than fifty percent of the outstanding securities of Powerwave; (ii) a merger or consolidation in which Powerwave is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which Powerwave in incorporated; (iii) the sale, transfer or other disposition of all or substantially all of the assets of Powerwave; (iv) a complete liquidation or dissolution of Powerwave; (v) any reverse merger in which Powerwave is the surviving entity but in which securities possessing more than fifty percent (50%) of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from the persons holding those securities immediately prior to such merger; or (vi) the date a majority of the members of the board of directors is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of the board of directors before the date of appointment or election.

The following table sets forth potential payments payable to our current named executive officers upon termination of employment without cause or a termination of employment without cause in connection with a change in control. The Company’s Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable. The table below reflects amounts payable to our named executive officers assuming a termination of employment without cause on January 3, 2010 and a change of control on, and termination of employment without cause on January 3, 2010:

Name	Trigger (1)	Salary and Bonus (2)	Continuation of Benefits (3)	Value of Option Acceleration (4)		Value of Restricted Stock Acceleration	Total Value
Ronald J. Buschur	Termination without Cause	$3,600,000	$48,849	$—		$—	$3,648,849
	Change of Control	3,600,000	48,849	405,000	(5)	58,590	4,112,439
J. Marvin MaGee	Termination without Cause	—	—	—		—	—
	Change of Control	750,000	16,696	—		10,253	776,949
Kevin T. Michaels	Termination without Cause	1,710,000	32,566	—		—	1,742,566
	Change of Control	1,710,000	32,566	202,500	(5)	41,013	1,986,079
Khurram Sheikh	Termination without Cause	—	—	—		—	—
	Change of Control	637,500	24,424	—		41,344	703,268
Basem Anshasi	Termination without Cause	—	—	—		—	—
	Change of Control	477,000	24,424	—		—	501,424

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

(2)

Represents three times annual 2009 salary and target bonus for 2009 in the case of Mr. Buschur. Represents two times annual 2009 salary and target bonus for 2009 in the case of Mr. Michaels. Represents one and a half times annual 2009 salary for Messrs. MaGee, Sheikh and Anshasi.

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

(4)

Represents the aggregate value of the accelerated vesting of the executive officers’ unvested stock options if their employment is terminated for cause or if they voluntarily resign for “good reason” in connection with, in anticipation of or within two years following a “change of control”. The amounts shown as the value of the accelerated stock options are based on the intrinsic value of the options as of January 3, 2010. This was calculated by multiplying (i) the difference between the fair market value of the options as of January 3, 2010 (based on a closing market price of $1.26 per share on January 3, 2010) and the applicable exercise price by (ii) the assumed number of option shares vesting on an accelerated basis on January 3, 2010.

(5)

In case of a change of control, if in anticipation of, in connection with, or within two years following a change of control, the employment of Mr. Buschur or Mr. Michaels is terminated without cause or if they voluntarily resign for good reason, then their options would accelerate.

Board Compensation

Under the Company’s Corporate Governance Guidelines, non-employee Director compensation is determined annually by the Board of Directors acting upon the recommendation of the Compensation Committee. Directors who are also employees of the Company receive no additional compensation for service as a Director. The following table shows compensation for non-employee directors for fiscal year 2009:

Annual director retainer	$40,000
Annual lead director/chairman retainer	$60,000
Annual audit committee chair (1)	$10,000
Annual compensation committee chair (1)	$7,500
Annual corporate governance and nominating committee chair (1)	$5,000
Annual stock option grant	45,000 shares
Board meeting fees (2)	$1,500
Committee meeting fees (3)	$1,000

(1)	This is in addition to the committee meeting fees.
(2)	This is paid for each Board meeting attended, including phone meetings where resolutions were taken.
(3)	This is paid for each committee meeting attended, including phone meetings where resolutions were taken.

The Company does not provide retirement benefits to non-employee directors under any current program.

Stock Options

The Company’s 1996 Director Stock Option Plan (the “Director Plan”), as amended, provides that a total of 1,200,000 shares of the Company’s common stock are reserved for issuance under the plan. The term of the Director Plan extends through December 5, 2016. Under the Director Plan, the Board of Directors has the discretion to determine the timing and amount of option grants to directors who are not employees or paid consultants to the Company. It is the current practice of the Board to grant outside directors an option to purchase 45,000 shares upon reelection to the Board of Directors. The option vests in twelve equal monthly installments so that it is fully vested after one year. The Director Plan provides that the exercise price per share of grants issued under the Director Plan shall be equal to 100% of the fair market value of a share of common stock on the grant date. All options expire no later than five years after the grant date. As of January 3, 2010, a total of 208,125 options had been exercised under the Director Plan. There were 510,000 options outstanding under the Director Plan as of January 3, 2010 at a weighted average exercise price of $3.02 per share. There were 481,875 shares available for grant under the Director Plan at January 3, 2010.

On August 11, 2009, Messrs. Beguwala, Bradley, Clendenin, George, Goda, and Neun were each granted an option to purchase 45,000 shares of Common Stock at an exercise price of $1.20 per share under the Director Plan in connection with their annual membership on the Board.

Independent Director Compensation

The following table sets forth compensation for the fiscal year ended January 3, 2010 for the Company’s independent directors:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Moiz M. Beguwala	$61,500	$—	$33,489	$—	$—	$—	$94,989
Ken J. Bradley	59,500	—	33,489	—	—	—	92,989
John L. Clendenin	60,500	—	33,489	—	—	—	93,989
David L. George	61,500	—	33,489	—	—	—	94,989
Eugene L. Goda	69,000	—	33,489	—	—	—	102,489
Carl W. Neun	88,000	—	33,489	—	—	—	121,489

(1)

Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers. These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel, lodging and other reasonable out-of-pocket expenses which are related to service on the Company’s Board of Directors.

(2)

Reflects the grant date fair value in accordance with ASC Topic 718, without giving effect to estimated forfeitures. Includes stock options for 45,000 shares of Common Stock that were granted to each independent director on August 11, 2009. Assumptions used in the calculation of these amounts are included in Note 14 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010. As of January 3, 2010, each director had the following number of stock options outstanding:

Mr. Clendenin	85,000
Mr. George	85,000
Mr. Goda	85,000
Mr. Neun	85,000
Mr. Beguwala	85,000
Mr. Bradley	85,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of April 4, 2010, except as otherwise noted, by persons who are directors, executive officers, nominees or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Outstanding (2)
BlackRock Inc. 40 East 52nd Street New York, NY 10022	7,736,212	(3)	5.8%
Artis Capital Management LP Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Steuart St. Tower Suite 2700 San Francisco, CA 94105	21,396,207	(4)	16.1%
Artis Partners 2X Ltd. c/o Goldman Sachs Administration Services Gardenia Court, Suite 3307 45 Market Street Camana Bay, P.O. Box 896 KY1-1103, Cayman Islands	8,985,056	(5)	6.8%
Paradigm Capital Management Nine Elk Street Albany, NY 12207	7,147,887	(6)	5.4%
Ramius Advisors, LLC Ramius LLC Cowen Group, Inc. RCG Holdings LLC C4S & Co., LLC Peter A. Cohen Morgan B. Stark Thomas W. Strauss Jeffrey M. Solomon c/o Ramius LLC 599 Lexington Avenue, 20th Floor New York, NY 10022	9,508,781	(7)	7.2%
Ronald J. Buschur	1,517,831	(8)	1.1%
Kevin T. Michaels	775,066	(9)	*
J. Marvin MaGee	338,211	(10)	*
Khurram P. Sheikh	331,771	(11)	*
Basem Anshasi	218,957	(12)	*
David L. George	139,375	(13)	*
John L. Clendenin	127,750	(13)	*
Eugene L. Goda	83,750	(13)	*
Ken J. Bradley	73,875	(14)	*
Carl W. Neun	68,750	(13)	*
Moiz M. Beguwala	61,875	(14)	*
All Directors and Executive Officers as a Group (11 persons)	3,737,211	(15)	2.8%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.
(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 4, 2010, and shares of Common Stock subject to our outstanding 1.875% convertible notes due November 2024 and our 3.875% convertible notes due October 2027 and our outstanding 1.875% senior subordinated notes due November 2024 currently convertible, or convertible within 60 days of April 4, 2010, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person. As of April 4, 2010 the Company had a total of 132,724,835 shares of Common Stock issued and outstanding. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(3)	Based on a Schedule 13G dated January 20, 2010 filed with the SEC. The Schedule 13G states that BlackRock Inc. has sole voting and sole dispositive power with respect to 7,736,212 shares.
(4)

Based on a Schedule 13G dated February 11, 2010 filed with the SEC. The 13G states that Artis Capital Management LP, Artis Capital Management, Inc. and Stuart L. Peterson have shared voting and shared dispositive power with respect to these shares. Artis Capital Management LP is a registered investment adviser and is the investment adviser of funds that hold the shares for the benefit of investors in those funds. Artis Capital Management, Inc. is the general partner of Artis Capital Management LP. Mr. Peterson is the president of Artis Capital Management, Inc. and the controlling owner of Artis Capital Management LP and Artis Capital Management, Inc. Each of Artis Capital Management LP, Artis Capital Management, Inc. and Mr. Peterson disclaims beneficial ownership of these shares, except to the extent of their respective pecuniary interest therein.

(5)

Based on a Schedule 13G dated February 11, 2010 filed with the SEC. These shares are included in the shares described in footnote (4) above. Artis Partners 2X Ltd. is an investment fund, the investment adviser of which is Artis Capital Management LP. Artis Partners 2X Ltd. disclaims beneficial ownership of the shares reported in this table.

(6)

Based on a Schedule 13G dated February 11, 2010 filed with the SEC. The Schedule 13G states the Paradigm Capital Management, an investment advisor, has sole voting and sole dispositive power with respect to 7,147,887 shares.

(7)

Based on a Schedule 13G dated March 19, 2010 filed with the SEC. The Schedule 13G states that Ramius Advisors, LLC, Ramius LLC, Cowen Group, Inc., RCG Holdings, LLC, C4S & Co., LLC, Peter Cohen, Morgan Stark, Thomas Strauss and Jeffrey Solomon have shared voting and shared dispositive power with respect to these shares. Each of the above persons disclaims beneficial ownership of these shares except to the extent of their respective pecuniary interest therein.

(8)	Includes options exercisable for 1,239,583 shares within 60 days of April 4, 2010 and 31,000 shares of restricted stock subject to forfeiture.
(9)	Includes options exercisable for 670,624 shares within 60 days of April 4, 2010 and 21,700 shares of restricted stock subject to forfeiture.
(10)	Includes options exercisable for 316,250 shares within 60 days of April 4, 2010 and 5,425 shares of restricted stock subject to forfeiture.
(11)	Includes options exercisable for 243,201 shares within 60 days of April 4, 2010 and 28,125 shares of restricted stock subject to forfeiture.
(12)	Includes options exercisable for 118,121 shares within 60 days of April 4, 2010.
(13)	Includes options exercisable for 43,750 shares within 60 days of April 4, 2010.
(14)	Includes options exercisable for 51,875 shares within 60 days of April 4, 2010.
(15)	Includes options exercisable for 2,866,529 shares within 60 days of April 4, 2010 (see footnotes 8-14).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock-based award plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock-based award plans. The following table provides summary information as of January 3, 2010 for all of our stock-based award plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (1)
Equity Compensation Plans Approved by Shareholders	10,590,814	$4.73	1,914,557
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	10,590,814	$4.73	1,914,557

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 201,563 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since the beginning of fiscal year 2009, there have been no transactions in which the Company was or is a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404 (a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended January 3, 2010 and December 28, 2008:

	Fiscal Year Ended
	January 3, 2010	December 28, 2008
Audit Fees (1)	$1,597,056	$1,967,796
Tax Fees (2)
Tax compliance	24,626	172,159
Other tax consulting		80,016

Total tax fees	24,626	252,175

Total Fees	$1,621,682	$2,219,971

(1)

Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2009 and 2008, for the audit of Powerwave’s internal controls over financial reporting for fiscal years 2009 and 2008, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2009 and 2008.

(2)	Includes fees for professional services rendered in fiscal 2009 and 2008, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 30th day of April 2010.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

* Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2010

/S/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2010

* Carl W. Neun	Chairman of the Board of Directors	April 30, 2010

* John L. Clendenin	Director	April 30, 2010

* Moiz M. Beguwala	Director	April 30, 2010

* David L. George	Director	April 30, 2010

* Eugene L. Goda	Director	April 30, 2010

* Ken J. Bradley	Director	April 30, 2010

* By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels (Attorney-in-Fact)