Form 10-Q
period 2010-04-04
POWERWAVE TECHNOLOGIES INC
filed 2010-05-06
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

As of April 30, 2010, the registrant had 132,729,335 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 4, 2010

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	April 4, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$63,030	$60,439
Restricted cash	2,542	2,600
Accounts receivable, net of allowance for sales returns and doubtful accounts of $7,029 and $8,349, respectively	111,938	142,949
Inventories	59,832	60,544
Prepaid expenses and other current assets	29,569	21,334
Deferred income taxes	6,449	6,449
Total current assets	273,360	294,315
Property, plant and equipment, net	85,392	89,883
Other assets	6,147	5,654
TOTAL ASSETS	$364,899	$389,852

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$72,399	$81,830
Accrued payroll and employee benefits	10,487	11,322
Accrued restructuring costs	1,148	1,803
Accrued expenses and other current liabilities	21,363	23,946
Total current liabilities	105,397	118,901
Long-term debt	275,251	268,983
Other liabilities	1,332	1,356
Total liabilities	381,980	389,240
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity (deficit):
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 132,724,835 and 132,357,287 shares issued and outstanding, respectively	820,866	825,354
Accumulated other comprehensive income	8,135	10,522
Accumulated deficit	(846,082)	(835,264)
Net shareholders’ equity (deficit)	(17,081)	612
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$364,899	$389,852

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 4, 2010	March 29, 2009
Net sales	$114,473	$149,745
Cost of sales:
Cost of goods	84,641	114,962
Intangible asset amortization	—	623
Restructuring and impairment charges	21	1,408
Total cost of sales	84,662	116,993
Gross profit	29,811	32,752
Operating expenses:
Sales and marketing	9,395	9,741
Research and development	14,276	15,147
General and administrative	11,274	12,099
Intangible asset amortization	—	327
Restructuring and impairment charges	346	1,498
Total operating expenses	35,291	38,812
Operating loss	(5,480)	(6,060)
Other income (expense), net	(3,575)	3,158
Loss before income taxes	(9,055)	(2,902)
Income tax provision	1,763	1,470
Net loss	$(10,818)	$(4,372)
Loss per share, basic and diluted:	$(0.08)	$(0.03)
Shares used in the computation of loss per share:
Basic and diluted	132,423	131,491

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended
	April 4, 2010	March 29, 2009
Net loss	$(10,818)	$(4,372)
Other comprehensive loss:
Foreign currency translation adjustments, net of income taxes	(2,387)	(3,364)
Comprehensive loss	$(13,205)	$(7,736)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	April 4, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,818)	$(4,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,637	4,749
Amortization	1,671	2,368
Non-cash restructuring and impairment charges	367	2,906
Provision for sales returns and doubtful accounts	110	1,848
Provision for excess and obsolete inventories	2,427	694
Compensation costs related to stock-based awards	965	899
Gain on repurchase of convertible debt	—	(3,368)
Gain on exchange of convertible debt	(484)	—
Gain on disposal of property, plant and equipment	(91)	17
Gain on settlement of litigation	—	(645)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	29,250	33,477
Inventories	(3,197)	5,387
Prepaid expenses and other current assets	(8,978)	(952)
Accounts payable	(8,231)	(30,835)
Accrued expenses and other current liabilities	(3,795)	(6,178)
Other non-current assets	(78)	585
Other non-current liabilities	(3)	(76)
Net cash provided by operating activities	3,752	6,504
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(636)	(1,687)
Restricted cash	58	583
Proceeds from the sale of property, plant and equipment	136	—
Acquisitions, net of cash acquired	—	1,960
Net cash provided by (used in) investing activities	(442)	856
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,261)	—
Proceeds from stock-based compensation arrangements	379	131
Repurchase of common stock	(4)	—
Retirement of long-term debt	—	(1,345)
Net cash used in financing activities	(886)	(1,214)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	167	(500)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,591	5,646
CASH AND CASH EQUIVALENTS, beginning of period	60,439	46,906
CASH AND CASH EQUIVALENTS, end of period	$63,030	$52,552

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$3,036	$126
Income taxes	$4,608	$1,559
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$323	$660
Exchange of 1.875% Convertible Subordinated Notes due 2024 (see Note 4)	$60,000	$—

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

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or full year ending January 2, 2011, (“fiscal 2010”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended January 3, 2010.

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This Accounting Standards Update (ASU) No. 2009-13, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under previous accounting guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined.

In October 2009, the FASB issued an update to ASC Topic 985, ”Software.” This ASU No. 2009-14, “Software – Certain Revenue Arrangements that Include Software Elements,” modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that functions together to deliver a product’s essential functionality.  These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company is currently evaluating the potential impact of these standards on its business, financial condition and results of operations.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance now codified as ASC Topic 718, “Compensation – Stock Compensation.”  Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a multiple option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.  Stock-based compensation, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations

(in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Cost of sales	$107	$267
Sales and marketing expenses	38	90
Research and development expenses	191	247
General and administrative expenses	629	295
Increase to operating loss before income taxes	965	899
Income tax benefit recognized	—	—
Increase to net loss	$965	$899
Increase to net loss per share:
Basic and diluted	$0.01	$0.01

As of April 4, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $2.9 million, net of estimated forfeitures of $0.2 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2010 and 2009 were $0.66 per share and $0.43 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first quarter of 2010 and 2009 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended
	April 4, 2010	March 29, 2009
Weighted average risk-free interest rate	2.5%	1.7%
Weighted average expected life (in years)	3.3	3.2
Expected stock volatility	68%	148%
Dividend yield	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Inventories

Net inventories are as follows:

	April 4, 2010	January 3, 2010
Parts and components	$25,725	$27,937
Work-in-process	2,767	1,363
Finished goods	31,340	31,244
Total inventories	$59,832	$60,544

Inventories are net of an allowance for excess and obsolete inventory of approximately $24.2 million and $22.6 million as of April 4, 2010 and January 3, 2010, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	April 4, 2010	January 3, 2010
Accrued warranty costs	$6,752	$7,038
Other accrued expenses and other current liabilities	14,611	16,908
Total accrued expenses and other current liabilities	$21,363	$23,946

Warranty

Accrued warranty costs are as follows:

	Three Months Ended
Description	April 4, 2010	March 29, 2009
Warranty reserve beginning balance	$7,038	$10,763
Reductions for warranty costs incurred	(3,089)	(2,501)
Warranty accrual related to current period sales	2,803	1,444
Effect of exchange rates	—	(2)
Warranty reserve ending balance	$6,752	$9,704

Note 4. Financing Arrangements and Long-Term Debt

Long-term debt

	April 4, 2010	January 3, 2010
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	70,887	130,887
1.875% Convertible Senior Subordinated Notes due 2024	60,000	—
Subtotal	280,887	280,887
Less unamortized discount	(5,636)	(11,904)
Total long-term debt	$275,251	$268,983

On March 15, 2010, the Company completed separate privately negotiated exchange agreements under which $60.0 million in aggregate principal amount of its outstanding 1.875% Convertible Subordinated Notes due 2024 (the “Existing Notes”) were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the “New Notes”).  The New Notes were issued under an Indenture between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The New Notes are convertible into the Company’s common stock at a conversion price of $1.70 per share and accrue interest at an annual rate of 1.875%, which is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2010.  Holders may convert the New Notes at any time prior to the maturity date, which is November 15, 2024.  The Company may redeem the notes beginning on November 21, 2012.  Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.  The Company may elect to automatically convert the New Notes in whole or in part at any time on or prior to the maturity date if the closing price of the Company’s Common Stock has exceeded 125% of the conversion price then in effect for at least 20 trading days in any 30 day trading period.  However, if the Company elects to automatically convert the New Notes in this manner, it must make a cash payment to each holder in an amount equal to the aggregate interest payments that would have been payable on the New Notes from the last day through which interest was paid through November 15, 2011, discounted at the interest rate of US Treasury bonds with an equivalent remaining term to November 15, 2011. Holders of the New Notes may also require the Company to repurchase all or a portion of their New Notes in the case of a change in control, as defined in the Indenture.  In the event of a repurchase of the New Notes as a result of a change in control, under certain circumstances, the Company may be obligated to issue additional shares to holders as a “make-whole premium” on the New Notes, which share amounts are set forth in a table to the Indenture.  The Indenture was not qualified under the Trust Indenture Act and the Company does not expect to qualify the Indenture.

The exchange was accounted for as an extinguishment of the Existing Notes.  The difference between the fair value of the Existing Notes and the carrying amount of the Existing Notes, which included approximately $5.0 million in unamortized debt discount, was recorded as a gain on extinguishment of convertible debt of $0.5 million, net of unamortized debt issuance costs of $0.3 million in the accompanying Consolidated Statement of Operations. In addition, $5.8 million was allocated to the extinguishment of the equity component of the Existing Notes, and was recorded as a reduction to common stock in the accompanying Consolidated Balance Sheet.

The following tables provide additional information about the Company’s Existing Notes that are subject to accounting guidance now codified as ASC Topic 470-20, “Debt with Conversion and Other Options”:

	April 4, 2010	January 3, 2010
Carrying amount of equity component	$49,703	$55,529

Liability component:
Principal amount	70,887	130,887
Unamortized discount	(5,636)	(11,904)
Net carrying amount	$65,251	$118,983

	Three Months Ended
	April 4, 2010	March 29, 2009
Effective interest rate on liability component	7.07%	7.07%
Contractual interest expense recognized	$520	$733
Amortization of the discount on liability component	$1,268	$1,667

The unamortized discount will be recognized using the effective interest method through November 15, 2011.  As of April 4, 2010, the if-converted value of the Existing Notes did not exceed the principal amount.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Credit Agreement

On April 3, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”), with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) (“Wells Fargo”), as arranger and administrative agent and the lenders named therein (the “Lenders”). Pursuant to the Credit Agreement, the Lenders made available to the Company a senior secured revolving credit facility up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement.  The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts and cash and cash equivalents. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets.  The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability under the Company’s line of credit falls below $20.0 million.

On March 11, 2010, the Company entered into Amendment Number Two to the Credit Agreement with Wells Fargo, which amendment updated the Credit Agreement to make appropriate references to and provisions for the New Notes.

On April 1, 2010, the Company entered into a Waiver, Amendment Number Three to Credit Agreement and Amendment Number Two to Security Agreement with Wells Fargo.  This amendment amends certain provisions of the Credit Agreement and Security Agreement entered into on April 3, 2009, by and among the Company, the Lenders and Wells Fargo. The amendment waives certain technical defaults under the Credit Agreement relating to the Company’s obligation to deliver certain reports. In addition, the amendment makes minor changes to certain defined terms and modifies the thresholds for certain covenants.

As of April 4, 2010, the Company is in compliance with all covenants.  As of April 4, 2010, the Company had approximately $31.7 million of availability under the Credit Agreement, of which approximately $5.3 million was utilized by outstanding letters of credit.

Note 5. Restructuring and Impairment Charges

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

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the first quarter of 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$501	$—	$501
Amounts accrued	264	103	367
Amounts paid/incurred	(415)	(103)	(518)
Effects of exchange rates	1	—	1
Balance at April 4, 2010	$351	—	351

The costs associated with these exit activities were recorded in accordance with the accounting guidance now codified as ASC Topic 420, “Exit or Disposal Obligations.”  Pursuant to this guidance, a liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for one-time employee termination benefits that is incurred over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated.

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

A summary of the activity affecting its accrued restructuring liability related to the 2008 Restructuring Plan for the first quarter of 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$177	$334	$511
Amounts accrued	—	—	—
Amounts paid/incurred	(114)	(181)	(295)
Effects of exchange rates	5	10	15
Balance at April 4, 2010	$68	$163	$231

The costs associated with these exit activities were recorded in accordance with the accounting guidance in ASC Topic 420. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reductions will be paid out through the second quarter of 2010, and the facility closure amounts will be paid out over the remaining lease term, which extends through September 2010.

Integration of LGP Allgon and REMEC, Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of LGP Allgon’s operations and REMEC, Inc.’s wireless systems business, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to the accounting guidance now codified as ASC Topic 805, “Business Combinations.”  The costs associated with these exit activities were recorded in accordance with the accounting guidance in ASC Topic 420. The implementation of the restructuring and integration plan is complete.

A summary of the activity affecting the accrued restructuring liability related to the integration of LGP Allgon’s operations and REMEC, Inc.’s wireless systems business for the first quarter of 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at January 3, 2010	$791
Amounts accrued	—
Amounts paid/incurred	(225)
Effects of exchange rates	—
Balance at April 4, 2010	$566

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Restructuring and Impairment Charges

In the first quarter of 2010, the Company incurred severance charges of $0.3 million related to personnel reductions, primarily in the U.S. and France.  The Company also recorded a charge of $0.1 million for final closure costs related to a previously closed site.

In the first quarter of 2009, the Company recorded a charge of approximately $0.8 million to write down the Salisbury, Maryland building to its fair value less the cost to sell. The Company also incurred severance charges of $2.1 million related to personnel reductions primarily in the United States, Finland and Sweden.

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended
	April 4, 2010	March 29, 2009
Interest income	$44	$398
Interest expense	(3,857)	(4,348)
Foreign currency gain (loss), net	(697)	2,821
Gain on repurchase of convertible debt	—	3,368
Gain on exchange of convertible debt	483	—
Other income, net	452	919
Totalother income (expense), net	$(3,575)	$3,158

 Other income (expense), net, for the first quarter of 2010 includes a gain of approximately $0.5 million related to the exchange of $60.0 million in aggregate principal amount of the Company’s outstanding 1.875% Convertible Subordinated Notes due 2024.   Other income (expense), net, for the first quarter of 2009 includes a gain of approximately $3.4 million related to the repurchase of $5.4 million in aggregate par value of the Company’s outstanding 1.875% Convertible Subordinated Notes due 2024 that were purchased at a discount.   Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $1.7 million and $1.4 million for the first quarter of 2010 and 2009, respectively.

Note 7. Loss Per Share

In accordance with ASC Topic 260, ”Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 61,766,334 and 31,190,392 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the first quarter of 2010 and 2009, respectively, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	Three Months Ended
	April 4, 2010	March 29, 2009
Basic:
Loss	$(10,818)	$(4,372)
Weighted average common shares	132,423	131,491
Basic loss per share	$(0.08)	$(0.03)
Diluted:
Loss	$(10,818)	$(4,372)
Interest expense of convertible debt, net of tax	—	—
Loss, as adjusted	$(10,818)	$(4,372)
Weighted average common shares	132,423	131,491
Potential common shares	—	—
Weighted average common shares, as adjusted	132,423	131,491
Diluted loss per share	$(0.08)	$(0.03)

Note 8. Commitments and Contingencies

The Company is subject to legal proceedings and claims in the normal course of business.  Although the outcome of legal proceedings is inherently uncertain presently, the Company anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of April 4, 2010 is included below:

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

General Contractual Indemnities/Products Liability

During the normal course of business, the Company enters into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by the Company’s products and in certain cases for damages resulting from a breach of the Company’s product warranties. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount. Historically, any amounts payable pursuant to such contractual indemnities have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery to the Company in the event of an indemnification claim.

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies, and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in March 2010, September 2007 and November 2004, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act of 1933. The Company’s indemnification obligations under such agreements are not limited in duration and generally not limited in amount.

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

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2010 where the Company believes it is more likely than not that deferred tax assets will not be realized.

As of April 4, 2010, the liability for income taxes associated with uncertain tax positions was $14.7 million, including accrued penalties, interest, and foreign currency fluctuations of $0.4 million.  Of this amount, $6.2 million, if recognized, would affect the Company’s effective tax rate.  The Company records interest and penalties associated with income tax obligations as income tax expense.  Such amounts were not material in the first quarter of 2010.

As a result of the ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of April 4, 2010, the Company has concluded all United States federal income tax matters for years through 2006. All other material state, local and foreign income tax matters have been concluded for years through 2005.

Note 11. Fair Value of Financial Instruments

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

The estimated fair values of the Company’s financial instruments were as follows:

	April 4, 2010		January 3, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$63,030	$63,030	$60,439	$60,439
Restricted cash	2,542	2,542	2,600	2,600
Long-term debt
3.875% Convertible Subordinated Notes due 2027	$150,000	$105,938	$150,000	$99,000
1.875% Convertible Subordinated Notes due 2024	70,887	66,014	130,887	113,544
1.875% Convertible Senior Subordinated Notes due 2024	60,000	55,500	—	—
Subtotal	280,887		280,887
Less unamortized discount	(5,636)		(11,904)
Total long-term debt	$275,251		$268,983

Note 12. Gain on Settlement of Litigation

As part of the Company’s acquisition of REMEC, Inc’s wireless systems business, $15 million of the purchase price was held in escrow to cover any potential indemnification claims. In March 2009, the Company settled a dispute arising out of certain claims made against the escrow. As a result of this settlement, the Company received approximately $2 million in cash. This payment was accounted for as an adjustment to the total consideration paid for this acquisition. As a result, the remaining net book value of the intangible assets and fixed assets acquired in this acquisition was eliminated and the Company recorded a net gain of approximately $0.6 million. This amount is included in other income (expense), net in the accompanying consolidated statement of operations for the first quarter of 2009.

Note 13. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first quarter of 2010 and 2009, sales to customers that accounted for 10% or more of revenues totaled $46.0 million and $53.6 million, respectively. For the first quarter of 2010, Nokia Siemens accounted for approximately 28% of total net sales and Samsung accounted for approximately 12% of total net sales.  Nokia Siemens accounted for approximately 36% of total net sales for the first quarter of 2009.

As of April 4, 2010, approximately 35% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first quarter of 2010. For the first quarter of 2010, Nokia Siemens accounted for approximately 29% of total accounts receivable and Samsung accounted for approximately 6% of total accounts receivable. The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 14. Supplier Concentrations

Certain of the Company’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single-source suppliers as well as finished products from single-source contract manufacturers. The inability to obtain single-source components or finished products in the amounts needed on a timely basis or at commercially reasonable prices has resulted in delays in product introductions, interruption in product shipments and increases in product costs, which have had a material adverse effect on the Company’s business, financial condition and results of operations and may continue to do so until alternative sources could be developed at a reasonable cost.

Note 15. Segments and Geographic Data

The Company operates in one reportable business segment: “Wireless Communications.” The Company’s revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in cellular, PCS, 3G and 4G wireless communications networks throughout the world.

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, the Company sells its products through two major sales channels. The largest channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouygues, Clearwire, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of the Company’s customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

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

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For most of 2008, demand once again increased. However, in the fourth quarter of 2008, demand for our products was negatively impacted by the global economic recession. This significantly impacted demand during 2009 and our revenues fell by 36% from 2008 levels, thus negatively impacting our financial results. During 2008 and 2009, we initiated several cost cutting measures aimed at lowering our operating expenses. These initiatives will continue, and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

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

Looking back over the last six years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, and it was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008 and 2009, we completed the integration of this acquisition, as well as focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last six years, these acquisitions do not provide any guarantee that our revenues will increase. We currently have a small number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure.

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

For a summary of our critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Amendment No. 1 to Annual Report on Form 10-K for the year ended January 3, 2010.

Accruals for Restructuring and Impairment Charges

In the first quarters of 2010 and 2009, the Company recorded restructuring and impairment charges of approximately $0.4 million and $2.9 million, respectively. Such charges relate to our Restructuring Plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

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

New Accounting Pronouncements

For a summary of our New Accounting Pronouncements, see Note 2 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the first quarter of 2010 and 2009:

	Three Months Ended
	April 4, 2010	March 29, 2009
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	73.9	76.8
Intangible asset amortization	—	0.4
Restructuring and impairment charges	0.1	0.9
Total cost of sales	74.0	78.1
Gross profit	26.0	21.9
Operating expenses:
Sales and marketing	8.2	6.5
Research and development	12.5	10.1
General and administrative	9.8	8.1
Intangible asset amortization	—	0.2
Restructuring and impairment charges	0.3	1.0
Total operating expenses	30.8	25.9
Operating loss	(4.8)	(4.0)
Other income (expense), net	(3.1)	2.1
Loss before income taxes	(7.9)	(1.9)
Income tax provision	1.6	1.0
Net loss	(9.5)%	(2.9)%

Three Months ended April 4, 2010 and March 29, 2009

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	April 4, 2010		March 29, 2009
Wireless network operators and other	$51,386	45%	$54,565	36%
Original equipment manufacturers	63,087	55%	95,180	64%
Total	$114,473	100%	$149,745	100%

Sales decreased by 24% to $114.5 million for the first quarter of 2010, from $149.7 million, for the first quarter of 2009. This decrease was due to several factors, including decreased demand from both our direct operator customers and our original equipment manufacturer customers, which decreased by approximately 6% and 34%, respectively, for the first quarter of 2010 from the first quarter of 2009. While a portion of the reduced demand was related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008, we also experienced component supply constraints during the first quarter of 2010 which impacted our revenue for the quarter. These component supply constraints resulted in longer than anticipated lead times, which impacted our ability to meet customer requirements in the first quarter of 2010.  We have taken actions to adjust our procurement activities, but despite these actions, we expect to encounter supply constraints for the next few fiscal quarters.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	April 4, 2010		March 29, 2009
Antenna systems	$39,421	34%	$35,756	24%
Base station systems	65,217	57%	102,418	68%
Coverage systems	9,835	9%	11,571	8%
Total	$114,473	100%	$149,745	100%

 Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions.  The decrease in base station systems sales during the first quarter of 2010 as compared with the first quarter of 2009 is due to the significantly reduced demand related to the global economic crisis impacting both our original equipment manufacturer and direct operator customers and the component supply constraints that reduced our revenues in the first quarter of 2010.

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

	Three Months Ended (in thousands)
Geographic Area	April 4, 2010		March 29, 2009
Americas	$34,173	30%	$35,601	24%
Asia Pacific	45,670	40%	58,520	39%
Europe	32,186	28%	43,488	29%
Other international	2,444	2%	12,136	8%
Total	$114,473	100%	$149,745	100%

Revenues decreased in all regions in the first quarter of 2010 as compared to the first quarter of 2009. The decrease was due to contraction in both the operator direct channel and the original equipment manufacturer sales channel, resulting from the global macro-economic crisis and the component supply constraints that we experienced. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the first quarter of 2009 to those in effect for the first quarter of 2010, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the first quarter of 2010, total sales to Nokia Siemens accounted for approximately 28% of total net sales, and sales to Samsung accounted for approximately 12% of total net sales.  For the first quarter of 2009, total sales to Nokia Siemens accounted for approximately 36% of sales. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	April 4, 2010		March 29, 2009
Net sales	$114,473	100.0%	$149,745	100.0%
Cost of sales:
Cost of sales	84,641	73.9%	114,962	76.8%
Intangible amortization	—	—	623	0.4%
Restructuring and impairment charges	21	0.1%	1,408	0.9%
Total cost of sales	84,662	74.0%	116,993	78.1%
Gross profit	$29,811	26.0%	$32,752	21.9%

Our actual total gross profit decreased during the first quarter of fiscal 2010, compared to the first quarter of fiscal 2009, primarily as a result of our decreased revenues. As a percentage of revenue, our gross profit margin increased during the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, the result of no intangible amortization costs and lower restructuring costs as well as the improved manufacturing cost structure due to our previous restructuring activities. The last of the intangible assets were fully amortized in the fourth quarter of 2009. We incurred less than $0.1 million of restructuring and impairment charges during the first quarter of fiscal 2010, related to severance charges in the United States. For the first quarter of 2009, we incurred restructuring and impairment charges totaling $1.4 million.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decisions to close or transfer our Salisbury, Maryland, Finland, Hungary, Shanghai and Wuxi, China manufacturing operations as part of our restructuring plans to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
	April 4, 2010		March 29, 2009
Operating Expenses
Sales and marketing	$9,395	8.2%	$9,741	6.5%
Research and development	14,276	12.5%	15,147	10.1%
General and administrative	11,274	9.8%	12,099	8.1%
Intangible amortization	—	—	327	0.2%
Restructuring and impairment charges	346	0.3%	1,498	1.0%
Total operating expenses	$35,291	30.8%	$38,812	25.9%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.3 million, or 4%, during the first quarter of 2010 as compared to the first quarter of 2009. The decrease was due to lower bad debt expense, partially offset by higher trade show expenses in the first quarter of 2010.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $0.9 million, or 6%, during the first quarter of 2010 as compared to the first quarter of 2009 due to lower professional fees for research and development costs.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $0.8 million, or 7%, during the first quarter of 2010 as compared to the first quarter of 2009. This decrease was due to lower tax, audit and professional fees, as well as a decrease in our insurance expenses.

Our intangible assets were fully amortized during the fourth quarter of 2009, and therefore, there was no expense in the first quarter of 2010.  Amortization of customer-related intangibles from our acquisitions, amounted to $0.3 million for the first quarter of fiscal 2009.

Restructuring charges of $0.3 million were recorded in the first quarter of fiscal 2010, primarily for severance costs in the U.S. and France, compared to charges of $1.5 million in the first quarter of fiscal 2009.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	April 4, 2010		March 29, 2009
Interest income	$44	—	$398	0.2%
Interest expense	(3,857)	(3.3)%	(4,348)	(2.9)%
Foreign currency gain (loss), net	(697)	(0.6)%	2,821	1.9%
Gain on repurchase of convertible debt	—	—	3,368	2.3%
Gain on exchange of convertible debt	483	0.4%	—	—
Other income, net	452	0.4%	919	0.6%
Other income (expense), net	$(3,575)	(3.1)%	$3,158	2.1%

Interest income decreased by $0.4 million during the first quarter of 2010 compared to the first quarter of 2009 due to lower interest rates on our cash balances. Interest expense decreased by $0.5 million during the first quarter of fiscal 2010 as compared to the first quarter of 2009 due to the retirement of approximately $25.4 million of our long-term debt during fiscal 2009. Also included in other income (expense), net, is a gain of $0.5 million that we recognized on the exchange of $60.0 million in aggregate principal amount of our outstanding 1.875% Convertible Subordinated Notes due 2024.  Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $1.7 and $1.9 million for the first fiscal quarters of 2010 and 2009, respectively. Additionally, we recognized a net foreign currency translation loss of $0.7 million in the first quarter of 2010, primarily due to the fluctuations of the U.S. Dollar versus several other currencies, as compared to the first quarter of 2009 when we recognized a foreign currency translation gain of $2.8 million.

Income Tax Provision

Our effective tax rate for the first quarter of 2010 was an expense of approximately 19.5% of our pre-tax loss of $9.1 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, for the first quarter of 2010, tax expense consisted primarily of taxes or tax benefits in certain foreign jurisdictions, primarily China and India.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	April 4, 2010	March 29, 2009
Operating loss	$(5,480)	$(6,060)
Other income (expense), net	(3,575)	3,158
Loss before income taxes	(9,055)	(2,902)
Income tax provision	1,763	1,470
Net loss	$(10,818)	$(4,372)

Our net loss for the first quarter of 2010 was $10.8 million, compared to our net loss of $4.4 million for the first quarter of 2009. The increase in our net loss during the first quarter of 2010 as compared to the first quarter of 2009 is primarily the result of our decreased revenues, foreign exchange translation loss and the lower gain recognized on the debt exchange in the first quarter of 2010 versus the gain recognized on the debt repurchase during the first quarter of 2009.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility. As of April 4, 2010, we had working capital of $168.0 million, including $63.0 million in unrestricted cash and cash equivalents as compared to working capital of $175.6 million at March 29, 2009, which included $52.6 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the first quarter of 2010 and 2009:

	Three Months Ended (in thousands)
	April 4, 2010	March 29, 2009
Net cash provided by (used in):
Operating activities	$3,752	$6,504
Investing activities	(442)	856
Financing activities	(886)	(1,214)
Effect of foreign currency translation on cash and cash equivalents	167	(500)
Net increase in cash and cash equivalents	$2,591	$5,646

Operating Activities

Net cash provided by operations in the first quarter of 2010 was $3.8 million as compared to $6.5 million in the first quarter of 2009. The reduction in cash flow from operations from the prior year is due primarily to lower revenues in the first quarter of 2010.

Investing Activities

Net cash used in investing activities during the first quarter of 2010 was $0.4 million as compared to net cash provided by investing activities of $0.9 million during the first quarter of 2009. The $0.4 million in net cash used in investing activities during the first quarter of 2010 represents capital expenditures of $0.6 million, partially offset by a reduction in our restricted cash of $0.1 million and proceeds from the sale of property, plant and equipment of $0.1 million. Total capital expenditures during the first quarter of 2010 and 2009 were approximately $0.6 million and $1.7 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $5 million and $7 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash used in financing activities of $0.9 million during the first quarter of 2010 relates primarily to the $1.3 million debt issuance costs related to the exchange of our 1.875% Convertible Subordinated Notes, partially offset by $0.4 million in proceeds related to our employee stock purchase plan. Net cash used in financing activities of $1.2 million during the first quarter of 2009 relates primarily to the repurchase of $5.4 million in aggregate par value of our 1.875% Convertible Subordinated Notes due 2024.

Future Cash Requirements

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our Credit Agreement will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement with Wells Fargo, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

In the first quarter of 2010, we entered into separate privately negotiated exchange agreements under which $60.0 million in aggregate principal amount of our outstanding 1.875% Convertible Subordinated Notes due 2024 (the “Existing Notes”) were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the "New Notes").  The New Notes were issued under an Indenture between us, as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The New Notes are convertible into our common stock at a conversion price of $1.70 per share and accrue interest at an annual rate of 1.875%, which is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2010.  Holders may convert the New Notes at any time prior to the maturity date, which is November 15, 2024.  We may redeem the notes beginning on November 21, 2012.  Holders of the New Notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

We had a total of $280.9 million of long-term convertible subordinated notes outstanding at April 4, 2010, consisting of $70.9 million of 1.875% Convertible Subordinated Notes due 2024, $60.0 million of 1.875% Convertible Senior Subordinated Notes due 2024 and $150.0 million of 3.875% Convertible Subordinated Notes due 2027 (“2027 Notes”). Holders of the Existing Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the New Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2027 Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Credit Agreement

As indicated in Note 4 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information, the Company entered into a Credit Agreement on April 3, 2009. Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability under our line of credit falls below $20.0 million.

On March 11, 2010, we entered into Amendment Number Two to the Credit Agreement with Wells Fargo Capital Finance, LLC, which amendment updated the Credit Agreement to make appropriate references to and provisions for the New Notes.

On April 1, 2010, we entered into a Waiver, Amendment Number Three to Credit Agreement and Amendment Number Two to Security Agreement with Wells Fargo.  This amendment amends certain provisions of the Credit Agreement and Security Agreement entered into on April 3, 2009, by and among us, the Lenders and Wells Fargo. The amendment waives certain technical defaults under the Credit Agreement relating to our obligation to deliver certain reports. In addition, the amendment makes minor changes to certain defined terms and modifies the thresholds for certain covenants.

As of April 4, 2010, we are in compliance with all covenants.  As of April 4, 2010, we had approximately $31.7 million of availability under the Credit Agreement, of which approximately $5.3 million was utilized by outstanding letters of credit.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financing, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are all directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions.  During the last half of fiscal 2008 and throughout fiscal 2009, the capital and credit markets experienced extreme volatility and disruption.  In several cases, the markets exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business, the cost of additional funding or borrowing could increase, and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Amendment No. 1 to Form 10-K for the year ended January 3, 2010, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of April 4, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of April 4, 2010, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price for the debt.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and have concluded, as we similarly concluded in our Amendment No. 1 to Form 10-K for the preceding fiscal year, that none of our exposures in these areas are material to fair values, cash flows or earnings.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 71% of our net sales during the first quarter of 2010, 73% of our net sales during fiscal 2009 and 70% of our net sales during fiscal 2008. International sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the first quarter of 2010, we recorded a foreign exchange translation loss of $0.7 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the Dollar fluctuates.

Interest Rate Risk

As of April 4, 2010, we had cash equivalents of approximately $65.6 million in both interest and non-interest bearing accounts, including restricted cash. We also had a total of $130.9 million of Convertible Subordinated Notes due November 2024 at a fixed annual interest rate of 1.875% and $150.0 million of Convertible Subordinated Notes due October 2027 at a fixed annual interest rate of 3.875%. We have exposure to interest rate risk primarily through our convertible subordinated debt, our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased significantly during 2009 and have remained low in 2010 as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. Despite this exposure, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at April 4, 2010, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risks associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we may be unable to pass such costs onto our customers. During the first quarter of 2010, we have experienced supply shortages of various electronic components as well as significantly increased order lead times for such components.  While we have not experienced significant price increases for such components, if there continues to be significant shortages, the prices may increase resulting in a negative impact on our product costs.  In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes these components or cease the production of such products. In such events, our business, financial condition or results of operations could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. The electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. These delays and any potential additional costs could have a material adverse effect on our business, financial condition or results of operations. Prior increases to the price of oil and energy have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. There are significant concerns in the business community about inflationary pressures on costs. Further increases in energy prices may negatively impact our business, financial condition and results of operations.

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

Internal Control Over Financial Reporting

As a result of the material weakness identified at the end of 2009, we completed the design and implementation of control activities in the first quarter of 2010 that we believe will prevent or detect material misstatements that might exist related to our debt agreements.  Specifically, we have thoroughly reviewed our outstanding debt agreements and have created a process for review of all new debt agreements.  We also continue the process of reviewing all new accounting pronouncements and their effect on our financial reporting. The remediation was completed in the first quarter of 2010 and we believe that these controls are operating effectively.

There has been no other change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to legal proceedings and claims in the normal course of business.  We are currently defending these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain, we anticipate that we will be able to resolve these matters in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the first quarter of 2010, sales to Nokia Siemens accounted for approximately 28% of revenues, and sales to Samsung accounted for approximately 12% of revenues.  Nokia Siemens accounted for approximately 34% of our revenues during fiscal 2009.  During fiscal 2009, sales to Alcatel-Lucent declined below 10% of our revenues. Any decline in business with our original equipment manufacturer customers, including Nokia Siemens, Alcatel-Lucent and Samsung, will have an adverse impact on our business, financial condition and results of operations. For the first quarter of 2010, our total sales declined by 24% compared with the first quarter of 2009.  During this same period, our sales to Nokia Siemens declined approximately 40% which has had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Samsung, other original equipment manufacturers and network operator customers. Any fluctuations in demand from such customers or other customers will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal 2009 and into the first quarter of 2010, the global economic crisis and related recession continued to have an impact on our customers and their demand for our products. We currently anticipate that our customers may continue to reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This possible reduction in demand would have a negative impact on our business, financial condition and results of operations.

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

During the first quarter of 2010, we have experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components.  This combined supply shortage and increased material order lead times have impacted our ability to timely produce products which negatively impacted our revenues in the first quarter.  If these shortages and extended lead times continue, our future revenues will be negatively impacted and our manufacturing costs may significantly increase.  In addition, a number of our products and the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. Missed customer delivery dates have had a material adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our business, financial condition and results of operations.

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

As of April 4, 2010, we had approximately $65.6 million of cash, including $2.5 million in restricted cash. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies.  In addition, if our business further deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement or an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. If we are not successful in growing our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $280.9 million of remaining outstanding convertible subordinated debt that we issued. The holders of this convertible subordinated debt may require us to repurchase $70.9 million in outstanding debt issued in 2004 on November 15, 2011 and $150.0 million in outstanding debt issued in 2007 on October 1, 2014.  In addition, we issued $60.0 million of convertible senior subordinated debt in the first quarter of 2010 that the holders of which may require us to repurchase on November 15, 2013.  Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis, there can be no guarantee that such a market would be available to us. If such a market is not available, we may be unable to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

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

The world economy has experienced significant fluctuations in the price of oil and energy during 2008, 2009 and the beginning of 2010. Such fluctuations resulted in significant price increases which translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices or the onset of inflationary pressures could negatively impact our business, financial condition and results of operations.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of obligation by our customers to purchase their forecasted demand for our products;

•	costs associated with restructuring activities, including severance, inventory obsolescence and facility closure costs;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	costs associated with consolidating acquisitions;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs;

•	discounts given to certain customers for large volume purchases; and

•	shortages of materials and components to manufacture our products.

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

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, shortages of materials, delays in the introduction of new products and longer than anticipated sales cycles for our products have adversely affected our business, financial condition and results of operations in the past. Despite these factors, we, along with our contract manufacturers, maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers choose to purchase products in excess of the forecasted amounts or in a different product mix, there might be inadequate inventory or manufacturing capacity to fill their orders.

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

We have previously added new manufacturing locations, as well as consolidated existing manufacturing locations in an attempt to achieve operating cost savings and improved operating results. We continually evaluate these types of opportunities.  We may acquire or invest in new locations, or we may consolidate existing locations into either existing or new locations in order to reduce our manufacturing costs.  In 2009, we established a new manufacturing location in Thailand.  Such activities subject us to numerous risks and uncertainties, including the following:

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

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products and could expose us to significant liabilities.

We have had quality problems with our products including those we have acquired in acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, financial condition and results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in our recent acquisitions. While we seek recovery of amounts that we have paid, or may pay in the future to resolve warranty claims through indemnification from the original manufacturer, this can be a costly and time consuming process.  In our contracts with customers, we negotiate liability limits but not all of the contracts contain liability limits and some contracts contain limits which are greater than the price of the products sold.  As a result, if we have quality problems with our products that we cannot fix and our customers bring a claim against us, we could incur significant liabilities which would have a material adverse effect on our business, financial condition and results of operations.

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

In September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009 and the first quarter of 2010, continued unrest has impacted the government of Thailand, and at this time, significant civil unrest continues. To date, this has not had a long-term impact on our operations in Thailand. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our business, financial condition and results of operations.

We require air or ocean transport to deliver products built in our various manufacturing locations to our customers. High energy costs have increased our transportation costs which have had a negative impact on our production costs. Transportation costs would also escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our business, financial condition and results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers, our delivery of products could be delayed.

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

For the first quarter of 2010, and for fiscal years 2009 and 2008, international revenues (excluding North American sales) accounted for approximately 71%, 73% and 70% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

•
compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including relations with unionized labor pools in Europe and in Asia;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorist attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign-based suppliers throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States and the rest of the world; and

•	political or civil turmoil, such as that occurring in Thailand.

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

Our manufacturing process is also subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns.  We maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate.  Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations.  There are areas where future regulations may be enacted which could increase our manufacturing costs.  One area which has a large number of potential changes in regulations is the environmental area.  Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas.  These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products.  In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business.  If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse affect on our business, financial condition and results of operations.

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

At times during 2008 and 2009, our stock price did not meet the minimum bid price for continued listing on the NASDAQ Global Select Market. Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if we are delisted from the NASDAQ Global Select Market or if we are unable to transfer our listing to another stock market.

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 58.9 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of shares or the perception that sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to report on the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments, and some of these judgments will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s assessment.

Subsequent to the issuance of our consolidated financial statements for the year ended January 3, 2010, we identified an error in the accounting for our Existing Notes and the application of ASC Topic 470-20, “Debt with Conversion and Other Options,” to that instrument. We did not timely adopt this new accounting standard due to insufficient analysis of the impact of the standard on our financial statements which resulted in a restatement of the 2009 consolidated financial statements. This is a material weakness and during the first quarter of 2010, we completed the design and implementation of control activities to remediate this issue. As a result, we currently believe our internal controls over financial reporting are effective. We are required to comply with Section 404 on an annual basis, and if, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation due in large part to the fact that there are limited precedents available by which to measure compliance with these new requirements. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

Negative conditions in the financial and credit markets may impact our liquidity.

Recent dramatic changes in the global financial markets have weakened global economic conditions. These changes have had, and we anticipate they will continue to have, an impact on our liquidity. These impacts include some of our customers facing liquidity shortages which affect their payments to us, and the general tightness in the financial credit markets which limits credit available to us as well as some of our customers. Given our current operating cash flow, financial assets, access to the capital markets and available lines of credit, we continue to believe that we will be able to meet our financing needs for the foreseeable future. However, there can be no assurance that global economic conditions will not worsen, which could have a corresponding negative effect on our liquidity. In addition, while we believe that we have invested our financial assets in sound financial institutions, should these institutions limit access to our assets, breach their agreements with us or fail, we may be adversely affected. Furthermore, volatile financial and credit markets may reduce our ability to raise capital or refinance our debt on favorable terms, if at all, which could materially impact our ability to meet our obligations. As market conditions change, we will continue to monitor our liquidity position.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the first quarter of 2010:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
January 4 – February 7	—		—	—	—
February 8 – March 7	4,260	(1)	$1.18	—	—
March 8 – April 4	—		—	—	—

(1)	During February 2010, 4,260 shares of Common Stock were surrendered to us to cover tax withholding obligations with respect to the vesting of 9,688 shares under restricted stock grants.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
4.1
Indenture, dated as of March 15, 2010, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010).

4.2	Form of Global 1.875% Convertible Senior Subordinated Notes due 2024 (included in Exhibit 4.1).

4.3
Form of Exchange Agreement relating to the exchange of the Company’s outstanding 1.875% Convertible Subordinated Notes due 2024 for 1.875% Convertible Senior Subordinated Notes due 2024 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010).

10.1
Amendment Number Two to Credit Agreement dated March 11, 2010 between Powerwave Technologies, Inc. with the lenders named therein and Wells Fargo Capital Finance, LLC, as arranger and administrative agent.

10.2
Waiver, Consent, Amendment Number Three to Credit Agreement and Amendment Number Two to Security Agreement dated April 1, 2010 with the lenders named therein and Wells Fargo Capital Finance, LLC, as arranger and administrative agent.

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

Date: May 6, 2010	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer