Form 10-Q
period 2010-07-04
POWERWAVE TECHNOLOGIES INC
filed 2010-08-04
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

As of July 30, 2010, the registrant had 132,757,840 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JULY 4, 2010

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	July 4, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$61,435	$60,439
Restricted cash	884	2,600
Accounts receivable, net of allowance for sales returns and doubtful accounts of $7,570 and $8,349, respectively	141,775	142,949
Inventories	55,809	60,544
Prepaid expenses and other current assets	28,555	21,334
Deferred income taxes	6,449	6,449
Total current assets	294,907	294,315
Property, plant and equipment, net	81,337	89,883
Other assets	5,689	5,654
TOTAL ASSETS	$381,933	$389,852

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$86,944	$81,830
Accrued payroll and employee benefits	13,749	11,322
Accrued restructuring costs	863	1,803
Accrued expenses and other current liabilities	23,757	23,946
Total current liabilities	125,313	118,901
Long-term debt	273,280	268,983
Other liabilities	1,306	1,356
Total liabilities	399,899	389,240
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity (deficit):
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 132,757,840 and 132,357,287 shares issued and outstanding, respectively	821,655	825,354
Accumulated other comprehensive income	6,237	10,522
Accumulated deficit	(845,858)	(835,264)
Net shareholders’ equity (deficit)	(17,966)	612
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$381,933	$389,852

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net sales	$144,580	$136,110	$259,053	$285,855
Cost of sales:
Cost of goods	101,886	99,587	186,527	214,548
Intangible asset amortization	—	623	—	1,247
Restructuring and impairment charges	705	2	726	1,410
Total cost of sales	102,591	100,212	187,253	217,205
Gross profit	41,989	35,898	71,800	68,650
Operating expenses:
Sales and marketing	8,362	8,854	17,758	18,595
Research and development	15,685	14,592	29,961	29,740
General and administrative	11,302	12,752	22,576	24,851
Intangible asset amortization	—	207	—	534
Restructuring and impairment charges	214	151	560	1,649
Total operating expenses	35,563	36,556	70,855	75,369
Operating income (loss)	6,426	(658)	945	(6,719)
Other income (expense), net	(4,564)	2,499	(8,137)	5,658
Income (loss) before income taxes	1,862	1,841	(7,192)	(1,061)
Income tax provision (benefit)	1,638	(718)	3,402	752
Net income (loss)	$224	$2,559	$(10,594)	$(1,813)
Basic earnings (loss) per share:	$0.00	$0.02	$(0.08)	$(0.01)
Diluted earnings (loss) per share:	$0.00	$0.02	$(0.08)	$(0.01)
Shares used in the computation of earnings (loss) per share:
Basic	132,609	131,654	132,516	131,572
Diluted	135,340	134,447	132,516	131,572

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income (loss)	$224	$2,559	$(10,594)	$(1,813)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(1,898)	1,648	(4,285)	(1,716)
Comprehensive income (loss)	$(1,674)	$4,207	$(14,879)	$(3,529)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	July 4, 2010	June 28, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,594)	$(1,813)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,162	9,751
Amortization	2,925	5,282
Non-cash restructuring and impairment charges	1,286	3,059
Provision for sales returns and doubtful accounts	1,077	1,672
Provision for excess and obsolete inventories	4,857	4,371
Compensation costs related to stock-based awards	1,741	2,186
Gain on repurchase of convertible debt	(85)	(9,767)
Gain on exchange of convertible debt	(483)	—
Gain on disposal of property, plant and equipment	(221)	(84)
Gain on settlement of litigation	—	(645)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	334	48,044
Inventories	(1,960)	3,416
Prepaid expenses and other current assets	(8,412)	725
Accounts payable	3,674	(42,006)
Accrued expenses and other current liabilities	1,515	(18,694)
Other non-current assets	7	538
Other non-current liabilities	(43)	89
Net cash provided by operating activities	4,780	6,124
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,906)	(3,246)
Restricted cash	1,716	909
Proceeds from the sale of property, plant and equipment	266	323
Acquisitions, net of cash acquired	—	1,960
Net cash provided by (used in) investing activities	76	(54)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,263)	(1,305)
Proceeds from stock-based compensation arrangements	399	131
Repurchase of common stock	(12)	(2)
Retirement of long-term debt	(2,685)	(12,445)
Net cash used in financing activities	(3,561)	(13,621)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(299)	487
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	996	(7,064)
CASH AND CASH EQUIVALENTS, beginning of period	60,439	46,906
CASH AND CASH EQUIVALENTS, end of period	$61,435	$39,842

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$4,425	$4,713
Income taxes	$6,419	$3,014
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$332	$124
Exchange of 1.875% Convertible Subordinated Notes due 2024 (see Note 4)	$60,000	$—

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

		Three Months Ended		Six Months Ended
		July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Cost of sales	$	$ 106	$336	$214	$603
Sales and marketing expenses		48	121	86	212
Research and development expenses		126	297	317	544
General and administrative expenses		496	534	1,124	827
Increase to operating loss before income taxes		776	1,288	1,741	2,186
Income tax benefit recognized		—	—	—	—
Impact on net income (loss)		$776	$1,288	$1,741	$2,186
Increase to net income (loss) per share:
Basic and diluted		$0.01	$0.01	$0.01	$0.02

As of July 4, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $2.2 million, net of estimated forfeitures of $0.2 million, which is expected to be recognized over a weighted-average period of 1.3 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the second quarter and first half of fiscal year 2010 was $0.99 and $0.67 respectively and the second quarter and first half of 2009 were $0.47 per share and $0.43 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first half of 2010 and 2009 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Weighted average risk-free interest rate	1.7%	2.4%	2.5%	1.8%
Weighted average expected life (in years)	4.6	5.2	4.6	5.2
Expected stock volatility	74%	81%	68%	142%
Dividend yield	None	None	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Inventories

Net inventories are as follows:

	July 4, 2010	January 3, 2010
Parts and components	$23,370	$27,937
Work-in-process	2,747	1,363
Finished goods	29,692	31,244
Total inventories	$55,809	$60,544

Inventories are net of an allowance for excess and obsolete inventory of approximately $25.8 million and $22.6 million as of July 4, 2010 and January 3, 2010, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	July 4, 2010	January 3, 2010
Accrued warranty costs	$6,854	$7,038
Other accrued expenses and other current liabilities	16,903	16,908
Total accrued expenses and other current liabilities	$23,757	$23,946

Warranty

Accrued warranty costs are as follows:

	Six Months Ended
Description	July 4, 2010	June 28, 2009
Warranty reserve beginning balance	$7,038	$10,763
Reductions for warranty costs incurred	(3,749)	(5,787)
Warranty accrual related to current period sales	3,565	3,482
Effect of exchange rates	—	32
Warranty reserve ending balance	$6,854	$8,490

Note 4. Financing Arrangements and Long-Term Debt

Long-term debt

	July 4, 2010	January 3, 2010
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	67,887	130,887
1.875% Convertible Senior Subordinated Notes due 2024	60,000	—
Subtotal	277,887	280,887
Less unamortized discount	(4,607)	(11,904)
Total long-term debt	$273,280	$268,983

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

During the second quarter of 2010, the Company repurchased $3.0 million in aggregate par value of its outstanding 1.875% Convertible Subordinated Notes due 2024 (the “Existing Notes”), resulting in a net gain of $0.1 million on the purchase. After the purchase, the Company had $67.9 million remaining outstanding on the Existing Notes.

On March 15, 2010, the Company completed separate privately negotiated exchange agreements under which $60.0 million in aggregate principal amount of its Existing Notes were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the “New Notes”).  The New Notes were issued under an Indenture between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The New Notes are convertible into the Company’s common stock at a conversion price of $1.70 per share and accrue interest at an annual rate of 1.875%, which is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2010.  Holders may convert the New Notes at any time prior to the maturity date, which is November 15, 2024.  The Company may redeem the notes beginning on November 21, 2012.  Holders of the New Notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.  The Company may elect to automatically convert the New Notes in whole or in part at any time on or prior to the maturity date if the closing price of the Company’s Common Stock has exceeded 125% of the conversion price then in effect for at least 20 trading days in any 30 day trading period.  However, if the Company elects to automatically convert the New Notes in this manner, it must make a cash payment to each holder in an amount equal to the aggregate interest payments that would have been payable on the New Notes from the last day through which interest was paid through November 15, 2011, discounted at the interest rate of US Treasury bonds with an equivalent remaining term to November 15, 2011. Holders of the New Notes may also require the Company to repurchase all or a portion of their New Notes in the case of a change in control, as defined in the Indenture.  In the event of a repurchase of the New Notes as a result of a change in control, under certain circumstances, the Company may be obligated to issue additional shares to holders as a “make-whole premium” on the New Notes, which share amounts are set forth in a table to the Indenture.  The Indenture was not qualified under the Trust Indenture Act and the Company does not expect to qualify the Indenture.

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

In the second quarter of 2009, the Company repurchased $20.0 million in aggregate par value of its Existing Notes, resulting in a gain of approximately $6.4 million on the purchase.  In the first quarter of 2009, the Company repurchased approximately $5.4 million in aggregate par value of its Existing Notes, resulting in a gain of approximately $3.4 million on the purchase.

The following tables provide additional information about the Company’s Existing Notes that are subject to accounting guidance now codified as ASC Topic 470-20, “Debt with Conversion and Other Options”:

	July 4, 2010	January 3, 2010
Carrying amount of equity component	$49,703	$55,529

Liability component:
Principal amount	67,887	130,887
Unamortized discount	(4,607)	(11,904)
Net carrying amount	$63,280	$118,983

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Effective interest rate on liability component	7.07%	7.07%	7.07%	7.07%
Contractual interest expense recognized on the Existing Notes	$327	$938	$847	$1,875
Amortization of the discount on liability component	$814	$1,565	$2,082	$3,232

The unamortized discount will be recognized using the effective interest method through November 15, 2011.  As of July 4, 2010, the if-converted value of the Existing Notes did not exceed the principal amount.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Credit Agreement

On April 3, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”), with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) (“Wells Fargo”), as arranger and administrative agent. Pursuant to the Credit Agreement, the Wells Fargo made available to the Company a senior secured revolving credit facility up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement.  The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts and cash and cash equivalents. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets.  The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability under the Company’s line of credit falls below $20.0 million.

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

As of July 4, 2010, the Company is in compliance with all financial covenants.  As of July 4, 2010, the Company had approximately $41.4 million of availability under the Credit Agreement, of which approximately $6.4 million was utilized by outstanding letters of credit.

Note 5. Restructuring and Impairment Charges

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Finland and Sweden. These reductions were undertaken in response to economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company finalized this plan in the fourth quarter of 2009; however, additional amounts are expected to be accrued in 2010 related to actions associated with this plan.

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the first half of 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$501	$—	$501
Amounts accrued	562	103	665
Amounts paid/incurred	(858)	(103)	(961)
Effects of exchange rates	10	—	10
Balance at July 4, 2010	$215	—	215

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

A summary of the activity affecting its accrued restructuring liability related to the 2008 Restructuring Plan for the first half of 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$177	$334	$511
Amounts accrued	—	—	—
Amounts paid/incurred	(146)	(240)	(386)
Effects of exchange rates	5	6	11
Balance at July 4, 2010	$36	$100	$136

The costs associated with these exit activities were recorded in accordance with the accounting guidance in ASC Topic 420. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the facility closure amounts which will be paid out over the remaining lease term, which extends through September 2010. The Company also expects that the workforce reduction amounts will be paid out through the third quarter of 2010.

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

A summary of the activity affecting the accrued restructuring liability related to the integration of LGP Allgon’s operations and REMEC, Inc.’s wireless systems business for the first half of 2010 is as follows:

Facility Closures & Equipment Write-downs
Balance at January 3, 2010	$791
Amounts accrued	—
Amounts paid/incurred	(279)
Effects of exchange rates	—
Balance at July 4, 2010	$512

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Restructuring and Impairment Charges

In the first half of 2010, the Company incurred severance charges of $0.6 million primarily related to personnel reductions in the United States, France, and Sweden.  The Company also recorded a charge of $0.7 million for final closure costs related to a previously closed site.

In the first half of 2009, the Company recorded a charge of approximately $0.8 million to write down the Salisbury, Maryland building to its fair value less the cost to sell. The Company also incurred severance charges of $2.2 million related to personnel reductions primarily in the United States, Finland and Sweden and $0.1 million of facility closure expenses.

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Interest income	$46	$71	$90	$469
Interest expense	(3,486)	(4,525)	(7,343)	(8,872)
Foreign currency gain (loss), net	(1,784)	242	(2,481)	3,063
Gain on repurchase of convertible debt	85	6,399	85	9,767
Gain on exchange of convertible debt	—	—	483	—
Other income, net	575	312	1,029	1,231
Total other income (expense), net	$(4,564)	$2,499	$(8,137)	$5,658

Other income (expense), net, for the three and six months ended July 4, 2010 includes a gain of approximately $0.1 million on the repurchase of $3 million in par value of the Company’s Existing Notes and the six months ended July 4, 2010 also includes a gain of approximately $0.5 million related to the exchange of approximately $60 million in par value of the Company’s Existing Notes.

Other income (expense), net, for the three and six months ended June 28, 2009 includes a gain of approximately $6.4 million and $9.8 million, respectively, related to the repurchase of approximately $20.0 million and $25.4 million, respectively, in aggregate par value of the Company’s Existing Notes.

Note 7. Earnings (Loss) Per Share

In accordance with ASC Topic 260, ”Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 58,637,449 and 61,567,532 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended July 4, 2010 respectively, as the effect would be anti-dilutive.  In addition, potential common shares of 29,023,841 and 31,503,790 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended June 28, 2009, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Basic:
Net income (loss)	$224	$2,559	$(10,594)	$(1,813)
Weighted average common shares	132,609	131,654	132,516	131,572
Basic earnings (loss) per share	$0.00	$0.02	$(0.08)	$(0.01)
Diluted:
Net income (loss)	$224	$2,559	$(10,594)	$(1,813)
Interest expense of convertible debt, net of tax	—	—	—	—
Net income (loss), as adjusted	$224	$2,559	$(10,594)	$(1,813)
Weighted average common shares	132,609	131,654	132,516	131,572
Potential common shares	2,731	2,793	—	—
Weighted average common shares, as adjusted	135,340	134,447	132,516	131,572
Diluted income (loss) per share	$0.00	$0.02	$(0.08)	$(0.01)

Note 8. Commitments and Contingencies

The Company is subject to legal proceedings and claims in the normal course of business.  Although the outcome of legal proceedings is inherently uncertain, the Company anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Note 9. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 4, 2010 is included below.

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

As of July 4, 2010, the liability for income taxes associated with uncertain tax positions was $15.1 million, including accrued penalties, interest, and foreign currency fluctuations of $0.5 million.  Of this amount, $6.3 million, if recognized, would affect the Company’s effective tax rate.  In the second quarter of 2010, only interest charges associated with all relevant uncertain tax positions were recorded for the period.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

As a result of the ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of July 4, 2010, the Company has concluded all United States federal income tax matters for years through 2006. All other material state, local and foreign income tax matters have been concluded for years through 2005.

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the debt.  The Company’s long-term debt consists of convertible subordinated notes, which are not actively traded as an investment instrument and therefore, the quoted market prices may not reflect actual sales prices at which these notes could be traded.

The estimated fair values of the Company’s financial instruments were as follows:

	July 4, 2010		January 3, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$61,435	$61,435	$60,439	$60,439
Restricted cash	884	884	2,600	2,600
Long-term debt
3.875% Convertible Subordinated Notes due 2027	$150,000	$108,375	$150,000	$99,000
1.875% Convertible Subordinated Notes due 2024	67,887	61,500	130,887	113,544
1.875% Convertible Senior Subordinated Notes due 2024	60,000	62,117	—	—
Subtotal	277,887		280,887
Less unamortized discount	(4,607)		(11,904)
Total long-term debt	$273,280		$268,983

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

Note 13. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first half of 2010 and 2009, sales to customers that accounted for 10% or more of revenues totaled $68.2 million and $140.7 million, respectively. For the first half of 2010, Nokia Siemens accounted for approximately 26% of total net sales, and in the first half of 2009, Nokia Siemens and Alcatel-Lucent represented 37% and 12% of sales, respectively.

As of July 4, 2010, approximately 27% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first half of 2010. For the first half of 2010, Nokia Siemens accounted for approximately 27% of total accounts receivable. The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, the Company sells its products through two major sales channels. One channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. The other channel is direct to wireless network operators, such as AT&T, Bouygues, Clearwire, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of the Company’s customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, which have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

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

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For most of 2008, demand once again increased, however, in the fourth quarter of 2008 demand for our products was negatively impacted by the global economic recession. The recession significantly impacted demand during 2009 and our revenues fell by 36% from 2008 levels, thus negatively impacting our financial results. During 2008 and 2009, we initiated several cost cutting measures aimed at lowering our operating expenses. These initiatives will continue, and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

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

Looking back over the last six years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, and was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadened our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008 and 2009, we completed the integration of these acquisitions, as well as focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last six years, these acquisitions do not provide any guarantee that our revenues will increase. We currently have a small number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions is inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

For a summary of our critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Amendment No. 1 to Annual Report on Form 10-K for the year ended January 3, 2010.

Accruals for Restructuring and Impairment Charges

In the first half of 2010 and 2009, the Company recorded restructuring and impairment charges of approximately $1.3 million and $3.1 million, respectively. Such charges relate to our Restructuring Plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and/or the actual amounts incurred or recovered may be substantially different from the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

New Accounting Pronouncements

For a summary of our New Accounting Pronouncements, see Note 2 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and six months ended July 4, 2010 and June 28, 2009:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	70.5	73.2	72.0	75.1
Intangible asset amortization	—	0.4	—	0.4
Restructuring and impairment charges	0.5	—	0.3	0.5
Total cost of sales	71.0	73.6	72.3	76.0
Gross profit	29.0	26.4	27.7	24.0
Operating expenses:
Sales and marketing	5.8	6.5	6.9	6.5
Research and development	10.8	10.7	11.6	10.4
General and administrative	7.8	9.4	8.7	8.7
Intangible asset amortization	—	0.2	—	0.2
Restructuring and impairment charges	0.2	0.1	0.1	0.6
Total operating expenses	24.6	26.9	27.3	26.4
Operating income (loss)	4.4	(0.5)	0.4	(2.4)
Other income (expense), net	(3.1)	1.8	(3.2)	2.0
Income (loss) before income taxes	1.3	1.3	(2.8)	(0.4)
Income tax provision (benefit)	1.1	(0.6)	1.3	0.2
Net income (loss)	0.2%	1.9%	(4.1)%	(0.6)%

Three Months ended July 4, 2010 and June 28, 2009

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	July 4, 2010		June 28, 2009
Wireless network operators and other	$80,627	56%	$41,817	31%
Original equipment manufacturers	63,953	44%	94,293	69%
Total	$144,580	100%	$136,110	100%

Sales increased by 6% to $144.6 million for the second quarter of 2010, from $136.1 million, for the second quarter of 2009. This increase was due to several factors, including increased demand from our direct operator customers which offset the decrease in demand from our original equipment manufacturer customers. While sales increased compared to the prior year, we are still experiencing reduced demand related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008. In addition, we continued to experience component supply constraints during the second quarter of 2010 which negatively impacted our revenues. These component supply constraints resulted in longer than anticipated lead times, which impacted our ability to meet customer requirements in the second quarter of 2010.  While we have taken actions to adjust our procurement activities, we expect to encounter supply constraints for the remainder of this fiscal year.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	July 4, 2010		June 28, 2009
Antenna systems	$56,713	39%	$31,753	23%
Base station systems	77,533	54%	96,37474	71%
Coverage systems	10,334	7%	7,98383	6%
Total	$144,580	100%	$136,110	100%

 Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. Antenna systems increased in the first quarter of 2010 versus 2009 as network operators increased the capacity and technology of their networks. The decrease in base station systems sales during the second quarter of 2010 as compared with the second quarter of 2009 is due to the significantly reduced demand from our original equipment manufacturing customers related to several factors, including the global economic crisis and component supply constraints, as well as our strategic initiative to not pursue low margin commodity type business. In addition, component supply constraints negatively impacted our ability to meet original equipment manufacturer requirements in the second quarter of 2010.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	July 4, 2010		June 28, 2009
Americas	$52,445	36%	$41,881	31%
Asia Pacific	48,517	34%	48,752	36%
Europe	34,801	24%	34,374	25%
Other International	8,817	6%	11,103	8%
Total	$144,580	100%	$136,110	100%

Revenues increased in the Americas and Europe regions in the second quarter of 2010 as compared to the second quarter of 2009. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the second quarter of 2009 to those in effect for the second quarter of 2010, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the second quarter of 2010, sales to Nokia Siemens accounted for approximately 25% of our total sales, and sales to Raycom, one of our European direct resellers, accounted for approximately 10% of our total sales.  For the second quarter of 2009, total sales to Nokia Siemens accounted for approximately 39% of sales and sales to Alcatel-Lucent accounted for approximately 15% of sales. Our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience, significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	July 4, 2010		June 28, 2009
Net sales	$144,580	100.0%	$136,110	100.0%
Cost of sales:
Cost of sales	101,886	70.5%	99,587	73.2%
Intangible amortization	—	—	623	0.4%
Restructuring and impairment charges	705	0.5%	2	0.0%
Total cost of sales	102,591	71.0%	100,212	73.6%
Gross profit	$41,989	29.0%	$35,898	26.4%

Our gross profit increased during the second quarter of fiscal 2010, compared to the second quarter of fiscal 2009, primarily as a result of our increased revenues and lower cost of sales as a percent of revenue. As a percentage of revenue, our gross profit margin increased during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 primarily resulting from favorable manufacturing costs, and better overhead absorption due to our larger revenues. We incurred $0.7 million of restructuring charges during the second quarter of fiscal 2010 related to severance charges and facility closure charges. We incurred minimal restructuring and impairment charges during the second quarter of fiscal 2009. We incurred no intangible amortization charges in 2010 as the last of the intangible assets were fully amortized in the fourth quarter of 2009.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decisions to close or transfer our Salisbury, Estonia, Maryland, Finland, Hungary, Shanghai and Wuxi, China manufacturing operations as part of our restructuring plans to reduce our manufacturing costs. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
	July 4, 2010		June 28, 2009
Operating Expenses
Sales and marketing	$8,362	5.8%	$8,854	6.5%
Research and development	15,685	10.8%	14,592	10.7%
General and administrative	11,302	7.8%	12,752	9.4%
Intangible amortization	—	—	207	0.2%
Restructuring and impairment charges	214	0.2%	151	0.1%
Total operating expenses	$35,563	24.6%	$36,556	26.9%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.5 million, or 5.5%, during the second quarter of 2010 as compared to the second quarter of 2009. The decrease was due to lower commissions and trade show expenditures.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $1.1 million, or 7.4%, during the second quarter of 2010 as compared to the second quarter of 2009 primarily due to higher research and development materials costs.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased $1.5 million, or 11.3%, during the second quarter of 2010 as compared to the second quarter of 2009. This decrease was largely due to lower tax, audit and legal fees.

Our intangible assets were fully amortized during the fourth quarter of 2009, and therefore, no expense was recorded in the second quarter of 2010.  Amortization of customer-related intangibles from our acquisitions amounted to $0.2 million for the second quarter of fiscal 2009.

Restructuring charges of $0.2 million were recorded in the second quarter of fiscal 2010, primarily for severance costs in the Europe and Asia Pacific regions. Restructuring charges of $0.2 million in the second quarter of fiscal 2009 primarily related to severance costs in North America and facility closing costs.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	July 4, 2010		June 28, 2009
Interest income	$46	0.0%	$71	0.0%
Interest expense	(3,486)	(2.4)%	(4,525)	(3.3)%
Foreign currency gain (loss), net	(1,784)	(1.2)%	242	0.2%
Gain on repurchase of convertible debt	85	0.0%	6,399	4.7%
Other income, net	575	0.5%	312	0.2%
Other income (expense), net	$(4,564)	(3.1)%	$2,499	1.8%

Interest income during the second quarter of 2010 was lower than the second quarter of 2009 as interest rates on our cash balances have continued to decline. Interest expense decreased by $1 million during the second quarter of fiscal 2010 as compared to the second quarter of 2009 due in part to the retirement of approximately $5.4 million of our long-term debt during the first quarter of 2009 and the reduction in the debt discount amortization which is included in interest expense. Also included in other income (expense), net, is a net gain of $0.1 million recognized on the repurchase of $3.0 million in aggregate principal amount of our outstanding 1.875% Convertible Subordinated Notes due 2024 compared to a net gain of $6.4 million recognized on the repurchase of $20 million in aggregate principal amount of our outstanding 1.875% Convertible Subordinated Notes due 2024 in the second quarter of 2009.  Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $1.3 and $2.0 million for the second quarters of 2010 and 2009, respectively. Additionally, we recognized a net foreign currency translation loss of $1.8 million in the second quarter of 2010, primarily due to the fluctuations of the U.S. Dollar versus the Euro and several other currencies, as compared to the second quarter of 2009 when we recognized a foreign currency translation gain of $0.2 million.

Income Tax Provision

Our effective tax rate for the second quarter of 2010 was an expense of approximately 88% of our pre-tax income of $1.9 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily China and India.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Income

The following table presents a reconciliation of operating income (loss) to net income:

	Three Months Ended (in thousands)
	July 4, 2010	June 28, 2009
Operating income (loss)	$6,426	$(658)
Other income (expense), net	(4,564)	2,499
Income before income taxes	1,862	1,841
Income tax provision (benefit)	1,638	(718)
Net income	$224	$2,559

Our net income for the second quarter of 2010 was $0.2 million, compared to net income of $2.6 million for the second quarter of 2009. The higher net income in the second quarter of 2009 was largely due to the $6.4 million gain recognized on the purchase of convertible debt during that period.

Six Months ended July 4, 2010 and June 28, 2009

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Six Months Ended (in thousands)
Customer Group	July 4, 2010		June 28, 2009
Wireless network operators and other	$132,013	51%	$96,382	34%
Original equipment manufacturers	127,040	49%	189,473	66%
Total	$259,053	100%	$285,855	100%

Sales decreased by 9.4% to $259.1 million for the first half of 2010, from $285.9 million, for the first half of 2009.  This decrease was due to lower demand from our original equipment manufacturer customers, offset in part by the increase in our direct sales to wireless network operators and others to improve both the bandwidth and the technology of their networks. The global recession and associated tight credit markets have impacted our customers’ demand for products throughout the first half of 2010.

The following table presents a further analysis of our sales based upon our various product groups:

	Six Months Ended (in thousands)
Wireless Communications Product Group	July 4, 2010		June 28, 2009
Antenna systems	$96,134	37%	$67,509	24%
Base station systems	142,750	55%	198,793	69%
Coverage systems	20,169	8%	19,553	7%
Total	$259,053	100%	$285,855	100%

The decrease in base station systems is due in part to the significantly reduced demand related to the global recession impacting the capital investments of both our original equipment manufacturer and direct operator customers during the first half of 2010 as compared with the first half of 2009. This was offset partially by the growth in antenna systems as network operators grow and improve their networks.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (in thousands)
Geographic Area	July 4, 2010		June 28, 2009
Americas	$86,619	33%	$77,482	27%
Asia Pacific	94,186	37%	107,272	38%
Europe	66,988	26%	77,861	27%
Other International	11,260	4%	23,240	8%
Total	$259,053	100%	$285,855	100%

Revenues increased in the Americas region for the first half of 2010 due to increased demand from wireless network operators embarking on increased infrastructure spending plans. This was offset by continued decreases in all other regions in the first half of 2010 as compared with the first half of 2009. The decrease in the other regions was largely due to contraction in both the operator direct channel as well as the original equipment manufacturer sales channel, resulting from the global recession. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as previously noted, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. dollar.  During the last year, the value of the U.S. dollar has fluctuated significantly against most other currencies.  We have calculated that when comparing exchange rates in effect for the first half of 2009 to those in effect for the first half of 2010, the change in the value of foreign currencies as compared with the U.S. Dollar had a positive impact on our revenues for the first half of 2010 of less than 1%.  This impact did not have a material impact on our net sales.

For the first half of 2010, total sales to Nokia Siemens accounted for approximately 26% of sales.  For the first half of 2009, total sales to Nokia Siemens accounted for approximately 37% of sales, and sales to Alcatel-Lucent accounted for approximately 12% of sales for the period.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (in thousands)
	July 4, 2010		June 28, 2009
Net sales	$259,053	100%	$285,855	100.0%
Cost of sales:
Cost of sales	186,527	72.0%	214,548	75.1%
Intangible amortization	—	—	1,247	0.4%
Restructuring and impairment charges	726	0.3%	1,410	0.5%
Total cost of sales	187,253	72.3%	217,205	76.0%
Gross profit	$71,800	27.7%	$68,650	24.0%

Our gross profit increased during the first half of fiscal 2010 compared with the first half of fiscal 2009, primarily as a result of our decreased cost of goods sold. This decrease in our cost of goods sold is due primarily to our cost reduction activities over the last several years and the mix of products sold which reflects a larger mix of direct and wireless network operator sales versus sales to our original manufacture customers. As a percentage of revenue, our gross profit margin increased during the first half of 2010 compared with the first half of 2009 due primarily to favorable manufacturing costs, but also due to lower amortization and restructuring costs. The decrease in the intangible amortization costs is due to the intangible assets being fully amortized during 2009. We incurred approximately $0.7 million of restructuring and impairment charges during the first half of fiscal 2010 related to severance and facility closure charges. We incurred approximately $1.4 million of restructuring and impairment charges during the first half of fiscal 2009 related to severance charges in the United States, Finland and the UK.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (in thousands)
	July 4, 2010		June 28, 2009
Operating Expenses
Sales and marketing	$17,758	6.9%	$18,595	6.5%
Research and development	29,961	11.6%	29,740	10.4%
General and administrative	22,576	8.7%	24,851	8.7%
Intangible amortization	—	—	534	0.2%
Restructuring and impairment charges	560	0.1%	1,649	0.6%
Total operating expenses	$70,855	27.3%	$75,369	26.4%

Sales and marketing expenses decreased by $0.8 million, or 4.5%, during the first half of 2010 as compared with the first half of 2009. The decrease resulted primarily from lower bad debt expense as well as decreased commissions and trade show expenditures.

Research and development expenses increased by $0.2 million, or 0.7%, during the first half of 2010 as compared with the first half of 2009, primarily due to higher materials costs used in research and development activities.

General and administrative expenses decreased $2.3 million, or 9.1%, during the first half of 2010 as compared with the first half of 2009. This decrease was due to lower tax, audit and legal fees.

There was no amortization of customer-related intangibles from our acquisitions for the first half of 2010, compared with $0.5 million for the first half of 2009. Our intangible assets were fully amortized in 2009.

Restructuring charges of $0.6 million were recorded in the first half of 2010, primarily for severance costs compared with charges of $1.6 million for the first half of 2009 which included severance costs and facility closure expenses.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Six Months Ended (in thousands)
	July 4, 2010		June 28, 2009
Interest income	$90	0.0%	$469	0.1%
Interest expense	(7,343)	(2.8)%	(8,872)	(3.1)%
Foreign currency gain (loss), net	(2,481)	(0.9)%	3,063	1.1%
Gain on repurchase of convertible debt	85	0.0%	9,767	3.5%
Gain on exchange of convertible debt	483	0.2%	—	—
Other income, net	1,029	0.5%	1,231	0.4%
Other income (expense), net	$(8,137)	(3.2)%	$5,658	2.0%

Interest income decreased during the first half of 2010 compared with the first half of 2009 due to lower cash balances related to the repurchase of $25.4 million of long term convertible debt during the first half of 2009 and lower interest rates. Interest expense decreased due to the retirement of approximately $25.4 million of long-term debt in the first half of 2009. The gain on exchange of convertible debt of $0.5 million was realized in the exchange of $60.0 million aggregate par value of long term convertible debt during the first quarter of 2010. Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $2.9 and $3.9 million for the first half of 2010 and 2009, respectively. The net gain on repurchase of convertible debt of $0.1 million was realized on the repurchase of $3.0 million aggregate par value long term convertible debt during the second quarter of 2010.  In the first half of 2009, we recorded a $9.8 million net gain on the repurchase of $25.4 million in aggregate par value of our outstanding 1.875% Subordinated Convertible Notes due 2024.  Additionally, we recognized a net foreign currency translation loss of $2.5 million in the first half of 2010 compared to a gain of $3.1 million in the first half of 2009, primarily due to fluctuations of the U.S. Dollar in relation to the Euro, Swedish Krona, Indian Rupee and Chinese Renminbi.

Income Tax Provision

Our effective tax rate for the first half of 2010 was an expense of approximately 47.3% of our pre-tax loss of $7.2 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. For the first half of 2009, we recorded an income tax expense from operations in certain foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.

Net Loss

The following table presents a reconciliation of operating (loss) to net loss:

	Six Months Ended (in thousands)
	July 4, 2010	June 28, 2009
Operating income (loss)	$945	$(6,719)
Other income (expense), net	(8,137)	5,658
Loss before income taxes	(7,192)	(1,061)
Income tax provision	3,402	752
Net loss	$(10,594)	$(1,813)

Our net loss for the first half of 2010 was $10.6 million compared with a loss of $1.8 million for the first half of 2009.  The increase in our net loss during the first half of 2010 as compared with the first half of 2009 is largely the result of smaller gains on our debt repurchases during the period, and the foreign currency loss incurred during the first half of 2010.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility. As of July 4, 2010, we had working capital of $169.6 million, including $61.4 million in unrestricted cash and cash equivalents as compared to working capital of $168.4 million at June 28, 2009, which included $39.8 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended July 4, 2010 and June 28, 2009:

	Six Months Ended (in thousands)
	July 4, 2010	June 28, 2009
Net cash provided by (used in):
Operating activities	$4,780	$6,124
Investing activities	76	(54)
Financing activities	(3,561)	(13,621)
Effect of foreign currency translation on cash and cash equivalents	(299)	487
Net increase in cash and cash equivalents	$996	$(7,064)

Operating Activities

Net cash provided by operations in the first half of 2010 was $4.8 million as compared to $6.1 million in the first half of 2009. The $1.3 million reduction in cash flow from operations from the prior year period is due to the larger net loss in the first six months of 2010, offset by various working capital changes.

Investing Activities

Net cash provided by investing activities during both the first half of 2010 and 2009 was not material. The $0.1 million in net cash provided by investing activities during the first half of 2010 reflects capital expenditures of $1.9 million, partially offset by a reduction in our restricted cash of $1.7 million and proceeds from the sale of property, plant and equipment of $0.3 million. Total capital expenditures during the first half of 2010 and 2009 were approximately $1.9 million and $3.2 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $3 million and $5 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash used in financing activities of $3.6 million during the first half of 2010 relates primarily to the $1.3 million debt issuance costs related to the exchange of our 1.875% Convertible Subordinated Notes and the repurchase of $3 million in aggregate par value of our outstanding 1.875% Convertible Subordinated Notes due 2024, partially offset by $0.4 million in proceeds related to our employee stock purchase plan. Net cash used in financing activities of $13.6 million during the first half of 2009 relates primarily to the repurchase of $25.4 million in aggregate par value of our 1.875% Convertible Subordinated Notes due 2024, as well as $1.3 million in debt issuance costs related to our Credit Agreement.

Future Cash Requirements

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our Credit Agreement will provide us with sufficient funds to finance our current operations for at least the next twelve months. We also anticipate that of our 1.875% Convertible Senior Subordinated Notes due 2024 may be converted into shares of our common stock at some point over the next two years, thereby potentially eliminating the future repayment of the associated principal amount of $60 million. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

During the second quarter of 2010, the Company repurchased $3.0 million in aggregate par value of its outstanding 1.875% Convertible Subordinated Notes due 2024 (the “Existing Notes”), resulting in a net gain of $0.1 million on the purchase. After the purchase, the Company had $67.9 million remaining outstanding on the Existing Notes.

In the first quarter of 2010, we entered into separate privately negotiated exchange agreements under which $60.0 million in aggregate principal amount of our outstanding 1.875% Existing Notes were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the "New Notes").  The New Notes were issued under an Indenture between us, as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The New Notes are convertible into our common stock at a conversion price of $1.70 per share and accrue interest at an annual rate of 1.875%, which is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2010.  Holders may convert the New Notes at any time prior to the maturity date, which is November 15, 2024.  We may redeem the notes beginning on November 21, 2012.  Holders of the New Notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

We had a total of $277.9 million of long-term convertible subordinated notes outstanding at July 4, 2010, consisting of $67.9 million of the Existing Notes, $60 million of the New Notes and $150 million of 3.875% Convertible Subordinated Notes due 2027 (“2027 Notes”). Holders of the Existing Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the New Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2027 Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets and our credit rating. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

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

As of July 4, 2010, we were in compliance with all financial covenants.  As of July 4, 2010, we had approximately $41.4 million of availability under the Credit Agreement, of which approximately $6.4 million was utilized by outstanding letters of credit.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financing, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are all directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions.  During the last half of 2008 and throughout 2009 and 2010, the capital and credit markets experienced extreme volatility and disruption.  In several cases, the markets exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business, the cost of additional funding or borrowing could increase, and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Amendment No. 1 to Form 10-K for the year ended January 3, 2010, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of July 4, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of July 4, 2010, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt, for which the fair value is estimated based on the quoted market price for the debt.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 67% of our net sales during the first half of 2010, 74% of our net sales during fiscal 2009 and 70% of our net sales during fiscal 2008. International sources include Europe, Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the first half of 2010, we recorded a foreign exchange translation loss of $1.8 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the Dollar fluctuates.

Interest Rate Risk

As of July 4, 2010, we had cash equivalents of approximately $62.3 million in both interest and non-interest bearing accounts, including restricted cash. We also had a total of $67.9 million of Convertible Subordinated Notes due 2024 at a fixed annual interest rate of 1.875%, $60 million of Convertible Senior Subordinated Notes due 2024 at a fixed annual rate of 1.875% and $150.0 million of Convertible Subordinated Notes due 2027 at a fixed annual interest rate of 3.875%. We have exposure to interest rate risk primarily through our long-term debt, our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased significantly during 2009 and have further declined in 2010 as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. Despite this exposure, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at July 4, 2010, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risks associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we may be unable to pass such costs onto our customers. During the first half of 2010, we have experienced supply shortages of various electronic components as well as significantly increased order lead times for such components.  While we have not yet experienced significant price increases for such components, if there continues to be significant shortages, the prices may increase resulting in a negative impact on our product costs. Such shortages have had an adverse effect on our business and results of operations. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes these components or cease the production of such products. In such events, our business, financial condition or results of operations could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. The electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. These delays and any potential additional costs could have a material adverse effect on our business, financial condition or results of operations. Prior increases to the price of oil and energy have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. There are significant concerns in the business community about inflationary pressures on costs. Further increases in energy prices may negatively impact our business, financial condition and results of operations.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the first half of 2010, sales to Nokia Siemens accounted for approximately 26% of revenues.  Nokia Siemens accounted for approximately 37% of our revenues during fiscal 2009.  During fiscal 2009, sales to Alcatel-Lucent declined below 10% of our revenues. Any decline in business with our original equipment manufacturer customers, including Nokia Siemens and Alcatel-Lucent, will have an adverse impact on our business, financial condition and results of operations. For the first half of 2010, our total sales declined by 9% compared with the first half of 2009.  During this same period, our sales to Nokia Siemens declined approximately 36% which has had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, other original equipment manufacturers, network operator customers, and resellers who sell to network operators. We have strategically focused our business and sales efforts on growing the sales of our higher margin products and solutions, as we are not pursuing lower margin commodity-like business. This strategy is having an effect of reducing sales to original equipment manufacturers. Any reductions in demand from such customers or other customers will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one or more customers could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	the recent recession could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy;

•	consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	direct competition should a customer decide to increase its level of internal designing and/or manufacturing of wireless communication network products; and

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

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal 2009 and into the first half of 2010, the global economic crisis and related recession continued to have an impact on our customers and their demand for our products. It is possible that our customers may continue to reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This possible reduction in demand would have a negative impact on our business, financial condition and results of operations.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products, due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In combination with these market issues, a majority of wireless network operators have in the past regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the global economic recession will have continuing effects throughout 2010 and into 2011, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We depend on single sources or limited sources for key components and products, which exposes us to risks related to product shortages or delays, as well as potential product quality issues, all of which could increase the cost of our products thereby reducing our operating profits.

During the first half of 2010, we have experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components. This combined supply shortage and increased material order lead times have impacted our ability to timely produce products which negatively impacted our revenues in the first half of 2010. We presently expect the supply shortages and increased lead times to continue throughout 2010. If these shortages and extended lead times continue, our future revenues will be negatively impacted and our manufacturing costs may significantly increase.  In addition, a number of our products and the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. Missed customer delivery dates have had a material adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our business, financial condition and results of operations.

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

We have begun pursuing a strategy of focusing our business and sales on higher margin products and solutions, as opposed to lower margin commodity-like products, which has and will reduce our business with original equipment manufacturers. Such reductions in our sales to original equipment manufacturers may have a material adverse impact on our business, financial condition and results of operations.

As part of our efforts to improve our profitability, we made the strategic decision to no longer pursue low margin, commodity-type business. A large portion of this type of business has traditionally been done with major original equipment manufacturers within the wireless infrastructure industry. Pursuing this strategy has and will lead to lower sales with such customers. While the ultimate goal of our strategy is to improve our operating margins and profitability, if we are unable to grow our direct and wireless network operator business or other higher margin businesses selling products and solutions to offset any reductions in our lower margin business, our overall business will be materially adversely affected. We cannot provide any assurance that we will be successful in executing this strategy. If we are not successful, it will have a material adverse effect on our business, financial condition and results of operations.

We will need additional capital in the future and such additional financing may not be available on favorable terms or at all.

As of July 4, 2010, we had approximately $62.3 million of total cash, including $ 0.9 million in restricted cash. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies.  In addition, if our business deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement or an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. If we are not successful in growing our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $277.9 million of remaining outstanding convertible subordinated debt that we issued. The holders of this convertible subordinated debt may require us to repurchase $67.9 million in outstanding debt issued in 2004 on November 15, 2011, $60 million on November 15, 2013 and $150.0 million in outstanding debt issued in 2007 on October 1, 2014.  Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis and our credit rating there can be no guarantee that such a market would be available to us. If such a market is not available, we may be unable to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

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

We may not successfully evaluate the creditworthiness of our customers. While we maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, greater than anticipated nonpayment and delinquency rates could harm our financial results and liquidity. Given the recent global economic recession, there are potential risks of greater than anticipated customer defaults. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required and would negatively impact our business, financial condition and results of operations.

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

The world economy has experienced significant fluctuations in the price of oil and energy during 2008, 2009 and the first half of 2010. Such fluctuations resulted in significant price increases which translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices or the onset of inflationary pressures could negatively impact our business, financial condition and results of operations.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens has concentrated purchasing power at the surviving entities, placing further pricing pressures on the products we sell to such customers. Moreover, the current recession has caused wireless service providers to become more aggressive in demanding price reductions as they attempt to reduce costs. As a result, we are forced to further reduce our prices to such customers, which has had a negative impact on our business, financial condition and results of operations. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The weighted average sales price for our products declined approximately 2% to 11% from fiscal 2008 to fiscal 2009 and we expect that this will continue going forward. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends solely upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past six years. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The current credit environment and the worldwide economic recession resulted in lower revenues in fiscal 2009 and 2010 and will likely result in a reduction of demand from some of our customers in the near term. Another example of unanticipated reductions was during fiscal 2006 and into fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

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

In September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009 and the first half of 2010, continuing turmoil has impacted the government of Thailand, and at this time, significant civil unrest continues. To date, this has not had a long-term impact on our operations in Thailand. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our business, financial condition and results of operations.

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

For the first half of 2010, and for fiscal years 2009 and 2008, international revenues (excluding North American sales) accounted for approximately 67%, 74% and 70% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 58.6 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of shares or the perception that sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the second quarter of 2010:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
April 5 – May 9	—		—	—	—
May 10 – June 6	4,036	(1)	$1.78	—	—
June 7 – July 4	—		—	—	—

(1)	During May 2010, 4,036 shares of Common Stock were surrendered to us to cover tax withholding obligations with respect to the vesting of 9,687 shares under restricted stock grants.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

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

Date: August 4, 2010	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer