Form 10-Q
period 2010-10-03
POWERWAVE TECHNOLOGIES INC
filed 2010-11-02
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

As of October 28, 2010, the registrant had 133,128,494 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 3, 2010

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements as defined within Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, relating to revenue, revenue composition, market, supply chain and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance, the timing of and demand for next generation products, customer relationships, tax rates, employee relations, the timing of and cost savings from restructuring activities, restructuring charges, the level of expected future capital and research and development expenditures and the timing of conversion of the Company’s convertible subordinated notes. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to Powerwave Technologies, Inc.’s (“Powerwave” or the “Company”) management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that Powerwave or management “estimates,” “expects,” “anticipates,” “plans,” “believes,” “projects,” “continues,” “may,” “will,” “could,” or “would” or statements concerning “potential” or “opportunity” or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact are also forward-looking statements. The actual results of Powerwave may vary materially from those expected or anticipated in these forward-looking statements. The realization of such forward-looking statements may be impacted by certain important unanticipated factors, including those discussed under Part I, Item 1A, Risk Factors. Because of these and other factors that may affect Powerwave’s operating results, past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 3, 2010	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$70,045	$60,439
Restricted cash	941	2,600
Accounts receivable, net of allowance for sales returns and doubtful accounts of $7,398 and $8,349, respectively	156,264	142,949
Inventories	55,504	60,544
Prepaid expenses and other current assets	35,132	21,334
Deferred income taxes	6,449	6,449
Total current assets	324,335	294,315
Property, plant and equipment, net	78,935	89,883
Other assets	5,276	5,654
TOTAL ASSETS	$408,546	$389,852

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96,199	$81,830
Accrued payroll and employee benefits	13,721	11,322
Accrued restructuring costs	792	1,803
Accrued expenses and other current liabilities	27,935	23,946
Total current liabilities	138,647	118,901
Long-term debt	274,085	268,983
Other liabilities	611	1,356
Total liabilities	413,343	389,240
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity (deficit):
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 133,121,463 and 132,357,287 shares issued and outstanding, respectively	822,725	825,354
Accumulated other comprehensive income	10,401	10,522
Accumulated deficit	(837,923)	(835,264)
Net shareholders’ equity (deficit)	(4,797)	612
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$408,546	$389,852

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net sales	$156,813	$139,048	$415,866	$424,904
Cost of sales:
Cost of goods	109,608	101,938	296,135	316,487
Intangible asset amortization	—	624	—	1,870
Restructuring and impairment charges	1,175	328	1,901	1,738
Total cost of sales	110,783	102,890	298,036	320,095
Gross profit	46,030	36,158	117,830	104,809
Operating expenses:
Sales and marketing	7,315	8,069	25,073	26,665
Research and development	15,662	14,534	45,623	44,273
General and administrative	11,741	11,150	34,316	36,001
Intangible asset amortization	—	206	—	740
Restructuring and impairment charges	312	335	872	1,985
Total operating expenses	35,030	34,294	105,884	109,664
Operating income (loss)	11,000	1,864	11,946	(4,855)
Other income (expense), net	(1,025)	(2,172)	(9,163)	3,486
Income (loss) before income taxes	9,975	(308)	2,783	(1,369)
Income tax provision	2,041	803	5,442	1,555
Net income (loss)	$7,934	$(1,111)	$(2,659)	$(2,924)
Basic earnings (loss) per share:	$0.06	$(0.01)	$(0.02)	$(0.02)
Diluted earnings (loss) per share:	$0.05	$(0.01)	$(0.02)	$(0.02)
Shares used in the computation of earnings (loss) per share:
Basic	132,917	131,950	132,650	131,698
Diluted	171,299	131,950	132,650	131,698

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income (loss)	$7,934	$(1,111)	$(2,659)	$(2,924)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	4,164	(1,046)	(121)	(2,762)
Comprehensive income (loss)	$12,098	$(2,157)	$(2,780)	$(5,686)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	October 3, 2010	September 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,659)	$(2,924)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	13,428	14,558
Amortization	4,171	7,987
Non-cash restructuring and impairment charges	2,773	3,722
Provision for sales returns and doubtful accounts	1,080	1,830
Provision for excess and obsolete inventories	6,829	6,068
Compensation costs related to stock-based awards	2,406	3,394
Gain on repurchase of convertible debt	(85)	(9,767)
Gain on exchange of convertible debt	(483)	—
Gain on disposal of property, plant and equipment	(6)	(29)
Gain on settlement of litigation	—	(645)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,607)	71,474
Inventories	(1,865)	5,967
Prepaid expenses and other current assets	(13,803)	(5,152)
Accounts payable	11,483	(67,060)
Accrued expenses and other current liabilities	3,133	(19,335)
Other non-current assets	17	465
Other non-current liabilities	(85)	283
Net cash provided by operating activities	12,727	10,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,854)	(4,243)
Restricted cash	1,659	817
Proceeds from the sale of business	—	500
Proceeds from the sale of property, plant and equipment	266	323
Acquisitions, net of cash acquired	—	1,960
Net cash provided by (used in) investing activities	(929)	(643)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,263)	(1,305)
Proceeds from stock-based compensation arrangements	810	281
Repurchase of common stock	(18)	(13)
Retirement of long-term debt	(2,685)	(12,445)
Net cash used in financing activities	(3,156)	(13,482)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	964	1,284
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,606	(2,005)
CASH AND CASH EQUIVALENTS, beginning of period	60,439	46,906
CASH AND CASH EQUIVALENTS, end of period	$70,045	$44,901

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$7,481	$4,853
Income taxes, Net of Refunds Received	$3,325	$5,876
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$203	$859
Exchange of 1.875% Convertible Subordinated Notes due 2024 (see Note 4)	$60,000	$—

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Cost of sales	$89	$284	$303	$887
Sales and marketing expenses	34	96	121	308
Research and development expenses	134	231	451	775
General and administrative expenses	408	597	1,531	1,424
Increase to operating loss before income taxes	665	1,208	2,406	3,394
Income tax benefit recognized	—	—	—	—
Impact on net income (loss)	$665	$1,208	$2,406	$3,394
Increase to net income (loss) per share:
Basic and diluted	$0.00	$0.01	$0.02	$0.03

As of October 3, 2010, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $1.8 million, net of estimated forfeitures of $0.1 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the third quarter and first nine months of fiscal year 2010 was $1.03 and $0.68 respectively and the third quarter and first nine months of 2009 were $0.76 per share and $0.45 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first nine months of 2010 and 2009 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Weighted average risk-free interest rate	1.2%	1.6%	2.5%	1.7%
Weighted average expected life (in years)	3.4	3.9	3.4	5.2
Expected stock volatility	62%	89%	68%	139%
Dividend yield	None	None	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Inventories

Net inventories are as follows:

	October 3, 2010	January 3, 2010
Parts and components	$24,029	$27,937
Work-in-process	2,653	1,363
Finished goods	28,822	31,244
Total inventories	$55,504	$60,544

Inventories are net of an allowance for excess and obsolete inventory of approximately $23.7 million and $22.6 million as of October 3, 2010 and January 3, 2010, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:
	October 3, 2010	January 3, 2010
Accrued warranty costs	$7,414	$7,038
Other accrued expenses and other current liabilities	20,521	16,908
Total accrued expenses and other current liabilities	$27,935	$23,946

Warranty

Accrued warranty costs are as follows:

	Nine Months Ended
Description	October 3, 2010	September 27, 2009
Warranty reserve beginning balance	$7,038	$10,763
Reductions for warranty costs incurred	(5,201)	(8,841)
Warranty accrual related to current period sales	5,577	6,044
Effect of exchange rates	—	33
Warranty reserve ending balance	$7,414	$7,999

Note 4. Financing Arrangements and Long-Term Debt

Long-term debt
	October 3, 2010	January 3, 2010
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	67,887	130,887
1.875% Convertible Senior Subordinated Notes due 2024	60,000	—
Subtotal	277,887	280,887
Less unamortized discount	(3,802)	(11,904)
Total long-term debt	$274,085	$268,983

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

During the second quarter of 2010, the Company repurchased $3.0 million in aggregate principal amount of its outstanding 1.875% Convertible Subordinated Notes due 2024 (the “Existing Notes”), resulting in a net gain of $0.1 million on the purchase. After the purchase, the Company had $67.9 million remaining outstanding on the Existing Notes.

On March 15, 2010, the Company entered into separate privately negotiated exchange agreements under which $60.0 million in aggregate principal amount of the outstanding Existing Notes were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the “New Notes”).  The New Notes were issued under an Indenture between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The New Notes are convertible into the Company’s common stock at a conversion price of $1.70 per share and accrue interest at an annual rate of 1.875%, which is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2010.  Holders may convert the New Notes at any time prior to the maturity date, which is November 15, 2024.  The Company may redeem the notes beginning on November 21, 2012.  Holders of the New Notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.  The Company may elect to automatically convert the New Notes in whole or in part at any time on or prior to the maturity date if the closing price of the Company’s Common Stock has exceeded 125% of the conversion price then in effect for at least 20 trading days in any 30 day trading period.  However, if the Company elects to automatically convert the New Notes in this manner, it must make a cash payment to each holder in an amount equal to the aggregate interest payments that would have been payable on the New Notes from the last day through which interest was paid through November 15, 2011, discounted at the interest rate of US Treasury bonds with an equivalent remaining term to November 15, 2011. Holders of the New Notes may also require the Company to repurchase all or a portion of their New Notes in the case of a change in control, as defined in the Indenture.  In the event of a repurchase of the New Notes as a result of a change in control, under certain circumstances, the Company may be obligated to issue additional shares to holders as a “make-whole premium” on the New Notes, which share amounts are set forth in a table to the Indenture.  The Indenture was not qualified under the Trust Indenture Act and the Company does not expect to qualify the Indenture.

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

In the second quarter of 2009, the Company repurchased $20.0 million in aggregate principal amount of the Existing Notes, resulting in a gain of approximately $6.4 million on the purchase.  In the first quarter of 2009, the Company repurchased approximately $5.4 million in aggregate principal amount of the Existing Notes, resulting in a gain of approximately $3.4 million on the purchase.

The following tables provide additional information about the Company’s Existing Notes that are subject to accounting guidance now codified as ASC Topic 470-20, “Debt with Conversion and Other Options”:

	October 3, 2010	January 3, 2010
Carrying amount of equity component	$49,703	$55,529

Liability component:
Principal amount	67,887	130,887
Unamortized discount	(3,802)	(11,904)
Net carrying amount	$64,085	$118,983

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Effective interest rate on liability component	7.07%	7.07%	7.07%	7.07%
Contractual interest expense recognized on the Existing Notes	$318	$938	$1,165	$2,813
Amortization of the discount on liability component	$805	$1,446	$2,887	$4,678

The unamortized discount will be recognized using the effective interest method through November 15, 2011.  As of October 3, 2010, the if-converted value of the Existing Notes did not exceed the principal amount.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Credit Agreement

On April 3, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”), with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC) (“Wells Fargo”), as arranger and administrative agent. Pursuant to the Credit Agreement, Wells Fargo made available to the Company a senior secured revolving credit facility up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement.  The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts and cash and cash equivalents. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets.  The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability under the Company’s line of credit falls below $20.0 million.

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

As of October 3, 2010, the Company is in compliance with all financial covenants.  As of October 3, 2010, the Company had approximately $38.0 million of availability under the Credit Agreement, of which approximately $6.4 million was utilized by outstanding letters of credit.

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

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the first nine months of 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$501	$—	$501
Amounts accrued	1,535	177	1,712
Amounts paid/incurred	(1,773)	(177)	(1,950)
Effects of exchange rates	(5)	—	(5)
Balance at October 3, 2010	$258	—	258

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

A summary of the activity affecting its accrued restructuring liability related to the 2008 Restructuring Plan for the first nine months of 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$177	$334	$511
Amounts accrued	—	—	—
Amounts paid/incurred	(159)	(191)	(350)
Effects of exchange rates	1	3	4
Balance at October 3, 2010	$19	$146	$165

The costs associated with these exit activities were recorded in accordance with the accounting guidance in ASC Topic 420. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the facility closure amounts and the workforce reduction amounts will be paid out through the fourth quarter of 2010.

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

A summary of the activity affecting the accrued restructuring liability related to the integration of LGP Allgon’s operations and REMEC, Inc.’s wireless systems business for the first nine months of 2010 is as follows:
Facility Closures & Equipment Write-downs
Balance at January 3, 2010	$791
Amounts accrued	—
Amounts paid/incurred	(422)
Effects of exchange rates	—
Balance at October 3, 2010	$369

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In the first nine months of 2010, the Company recorded charges of approximately $1.5 million in severance costs, of which $0.7 million and $0.8 million was recorded in cost of sales and operating expenses, respectively.  These charges were primarily related to personnel reductions in Estonia, as the Company closed its manufacturing operations in the third quarter of 2010, as well as personnel reductions in the United States, France and Sweden.

In the first nine months of 2010, the Company recorded charges of approximately $0.9 million related to inventory that either has been or will be disposed of and is not expected to generate future revenue primarily due to the consolidation and facility closure of the Company’s manufacturing facility in Estonia.  In addition, the Company recorded facility closure charges of $0.2 million and a net impairment charge of $0.2 million related to fixed assets primarily related to the closure of its manufacturing facility in Estonia.  Of these amounts, approximately $1.2 million was recorded in cost of sales and $0.1 million was recorded in operating expenses.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Interest income	$47	$62	$137	$531
Interest expense	(3,450)	(4,064)	(10,793)	(12,937)
Foreign currency gain (loss), net	1,970	1,687	(510)	4,751
Gain on repurchase of convertible debt	—	—	85	9,767
Gain on exchange of convertible debt	—	—	483	—
Other income, net	408	143	1,435	1,374
Total other income (expense), net	$(1,025)	$(2,172)	$(9,163)	$3,486

Other income (expense), net, for the nine months ended October 3, 2010 includes a gain of approximately $0.1 million on the repurchase of $3.0 million in par value of the Company’s Existing Notes and also includes a gain of approximately $0.5 million related to the exchange of approximately $60 million in par value of the Company’s Existing Notes.

Other income (expense), net, for the nine months ended September 27, 2009 includes a gain of approximately $9.8 million related to the repurchase of approximately $25.4 million in aggregate principal amount of the Company’s Existing Notes.

Note 7. Earnings (Loss) Per Share

In accordance with ASC Topic 260,”Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 23,343,049 and 61,620,046 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended October 3, 2010 respectively, as the effect would be anti-dilutive.  In addition, potential common shares of 32,131,430 and 31,713,003 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended September 27, 2009, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Basic:
Net income (loss)	$7,934	$(1,111)	$(2,659)	$(2,924)
Weighted average common shares	132,917	131,950	132,650	131,698
Basic earnings (loss) per share	$0.06	$(0.01)	$(0.02)	$(0.02)
Diluted:
Net income (loss)	$7,934	$(1,111)	$(2,659)	$(2,924)
Interest expense of convertible debt, net of tax	362	—	—	—
Net income (loss), as adjusted	$8,296	$(1,111)	$(2,659)	$(2,924)
Weighted average common shares	132,917	131,950	132,650	131,698
Potential common shares	38,382	—	—	—
Weighted average common shares, as adjusted	171,299	131,950	132,650	131,698
Diluted income (loss) per share	$0.05	$(0.01)	$(0.02)	$(0.02)

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

Note 9. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of October 3, 2010 is included below.

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

As of October 3, 2010, the liability for income taxes associated with uncertain tax positions was $15.1 million, including accrued penalties, interest, and foreign currency fluctuations of $0.5 million.  Of this amount, $6.3 million, if recognized, would affect the Company’s effective tax rate.  In the third quarter of 2010, only interest charges associated with all relevant uncertain tax positions were recorded for the period.

As a result of the ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of October 3, 2010, the Company has concluded all United States federal income tax matters for years through 2006. All other material state, local and foreign income tax matters have been concluded for years through 2005.

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

The estimated fair values of the Company’s financial instruments were as follows:

	October 3, 2010		January 3, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$70,045	$70,045	$60,439	$60,439
Restricted cash	941	941	2,600	2,600
Long-term debt:
3.875% Convertible Subordinated Notes due 2027	$150,000	$116,250	$150,000	$99,000
1.875% Convertible Subordinated Notes due 2024	67,887	65,172	130,887	113,544
1.875% Convertible Senior Subordinated Notes due 2024	60,000	68,298	—	—
Subtotal	277,887		280,887
Less unamortized discount	(3,802)		(11,904)
Total long-term debt	$274,085		$268,983

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

Note 13. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first nine months of 2010 and 2009, sales to customers that accounted for 10% or more of revenues totaled $142.8 million and $194.8 million, respectively. For the first nine months of 2010, Nokia Siemens and Raycom, one of the Company’s European direct resellers, accounted for approximately 24% and 10% of total net sales respectively. In the first nine months of 2009, Nokia Siemens and Alcatel-Lucent represented 35% and 11% of sales, respectively.

As of October 3, 2010, approximately 33% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first nine months of 2010. As of October 3, 2010, Nokia Siemens and Raycom accounted for approximately 21% and 11% of total accounts receivable respectively. The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For most of 2008, demand once again increased, however, in the fourth quarter of 2008 demand for our products was negatively impacted by the global economic recession. The recession significantly impacted demand during 2009 and our revenues fell by 36% from 2008 levels, negatively impacting our financial results. During 2008 and 2009, we initiated several cost cutting measures aimed at lowering our operating expenses. These initiatives will continue, and we may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

In the past there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets, the global recession, and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. In addition to the significant reduction in revenues during 2009, an example of prior reductions was during fiscal 2006 and 2007, when we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined to result in directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.

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

Accruals for Restructuring and Impairment Charges

In the first nine months of 2010 and 2009, the Company recorded restructuring and impairment charges of approximately $2.8 million and $3.7 million, respectively. Such charges relate to our Restructuring Plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

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

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the three and nine months ended October 3, 2010 and September 27, 2009:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	69.9	73.3	71.2	74.5
Intangible asset amortization	—	0.5	—	0.4
Restructuring and impairment charges	0.7	0.2	0.5	0.4
Total cost of sales	70.6	74.0	71.7	75.3
Gross profit	29.4	26.0	28.3	24.7
Operating expenses:
Sales and marketing	4.7	5.8	6.0	6.3
Research and development	10.0	10.5	11.0	10.4
General and administrative	7.5	8.0	8.2	8.5
Intangible asset amortization	—	0.2	—	0.2
Restructuring and impairment charges	0.2	0.2	0.2	0.4
Total operating expenses	22.4	24.7	25.4	25.8
Operating income (loss)	7.0	1.3	2.9	(1.1)
Other income (expense), net	(0.6)	(1.5)	(2.2)	0.7
Income (loss) before income taxes	6.4	(0.2)	0.7	(0.4)
Income tax provision	1.3	0.6	1.3	0.3
Net income (loss)	5.1%	(0.8)%	(0.6)%	(0.7)%

Three Months ended October 3, 2010 and September 27, 2009

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	October 3, 2010		September 27, 2009
Wireless network operators and other	$107,004	68%	$57,892	42%
Original equipment manufacturers	49,809	32%	81,156	58%
Total	$156,813	100%	$139,048	100%

Sales increased by 12.8% to $156.8 million for the third quarter of 2010, from $139.0 million, for the third quarter of 2009. This increase was due to several factors, including increased demand from our direct operator customers which offset the decrease in demand from our original equipment manufacturer customers. While sales increased compared to the prior year, we are still experiencing reduced global demand related to the global macro-economic crisis and associated global credit crisis and economic recession that began in the fall of 2008. In addition, we continued to experience component supply constraints that have resulted in longer than anticipated supply order lead times that negatively impact our revenues.  While we have taken actions to adjust our procurement activities, we expect to encounter supply constraints for the remainder of this fiscal year.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	October 3, 2010		September 27, 2009
Antenna systems	$75,995	48%	$37,423	27%
Base station systems	63,997	41%	79,673	57%
Coverage systems	16,821	11%	21,952	16%
Total	$156,813	100%	$139,048	100%

 Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. Antenna systems increased in the third quarter of 2010 versus 2009 as network operators increased the capacity and technology of their networks. The decrease in base station systems sales during the third quarter of 2010 as compared with the third quarter of 2009 is due to the significantly reduced demand from our original equipment manufacturing customers related to several factors, including the global economic crisis and component supply constraints, as well as our strategic initiative to not pursue low margin commodity-type business.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	October 3, 2010		September 27, 2009
Americas	$71,484	46%	$48,414	35%
Asia Pacific	33,676	21%	53,477	38%
Europe	41,845	27%	31,128	23%
Other International	9,808	6%	6,029	4%
Total	$156,813	100%	$139,048	100%

Revenues increased in the Americas and Europe regions in the third quarter of 2010 as compared to the third quarter of 2009. The North American region is experiencing strong demand for infrastructure as certain wireless network operators are enhancing their networks and preparing for 4G deployments. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the third quarter of 2009 to those in effect for the third quarter of 2010, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the third quarter of 2010, sales to Nokia Siemens accounted for approximately 20% of our total sales, sales to Raycom, one of our European direct resellers, accounted for approximately 13% of our total sales, and sales to Team Alliance, one of our North American resellers, accounted for 11% of our total sales.  For the third quarter of 2009, total sales to Nokia Siemens accounted for approximately 31% of sales and sales to Samsung accounted for approximately 11% of sales. Our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	October 3, 2010		September 27, 2009
Net sales	$156,813	100.0%	$139,048	100.0%
Cost of sales:
Cost of sales	109,608	69.9%	101,938	73.3%
Intangible amortization	—	—	624	0.5%
Restructuring and impairment charges	1,175	0.7%	328	0.2%
Total cost of sales	110,783	70.6%	102,890	74.0%
Gross profit	$46,030	29.4%	$36,158	26.0%

Our gross profit increased during the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009, primarily as a result of our increased revenues and lower cost of sales as a percent of revenue. As a percentage of revenue, our gross profit margin increased during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily resulting from favorable manufacturing costs and better overhead absorption due to our larger revenues. We incurred $1.2 million of restructuring charges during the third quarter of fiscal 2010 related to severance charges and facility closure charges related to the closure of our manufacturing operations in Estonia. We incurred $0.3 million restructuring and impairment charges during the third quarter of fiscal 2009, including severance charges and impairment charges on our Salisbury, Maryland facility. We incurred no intangible amortization charges in 2010, as our intangible assets were fully amortized in the fourth quarter of 2009.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
	October 3, 2010		September 27, 2009
Operating Expenses
Sales and marketing	$7,315	4.7%	$8,069	5.8%
Research and development	15,662	10.0%	14,534	10.5%
General and administrative	11,741	7.5%	11,150	8.0%
Intangible amortization	—	—	206	0.2%
Restructuring and impairment charges	312	0.2%	335	0.2%
Total operating expenses	$35,030	22.4%	$34,294	24.7%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.8 million, or 9.3%, during the third quarter of 2010 as compared to the third quarter of 2009. The decrease was primarily due to lower commissions.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $1.1 million, or 7.8%, during the third quarter of 2010 as compared to the third quarter of 2009 primarily due to higher personnel and research and development materials costs which were offset in part by lower professional fees for outsourced research and development activities.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses increased $0.6 million, or 5.3%, during the third quarter of 2010 as compared to the third quarter of 2009. This increase was largely due to higher professional and legal fees, as well as higher incentive compensation.

Our intangible assets were fully amortized during the fourth quarter of 2009, and therefore, no expense was recorded in the third quarter of 2010.  Amortization of customer-related intangibles from our acquisitions amounted to $0.2 million for the third quarter of fiscal 2009.

Restructuring charges of $0.3 million were recorded in the third quarter of fiscal 2010, primarily for severance costs in the United Kingdom and United States. Restructuring charges of $0.3 million in the third quarter of fiscal 2009 primarily related to severance costs in North America and facility closing costs.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	October 3, 2010		September 27, 2009
Interest income	$47	0%	$62	0.1%
Interest expense	(3,450)	(2.2)%	(4,064)	(2.9)%
Foreign currency gain (loss), net	1,970	1.3%	1,687	1.2%
Other income, net	408	0.2%	143	0.1%
Other income (expense), net	$(1,025)	(0.7)%	$(2,172)	(1.5)%

Interest income during the third quarter of 2010 was lower than the third quarter of 2009 as interest rates on our cash balances have continued to decline. Interest expense decreased by $0.6 million during the third quarter of fiscal 2010 as compared to the third quarter of 2009 due in part to the retirement of approximately $5.4 million of our long-term debt during the first quarter of 2009 and the reduction in the debt discount amortization which is included in interest expense.  Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $1.2 and $1.4 million for the third quarters of 2010 and 2009, respectively. Additionally, we recognized a net foreign currency translation gain of $2.0 million in the third quarter of 2010, primarily due to the fluctuations of the U.S. Dollar versus the Euro and several other currencies, as compared to the third quarter of 2009 when we recognized a foreign currency translation gain of $1.7 million.

Income Tax Provision

Our effective tax rate for the third quarter of 2010 was an expense of approximately 20% of our pre-tax income of $10.0 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily China.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Income (loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Three Months Ended (in thousands)
	October 3, 2010	September 27, 2009
Operating income (loss)	$11,000	$1,864
Other income (expense), net	(1,025)	(2,172)
Income (loss) before income taxes	9,975	(308)
Income tax provision	2,041	803
Net income (loss)	$7,934	$(1,111)

Our net income for the third quarter of 2010 was $7.9 million, compared to net losses of $1.1 million for the third quarter of 2009. The higher net income in the third quarter of 2010 was largely due to increased gross profit associated with higher revenues and an increased gross profit percentage.

Nine Months ended October 3, 2010 and September 27, 2009

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Nine Months Ended (in thousands)
Customer Group	October 3, 2010		September 27, 2009
Wireless network operators and other	$237,909	57%	$154,274	36%
Original equipment manufacturers	177,957	43%	270,630	64%
Total	$415,866	100%	$424,904	100%

Sales decreased by 2.1% to $415.9 million for the first nine months of 2010, from $424.9 million, for the first nine months of 2009.  This decrease was due to lower demand from our original equipment manufacturer customers, offset in part by the increase in our direct sales to wireless network operators and others to improve both the bandwidth and the technology of their networks. While the global recession and associated tight credit markets have impacted both fiscal years’ sales, the first quarter of 2010 was our low point in terms of quarterly revenue, reaching only $114.5 million compared to $149.7 million for the first quarter of 2009.

The following table presents a further analysis of our sales based upon our various product groups:

	Nine Months Ended (in thousands)
Wireless Communications Product Group	October 3, 2010		September 27, 2009
Antenna systems	$172,129	41%	$104,932	25%
Base station systems	206,748	50%	278,466	65%
Coverage systems	36,989	9%	41,506	10%
Total	$415,866	100%	$424,904	100%

The decrease in base station systems is due in part to the significantly reduced demand related to the global recession impacting our original equipment manufacturer’s customers during the first nine months of 2010, as compared with the first nine months of 2009. This was offset by the growth in antenna systems generated primarily from our direct network operator customers as they enhance their networks and certain operators prepare for 4G deployment.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine Months Ended (in thousands)
Geographic Area	October 3, 2010		September 27, 2009
Americas	$158,102	38%	$125,896	29%
Asia Pacific	127,863	31%	160,749	38%
Europe	108,833	26%	108,990	26%
Other International	21,068	5%	29,269	7%
Total	$415,866	100%	$424,904	100%

Revenues increased in the Americas region for the first nine months of 2010 due to increased demand from wireless network operators embarking on increased infrastructure spending plans and preparation for 4G deployments. This was offset by a decrease in the Asia Pacific and other international regions in the first nine months of 2010 as compared with the first nine months of 2009. The decrease in these regions was largely due to contraction in both the operator direct channel as well as the original equipment manufacturer sales channel, resulting from the global recession. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as previously noted, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. dollar.  During the last year, the value of the U.S. dollar has fluctuated significantly against most other currencies.  We have calculated that when comparing exchange rates in effect for the first nine months of 2009 to those in effect for the first nine months of 2010, the change in the value of foreign currencies as compared with the U.S. Dollar had a positive impact on our revenues for the first nine months of 2010 of less than 1%.  This impact did not have a material impact on our net sales.

For the first nine months of 2010, total sales to Nokia Siemens and Raycom accounted for approximately 24% and 10% of sales respectively.  For the first nine months of 2009, total sales to Nokia Siemens accounted for approximately 35% of sales, and sales to Alcatel-Lucent accounted for approximately 11% of sales for the period.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine Months Ended (in thousands)
	October 3, 2010		September 27, 2009
Net sales	$415,866	100%	$424,904	100.0%
Cost of sales:
Cost of sales	296,135	71.2%	316,487	74.5%
Intangible amortization	—	—	1,870	0.4%
Restructuring and impairment charges	1,901	0.5%	1,738	0.4%
Total cost of sales	298,036	71.7%	320,095	75.3%
Gross profit	$117,830	28.3%	$104,809	24.7%

Our gross profit increased during the first nine months of fiscal 2010 compared with the first nine months of fiscal 2009, primarily as a result of our decreased cost of goods sold. This decrease in our cost of goods sold is due primarily to our cost reduction activities over the last several years and the mix of products sold which reflects a larger mix of direct and wireless network operator sales versus sales to our original manufacture customers. As a percentage of revenue, our gross profit margin increased during the first nine months of 2010 compared with the first nine months of 2009 due primarily to favorable manufacturing costs, but also due to lower amortization costs. The decrease in the intangible amortization costs is due to the intangible assets being fully amortized during 2009. We incurred approximately $1.9 million of restructuring and impairment charges during the first nine months of fiscal 2010 related to severance and facility closure charges primarily related to the closure of our manufacturing operations in Estonia. We incurred approximately $1.7 million of restructuring and impairment charges during the first nine months of fiscal 2009 primarily related to severance charges in the United States, Finland and the UK.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine Months Ended (in thousands)
	October 3, 2010		September 27, 2009
Operating Expenses
Sales and marketing	$25,073	6.0%	$26,665	6.3%
Research and development	45,623	11.0%	44,273	10.4%
General and administrative	34,316	8.2%	36,001	8.5%
Intangible amortization	—	—	740	0.2%
Restructuring and impairment charges	872	0.2%	1,985	0.4%
Total operating expenses	$105,884	25.4%	$109,664	25.8%

Sales and marketing expenses decreased by $1.6 million, or 6%, during the first nine months of 2010 as compared with the first nine months of 2009. The decrease resulted primarily from lower bad debt expense as well as lower commissions.

Research and development expenses increased by $1.4 million, or 3%, during the first nine months of 2010 as compared with the first nine months of 2009, primarily due to higher personnel costs and higher materials costs used in research and development activities which were partially offset by lower professional fees for outsourced research and development activities.

General and administrative expenses decreased $1.7 million, or 4.7%, during the first nine months of 2010 as compared with the first nine months of 2009. This decrease was due to lower tax and audit-related fees and lower insurance costs.  These reductions were partially offset by higher incentive compensation.

There was no amortization of customer-related intangibles from our acquisitions for the first nine months of 2010, compared with $0.7 million for the first nine months of 2009. Our intangible assets were fully amortized in 2009.

Restructuring charges of $0.9 million were recorded in the first nine months of 2010, primarily for severance costs compared with charges of $2.0 million for the first nine months of 2009, which included severance costs in North America, Finland and Sweden.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Nine Months Ended (in thousands)
	October 3, 2010		September 27, 2009
Interest income	$137	0.0%	$531	0.1%
Interest expense	(10,793)	(2.6)%	(12,937)	(3.1)%
Foreign currency gain (loss), net	(510)	(0.1)%	4,751	1.1%
Gain on repurchase of convertible debt	85	0.0%	9,767	2.3%
Gain on exchange of convertible debt	483	0.1%	—	—
Other income, net	1,435	0.4%	1,374	0.3%
Other income (expense), net	$(9,163)	(2.2)%	$3,486	0.7%

Interest income decreased during the first nine months of 2010 compared with the first nine months of 2009 due to lower cash balances related to the repurchase of $25.4 million of long term convertible debt during the first nine months of 2009 and lower interest rates. Interest expense decreased due to the retirement of approximately $25.4 million of long-term debt in the first nine months of 2009.  A gain on exchange of convertible debt of $0.5 million was realized in the exchange of $60.0 million aggregate par value of long term convertible debt during the first quarter of 2010. Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $2.9 and $3.9 million for the first nine months of 2010 and 2009, respectively.  A net gain on repurchase of convertible debt of $0.1 million was realized on the repurchase of $3.0 million aggregate par value long term convertible debt during the second quarter of 2010.  In the first nine months of 2009, we recorded a $9.8 million net gain on the repurchase of $25.4 million in aggregate par value of our outstanding 1.875% Subordinated Convertible Notes due 2024.  Additionally, we recognized a net foreign currency translation loss of $0.5 million in the first nine months of 2010 compared to a gain of $4.8 million in the first nine months of 2009, primarily due to fluctuations of the U.S. Dollar in relation to the Euro, Swedish Krona, Indian Rupee and Chinese Renminbi.

Income Tax Provision

Our effective tax rate for the first nine months of 2010 was an expense of approximately 196% of our pre-tax income of $2.8 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily China.  For the first nine months of 2009, we recorded an income tax expense from operations in certain foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.

Net Loss

The following table presents a reconciliation of operating income (loss) to net loss:

	Nine Months Ended (in thousands)
	October 3, 2010	September 27, 2009
Operating income (loss)	$11,946	$(4,855)
Other income (expense), net	(9,163)	3,486
Income (loss) before income taxes	2,783	(1,369)
Income tax provision	5,442	1,555
Net loss	$(2,659)	$(2,924)

Our net loss for the first nine months of 2010 was $2.7 million compared with a loss of $2.9 million for the first nine months of 2009.  The decrease in our net loss during the first nine months of 2010 as compared with the first nine months of 2009 is largely the result of higher gross margins and lower costs in 2010, offset by a gain on repurchase of convertible debt in 2009.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our credit agreement. As of October 3, 2010, we had working capital of $185.7 million, including $70 million in unrestricted cash and cash equivalents as compared to working capital of $173.3 million at September 27, 2009, which included $44.9 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the nine months ended October 3, 2010 and September 27, 2009:

	Nine Months Ended (in thousands)
	October 3, 2010	September 27, 2009
Net cash provided by (used in):
Operating activities	$12,727	$10,836
Investing activities	(929)	(643)
Financing activities	(3,156)	(13,482)
Effect of foreign currency translation on cash and cash equivalents	964	1,284
Net increase in cash and cash equivalents	$9,606	$(2,005)

Operating Activities

Net cash provided by operations in the first nine months of 2010 was $12.7 million as compared to $10.8 million in the first nine months of 2009. The $1.9 million increase in cash flow from operations from the prior year period is primarily due to various working capital changes.

Investing Activities

Net cash used in investing activities during both the first nine months of 2010 and 2009 was $0.9 million and $0.6 million respectively. The $0.9 million in net cash used by investing activities during the first nine months of 2010 reflects capital expenditures of $2.9 million, partially offset by a reduction in our restricted cash of $1.7 million and proceeds from the sale of property, plant and equipment of $0.3 million. Total capital expenditures during the first nine months of 2010 and 2009 were approximately $2.9 million and $4.2 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $2 million and $4 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash used in financing activities of $3.2 million during the first nine months of 2010 relates primarily to the $1.3 million debt issuance costs related to the exchange of our 1.875% Convertible Subordinated Notes (“Existing Notes”) and the repurchase of $3.0 million in aggregate principal amount of our outstanding Existing Notes, partially offset by $0.8 million in proceeds related primarily to our employee stock purchase plan. Net cash used in financing activities of $13.5 million during the first nine months of 2009 relates primarily to the repurchase of $25.4 million in aggregate principal amount of our Existing Notes, as well as $1.3 million in debt issuance costs related to our Credit Agreement.

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

During the second quarter of 2010, the Company repurchased $3.0 million in aggregate principal amount of its outstanding Existing Notes, resulting in a net gain of $0.1 million on the purchase. After the purchase, the Company had $67.9 million remaining outstanding on the Existing Notes.

In the first quarter of 2010, we entered into separate privately negotiated exchange agreements under which $60.0 million in aggregate principal amount of the outstanding Existing Notes were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the "New Notes").  The New Notes were issued under an Indenture between us, as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The New Notes are convertible into our common stock at a conversion price of $1.70 per share and accrue interest at an annual rate of 1.875%, which is payable semi-annually on June 15 and December 15 of each year commencing on June 15, 2010.  Holders may convert the New Notes at any time prior to the maturity date, which is November 15, 2024.  We may redeem the notes beginning on November 21, 2012.  Holders of the New Notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

We had a total of $277.9 million of long-term convertible subordinated notes outstanding at October 3, 2010, consisting of $67.9 million of the Existing Notes, $60 million of the New Notes and $150 million of 3.875% Convertible Subordinated Notes due 2027 (“2027 Notes”). Holders of the Existing Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the New Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2013, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. The Company may elect to automatically convert the New Notes in whole or in part at any time on or prior to the maturity date if the closing price of the Company’s Common Stock has exceeded 125% of the conversion price then in effect for at least 20 trading days in any 30 day trading period. We anticipate that our New Notes may be converted into shares of our common stock at some point over the next two years, thereby potentially eliminating the future repayment of the associated principal amount of $60 million. Holders of the 2027 Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. Also, no assurance can be given that our Common Stock price will trade at a level high enough to trigger the conversion of the New Notes to Common Stock. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets and our credit rating. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Credit Agreement

As indicated in Note 4 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information, the Company entered into a Credit Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) on April 3, 2009. Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement expires on August 15, 2011. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes financial covenants including minimum EBITDA and maximum capital expenditures that are applicable only if the availability under our line of credit falls below $20.0 million.

On March 11, 2010, we entered into Amendment Number Two to the Credit Agreement with Wells Fargo which amendment updated the Credit Agreement to make appropriate references to and provisions for the New Notes.

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

As of October 3, 2010, we were in compliance with all financial covenants.  As of October 3, 2010, we had approximately $38 million of availability under the Credit Agreement, of which approximately $6.4 million was utilized by outstanding letters of credit.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financing, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are all directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions.  During the last nine months of 2008 and throughout 2009 and 2010, the capital and credit markets experienced extreme volatility and disruption.  In several cases, the markets exerted downward pressure on stock prices and credit capacity for certain issuers. Given current market conditions, we can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business, the cost of additional funding or borrowing could increase, and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Amendment No. 1 to Form 10-K for the year ended January 3, 2010, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of October 3, 2010, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments and long-term debt. As of October 3, 2010, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt, for which the fair value is estimated based on the quoted market price for the debt.

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

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in multiple foreign locations including Brazil, China, Finland, France, Germany, India, Singapore, Sweden, Thailand and the United Kingdom. These international operations generally incur local operating costs and generate third-party revenues in currencies other than the U.S. Dollar. These foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign currency exchange gains and losses. We do not presently hedge against the risks of foreign currency fluctuations.  In the event of significant fluctuations in foreign currencies, we may experience declines in revenue and adverse impacts on operating results and such changes could be material.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 63% of our net sales during the first nine months of 2010, 74% of our net sales during fiscal 2009 and 70% of our net sales during fiscal 2008. International sources include Europe, Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the first nine months of 2010, we recorded a foreign exchange translation loss of $0.5 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the Dollar fluctuates.

Interest Rate Risk

As of October 3, 2010, we had cash equivalents of approximately $71 million in both interest and non-interest bearing accounts, including restricted cash. We also had a total of $67.9 million of our Existing Notes at a fixed annual interest rate of 1.875%, $60 million of our New Notes at a fixed annual rate of 1.875% and $150.0 million of our 2027 Notes at a fixed annual interest rate of 3.875%. We have exposure to interest rate risk primarily through our long-term debt, our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased significantly during 2009 and have further declined in 2010 as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. Despite this exposure, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at October 3, 2010, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risks associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we may be unable to pass such costs onto our customers. During the first nine months of 2010, we have experienced supply shortages of various electronic components as well as significantly increased order lead times for such components.  While we have not yet experienced significant price increases for such components, if there continues to be significant shortages, the prices may increase resulting in a negative impact on our product costs. Such shortages have had an adverse effect on our business and results of operations. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes these components or cease the production of such products. In such events, our business, financial condition or results of operations could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. The electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. These delays and any potential additional costs could have a material adverse effect on our business, financial condition or results of operations. Prior increases to the price of oil and energy have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. There are significant concerns in the business community about inflationary pressures on costs. Further increases in energy prices may negatively impact our business, financial condition and results of operations.

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the first nine months of 2010, sales to Nokia Siemens accounted for approximately 24% and sales to Raycom accounted for approximately 10% of revenues.  Nokia Siemens accounted for approximately 35% and sales to Alcatel-Lucent accounted for approximately 11% of our revenues during fiscal 2009.  Any further decline in business with our original equipment manufacturer customers, including Nokia Siemens and Alcatel-Lucent, will have an adverse impact on our business, financial condition and results of operations. We have become more dependent on our sales directly to wireless operator customers, such as AT&T Wireless. If we have a decline in business with our direct network operator customers, it will have a negative impact on our business, financial condition and results of operations. For the first nine months of 2010, our total sales declined by 2% compared to the first nine months of 2009.  During this same period, our sales to Nokia Siemens declined approximately 27% which has had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Alcatel-Lucent, other original equipment manufacturers, network operator customers, and resellers who sell to network operators. We have strategically focused our business and sales efforts on growing the sales of our higher margin products and solutions, as we are not pursuing lower margin commodity-like business. This strategy is having an effect of reducing sales to original equipment manufacturers. Any reductions in demand from such customers or other customers will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. All of these factors combined have had a negative impact on the availability of financial capital which has contributed to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they are finding it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. Although the recessionary conditions have eased somewhat in 2010, they still continue to impact our business negatively. If the recessionary conditions continue to occur, our revenues will continue to be negatively impacted, thereby having a negative impact on our business, financial condition and results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of this economic recession or its impact on the wireless industry.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal 2009 and into the first nine months of 2010, the global economic crisis and related recession continued to have an impact on our customers and their demand for our products. It is possible that our customers may continue to reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting all companies within our industry. This possible reduction in demand would have a negative impact on our business, financial condition and results of operations.

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

During the first nine months of 2010, we have experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components. This combined supply shortage and increased material order lead times have impacted our ability to timely produce products which negatively impacted our revenues in the first nine months of 2010. We presently expect the supply shortages and increased lead times to continue throughout 2010. If these shortages and extended lead times continue, our future revenues will be negatively impacted and our manufacturing costs may significantly increase.  In addition, a number of our products and the parts used in our products are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. Missed customer delivery dates have had a material adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components which could delay production and delivery of our products. If production and delivery of our products are delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our efforts to improve our profitability, we made the strategic decision to no longer pursue low margin, commodity-type business. A large portion of this type of business has traditionally been done with major original equipment manufacturers within the wireless infrastructure industry. Pursuing this strategy has and will lead to lower sales with such customers. While the ultimate goal of our strategy is to improve our operating margins and profitability, if we are unable to grow our direct and wireless network operator business or other higher margin businesses selling products and solutions to offset any reductions in our lower margin business, our overall business will be adversely affected. We cannot provide any assurance that we will be successful in executing this strategy. If we are not successful, it will have a material adverse effect on our business, financial condition and results of operations.

We will need additional capital in the future and such additional financing may not be available on favorable terms or at all.

As of October 3, 2010, we had approximately $71 million of total cash, including $0.9 million in restricted cash. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies.  In addition, if our business deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement or an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. If we are not successful in growing our businesses, reducing our inventories and accounts receivable and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. Such losses would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $277.9 million of remaining outstanding convertible subordinated debt that we issued. The holders of this convertible subordinated debt may require us to repurchase $67.9 million in outstanding debt issued in 2004 on November 15, 2011, $60 million on November 15, 2013 and $150.0 million in outstanding debt issued in 2007 on October 1, 2014.  Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis and our credit rating there can be no guarantee that such a market would be available to us. If such a market is not available, we may be unable to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

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

We have previously recognized restructuring charges in response to slowdowns in demand for our products and in conjunction with cost cutting measures and measures to improve the efficiency of our operations. As a result of economic conditions, we may need to initiate additional restructuring actions that could result in restructuring charges that could have a material impact on our business, financial condition and results of operations. Such potential restructuring actions could include cash expenditures that would reduce our available cash balances, which would have a negative impact on our business and our ability to repay our outstanding convertible subordinated debt.

The potential for increased commodity and energy costs may adversely affect our business, financial condition and results of operations.

The world economy has experienced significant fluctuations in the price of oil and energy during 2008, 2009 and the first nine months of 2010. Such fluctuations resulted in significant price increases which translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices or the onset of inflationary pressures could negatively impact our business, financial condition and results of operations.

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

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications. Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the United States and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

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

As part of our manufacturing strategy, we utilize contract manufacturers to make finished goods and supply printed circuit boards in China, Europe, India, Singapore and Thailand. We also maintain our own manufacturing operations in China, the United States and Thailand.

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

In September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009 and the first nine months of 2010, continuing turmoil has impacted the government of Thailand, and at this time, significant civil unrest continues. To date, this has not had a long-term impact on our operations in Thailand. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our business, financial condition and results of operations.

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

For the first nine months of 2010 and for fiscal years 2009 and 2008, international revenues (excluding North American sales) accounted for approximately 63%, 72% and 70% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the third quarter of 2010:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
July 5 – August 8	—		—	—	—
August 9 – September 5	3,553	(1)	$1.62	—	—
September 6 – October 3	—		—	—	—

(1)	During August 2010, 3,553 shares of Common Stock were surrendered to us to cover tax withholding obligations with respect to the vesting of 9,688 shares under restricted stock grants.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

4.1
Third Amendment to Rights Agreement dated October 4, 2010, between the Company and Computershare Trust Company, N.A. (successor rights agent to U.S. Stock Transfer Corporation), as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

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

Date: November 2, 2010	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer