Form 10-K
period 2011-01-02
POWERWAVE TECHNOLOGIES INC
filed 2011-02-17
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 4, 2010, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $196,512,242 computed using the closing price of $1.49 per share of Common Stock on July 2, 2010, the last trading day of the second quarter, as reported by NASDAQ, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of February 11, 2011 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 168,864,770

Documents Incorporated by Reference

Document Description	10-K Part
Portions of the Registrant’s proxy statement on Schedule 14A to be filed within 120 days after the Registrant’s fiscal year ended January 2, 2011 are incorporated by reference into Part III of this report.
III (Items 10, 11, 12, 13, 14)

POWERWAVE TECHNOLOGIES, INC.

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K, contains “forward-looking statements,” regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, or the Securities Act, and the Securities Exchange Act of 1934, or the Exchange Act.  All statements other than statements of historical facts are statements that could be deemed forward-looking statements as defined within Section 27A of the Securities Act and Section 21E of the Exchange Act.  One generally can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “may,” “will,” “expects,” “intends,” “estimates,” “anticipates,” “plans,” “seeks,” or “continues,” or the negative thereof, or variations thereon, or similar terminology.  Forward-looking statements in this Annual Report include, but are not limited to, statements relating to revenue, revenue composition, market and economic conditions, demand and pricing trends, future expense levels, competition and growth prospects in our industry, our ability to expand our customer base, trends in average selling prices and gross margins, product and infrastructure development, market demand and acceptance of our products, the timing of and demand for next generation products, customer relationships, supply chain constraints, tax rates, employee relations, the timing of cash payments and cost savings from restructuring activities, restructuring charges, the level of expected future capital and research and development expenditures, cash flow projections, and the Company’s ability to pay off its convertible debt. Such statements are generally included in the items captioned: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” “Legal Proceedings,” and “Risk Factors.”  These statements are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management.  The forward-looking statements made in this report, regarding future events and the future performance of Powerwave Technologies, Inc, which we refer to as Powerwave or the Company, involve risks and uncertainties that could cause the Company’s actual results to differ materially and adversely from those results currently anticipated.  Such risks and uncertainties may relate to, but are not limited to, our reliance upon a few customers to generate the majority of our revenues; a reduction in sales due to our strategic focus and efforts in growing sales of higher margin products; continued or increased weakness and uncertainty resulting from the worldwide economic crisis of 2008 and the resulting tightening of the credit markets; continued reductions in demand for our products; our dependence upon single sources or limited sources for key components and products; our need to obtain additional capital in the future and potential difficulties related thereto; the past bankruptcy and potential future bankruptcies of our customers; unanticipated costs relating to the completion of our restructure efforts; our potential need to undertake additional restructuring efforts in the future; the potential for increased commodity and energy costs; past and future fluctuations in our sales and operating results; declines in the sales prices of our products; potential direct competition from our suppliers, contract manufacturers and customers; the future growth, or lack of growth, in the wireless communications industry; inventory fluctuations due to our reliance on contract manufacturers; future additions to, or consolidations of, our manufacturing operations; potential future acquisitions or strategic alliances; our potential failure to develop manufacturable products; our potential failure to develop products of adequate quality and reliability; our potential inability to hire and retain highly-qualified technical and managerial personnel; risks related to our operations in Asia and Europe; risks related to our typically lengthy initial sales cycle; our potential inability to protect our intellectual property; third party claims of intellectual property infringement; regulatory risks; the competitiveness of our industry and related rapid technological changes; our potential failure to enhance our existing products or develop new products that meet our customers needs and requirements; our potential inability to maintain effective information management systems; and fluctuations in our quarterly and annual effective tax rates. Because the risks and uncertainties discussed in this report and other important unanticipated factors may affect Powerwave’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods. Readers should also carefully review the risk factors described in documents that Powerwave files from time to time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as we undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.	BUSINESS

General

Powerwave Technologies, Inc. (“Powerwave,” the “Company,” “we,” “us” or “our”) was incorporated in Delaware in January 1985, under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. We are a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice, video and data communications by use of wireless phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base. For the fiscal year ended January 2, 2011 (“fiscal 2010”), our largest customer was an original equipment manufacturer, Nokia Siemens, which accounted for approximately 24% of our sales.  As a result, Nokia Siemens has the ability to significantly impact our financial results by demanding price reductions and threatening to reduce its business with us, transferring its business to other companies, or internalizing their operations. The loss of this customer, or a significant loss, reduction or rescheduling of orders from this customer would have a material adverse effect on our business, financial condition and results of operations. See “We rely upon a few customers for the majority of our revenues…; and Our success is tied to the growth of the wireless services communications market…” under Part I, Item 1A, Risk Factors.

A limited number of large original equipment manufacturers and large global wireless network operators account for the majority of wireless infrastructure equipment purchases in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2010, we experienced significant reductions in demand from our original equipment manufacturer customers such as Nokia Siemens, Alcatel-Lucent and Samsung which had an adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, financial condition and results of operations. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, Risk Factors.

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

Significant Business Developments in Fiscal 2010

On March 15, 2010, we entered into separate privately negotiated exchange agreements under which $60.0 million in aggregate principal amount of our outstanding 1.875% Convertible Subordinated Notes due 2024 (the “1.875% Convertible Subordinated  Notes”) were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the “1.875% Convertible Senior Subordinated Notes”).  The 1.875% Convertible Senior Subordinated Notes were convertible into the Company’s common stock at a conversion price of $1.70 per share.  On December 30, 2010 we effected the automatic conversion of the entire $60.0 million principal amount of our 1.875% Convertible Senior Subordinated Notes into an aggregate of 35,294,117 shares of our common stock.  In addition, we paid an aggregate of approximately $1.0 million in cash to the holders of such notes in satisfaction of the coupon make-whole payment.

During fiscal 2010, we repurchased $13.0 million in aggregate principal amount of our 1.875% Convertible Subordinated Notes at various discounts.

In the third quarter of 2010 we closed our manufacturing facility in Estonia as part of our previously announced restructuring plan and continuing efforts to consolidate manufacturing, reduce costs and increase efficiency.

Industry Segments and Geographic Information

We operate in one reportable business segment: “Wireless Communications.” All of our revenues are derived from the sale of wireless communications products and coverage solutions, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in all major frequency bands including cellular, PCS, 3G and 4G wireless communications networks throughout the world. Our products are sold globally and produced in multiple locations (see Note 17 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data).

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

•	utilize our research and development efforts, along with our internal and external manufacturing and supply chain capabilities, to raise our productivity and lower our product costs;

•
leverage our position as a leading supplier of wireless communications products and coverage solutions to increase our market share and expand our relationships with both our existing customers and potential new customers in other markets such as government, public safety, the military and homeland security;

•	continue to expand our customer base of wireless network operators; and

•	maintain our focus on the quality, reliability and manufacturability of our wireless communications products and coverage solutions.

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

If we are unsuccessful in designing new products, improving existing products or reducing the costs of our products, our inability to meet these objectives would have a negative effect on our sales, gross profit margins, business, financial condition and results of operations. In addition, if our outstanding customer orders were to be significantly reduced, the resulting loss of purchasing volume would also adversely affect our cost competitive advantage, which would negatively affect our gross profit margins, business, financial condition and results of operations. See “Our average sales prices have declined…; and We may fail to develop products that are sufficiently manufacturable…” under Part I, Item 1A, Risk Factors.

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

Our business depends upon the worldwide demand for wireless communication networks and the corresponding infrastructure spending by wireless network operators to support this demand. Today, the majority of the wireless network operators offer wireless voice and data services on what are commonly referred to as 2G, 2.5G or 3G networks. These wireless networks utilize common transmission protocols including Code Division Multiple Access, or CDMA, and Global System for Mobile, or GSM, both of which define different standards for transmitting voice and data within wireless networks. Within these transmission protocols, there are various improvements available to increase the speed of data transmission or to increase the amount of voice capacity in the network. These types of improvements are generally referred to as 2.5G and include upgrades to GSM such as General Packet Radio Service, or GPRS, and Enhanced Data rates for Global Evolution, or EDGE. For CDMA networks, various upgrades are referred to as CDMA 1x, CDMA 2000 and CDMA EV/DO.

In recent years, the wireless voice and data transmission protocols commonly referred to as 3G have become commonplace. These transmission protocols provide significantly higher data rate transmission, with significant additional voice capacity and the ability to transmit high capacity information, such as video and internet access. The major 3G transmission protocol is known as Wideband Code Division Multiple Access, or WCDMA. This protocol is being utilized in the next generation of GSM networks, which are referred to as Universal Mobile Telecommunication Systems, or UMTS.

More recently and particularly in 2010, the new generations of wireless voice and data transmission protocols commonly referred to as 4G have become widely-publicized and are beginning to be deployed in certain operator networks. These new protocols have not been widely deployed and in some cases the full specifications have yet to be fully agreed upon by the various standard-setting bodies that establish and formalize such protocols. Examples of these types of 4G protocols are WiMAX, or Worldwide Interoperability for Microwave Access and LTE, or Long Term Evolution.

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

We also provide a range of integrated radio solutions. These integrated radio solutions offer new alternative approaches to providing lower-cost base station solutions. One current product offering is the digital remote radio head transceiver, which provides operators the ability to partition the radio transceiver, power amplifier and duplexer in a remote chassis, which can then be co-located near the antenna to minimize signal loss over the traditional antenna path. The digital remote radio head utilizes base band (I/Q) signals from the output of the modem via fiber optic cables which offer improved performance over distance versus traditional cables. This next generation technology offers significant potential cost reduction opportunities, and we have been publicly recognized as an innovator in this product segment.

Coverage Solutions

This product group consists primarily of distributed antenna systems, repeaters and advanced coverage solutions. Our distributed antenna systems solutions provide the equipment to co-locate multiple wireless operators on multiple frequency bands within a single location, while allowing each operator to maintain full control over parameters critical to its network’s performance. These systems are custom designed by us for use in convention centers, airports, subways, transportation centers, dense urban business districts and business campuses. These custom designed antenna systems are designed to be readily connected to base station equipment, thereby reducing installation costs.

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

Our net sales by product group are as follows:

	Fiscal Year Ended (in thousands)
Wireless Communications Product Group	January 2, 2011	January 3, 2010	December 28, 2008
Antenna systems	$256,743	$150,610	$233,090
Base station systems	280,010	364,166	571,526
Coverage systems	54,708	52,710	85,618
Total	$591,461	$567,486	$890,234

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. We also sell our products to operators of wireless networks, such as AT&T, Bouygues, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone, as well as various resellers who sell products and services directly to network operators.

For fiscal 2010, our largest customer, Nokia Siemens, accounted for approximately 24% of our sales. No other customer accounted for more than 10% of our sales for 2010. The loss of this customer, or a significant loss, reduction or rescheduling of orders from any of our customers would have a material adverse effect on our business, financial condition and results of operations. See “We rely upon a few customers for the majority of our revenues…” under Part I, Item 1A, Risk Factors.

Marketing and Distribution, International Sales

We sell our products through a highly-technical direct sales force, through independent sales representatives and through resellers. Direct sales personnel are assigned to geographic territories and, in addition to sales responsibilities, may manage selected independent sales representatives. We utilize a network of independent sales representatives, selected for their familiarity with our potential customers and their knowledge of the wireless infrastructure equipment market. Our direct sales personnel, resellers and independent sales representatives generate product sales, provide product and customer service, and provide customer feedback for product development. In addition, our sales personnel, resellers and independent sales representatives receive support from our marketing, product support and customer service departments.

Our marketing efforts are focused on establishing and developing long-term relationships with potential customers. The initial sales cycle for many of our products is lengthy, typically ranging from nine to eighteen months. Our customers typically conduct significant technical evaluations of our products before making purchase commitments. In addition, as is customary in the industry, sales are made through standard purchase orders that can be subject to cancellation, postponement or other types of delays. While certain customers provide us with estimated forecasts of their future requirements, they are not typically bound by these forecasts.

International sales (excluding North American sales) of our products approximated 63%, 73% and 70% of net sales for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively (see note 17 of the Notes to Consolidated Financial Statements). Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions.  Because a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to these customers. See “We conduct a significant portion of our business internationally…” under Part I, Item 1A, Risk Factors.

Service and Warranty

We offer warranties of various lengths which differ by customer and product type and typically cover defects in materials and workmanship. We perform warranty obligations and other maintenance services for our products in the United States, China, Thailand, the United Kingdom, and at our contract manufacturing locations.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support third and fourth generation protocols such as WCDMA, HSDPA, TD-SCDMA, CDMA 2000, LTE and WiMAX.  Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 469 employees and 17 contract staff as of January 2, 2011. Expenditures for research and development approximated $62.5 million in 2010, $58.9 million in 2009, and $77.7 million in 2008. See “The wireless communications infrastructure equipment industry is extremely competitive”; and “If we are unable to hire and retain highly qualified technical and managerial personnel…” under Part I, Item 1A, Risk Factors.

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

Our current competitors include Comba Telecom Systems Holdings Ltd, CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG,  Radio Frequency Systems, and Tyco Electronics. We also compete with a number of other foreign and privately-held companies throughout the world, subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. Some of our competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their products and technologies than we have. We cannot guarantee we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our business, financial condition and results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

Our success depends in large part upon the rate at which wireless infrastructure original equipment manufacturers incorporate our products into their systems. We believe that a substantial portion of the present worldwide production of various infrastructure components is captive within the internal manufacturing operations of a small number of leading original equipment wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. In addition, most large wireless infrastructure original equipment manufacturers maintain internal design capabilities that may compete directly with our products and our own designs. Many of our customers internally design and/or manufacture their own components rather than purchase them from third-party vendors such as Powerwave. Many of our customers also continuously evaluate whether to manufacture their own components or whether to utilize contract manufacturers to produce their own internal designs. Some of our customers regularly produce or design products in an attempt to replace products sold by us. We believe that this practice will continue. In the event that a customer manufactures or designs its own products, such customer could reduce or eliminate its purchase of our products, which would result in reduced revenues and would adversely impact our business, financial condition and results of operations. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell such products externally to other manufacturers, thereby competing directly with us. One example of this is Alcatel-Lucent, which owns Radio Frequency Systems. If, for any reason, our customers decide to produce their products internally, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our business, financial condition and results of operations.

We have experienced significant price competition as well as price erosion, and we expect price competition in the sale of our products to increase. Our competitors may develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. Certain of our competitors have substantial financial resources which may enable them to withstand sustained price competition or a market downturn better than us. In addition, many of our customers will continue to demand price reductions. If we cannot reduce the cost of our products or dissuade our customers from requiring price reductions, our business and results of operations may be adversely impacted. There can be no assurance that we will be able to compete successfully in the pricing of our products in the future.

Backlog

Our twelve-month backlog of orders on January 2, 2011 was estimated at $65.4 million as compared to approximately $76.7 million on January 3, 2010. In our reported backlog, we only include the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within twelve months. Because the majority of our customers do not place long lead time orders for our products, our backlog does not reflect our expectations of future orders and has not been indicative of our future revenue.

Product orders in our backlog frequently are subject to changes in delivery schedules or to cancellation at the option of the purchaser without significant penalty. While we regularly review our backlog of orders to ensure that it adequately reflects product orders expected to be shipped within a twelve-month period, we cannot make any guarantee that such orders will actually be shipped or that such orders will not be delayed or canceled in the future. We make regular adjustments to our backlog as customer delivery schedules change and in response to changes in our production schedule. Accordingly, our backlog as of any particular date should not be considered a reliable indicator of sales for any future period and our revenues in any given period may depend substantially on orders placed in that period.

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

We operate company-owned and leased manufacturing locations and utilize contract manufacturers for a portion of our finished goods manufacturing activities. We also rely extensively on contract manufacturers to supply printed circuit boards, which are key components of many of our products. We currently have manufacturing operations in China, Thailand and the United States. In addition, we utilize contract manufacturers to produce products or key components of products in Europe, Asia and the United States. During 2008, we closed our manufacturing facility in Salisbury, Maryland and transferred production activities to Asia and to our location in Santa Ana, California. Beginning in the fourth quarter of 2008, we began to discontinue manufacturing operations in Finland, transferring the activities to Asia and to our contract manufacturing partners. This was completed in 2009. During the second half of 2009, we added a new manufacturing facility in Thailand, which was fully operational in the fourth quarter of 2009.  The new Thailand facility took over production that was previously completed at a contract manufacturer located in Thailand.  During 2010 we closed our manufacturing facility in Estonia and transferred production activities to other Powerwave facilities.

Because of our reliance on contract manufacturers to supply finished goods and certain components of our products, the cost, quality, performance and availability of our contract manufacturing operations are, and will continue to be, essential to the successful production and sale of our products. Any delays in the ramp-up of our production lines at contract manufacturers, delays in obtaining production materials or any delays in the qualification by our customers of the contract manufacturer facilities and the products produced there, could cause us to miss customer agreed product delivery dates. Similarly, the inability of our contract manufacturers to meet production schedules or produce products in accordance with the quality and performance standards established by us or our customers could also cause us to miss customer agreed product delivery dates. In addition, the cost, quality, performance and availability at our company-operated manufacturing facilities are also essential to the successful production and sale of our products. Any delays in the ramp-up of production lines at our plants, delays in obtaining production materials or any delays in the qualification by our customers of our facilities and the products produced there, could cause us to miss customer agreed upon product delivery dates. Any failure to meet customer agreed upon delivery dates could result in lost revenues due to customer cancellations, potential financial penalties payable by us to our customers and additional costs to expedite products or production schedules.

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

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and foreign patents for various aspects of our technology. We currently own 225 U.S. patents and 490 foreign patents, and we have pending applications for 41 additional U.S. patents and 195 additional foreign patents. We believe that all of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management or technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of January 2, 2011, we had 2,140 full and part-time employees, including 921 in manufacturing, 245 in quality, 200 in supply chain, 469 in research and development, 119 in sales and marketing and 186 in general and administration. We believe that we have good relations with our employees.

Contract Personnel

We utilize contract personnel hired from third-party agencies. As of January 2, 2011, we were utilizing approximately 1,275 contract personnel, primarily in our manufacturing operations.

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

Our business faces significant risks. The risks described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial also may impair our business operations. If any of the events or circumstances described in the following risks actually occur, our business, financial condition and results of operation could suffer, the trading price of our Common Stock could decline, and you may lose all or a part of your investment.

Risks Related to the Business

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and  results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the fiscal year ended January 2, 2011, sales to Nokia Siemens accounted for approximately 24% of our revenues.  Nokia Siemens accounted for approximately 34% of our revenues during fiscal 2009.  Nokia Siemens accounted for approximately 31% of our revenues in 2008 and Alcatel-Lucent accounted for approximately 17% of our revenues in fiscal 2008.  During 2009, our sales to Alcatel-Lucent declined below 10% of our revenues and have stayed below 10% for fiscal 2010.  Any decline in business with our original equipment manufacturer customers, including Nokia Siemens, Alcatel-Lucent, Ericsson and Samsung will have an adverse impact on our business, financial condition and results of operations. We have become more dependent on our sales directly to wireless operator customers, such as AT&T Wireless. If we have a decline in business with our direct network operator customers, it will have a negative impact on our business, financial condition and results of operations. For the fiscal year ended January 2, 2011, our total sales increased by 4% compared with fiscal 2009.  During this same period, our sales to Nokia Siemens declined approximately 27% which has had a negative impact on our business and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, AT&T Wireless, other existing customers, and resellers who sell our products.  Any reduction in demand from such customers or other customers will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major wireless original equipment manufacturers and major operators of wireless networks, our business will continue to be impacted by demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations may have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

We have strategically focused our business and sales efforts on growing our sales of higher margin products and solutions, which has reduced our total sales.

Over the last two years we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business.  This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens.  Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other customers, will have a negative impact on our revenue and business and will have an adverse affect on our business, financial condition and results of operations.

    Our operating results have been adversely impacted by the worldwide economic crisis and credit tightening.

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. All of these factors have had a negative impact on the availability of financial capital which has contributed to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, they are finding it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. Although the recessionary conditions have eased somewhat in 2010, they still continue to impact our business negatively. If the current economic uncertainty continues, or if there is another economic recession, our revenues could be negatively impacted, thereby having a negative impact on our business, financial condition and results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of the current uncertainty or any future economic recession or the impact on the wireless industry.

Negative conditions in the financial and credit markets may impact our liquidity.

The recent recession and constrained credit markets have had, and we anticipate they will continue to have, an impact on our liquidity. These impacts include some of our customers facing liquidity shortages which affect their payments to us, and the general tightness in the financial credit markets which limits credit available to us as well as some of our customers. Given our current operating cash flow, financial assets, access to the capital markets and available lines of credit, we continue to believe that we will be able to meet our financing needs for the foreseeable future. However, there can be no assurance that global economic conditions will not worsen, which could have a corresponding negative effect on our liquidity. In addition, while we believe that we have invested our financial assets in sound financial institutions, should these institutions limit access to our assets, breach their agreements with us or fail, we may be adversely affected. Furthermore, volatile financial and credit markets may reduce our ability to raise capital or refinance our debt on favorable terms, if at all, which could materially impact our ability to meet our obligations. As market conditions change, we will continue to monitor our liquidity position.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal years 2009 and 2010, the global economic crisis and related recession continued to have an impact on our customers and their demand for our products. It is possible that our customers may continue to reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting us as well as other companies within our industry. This possible reduction in demand would have a negative impact on our business, financial condition and results of operations.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products, due to the high projected capital cost of building such networks and market concerns regarding the inoperability of such network protocols. In addition, certain network operators may decide to consolidate all purchases of products for their network into a small group of companies in order to gain further perceived cost savings.  If we are not one of these selected companies, or are required to sell our products through such consolidators, our revenues and profits may be reduced which would have an adverse effect on our business, financial condition and results of operations.  In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the global economic recession will have continuing effects throughout 2011, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in the deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We depend on single sources or limited sources for key components and products, which exposes us to risks related to product shortages or delays, as well as potential product quality issues, all of which could increase the cost of our products thereby reducing our operating profits.

During fiscal 2010, we experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components. This combined supply shortage and increase in material order lead times impacted our ability to timely produce products, which negatively impacted our revenues during fiscal 2010. We currently expect some level of supply shortages and increased lead times to continue during 2011. If these shortages and extended lead times continue, our future revenues may be negatively impacted and our manufacturing costs may significantly increase.  In addition, a number of our products, and certain parts used in our products, are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements. To take advantage of volume pricing discounts, we also purchase certain products, and along with our contract manufacturers, purchase certain customized components, from single or limited sources. We have experienced, and expect to continue to experience, shortages of single-source and limited-source components. Shortages have compelled us to adjust our product designs and production schedules and have caused us to miss customer requested delivery dates. Missed customer delivery dates have had a material adverse impact on our financial results. If single-source or limited-source components become unavailable in sufficient quantities in the desired time periods, are discontinued or are available only on unsatisfactory terms, then we would be required to purchase comparable components from other sources and may be required to redesign our products to use such components, which could delay production and delivery of our products. If the production and delivery of our products is delayed such that we do not meet the agreed upon delivery dates of our customers, such delays could result in lost revenues due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties could have a material adverse effect on our business, financial condition and results of operations.

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

As of January 2, 2011, we had approximately $62.5 million in cash, including $0.9 million in restricted cash. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our credit agreement or other sources of cash. While our credit agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including more rapid international expansion or acquisitions of complementary businesses or technologies.  In addition, if our business deteriorates, we might be unable to maintain compliance with the covenants in our credit agreement which could result in reduced availability under the credit agreement or an event of default under the credit agreement, or could make the credit agreement unavailable to us. If we are not successful in growing our businesses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. These circumstances would make it difficult to obtain new sources of financing. In addition, if we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay our $207.9 million of remaining outstanding convertible subordinated debt that we issued. The holders of this convertible subordinated debt may require us to repurchase $57.9 million principal amount of outstanding debt issued in 2004 on November 15, 2011 and $150.0 million principal amount of outstanding debt issued in 2007 on October 1, 2014.  Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis and our credit rating there can be no guarantee that such a market would be available to us. If such a market is not available, we may be unable to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties including the possibility of decreased revenues in the current macroeconomic environment. Any significant decrease in our revenues or profitability could reduce our operating cash flows and erode our existing cash balances. Our ability to reduce our inventories and accounts receivable and improve our cash flow is dependent on numerous risks and uncertainties, and if we are not able to reduce our inventories, we will not generate the cash required to operate our business. Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which became highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

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

We may not successfully evaluate the creditworthiness of our customers. While we maintain allowances for doubtful accounts and for estimated losses resulting from the inability of our customers to make required payments, greater than anticipated nonpayment and delinquency rates could harm our financial results and liquidity. Given the current economic uncertainty, and the possibility of a future recession, there are potential risks of greater than anticipated customer defaults. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required and would negatively impact our business, financial condition and results of operations.

We may incur unanticipated costs as we complete the restructuring of our business.

We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our business, financial condition and results of operations. The failure to successfully consolidate these operations could undermine the anticipated benefits and synergies of the restructuring, which could adversely affect our business, financial condition and results of operations. The anticipated benefits and synergies of our restructurings relate to cost savings associated with operational efficiencies and greater economies of scale. However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of our business.

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

The world economy has experienced significant fluctuations in the price of oil and energy during the last three years and shortages of steel, copper and rare earth materials. Such fluctuations and shortages have resulted in significant price increases which translated into higher freight and transportation costs and higher raw material supply costs. These higher costs negatively impacted our production costs. We were not able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices, raw material costs or the onset of inflationary pressures could negatively impact our business, financial condition and results of operations.

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

We regularly generate a large percentage of our revenues in the last month of a quarter. Because we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which these orders ship. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, financial condition and results of operations.

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

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens has concentrated purchasing power at the surviving entities, placing further pricing pressures on the products we sell to such customers. Moreover, the recent recession and current economic uncertainty have caused wireless service providers to become more aggressive in demanding price reductions as they attempt to reduce costs. As a result, we are forced to further reduce our prices to such customers, which has negatively impacted our business, financial condition and results of operations. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The weighted average sales price for our products declined in the range of 0% to 15%, depending on the product line, from fiscal 2009 to fiscal 2010 and we expect that this will continue going forward. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. With ongoing consolidation in our industry, the increased size of many of our customers allows them to exert greater pressure on us to reduce prices. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past six years. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The recent constrained credit environment and the worldwide economic recession resulted in lower revenues in fiscal 2009 and 2010 and will likely result in a reduction of demand from some of our customers in the near term. Another example of unanticipated reductions was during fiscal 2006 and into fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

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

By using contract manufacturers, our ability to directly control the use of all inventories is reduced because we do not have full operating control over their operations. If we are unable to accurately forecast demand for our contract manufacturers and manage the costs associated with our contract manufacturers, we may be required to purchase excess inventory and incur additional inventory carrying costs. If we or our contract manufacturers are unable to utilize such excess inventory in a timely manner, and are unable to sell excess components or products due to their customized nature, our  business, financial condition and results of operations would be negatively impacted.

Future additions to, or consolidations of manufacturing operations may present risks, and we may be unable to achieve the financial and strategic goals associated with such actions.

We have previously added new manufacturing locations, as well as consolidated existing manufacturing locations, in an attempt to achieve operating cost savings and improved operating results. We continually evaluate these types of opportunities.  We may acquire or invest in new locations, or we may consolidate existing locations into either existing or new locations in order to reduce our manufacturing costs. For example, in 2009, we established a new manufacturing location in Thailand.  Such activities subject us to numerous risks and uncertainties, including the following:

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

We have had quality problems with our products, including those we have acquired in acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, financial condition and results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in our recent acquisitions. While we seek recovery of amounts that we have paid, or may pay in the future to resolve warranty claims through indemnification from the original manufacturer, this can be a costly and time consuming process.  In our contracts with customers, we negotiate liability limits but not all of the contracts contain liability limits and some contracts contain limits which are greater than the price of the products sold.  As a result, if we have quality problems with our products that we cannot fix and our customers bring a claim against us, we could incur significant liabilities which would have a material adverse effect on our business, financial condition and results of operations.

 If we are unable to hire and retain highly-qualified technical and managerial personnel, we may not be able to sustain or grow our business.

Competition for personnel, particularly qualified engineers, is intense. The loss of a significant number of qualified engineers, as well as the failure to recruit and train additional technical personnel in a timely manner, could have a material adverse effect on our business, financial condition and results of operations. The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may also have a material adverse effect on our business.

We believe that our success depends upon the knowledge and experience of our management and technical personnel and our ability to market our existing products and to develop new products. Our employees are generally employed on an at- will basis and do not have non-compete agreements. Consequently, we have had employees leave us to work for competitors, and we may continue to experience this.

There are significant risks related to our internal and contract manufacturing operations in Asia and Europe.

As part of our manufacturing strategy, we utilize contract manufacturers to make finished goods and supply printed circuit boards in China, Europe, India, Singapore and Thailand. We also maintain our own manufacturing operations in China, the United States and Thailand. There are particular risks of doing business in each jurisdiction and to doing business in foreign jurisdictions generally.

For example, the Chinese legal system lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in the United States, which makes the process of obtaining necessary regulatory approval in China inherently unpredictable. In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the United States and, as a result, we may lose valuable trade secrets and competitive advantage. Also, manufacturing our products and utilizing contract manufacturers, as well as other suppliers throughout the Asia region, exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the United States. Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments during the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable.

As another example, in September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009 and 2010, continuing turmoil impacted the government of Thailand. To date, this has not had a significant impact on our operations in Thailand. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our business, financial condition and results of operations.

Furthermore, we require air or ocean transport to deliver products built in our various manufacturing locations to our customers. High energy costs have increased our transportation costs which have had a negative impact on our production costs. Transportation costs would also escalate if there were a shortage of air or ocean cargo space and any significant increase in transportation costs would cause an increase in our expenses and negatively impact our business, financial condition and results of operations. In addition, if we are unable to obtain cargo space or secure delivery of components or products due to labor strikes, lockouts, work slowdowns or work stoppages by longshoremen, dock workers, airline pilots or other transportation industry workers, our delivery of products could be delayed.

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

For fiscal years 2010, 2009 and 2008, international revenues (excluding North American sales) accounted for approximately 63%, 73% and 70% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

•
compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including relations with unionized labor pools in Europe and in Asia;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorist attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign-based suppliers and from foreign-based competitors throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the United States and the rest of the world; and

•	political or civil turmoil, such as that occurring in Thailand.

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

The departure of any of our management and technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives could have a material adverse effect on our business, financial condition and results of operations. We do not have non-compete agreements with our employees who are generally employed on an at-will basis. Therefore, we have had employees leave us and go to work for competitors and we may continue to experience this. If we are not successful in prohibiting the unauthorized use of our proprietary technology or the use of our processes by a competitor, our competitive advantage may be significantly reduced which would result in reduced revenues.

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

The increasing demand for wireless communications has exerted pressure on regulatory bodies worldwide to adopt new standards for such products, generally following extensive investigation and deliberation over competing technologies. The delays inherent in this type of governmental approval process have caused, and may continue to cause, the cancellation, postponement or rescheduling of the installation of communications systems by our customers. These types of unanticipated delays may result in delayed or canceled customer orders.

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

If we fail to address the above factors in the design and manufacturing of our products, there could be a material adverse effect on our business, financial condition and results of operations.

Our current competitors include Comba Telecom Systems Holdings Ltd, CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG,  Radio Frequency Systems, and Tyco Electronics in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in turn, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our business, financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our business, financial condition and results of operations.

Our failure to enhance our existing products or to develop and introduce new products that meet changing customer requirements and evolving technological standards could have a negative impact on our ability to sell our products.

To succeed, we must improve current products and develop and introduce new products that are competitive in terms of the various factors outlined in the risk factors above. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users. To develop new products, we invest in the research and development of wireless communications network products and coverage solutions. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for next generation networks, as well as development projects for products requested by our customers and improvements to our existing products. The deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. Our research and development efforts are generally funded internally and our customers do not normally pay for our research and development efforts. These costs are expensed as incurred. Therefore, if our efforts are not successful at creating or improving products that are purchased by our customers, there will be a negative impact on our business, financial condition and results of operations due to high research and development expenses.

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

Our corporate headquarters and a large portion of our U.S.-based research and development operations are located in the State of California in regions known for seismic activity. In addition, we have production facilities and have outsourced some of our production to contract manufacturers in Asia, another region known for seismic activity. A significant natural disaster, such as an earthquake, in either of these regions could have a material adverse effect on our business, financial condition and results of operations. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, financial condition and results of operations.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the four years ended January 2, 2011, the closing price of our Common Stock ranged from a high of $7.45 to a low of $0.23 per share. At times, the fluctuations in the price of our Common Stock may have been unrelated to our operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock. The price of our Common Stock may also have been influenced by:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	reductions in wireless infrastructure demand or expectations regarding future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, including new 3G deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors;

•	lawsuits attempting to allege misconduct by the Company and its officers;

•	increases in the number of shares of our Common Stock outstanding, including upon the conversion of outstanding debt securities; and

•	changes in the wireless industry.

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 23.1 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of shares or the perception that sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

Based on the foregoing factors, we expect that our stock price will continue to be extremely volatile. Therefore, we cannot guarantee that our investors will be able to resell our Common Stock at or above the price at which they purchased it.

Failure to maintain effective internal controls over financial reporting could adversely affect our business and the market price of our Common Stock.

Pursuant to rules adopted by the SEC under the Sarbanes-Oxley Act of 2002, we are required to assess the effectiveness of our internal controls over financial reporting and provide a management report on our internal controls over financial reporting in all annual reports. This report contains, among other matters, a statement as to whether our internal controls over financial reporting are effective and the disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Section 404 also requires our independent registered public accounting firm to audit the effectiveness of our internal control over financial reporting.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. Auditing Standard No. 5 provides the professional standards and related performance guidance for auditors to report on the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments, and some of these judgments will be in areas that may be open to interpretation. Therefore, our management’s report on our internal controls over financial reporting may be difficult to prepare, and our auditors may not agree with our management’s conclusions as to the effectiveness of our internal controls.

While we currently believe our internal controls over financial reporting are effective, we are required to comply with Section 404 on an annual basis. If, in the future, we identify one or more material weaknesses in our internal controls over financial reporting during this continuous evaluation process, our management may not be able to assert that such internal controls are effective. Although we currently anticipate satisfying the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion for our future evaluation, testing and any required remediation. Therefore, if we are unable to assert that our internal controls over financial reporting are effective in the future, or if our auditors are unable to attest that our internal controls are effective or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our business and the market price of our Common Stock.

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

While our shareholder rights plan will terminate upon its own terms in June 2011, we are not currently in a position to determine whether a new rights plan will be adopted (and if so, on what terms) or whether other defensive measures will be adopted by our Board of Directors. Any such rights plan or defensive measures may be adopted without seeking the approval of shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet
Administrative Facilities:
Santa Ana, California	Owned	360,000
Kempele, Finland	Owned	248,000
Hyderabad, India	Leased	52,000
Kista, Sweden	Leased	21,000
Shipley, United Kingdom	Leased	20,000
Manufacturing Facilities:
Coppell, Texas	Leased	17,000
Suzhou, China	Leased	158,000
Laem Chabang, Thailand	Owned	135,000
Total		1,011,000

Additionally, we maintain 16 sales, engineering, and operating offices worldwide. The administrative facilities consist of our sales, engineering, research and development and corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Powerwave’s Common Stock is quoted on the NASDAQ Global Select Market under the symbol PWAV. Below are the high and low sales prices as reported by NASDAQ for Powerwave’s Common Stock for the periods indicated.

	High	Low
Fiscal Year 2010
First Quarter Ended April 4, 2010	$1.53	$1.05
Second Quarter Ended July 4, 2010	$1.94	$1.24
Third Quarter Ended October 3, 2010	$2.10	$1.42
Fourth Quarter Ended January 2, 2011	$2.77	$1.72

Fiscal Year 2009
First Quarter Ended March 29, 2009	$0.67	$0.22
Second Quarter Ended June 28, 2009	$1.68	$0.44
Third Quarter Ended September 27, 2009	$1.79	$1.12
Fourth Quarter Ended January 3, 2010	$1.74	$1.06

Holders

There were 614 stockholders of record as of February 11, 2011. We believe there are approximately 13,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We anticipate that all future earnings will be retained to finance future growth.

Issuer Purchases of Equity Securities

The following table details the repurchases of Powerwave Common Stock that were made during the quarter ended January 2, 2011:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
October 4 – November 7	—		—	—	—
November 8 – December 5	1,719	(1)	$2.11	—	—
December 6 – January 2	—		—	—	—

(1)	During November 2010, 1,719 shares of Common Stock were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of 4,687 shares under restricted stock grants.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$140
$120
$100
$80
$60
$40
$20
$0
1/1/06
12/31/06
12/30/07
12/28/08
1/3/10
1/2/11
Powerwave Technologies, Inc.
S&P 500
S&P Communications Equipment

*$100 invested on 1/1/06 in stock or 12/31/05 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2006	$51.31	$115.80	$115.50
2007	$35.48	$122.16	$117.86
2008	$3.96	$76.96	$70.51
2009	$10.02	$97.33	$103.51
2010	$20.21	$111.99	$101.24

The material in the above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act or the Exchange Act, and whether made on, before or after the date of this report and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporate this performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data reflects financial data from Powerwave and its subsidiaries on a consolidated basis. The selected consolidated statements of operations data for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 and balance sheet data as of January 2, 2011 and January 3, 2010 set forth below have been derived from the audited financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 30, 2007 and December 31, 2006 and consolidated balance sheet data as of December 28, 2008, December 30, 2007 and December 31, 2006 set forth below have been derived from the audited financial statements for such years not included in this Annual Report on Form 10-K. The historical results presented here are not necessarily indicative of future results.

	Fiscal Year Ended (in thousands, except per share data)
	January 2, 2011 (4)	January 3, 2010 (4)	December 28, 2008 (1) (4)	December 30, 2007 (1) (4)	December 31, 2006 (1) (2) (3)
Consolidated Statements of Operations Data:
Net sales	$591,461	$567,486	$890,234	$780,517	$716,886
Gross profit	169,851	142,492	147,528	87,251	90,891
Operating income (loss)	26,824	(1,877)	(380,043)	(300,271)	(135,839)
Income (loss) from continuing operations	3,713	(5,670)	(362,293)	(316,897)	(144,396)
Total discontinued operations, net of tax	—	—	—	—	(21,357)
Net income (loss)	$3,713	$(5,670)	$(362,293)	$(316,897)	$(165,753)
Earnings (loss) per share from continuing operations:
Basic	$0.03	$(0.04)	$(2.76)	$(2.43)	$(1.25)
Diluted	$0.03	$(0.04)	$(2.76)	$(2.43)	$(1.25)
Loss per share from discontinued operations:
Basic	$—	$—	$—	$—	$(0.18)
Diluted	$—	$—	$—	$—	$(0.18)
Net earnings (loss) per share:
Basic	$0.03	$(0.04)	$(2.76)	$(2.43)	$(1.43)
Diluted	$0.03	$(0.04)	$(2.76)	$(2.43)	$(1.43)
Basic weighted average common shares	133,145	131,803	131,077	130,396	115,918
Diluted weighted average common shares	136,216	131,803	131,077	130,396	115,918

Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$62,531	$63,039	$50,339	$65,517	$47,836
Working capital	$131,760	$175,414	$179,059	$192,160	$249,464
Total assets	$425,584	$389,852	$487,294	$980,069	$1,214,460
Long-term debt, net of current portion	$150,000	$268,983	$285,256	$314,883	$287,274
Total shareholders’ equity	$61,279	$612	$5,384	$416,576	$693,052

(1)
Fiscal years 2008, 2007 and 2006 include significant intangible asset amortization, acquisition and restructuring and impairment charges totaling $397.0 million, $229.1 million, and $110.7 million, respectively. See further discussion of 2008 in Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

(2)	Fiscal year 2006 includes the financial results of Filtronic plc beginning on the date of our acquisition on October 15, 2006.
(3)	In September 2006, we sold Arkivator Falköping AB, which has been classified as discontinued operations for all periods presented.
(4)
Fiscal years 2009, 2008 and 2007 include gains related to the repurchase of outstanding convertible subordinated debt of $9.8 million, $26.3 million and $2.2 million respectively. Fiscal year 2010 includes a loss related to the repurchase of convertible subordinated debt of $0.4 million, a loss on conversion of convertible subordinated debt of $1.0 million and a gain on exchange of convertible subordinated debt of $0.5 million.

(5)	There were no cash dividends paid in the periods listed above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes included in this report. This discussion and analysis contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those risk factors disclosed pursuant to Part 1, Item 1A.

Introduction and Overview

Powerwave is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of wireless phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for Powerwave during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For most of 2008, demand once again increased. However, in the fourth quarter of 2008, demand for our products was negatively impacted by the global economic recession. This significantly impacted demand during 2009 and our revenues fell by 36% from 2008 levels, thus negatively impacting our financial results. During 2008 and 2009, we initiated several cost cutting measures aimed at lowering our operating expenses. During 2010, demand began to improve and revenues grew by 4% from 2009 levels.  We may be required to further reduce operating expenses if there is a significant or prolonged reduction in spending by our customers.

In the past, there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets, the recent global recession, continuing economic uncertainty, and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry, which has in the past led to reductions in our revenues and contributed to our reported operating losses. In addition to the significant reduction in revenues during 2009, an example of prior reductions was during fiscal 2006 and 2007, when we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined to result in directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.

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

Looking back over the last six years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, which was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business.  We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the acquisition of the wireless business of Filtronic plc. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadening our radio frequency (“RF”) conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. During fiscal years 2007, 2008 and 2009, we completed the integration of this acquisition, as well as focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last six years, these acquisitions do not provide any guarantee that our revenues will increase.

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

Revenue Recognition

The majority of our revenue is derived from the sale of products. We recognize revenue from product sales at the time of shipment or delivery and passage of title depending upon the terms of the sale, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. We offer certain customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. We monitor and track product returns and record a provision for the estimated amount of future returns based on historical experience and any notification we receive of pending returns. While returns have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same return rates that we have in the past. Any significant increase in product returns could have a material adverse effect on our operating results for the period or periods in which these returns materialize.  A portion of our sales involve contracts that may include the design, customization, implementation and installation of wireless coverage applications utilizing our coverage solution products.  We recognize revenue using the percentage-of-completion method for these types of arrangements.  We measure progress towards completion by comparing actual costs incurred to total planned project costs.  Such sales have not historically been a significant amount of our total sales.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon each customer’s payment history and credit worthiness, as well as various other factors as determined by our review of their credit information. We monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our accounts receivable are highly concentrated in a small number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the collectability of our accounts receivable, our liquidity and our future operating results.

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

Acquired tax liabilities related to prior tax returns of acquired entities at the date of purchase are recognized based on our estimate of the ultimate settlement that may be accepted by the tax authorities. We continually evaluate these tax-related matters. At the date of any material change in our estimate of items relating to an acquired entity’s prior tax returns, and at the date that the items are settled with the tax authorities, any liabilities previously recognized are adjusted to increase or decrease the remaining balance of goodwill attributable to that acquisition. However, effective beginning in 2009, adjustments to acquired tax liabilities will increase or decrease income tax expense in accordance with accounting guidance now codified as FASB ASC Topic 810, “Consolidation.”

Accounting guidance now codified as FASB ASC Topic 740-20, “Income Taxes – Intraperiod Tax Allocation,” clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FASB ASC Topic 740-20 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FASB ASC Topic 740-20 and have analyzed filing positions in all of the federal, state and foreign jurisdictions where we are required to file income tax returns for all open tax years in these jurisdictions. The periods subject to examination for our U.S. federal return are the 2007 through 2010 tax years, including adjustments to net operating loss and credit carryovers to those years. In addition, we have subsidiaries in various foreign jurisdictions that have statutes of limitation generally ranging from 3 to 6 years. We recognize interest and penalties related to unrecognized tax benefits in income tax expense.

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

Warranties

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreement. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. We record an estimate for standard warranty-related costs based on our historical return rates and repair costs at the time of the sale and update these estimates throughout the warranty period. While our warranty costs have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We also have contractual commitments to various customers that require us to incur costs to repair an epidemic defect with respect to our products outside of our standard warranty period if such defect were to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to us and the costs of repair can be reasonably estimated. While we have occasionally experienced significant costs due to epidemic defects in the past, we have not regularly experienced significant costs related to epidemic defects. We cannot guarantee that we will not experience significant costs to repair epidemic defects in the future. A significant increase in product return rates or in the costs to repair our products, or an unexpected epidemic defect in our products, could have a material adverse effect on our operating results during the period in which the returns or additional costs materialize.

Accruals for Restructuring and Impairment Charges

We recorded $3.8 million, $4.5 million and $368.3 million of restructuring and impairment charges during fiscal years 2010, 2009 and 2008, respectively. The 2008 charges include $315.9 million related to the impairment of goodwill and $29.5 million related to the impairment of our intangible assets. See further discussions of these charges under Cost of Sales, Gross Profit and Operating Expenses below and in Note 5 of the Notes to Consolidated Financial Statements.

2009 Restructuring Plan

In January 2009, we formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“2009 Restructuring Plan”). As part of this plan, we initiated personnel reductions at both domestic and foreign locations, with primary reductions in the United States, Finland and Sweden. These reductions were undertaken in response to economic conditions and the global recession that began in the fourth quarter of 2008. We finalized this plan in the fourth quarter of 2009 and additional amounts were accrued in 2010 related to actions associated with this plan.

A summary of the activity affecting our accrued restructuring liability related to the 2009 Restructuring Plan for the fiscal year ended January 2, 2011 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$501	$—	$501
Amounts accrued	2,168	179	2,347
Amounts paid/incurred	(2,078)	(179)	(2,257)
Effects of exchange rates	5	—	5
Balance at January 2, 2011	$596	$—	$596

The costs associated with these exit activities were recorded in accordance with the accounting guidance for “Exit or Disposal Obligations.”  Pursuant to this guidance, a liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for one-time employee termination benefits that is incurred over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. We expect that the workforce reduction amounts will be paid through the first quarter of 2012.

2008 Restructuring Plan

In June 2008, we formulated and began to implement a plan to consolidate operations and reduce manufacturing and operating expenses (“2008 Restructuring Plan”). As part of this plan, we closed our Salisbury, Maryland manufacturing facility and transferred most of the production to our other manufacturing operations. In addition, we closed our design and development center in Bristol, UK and discontinued manufacturing operations in Kempele, Finland. These actions were finalized in the first quarter of 2009.

A summary of the activity affecting our accrued restructuring liability related to the 2008 Restructuring Plan for the fiscal year ended January 2, 2011 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 3, 2010	$177	$334	$511
Amounts accrued	20	(55)	(35)
Amounts paid/incurred	(199)	(248)	(447)
Effects of exchange rates	2	(31)	(29)
Balance at January 2, 2011	$—	$—	$—

All actions associated with this plan were completed in the fourth quarter of 2010.

Integration of LGP Allgon and REMEC, Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of LGP Allgon’s operations and REMEC, Inc.’s wireless systems business, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill. The implementation of the restructuring and integration plan is complete.

A summary of the activity affecting our accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the fiscal year ended January 2, 2011 is as follows:

Facility Closures & Equipment Write-downs
Balance at January 3, 2010	$791
Amounts accrued	—
Amounts paid/incurred	(638)
Effects of exchange rates	—
Balance at January 2, 2011	$153

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

In October 2009, the FASB issued an update to ASC Topic 985, “Software.” This ASU No. 2009-14, “Software – Certain Revenue Arrangements that Include Software Elements,” modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that function together to deliver a product’s essential functionality.

These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not believe that these standards will have a material affect on our business, financial condition or results of operations.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the years ended January 2, 2011, January 3, 2010 and December 28, 2008:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	70.9	74.1	77.2
Intangible amortization	—	0.5	2.1
Restructuring and impairment charges	0.4	0.3	4.1
Total cost of sales	71.3	74.9	83.4
Gross profit	28.7	25.1	16.6
Operating expenses:
Sales and marketing	5.5	6.0	5.1
Research and development	10.6	10.4	8.7
General and administrative	7.9	8.4	7.1
Intangible asset amortization	—	0.2	1.1
Restructuring and impairment charges	0.2	0.4	1.8
Goodwill impairment charge	—	—	35.5
Total operating expenses	24.2	25.4	59.3
Operating income (loss)	4.5	(0.3)	(42.7)
Other income (expense), net	(2.6)	(0.1)	2.4
Income (loss) before income taxes	1.9	(0.4)	(40.3)
Income tax provision	1.3	0.6	0.4
Net income (loss)	0.6%	(1.0)%	(40.7)%

Years ended January 2, 2011 and January 3, 2010

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

The following table presents an analysis of our sales based upon our various customer groups:

	Fiscal Year Ended (in thousands)
Customer Group	January 2, 2011		January 3, 2010
Wireless network operators and other	$342,082	58%	$208,661	37%
Original equipment manufacturers	249,379	42%	358,825	63%
Total	$591,461	100%	$567,486	100%

Sales increased by 4% to $591.5 million for the fiscal year ended January 2, 2011, from $567.5 million for the fiscal year ended January 3, 2010.  The increase was primarily due to the increase in direct sales to wireless network operators and others, offset by the decrease in demand from our original equipment manufacturer customers.  The global recession and associated tight credit markets impacted both fiscal years’ sales and our strategy of focusing our sales efforts on higher margin product and solution sales contributed to the reduction in demand from original equipment manufacturers during 2010.  Overall, the first quarter of 2010 was our low point in terms of quarterly revenue, reaching only $114.5 million compared to $149.7 million for the first quarter of 2009.  Our fiscal 2010 sales also were impacted by component supply constraints which have been reduced significantly by the end of fiscal 2010.

The following table presents an analysis of our sales based upon our various product groups:

	Fiscal Year Ended (in thousands)
Wireless Communications Product Group	January 2, 2011		January 3, 2010
Antenna systems	$256,743	44%	$150,610	27%
Base station systems	280,010	47%	364,166	64%
Coverage systems	54,708	9%	52,710	9%
Total	$591,461	100%	$567,486	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers, VersaFlex cabinets and radio transceivers. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna system sales is primarily due to the increase in our sales directly to wireless network operators, who traditionally purchase antenna products directly from suppliers as opposed to original equipment manufacturers.  The reduction in base station sales during 2010 is primarily related to our reduced sales to original equipment manufacturers who traditionally are the primary sellers of these types of products to wireless network operators.  The global recession and associated tight credit markets impacted both fiscal years’ sales and our strategy of focusing our sales efforts on higher margin product and solution sales contributed to the reduction in demand for base station systems during 2010.

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

The following table presents an analysis of our sales based upon the geographic area to which a product was shipped:

	Fiscal Year Ended (in thousands)
Geographic Area	January 2, 2011		January 3, 2010
Americas	$222,973	38%	$163,794	29%
Asia Pacific	187,433	32%	233,463	41%
Europe	148,829	25%	135,600	24%
Other international	32,226	5%	34,629	6%
Total	$591,461	100%	$567,486	100%

Revenues increased in the Americas region during fiscal 2010 due to increased demand from wireless network operators who increased their infrastructure spending plans in preparation for and as part of 4G network deployments or upgrades. This was offset by a decrease in the Asia Pacific and Other international regions in 2010 as compared with 2009. The decrease in these regions was largely due to contraction in our original equipment manufacturer sales channel, resulting from reduced network operator demand due to the global recession and our strategy of not pursuing low margin, commodity type business. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as previously noted, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated the impact of exchange rates in effect for the year ended January 2, 2011 to those in effect for the year ended January 3, 2010, and the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for fiscal 2010 of less than one percent.  This impact did not have a material impact on our sales.  We are unable to predict the future impact of such currency fluctuations on our future results.

For the year ended January 2, 2011, total sales to Nokia Siemens accounted for approximately 24% of sales for the year.  For the year ended January 3, 2010, total sales to Nokia Siemens accounted for approximately 34% of sales. No other single direct customer accounted for more than 10% of revenue in either year.  Our business remains largely dependent upon a limited number of customers within the wireless communications market, and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including those in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategies concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Additionally, wireless network operators may choose to further consolidate their purchase of products to single sources or consolidators, which could cause a reduction in our revenue or reduced pricing for our products.  Due to the possible uncertainties associated with wireless infrastructure deployments and customer demand, we have experienced and expect to continue to experience significant fluctuations in demand from both our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead (which includes equipment and facility depreciation), transportation costs, warranty costs and amortization of product-related intangibles. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, typically the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as manufacturing volumes decline, since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase, since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and manufacturing volumes decline due to higher amounts of overhead variances expensed to cost of sales. Our gross profit margins generally increase as our revenue and manufacturing volumes increase due to lower amounts of overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Fiscal Year Ended (in thousands)
	January 2, 2011		January 3, 2010
Net sales	$591,461	100%	$567,486	100.0%
Cost of sales:
Cost of sales	419,199	70.9%	420,568	74.1%
Intangible amortization	—	0%	2,494	0.5%
Restructuring and impairment charges	2,411	0.4%	1,932	0.3%
Total cost of sales	421,610	71.3%	424,994	74.9%
Gross profit	$169,851	28.7%	$142,492	25.1%

Our total gross profit and gross profit percentage increased during fiscal 2010 compared to fiscal 2009, primarily as a result of our increased revenues and the impact of our prior cost reduction and restructuring actions.  Our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margin.  The decrease in intangible amortization costs in 2010 is due to our intangible assets being fully amortized in 2009. We incurred approximately $2.4 million of restructuring and impairment charges in cost of sales during fiscal 2010 primarily related to severance, inventory and facility related charges in Estonia as we closed our manufacturing facility and consolidated the activities into other locations. We incurred approximately $1.9 million of restructuring and impairment charges in cost of sales during fiscal 2009, primarily related to severance charges in the United States, Finland, Sweden and the UK. Included in cost of sales was stock-based compensation expense of $0.4 million and $1.1 million for fiscal 2010 and 2009 respectively for stock options and employee stock purchase plans.

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

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our prior decisions to close and consolidate several of our manufacturing locations as part of our restructuring plans to reduce our manufacturing costs over the last three years. However, we cannot guarantee that these cost reductions and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected. See “Our average sales prices have declined…” and “Our reliance on contract manufacturers exposes us to risks…” under Part I, Item 1A, Risk Factors.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Year Ended (in thousands)
	January 2, 2011		January 3, 2010
Operating Expenses
Sales and marketing	$32,412	5.5%	$34,233	6.0%
Research and development	62,492	10.6%	58,920	10.4%
General and administrative	46,716	7.9%	47,658	8.4%
Intangible amortization	—	—%	947	0.2%
Restructuring and impairment charges	1,407	0.2%	2,611	0.4%
Total operating expenses	$143,027	24.2%	$144,369	25.4%

Sales and marketing expenses consist primarily of salaries and sales commissions, travel expenses, advertising and marketing expenses, selling expenses, customer demonstration unit expenses and trade show expenses. Sales and marketing expenses decreased by $1.8 million, or 5%, during fiscal 2010 as compared to fiscal 2009. The decrease was due primarily to lower commissions and reduced bad debt expense.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $3.6 million, or 6%, during fiscal 2010 as compared with fiscal 2009, primarily due to higher personnel costs, higher incentive compensation and higher materials costs used in research and development activities, which were partially offset by lower professional fees for outsourced research and development activities.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased by $0.9 million, or 2%, during fiscal 2010 as compared to fiscal 2009. This decrease was due to lower tax and audit-related fees and lower insurance costs.  These reductions were partially offset by higher incentive compensation.

Included in total operating expenses is approximately $2.9 million for compensation expense that was recognized during fiscal 2010 for restricted stock, stock options and employee stock purchase plan awards. During fiscal 2009, approximately $3.3 million was recorded for similar expenses.

There was no amortization of customer-related intangibles from our acquisitions for fiscal 2010, compared with $0.9 million for fiscal 2009 (see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data).  The decreased amortization expense for fiscal 2010 was a result of the intangible asset amortization from our past acquisitions being fully completed in fiscal 2009.

Restructuring charges of $1.4 million were recorded in fiscal 2010, primarily related to severance costs in Estonia, the United States and Canada, and facility and asset-related charges in Estonia.  Restructuring charges of $2.6 million were recorded during fiscal 2009 primarily related to severance costs in the United States, Finland and Sweden.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Fiscal Year Ended (in thousands)
	January 2, 2011		January 3, 2010
Interest income	$199	0.1%	$572	0.1%
Interest expense	(14,165)	(2.4)%	(17,036)	(3.0)%
Foreign currency gain (loss)	(2,436)	(0.4)%	3,964	0.7%
Gain (loss) on repurchase of convertible debt	(351)	(0.1)%	9,767	1.7%
Gain on exchange of convertible debt	483	0.1%	—	—%
Loss on conversion of convertible debt	(1,049)	(0.2)%	—	—%
Other income, net	1,938	0.3%	2,222	0.4%
Other income (expense), net	$(15,381)	(2.6)%	$(511)	(0.1)%

Interest expense decreased during fiscal year 2010, as compared to fiscal years 2009 due to lower interest expense associated with the retirement of approximately $25.4 million in aggregate par value of our 1.875% Convertible Subordinated Notes during fiscal 2009 and the retirement of approximately $3.0 million and $10.0 million in aggregate par value of our outstanding 1.875% Convertible Subordinated Notes during Q2 2010 and Q3 2010 respectively. In addition, interest expense included non-cash interest for the amortization of the note discount on our 1.875% Convertible Subordinated Notes of $3.7 million, which was $2.4 million lower than the $6.1 million for the 2009 period.  These purchases of debt resulted in an aggregate loss of $0.4 million for fiscal 2010.  We also experienced a gain of $0.5 million on the exchange of $60.0 million in aggregate principal amount of the 1.875% Convertible Subordinated Notes for $60.0 million in aggregate principal amount of 1.875% Convertible Senior Subordinated Notes.  During fiscal 2009, we recognized a gain of $9.8 million on the purchase of $25.4 million in aggregate principal amount of our outstanding 1.875% Convertible Subordinated Notes. We recognized a net foreign currency loss of $2.4 million for the year ended January 2, 2011 primarily due to fluctuations between the U.S. Dollar, the Euro and the Chinese RMB, compared to a foreign currency gain of $4.0 million for the year ended January 3, 2010.

Income Tax Provision

Our effective tax rate for the year ended January 2, 2011 was 67.6% of our pre-tax income of $11.4 million.  Due to the uncertainty of the timing and ultimate realization of our deferred tax assets, we have recorded a valuation allowance against a portion of the assets.  As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance.  Accordingly, tax expense for the year ended January 2, 2011 consisted primarily of tax expense from operations in foreign jurisdictions, primarily China, which cannot be offset against tax losses incurred in other jurisdictions, primarily the U.S.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction. Our effective tax rate for the year ended January 3, 2010 was an expense of approximately 137.4% of our pre-tax losses of $2.4 million. Our tax expense for 2009 was reduced by approximately $2.7 million from a reduction in our liability for income taxes associated with uncertain tax positions as a result of the expiration of the statutory audit period of the tax jurisdiction as well as being effectively settled under audit.  Although we had a pre-tax loss in 2009, we recognized income tax expense because of tax expense from operations in foreign jurisdictions, primarily China, which cannot be offset against tax losses in other jurisdictions, primarily the U.S.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Fiscal Year Ended (in thousands)
	January 2, 2011	January 3, 2010
Operating income (loss)	$26,824	$(1,877)
Other income (expense), net	(15,381)	(511)
Income (loss) before income taxes	11,443	(2,388)
Income tax provision	7,730	3,282
Net income (loss)	$3,713	$(5,670)

Our net income for the year ended January 2, 2011 was $3.7 million compared to a net loss of $5.7 million for the year ended January 3, 2010.  Our net income during fiscal 2010 as compared with our net loss during fiscal 2009 is the result of higher revenues and improved gross margins combined with lower manufacturing costs and operating expenses resulting from our worldwide cost-cutting and restructuring activities, lower restructuring and impairment costs and the lack of intangible asset amortization costs as such assets were fully amortized in the prior year.   These were partially offset by higher other expenses, including a foreign currency translation loss for 2010.

Years ended January 3, 2010 and December 28, 2008

Net Sales

Sales decreased by 36% to $567.5 million for the fiscal year ended January 3, 2010, from $890.2 million for the fiscal year ended December 28, 2008.  This decrease was due to several factors, including decreased demand from both our network operator customers and our original equipment manufacturer customers, which decreased by approximately 37% and 36%, respectively. The decreases were primarily due to significantly reduced demand related to the global macroeconomic crisis and associated global credit crisis and economic recession that began in the fall of 2008. This economic instability and the tight credit markets impacted our customers’ demand for products throughout fiscal 2009.

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

The decrease in all product group sales as listed in the table above was due to the significantly reduced demand related to the global economic crisis and recession impacting both our original equipment manufacturer and network operator customers during the year ended January 3, 2010 as compared to the year ended December 28, 2008.

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

A large portion of our revenues are generated in currencies other than the U.S. Dollar.  We calculated that when comparing exchange rates in effect for the year ended January 3, 2010 to those in effect for the year ended December 28, 2008; the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for fiscal 2009 of less than one percent.  This impact did not have a material impact on our sales.

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

Our total gross profit decreased during fiscal 2009 compared to fiscal 2008, primarily as a result of our decreased revenues. At the same time, our gross margin percentage actually increased to 25.1% in fiscal 2009, as compared to 16.6% in fiscal 2008.  Our cost reduction activities, which included manufacturing plant consolidations and closures, helped to reduce our fixed costs and manufacturing cost overheads, which contributed to the improved gross margin percentage.  The decrease in intangible amortization costs in 2009 is due to the intangible asset impairment recorded in the fourth quarter of 2008 (see Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data). We incurred approximately $1.9 million of restructuring and impairment charges in cost of sales during fiscal 2009 primarily related to severance charges in the United States, Finland, Sweden and the UK. We incurred approximately $36.2 million of restructuring and impairment charges in cost of sales during fiscal 2008, primarily related to the write-down and impairment of certain intangibles. The balance of these charges was related to the closure of our manufacturing facilities in Salisbury, Maryland and China, and the related impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue. These charges and amortization accounted for approximately 5.4% of the improved gross margins from 2008 to 2009. Included in cost of sales was $1.1 million for stock-based compensation expense that was recorded during fiscal 2009 for stock options and employee stock purchase plans. During fiscal 2008, approximately $1.0 million was recorded for similar expenses.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Year Ended (in thousands)
	January 3, 2010		December 28, 2008
Operating Expenses
Sales and marketing	$34,233	6.0%	$44,857	5.1%
Research and development	58,920	10.4%	77,652	8.7%
General and administrative	47,658	8.4%	63,491	7.1%
Intangible amortization	947	0.2%	9,508	1.1%
Restructuring and impairment charges	2,611	0.4%	16,178	1.8%
Goodwill impairment charge	—	—%	315,885	35.5%
Total operating expenses	$144,369	25.4%	$527,571	59.3%

Sales and marketing expenses decreased by $10.6 million, or 24%, during fiscal 2009 as compared to fiscal 2008. The decrease was due primarily to lower personnel costs resulting from restructuring actions taken during 2008 and 2009, lower travel expenses and lower trade show expenses, slightly offset by an increase in bad debt expense.

Research and development expenses decreased by $18.7 million, or 24%, during fiscal 2009 as compared with fiscal 2008, due to reduced personnel costs from restructuring actions taken during 2008 and 2009, lower travel expenses and lower professional fees for outsourced research and development costs.  In addition, a significant portion of the reduction in our research and development expense was related to the ramp-up of our India research and development center and the corresponding reduction in engineering resources at higher cost locations. Also contributing to the decrease in research and development expenses were lower material expenses used in research and development activities.  In addition, expenses for fiscal 2008 included an employee bonus accrual of $1.3 million.  No bonuses were accrued during fiscal 2009.

General and administrative expenses decreased by $15.8 million, or 25%, during fiscal 2009 as compared to fiscal 2008. This decrease was due primarily to reduced payroll resulting from personnel reductions taken during 2008 and 2009 from our restructuring activities and lower tax, audit and professional fees.  In addition, expenses for fiscal 2008 included an employee bonus accrual of $1.4 million.  No bonuses were accrued during fiscal 2009.

Included in total operating expenses is approximately $3.3 million for compensation expense that was recognized during fiscal 2009 for restricted stock, stock options and employee stock purchase plan awards pursuant to FASB ASC Topic 718. During fiscal 2008, approximately $3.8 million was recorded for similar expenses.

Amortization of customer-related intangibles from our acquisitions, amounted to $0.9 million for fiscal 2009, compared with $9.5 million for fiscal 2008 (see Note 5 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data).  The decreased amortization expense for fiscal 2009 was a result of the intangible asset impairment recorded in the fourth quarter of 2008, which led to lower amortization in 2009. The amortization of these intangibles from our past acquisitions was fully completed in fiscal 2009.

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

For fiscal 2008, we recorded a goodwill impairment charge of $315.9 million. For further discussion of this charge, see Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

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

Interest income and interest expense both decreased slightly during the year ended January 3, 2010, as compared to the year ended December 28, 2008. Interest expense decreased slightly due to lower interest expense associated with the retirement of approximately $25.4 million of our long-term debt during fiscal 2009, as compared to fiscal 2008.  During fiscal 2009, we recognized a gain of $9.8 million on the purchase of $25.4 million in aggregate par value of our outstanding 1.875% Convertible Subordinated Notes, compared to a gain of $26.3 million on the purchase of $43.7 million in aggregate par value of the same notes during fiscal 2008.  We recognized a net foreign currency gain of $4.0 million for the year ended January 3, 2010 primarily due to fluctuations between the U.S. Dollar, the Euro and the Swedish Krona, compared to a foreign currency gain of $11.5 million for the year ended December 28, 2008.

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

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financing, available borrowings under bank lines of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity currently consist of our existing cash balances, funds expected to be generated from future operations, and borrowings under our credit agreement with Wells Fargo Capital Finance, LLC (“Credit Agreement”). As of January 2, 2011, we had working capital of $131.8 million, including $61.6 million in unrestricted cash and cash equivalents as compared to working capital of $175.4 million at January 3, 2010, which included $60.4 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the years ended January 2, 2011 and January 3, 2010:

	Fiscal Year Ended (in thousands)
	January 2, 2011	January 3, 2010
Net cash provided by (used in):
Operating activities	$15,767	$31,269
Investing activities	(2,780)	(2,575)
Financing activities	(13,029)	(13,484)
Effect of foreign currency translation on cash and cash equivalents	1,204	(1,677)
Net increase (decrease) in cash and cash equivalents	$1,162	$13,533

Operating Activities

Net cash provided by operations during the year ended January 2, 2011 was $15.8 million as compared with $31.3 million during the year ended January 3, 2010. The decrease in cash flow from operations is due to increased cash used in working capital, primarily due to higher accounts receivable related to higher fourth quarter revenues in 2010 compared with 2009, offset in part by higher net income.

Investing Activities

Net cash used in investing activities during the year ended January 2, 2011 was $2.8 million as compared with net cash used in investing activities of $2.6 million during the year ended January 3, 2010. The net cash used in investing activities during fiscal 2010 includes capital expenditures of $4.7 million offset by the release of $1.7 million of restricted cash. The net cash used in investing activities during fiscal 2009 represents capital expenditures of $10.2 million, offset by a reduction in our restricted cash of $0.8 million, proceeds from a settlement of litigation of $2.0 million, proceeds from the final installment payment from the sale of the Arkivator business in 2006 of $0.5 million, proceeds from the sale of the Salisbury, Maryland building of $3.9 million and proceeds from the sale of fixed assets of $0.4 million. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas.

Financing Activities

Net cash used in financing activities of $13.0 million during the year ended January 2, 2011 relates primarily to the repurchase of $13.0 million in aggregate principal amount of our 1.875% Convertible Subordinated Notes for approximately $12.7 million. Net cash used in financing activities of $13.5 million during the year ended January 3, 2010 relates primarily to the repurchase of $25.4 million in aggregate principal amount of our 1.875% Convertible Subordinated Notes for approximately $12.4 million, as well as $1.3 million in debt issuance costs incurred related to our Credit Agreement.

Future Cash Requirements

Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement with Wells Fargo Capital Finance, LLC, the terms of which are described below. We currently believe that these sources will provide us with sufficient funds to finance our current operations for at least the next twelve months. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We have a total of $207.9 million of long-term convertible subordinated notes outstanding at January 2, 2011, consisting of $57.9 million of 1.875% Convertible Subordinated Notes and $150.0 million of 3.875% Convertible Subordinated Notes due 2027 (the “3.875% Convertible Subordinated Notes”).  Holders of the 1.875% Convertible Subordinated Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 3.875% Convertible Subordinated Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to repurchase our debt on the dates referenced above. If we have not retired the debt prior to the repurchase dates referenced above, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all in light of the current economic uncertainty and the possibility of a recession in the future. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Credit Agreement

We entered into a Credit Agreement with Wells Fargo Capital Finance, LLC on April 3, 2009.   On January 31, 2011 we amended the Credit Agreement to, among other things, extend the maturity of the facility to August 2014 from August 2011 and reduce the interest rates payable under the Credit Agreement at all borrowing levels.  See Note 4 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.  Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under our line of credit falls below $15.0 million.  As of January 2, 2011 we are in compliance with all financial covenants.  As of January 2, 2011, we had approximately $29.0 million of availability under the Credit Agreement, of which approximately $6.4 million was utilized for an outstanding letter of credit.

Future Financings

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively do so in the future. We may require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financing, as well as from other sources including the sale of certain real property. Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including our financial performance, credit rating, debt position, and the market price for our Common Stock, which are all directly impacted by our ability to achieve positive financial results. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions.  We can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements on terms that are favorable to us or at all. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business, the cost of additional funding or borrowing could increase, and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of January 2, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt, Including Current Portion

At January 2, 2011, we had $57.9 million of our 1.875% Convertible Subordinated Notes outstanding.  In the fourth quarter of 2010 this was reclassified to current liabilities as the holders of this debt may require us to repurchase this debt on November 15, 2011.

At January 2, 2011, we had $150.0 million in principal amount of our 3.875% Convertible Subordinated Notes outstanding. These notes are convertible into shares of our Common Stock at the option of the holder, and the holders of this debt may require us to repurchase this debt on October 1, 2014. (See Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.)

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

Contract Agreements with Contract Manufacturers

Our typical contractual agreements with contract manufacturers do not require us to purchase a fixed amount of products or generate a fixed amount of profit for the contract manufacturer. Pricing and other terms are normally reviewed on a quarterly basis. To further clarify the pricing clauses common in our contracts with contract manufacturers, the actual revenue margin of a third-party contract manufacturer is proprietary information that is not readily available to any customer. While our agreements normally state that pricing shall be on an open book basis, they also state that such basis is to be consistent with current practices and that it must be consistent with their confidentiality terms with other third parties. What this means in practice is that it is extremely difficult for Powerwave to accurately forecast what is actually being earned by a contract manufacturer, therefore it is typical that an ongoing negotiation occurs between the parties to determine what the actual prices will be. If we are unable to adequately manage and negotiate pricing with our contract manufacturing partners, we may pay higher prices for contract manufacturing services which would have a negative impact on our business, operating margins, financial condition and results of operations.

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

Contractual Obligations

As of January 2, 2011, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest) (1) (2)	$64,678	$11,625	$160,176	$—	$236,479
Operating lease obligations	3,296	4,743	2,493	384	10,916
Purchase commitments with contract manufacturers	10,591	—	—	—	10,591
Other purchase commitments	49,521	—	—	—	49,521
Total contractual obligations and commercial commitments (3)	$128,086	$16,368	$162,669	$384	$307,507

(1)
Holders of the $57.9 million outstanding principal amount of our 1.875% Convertible Subordinated Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The figures in the table assume the notes will be repurchased at the note holders’ earliest option date and will not be held to maturity.

(2)
Holders of the $150.0 million outstanding principal amount of our 3.875% Convertible Subordinated Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The figures in the table assume the notes will be repurchased at the note holders’ earliest option date and will not be held to maturity.

(3)
The liability for unrecognized tax benefits is not included above due to the uncertainty in the timing of payment.  See details of this liability in Note 14 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

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

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of January 2, 2011, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price for the debt.

We have exposure to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposure to these risks and have concluded that none of our exposure in these areas is material to fair values, cash flows or earnings.

Foreign Currency Risk

Our international operations represent a substantial portion of our operating results and asset base. We maintain various operations in foreign locations including Brazil, China, Finland, France, Germany, India, Singapore, Sweden, Thailand and the United Kingdom. These international operations generally incur local operating costs and generate third-party revenues in currencies other than the U.S. Dollar. These foreign currency revenues and expenses expose us to foreign currency risk and give rise to foreign currency exchange gains and losses. We do not presently hedge against the risks of foreign currency fluctuations.  In the event of significant fluctuations in foreign currencies, we may experience declines in revenue and adverse impacts on our operating results and such changes could be material.

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 63% of our net sales during fiscal 2010, 73% of our net sales during fiscal 2009, and 70% of our fiscal 2008 net sales. International sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sales price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars or utilize such foreign currencies as payments for expenses of our business, which gives rise to foreign exchange gains and losses. Given the uncertainty as to when and what specific foreign currencies we may be required or decide to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the year ended January 2, 2011, we recorded a foreign exchange translation loss of $2.4 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future if the Dollar further weakens.

Interest Rate Risk

As of January 2, 2011, we had cash equivalents of approximately $62.5 million in both interest and non-interest bearing accounts, including restricted cash. We also had $57.9 million of 1.875% Convertible Subordinated Notes at a fixed annual interest rate of 1.875% and $150.0 million of 3.875% Convertible Subordinated Notes at a fixed rate of 3.875%. We have exposure to interest rate risk primarily through our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and remained low throughout 2009 and 2010, as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at January 2, 2011, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc., and subsidiaries (the "Company") as of January 2, 2011 and January 3, 2010, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2011.   Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Powerwave Technologies, Inc and subsidiaries as of January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.:

We have audited the internal control over financial reporting of Powerwave Technologies, Inc. and subsidiaries (the “Company”) as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 2, 2011 of the Company and our report dated February 17, 2011, expressed an unqualified opinion.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California
February 17, 2011

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	January 2, 2011	January 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$61,601	$60,439
Restricted cash	930	2,600
Accounts receivable, net of allowance for sales returns and doubtful accounts of $4,595 and $8,349, respectively	186,960	142,949
Inventories	50,417	60,544
Prepaid expenses and other current assets	39,236	21,334
Deferred income taxes	6,331	6,449
Total current assets	345,475	294,315
Property, plant and equipment, net	76,276	89,883
Other assets	3,833	5,654
TOTAL ASSETS	$425,584	$389,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,906	$81,830
Accrued payroll and employee benefits	14,237	11,322
Accrued restructuring costs	749	1,803
Accrued expenses and other current liabilities	30,453	23,946
Current portion of long term debt	55,371	—
Total current liabilities	213,716	118,901
Long-term debt	150,000	268,983
Other liabilities	589	1,356
Total liabilities	364,305	389,240
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 168,468,792 and 132,357,287 shares issued and outstanding, respectively	882,720	825,354
Accumulated other comprehensive income	10,110	10,522
Accumulated deficit	(831,551)	(835,264)
Net shareholders’ equity	61,279	612
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$425,584	$389,852

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Net sales	$591,461	$567,486	$890,234
Cost of sales:
Cost of goods	419,199	420,568	687,310
Intangible asset amortization	—	2,494	19,166
Restructuring and impairment charges	2,411	1,932	36,230
Total cost of sales	421,610	424,994	742,706
Gross profit	169,851	142,492	147,528
Operating expenses:
Sales and marketing	32,412	34,233	44,857
Research and development	62,492	58,920	77,652
General and administrative	46,716	47,658	63,491
Intangible asset amortization	—	947	9,508
Restructuring and impairment charges	1,407	2,611	16,178
Goodwill impairment charge	—	—	315,885
Total operating expenses	143,027	144,369	527,571
Operating income (loss)	26,824	(1,877)	(380,043)
Other income (expense), net	(15,381)	(511)	21,212
Income (loss) before income taxes	11,443	(2,388)	(358,831)
Income tax provision	7,730	3,282	3,462
Net income (loss)	$3,713	$(5,670)	$(362,293)
Basic income (loss) per share:	$0.03	$(0.04)	$(2.76)
Diluted income (loss) per share:	$0.03	$(0.04)	$(2.76)
Shares used in the computation of income (loss) per share:
Basic	133,145	131,803	131,077
Diluted	136,216	131,803	131,077

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Net income (loss)	$3,713	$(5,670)	$(362,293)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax	(412)	(3,723)	(54,215)
Comprehensive income (loss)	$3,301	$(9,393)	$(416,508)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 30, 2007	131,017	815,417	68,460	(467,301)	416,576
Issuance of common stock related to employee stock-based compensation plans	789	1,086	—	—	1,086
Repurchase of common stock	(169)	(524)	—	—	(524)
Stock-based compensation expense	—	4,754	—	—	4,754
Foreign currency translation adjustments	—	—	(54,215)	—	(54,215)
Net loss	—	—	—	(362,293)	(362,293)
Balance at December 28, 2008	131,637	820,733	14,245	(829,594)	5,384
Issuance of common stock related to employee stock-based compensation plans	732	281	—	—	281
Repurchase of common stock	(12)	(15)	—	—	(15)
Stock-based compensation expense	—	4,355	—	—	4,355
Foreign currency translation adjustments	—	—	(3,723)	—	(3,723)
Net loss	—	—	—	(5,670)	(5,670)
Balance at January 3, 2010	132,357	825,354	10,522	(835,264)	612
Issuance of common stock related to employee stock-based compensation plans	831	837	—	—	837
Repurchase of common stock	(13)	(22)	—	—	(22)
Stock-based compensation expense	—	3,344	—	—	3,344
Reacquisition of equity component related to exchange of convertible notes	—	(5,827)	—	—	(5,827)
Debt to equity conversion	35,294	59,034	—	—	59,034
Foreign currency translation adjustments	—	—	(412)	—	(412)
Net income	—	—	—	3,713	3,713
Balance at January 2, 2011	168,469	$882,720	$10,110	$(831,551)	$61,279

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,713	$(5,670)	$(362,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,903	19,401	21,013
Amortization	5,389	10,741	37,365
Goodwill impairment charge	—	—	315,885
Non-cash restructuring and impairment charges	3,818	4,543	52,408
Provision for sales returns and doubtful accounts	896	1,860	878
Provision for excess and obsolete inventories	7,184	9,057	5,854
Deferred income taxes	118	(3,245)	(373)
Compensation costs related to stock-based awards	3,344	4,355	4,754
Gain on exchange of convertible debt	(483)	—	—
(Gain) loss on repurchase of convertible debt	351	(9,767)	(26,340)
Gain on disposal of property, plant and equipment	(7)	(95)	(466)
Gain on settlement of litigation	—	(645)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42,535)	66,817	4,886
Inventories	3,128	10,247	(3,051)
Prepaid expenses and other current assets	(18,029)	1,330	9,640
Accounts payable	25,135	(55,481)	9,881
Accrued expenses and other current liabilities	5,958	(21,501)	(44,523)
Other non-current assets	19	500	1,542
Other non-current liabilities	(135)	(1,178)	246
Net cash provided by operating activities	15,767	31,269	27,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,716)	(10,151)	(13,536)
Restricted cash	1,670	833	3,933
Proceeds from the sale of property, plant and equipment	266	394	4,513
Proceeds from the sale of business	—	500	500
Proceeds from the sale of assets held for sale	—	3,889	—
Acquisitions, net of cash acquired	—	1,960	(4,105)
Net cash used in investing activities	(2,780)	(2,575)	(8,695)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(1,263)	(1,305)	—
Proceeds from stock-based compensation arrangements	837	281	1,086
Repurchase of common stock	(22)	(15)	(524)
Retirement of short-term debt	—	—	(13,630)
Retirement of long-term debt	(12,581)	(12,445)	(10,872)
Net cash used in financing activities	(13,029)	(13,484)	(23,940)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,204	(1,677)	(5,916)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,162	13,533	(11,245)
CASH AND CASH EQUIVALENTS, beginning of period	60,439	46,906	58,151
CASH AND CASH EQUIVALENTS, end of period	$61,601	$60,439	$46,906

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(in thousands)

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$8,846	$9,117	$10,161
Income taxes	$3,988	$9,095	$23,103
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$1,161	$1,774	$895
Conversion of convertible debt to equity	$60,000	$—	$—

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

Fiscal Year

The Company operates on a conventional 52-53 week accounting fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal quarters generally span 13 weeks, with the exception of a 53-week fiscal year, when an additional week is added during the fourth quarter to adjust the year to the Sunday closest to December 31. Fiscal year 2008 ended on December 28, 2008, fiscal year 2009 ended on January 3, 2010, and fiscal year 2010 ended on January 2, 2011. Fiscal year 2011 will end on January 1, 2012. Fiscal years 2008 and 2010 each consisted of 52 weeks, and fiscal year 2009 consisted of 53 weeks.

Foreign Currency

Some of the Company’s international operations use the respective local currencies as their functional currency while other international operations use the U.S. Dollar as their functional currency. Gains and losses from foreign currency transactions are recorded in other income (expense), net. Revenue and expenses from the Company’s international subsidiaries are translated using the monthly average exchange rates in effect for the period in which they occur. The Company’s international subsidiaries that have the U.S. Dollar as their functional currency translate monetary assets and liabilities using current rates of exchange as of the balance sheet date and translate non-monetary assets and liabilities using historical rates of exchange. Gains and losses from re-measurement for such subsidiaries are included in other income (expense), net. The Company’s international subsidiaries that do not have the U.S. Dollar as their functional currency translate assets and liabilities at current rates of exchange in effect as of balance sheet date. The resulting gains and losses from translation for such subsidiaries are included as a component of shareholders’ equity.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during reporting years. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents generally consist of cash, time deposits, commercial paper, money market funds and other money market instruments with original maturity dates of three months or less. The Company invests its excess cash only in investment grade money market instruments from companies in a variety of industries and thus believes that it bears minimal principal risk. Such investments are stated at cost, which approximates fair value.

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

Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. The Company’s product sales have historically been concentrated in a small number of customers. During the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, sales to customers that accounted for 10% or more of revenues for the fiscal year totaled $142.6 million, $195.3 million and $424.9 million, respectively. For fiscal year 2010, sales to Nokia Siemens accounted for approximately 24% of revenues. For fiscal year 2009, sales to Nokia Siemens accounted for approximately 34% of revenues. For fiscal year 2008, sales to Nokia Siemens and Alcatel-Lucent accounted for approximately 31% and 17% of revenues, respectively.

As of January 2, 2011, approximately 29% of total accounts receivable related to Nokia Siemens. The inability to collect outstanding receivables from Nokia Siemens or the loss of, or reduction in, sales to this customer could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation expense includes any amortization of assets under capital leases. The Company depreciates or amortizes these assets using the straight-line method over the estimated useful lives of the various asset classes, as follows:

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

Long-Lived Assets

The Company periodically evaluates the recoverability of its long-lived assets reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted future net cash flows from the operations to which the assets relate, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the assets. If the carrying value is determined not to be recoverable from future operating cash flows, the asset is deemed impaired and an impairment loss is recognized equal to the amount by which the carrying amount exceeds the estimated fair value of the asset.

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

Warranties

The Company provides warranties of various lengths to its customers depending upon the specific product and terms of the customer purchase agreement. The Company’s standard warranties require it to repair or replace defective product returned during the warranty period at no cost to the customer. The Company records an estimate for standard warranty-related costs based on its actual historical return rates and repair costs at the time of the sale and updates these estimates throughout the warranty period. The Company also has contractual commitments to various customers that require it to incur costs to repair an epidemic defect with respect to its products outside of its standard warranty period if such defect was to occur. Any costs related to epidemic defects are generally recorded at the time the epidemic defect becomes known to the Company, and the costs of repair can be reasonably estimated.

Revenue Recognition

The majority of the Company’s revenue is derived from the sale of products. The Company recognizes revenue from product sales at the time of shipment or delivery and passage of title, depending upon the terms of the sale, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. The Company offers certain of its customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. The Company monitors and tracks product returns and records a provision for the estimated amount of future returns based on historical experience and any notification it receives of pending returns.  A portion of the Company’s sales involve contracts that may include the design, customization, implementation and installation of wireless coverage applications utilizing our coverage solution products.  The Company recognizes revenue using the percentage-of-completion method for these types of arrangements.  The Company measures progress toward completion by comparing actual costs incurred to total planned project costs.  Such sales have not historically been a significant amount of the Company’s total sales.

Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Total advertising costs, including participation at industry trade shows, were $2.6 million, $2.9 million and $5.2 million for fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Shipping and Handling

Shipping and handling expenses are expensed as incurred and are included in cost of sales.

Research & Development

Research and development expenses are expensed as incurred.

Stock-Based Compensation

Under the fair value recognition provision of current accounting guidance, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model and a multiple option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant.  Stock-based compensation, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Income Taxes

The Company accounts for income taxes in accordance with current accounting guidance which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

Current accounting guidance clarifies the accounting for uncertainties in income taxes recognized by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. It requires that any liability created for unrecognized tax benefits is disclosed. The application of this guidance may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

Earnings (Loss) Per Share

Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented. Potential common shares include stock options and restricted stock awards using the treasury stock method and convertible subordinated debt using the if-converted method.

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

These new updates are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not believe that these standards will have a material affect on our business, financial condition or results of operations.

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	January 2, 2011	January 3, 2010
Prepaid expense and other current assets	9,634	10,342
Costs and estimated earnings in excess of billings	29,602	10,992
Total prepaid expense and other current assets	$39,236	$21,334

Inventories

Inventories are as follows:

	January 2, 2011	January 3, 2010
Parts and components	$22,165	$27,937
Work-in-process	5,052	1,363
Finished goods	23,200	31,244
Total inventories	$50,417	$60,544

Inventories are net of an allowance for excess and obsolete inventories of approximately $21.7 million and $22.6 million as of January 2, 2011 and January 3, 2010, respectively.

Property, Plant and Equipment

Net property, plant and equipment are as follows:

	January 2, 2011	January 3, 2010
Machinery and equipment	$106,665	$169,638
Buildings and improvements	61,407	66,408
Land	16,059	15,562
Office furniture and equipment	45,955	51,562
Leasehold improvements	8,045	8,457
Gross property, plant and equipment	238,131	311,627
Less: Accumulated depreciation and amortization	(161,855)	(221,744)
Total property, plant and equipment, net	$76,276	$89,883

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Depreciation expense totaled $17.9 million, $19.4 million and 21.0 million for 2010, 2009 and 2008  respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	January 2, 2011	January 3, 2010
Accrued vendor cancellation costs	$4,967	$5,458
Accrued warranty costs	7,029	7,038
Other accrued expenses and other current liabilities	18,457	11,450
Total accrued expenses and other current liabilities	$30,453	$23,946

Warranty

Accrued warranty costs are as follows:

	Fiscal Year Ended
Description	January 2, 2011	January 3, 2010
Warranty reserve beginning balance	$7,038	$10,763
Reductions for warranty costs incurred	(7,246)	(12,144)
Warranty accrual related to current period sales	7,237	8,387
Effect of exchange rates	—	32
Warranty reserve ending balance	$7,029	$7,038

Note 4. Financing Arrangements and Long-Term Debt

Credit Agreement

The Company entered into a Credit Agreement with Wells Fargo Capital Finance, LLC on April 3, 2009.  On January 31, 2011, the Company entered into Amendment Number Four to the Credit Agreement and Waiver, and Amendment Number Three to Security Agreement.  The Amendment extends the maturity date and the term of the Credit Agreement from August 15, 2011 to August 15, 2014.  The Amendment also reduces the interest rate under the Credit Agreement by reducing the Base Rate Margin by 1.50% and the LIBOR Base Rate Margin by 0.75%. The Credit Agreement carries an unused line fee of 0.5% per annum.

  Pursuant to the Credit Agreement, the lenders thereunder have made available to the Company a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under the Company’s line of credit falls below $15.0 million.  As of January 2, 2011 the Company is in compliance with all financial covenants.  As of January 2, 2011, the Company had approximately $29.0 million of availability under the Credit Agreement, of which approximately $6.4 million was utilized for an outstanding letter of credit.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Also on April 3, 2009, in connection with entering into the Credit Agreement referenced above, the Company terminated the Amended Receivables Purchase Agreement with Deutsche Bank AG. As of the date of termination, the Company did not have any borrowings outstanding under the Amended Receivables Purchase Agreement. In addition, the Company did not incur any early termination penalties in connection with the termination of the Amended Receivables Purchase Agreement.

Long-term debt

	January 2, 2011	January 3, 2010
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	57,916	130,887
Subtotal	207,916	280,887
Less: unamortized discount	(2,545)	(11,904)
Subtotal	205,371	268,983
Less: current portion of long-term debt	(55,371)	—
Total debt	$150,000	$268,983

On September 24, 2007, the Company completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027 (“3.875% Convertible Subordinated Notes”). The 3.875% Convertible Subordinated Notes are convertible into the Company’s common stock at a conversion rate of $8.71 per share, accrue interest at an annual rate of 3.875%, and mature in 2027. The Company may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of the Company’s common stock is more than $11.32 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by the Company at any time after October 8, 2014. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase.

On November 10, 2004, the Company completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 (“1.875% Convertible Subordinated Notes”). The 1.875% Convertible Subordinated Notes are convertible into the Company’s common stock at a conversion price of $11.09 per share and accrue interest at an annual rate of 1.875%. The Company may redeem the notes beginning on November 21, 2009 until November 20, 2010 and on or after November 21, 2010 until November 20, 2011, if the closing price of the Company’s common stock is more than $17.74 and $14.42, respectively, for at least 20 trading days within a 30 consecutive trading day period. The notes may be redeemed by the Company at any time after November 21, 2011. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. Holders of the notes may also require the Company to repurchase all or a portion of their notes in the case of a change in control. In addition, under certain circumstances related to a change in control, the conversion price of the notes may be adjusted downward, thereby increasing the number of shares issuable upon conversion, if holders of the notes elect to convert their notes at a time when the notes are not redeemable by the Company.

The 3.875% Convertible Subordinated Notes and the 1.875% Convertible Subordinated Notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. In addition, the indenture for the notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company.

On March 15, 2010, the Company entered into separate, privately-negotiated exchange agreements under which $60.0 million in aggregate principal amount of the outstanding 1.875% Convertible Subordinated Notes were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the “1.875% Convertible Senior Subordinated Notes”).  The 1.875% Convertible Senior Subordinated Notes were issued under an Indenture between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (the “Indenture”). The 1.875% Convertible Senior Subordinated Notes were convertible into the Company’s common stock at a conversion price of $1.70 per share and accrued interest at an annual rate of 1.875%.  The 1.875% Convertible Senior Subordinated Notes allowed the Company to elect to automatically convert the 1.875% Convertible Senior Subordinated Notes in whole or in part at any time on or prior to the maturity date if the closing price of the Company’s common stock exceeded 125% of the conversion price then in effect for at least 20 trading days in any 30 day trading period.  However, if the Company automatically converts the 1.875% Convertible Senior Subordinated Notes in this manner, it must make a cash payment to each holder in an amount equal to the aggregate interest payments that would have been payable on the 1.875% Convertible Senior Subordinated Notes from the last day through which interest was paid through November 15, 2011, discounted at the interest rate of US Treasury bonds with an equivalent remaining term to November 15, 2011 (the “Coupon Make-Whole Payment”.)  On December 30, 2010 the Company effected the automatic conversion of the entire $60.0 million principal amount of its 1.875% Convertible Senior Subordinated Notes into an aggregate of 35,294,117 shares of the Company’s common stock and paid approximately $1.0 million in cash to the holders of the Notes in satisfaction of the Coupon Make-Whole Payment and in lieu of the issuance of fractional shares.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The note exchange was accounted for as an extinguishment of the 1.875% Convertible Subordinated Notes.  The difference between the fair value of the 1.875% Convertible Subordinated Notes and the carrying amount of the 1.875% Convertible Subordinated Notes, which included approximately $5.0 million in unamortized debt discount, was recorded as a gain on extinguishment of convertible debt of $0.5 million, net of unamortized debt issuance costs of $0.3 million in the accompanying Consolidated Statement of Operations. In addition, $5.8 million was allocated to the extinguishment of the equity component of the 1.875% Convertible Subordinated Notes, and was recorded as a reduction to common stock in the accompanying Consolidated Balance Sheet.

In 2010, the Company repurchased $13.0 million in aggregate principal amount of its outstanding 1.875% Convertible Subordinated Notes, resulting in a net loss of $0.3 million on the purchase.

The Company accounts for its 1.875% Convertible Subordinated Notes in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The following tables provide additional information about the Company’s 1.875% Convertible Subordinated Notes:

	January 2, 2011	January 3, 2010
Carrying amount of the equity component	$49,703	$55,529

Principal amount of the 1.875% Convertible Subordinated Notes	$57,916	$130,887
Unamortized discount of liability component	$(2,545)	$(11,904)
Net carrying amount of liability component	$55,371	$118,983

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Effective interest rate on liability component	7.07%	7.07%	7.07%
Contractual interest expense recognized on the 1.875% Convertible Subordinated Notes	$1,469	$3,750	$3,750
Amortization of the discount on liability component	$3,665	$6,149	$8,012

The outstanding unamortized discount will be recognized ratably through November 15, 2011.  As of January 2, 2011, the if-converted value of the 1.875% Convertible Subordinated Notes did not exceed the principal amount of such notes.

Note 5. Restructuring and Impairment Charges and Accrued Restructuring

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“2009 Restructuring Plan”). As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Finland and Sweden. These reductions were undertaken in response to economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company finalized this plan in the fourth quarter of 2009; however, additional amounts may be accrued in 2011 related to actions associated with this plan.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the 2009 Restructuring Plan for the fiscal year ended January 2, 2011 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance as of January 3, 2010	$501	$—	$501
Amounts accrued	2,168	179	2,347
Amounts paid/incurred	(2,078)	(179)	(2,257)
Effects of exchange rates	5	—	5
Balance as of January 2, 2011	$596	$—	$596

The costs associated with these exit activities were recorded in accordance with the accounting guidance for “Exit or Disposal Obligations.”  Pursuant to this guidance, a liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for one-time employee termination benefits that is incurred over time.  In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The restructuring and integration plan is subject to continued future refinement as additional information becomes available. The Company expects that the workforce reduction amounts will be paid through the first quarter of 2012.

2008 Restructuring Plan

In June 2008, the Company formulated and began to implement a plan to consolidate operations and reduce manufacturing and operating expenses (“2008 Restructuring Plan”). As part of this plan, the Company closed its Salisbury, Maryland manufacturing facility and transferred most of the production to its other manufacturing operations. In addition, the Company closed its design and development center in Bristol, UK and discontinued manufacturing operations in Kempele, Finland. These actions were finalized in the first quarter of 2009.

A summary of the activity affecting the accrued restructuring liability related to the 2008 Restructuring Plan for the fiscal year ended January 3, 2010 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance as of December 28, 2008	$177	$334	$511
Amounts accrued	20	(55)	(35)
Amounts paid/incurred	(199)	(248)	(447)
Effects of exchange rates	2	(31)	(29)
Balance as of January 3, 2010	$—	$—	$—

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

All actions associated with this plan were completed in the fourth quarter of 2010.

Integration of LGP Allgon and REMEC, Inc.’s Wireless Systems Business

The Company recorded liabilities in connection with the acquisitions for estimated restructuring and integration costs related to the consolidation of LGP Allgon’s operations and REMEC, Inc.’s wireless systems business, including severance and future lease obligations on excess facilities. These estimated costs were included in the allocation of the purchase consideration and resulted in additional goodwill pursuant to the accounting guidance for “Business Combinations.”  The implementation of the restructuring and integration plan is complete.

A summary of the activity affecting the accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the fiscal year ended January 2, 2011 is as follows:

Facility Closures & Equipment Write-downs
Balance as of January 3, 2010	$791
Amounts accrued	—
Amounts paid/incurred	(638)
Effects of exchange rates	—
Balance as of January 2, 2011	$153

The Company expects that the facility closure amounts will be paid out over the remaining lease term which extends through January 2011.

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in 2010, 2009 and 2008. A summary of these charges is listed below:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Cost of Sales:
Intangible asset impairment	$—	$—	$18,306
Restructuring and impairment charges:
Inventory charges	864	—	9,656
Facility closure and asset impairment charges	718	955	2,604
Settlement of contractual commitments	—	—	565
Severance	829	977	4,386
Other charges	—	—	713
Total cost of sales	2,411	1,932	36,230

Operating Expenses:
Intangible asset impairment	—	—	11,219
Restructuring and impairment charges:
Severance	1,360	2,442	2,299
Facility closure and asset impairment charges	47	169	1,729
Other charges	—	—	931
Goodwill impairment	—	—	315,885
Total operating expenses	1,407	2,611	332,063
Total restructuring and impairment charges	$3,818	$4,543	$368,293

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

In fiscal 2010, the Company recorded charges of approximately $2.2 million in severance costs, of which $0.8 million and $1.4 million was recorded in cost of sales and operating expenses, respectively.  In fiscal 2009, the Company recorded severance charges of approximately $3.4 million, of which $1.0 million and $2.4 million was recorded in cost of sales and operating expenses, respectively.  In fiscal 2008, the Company recorded severance charges of $6.7 million, of which $4.4 million and $2.3 million was recorded in cost of sales and operating expenses, respectively. During fiscal 2008, the Company also recorded charges of $1.6 million for professional fees related to these restructuring plans, including charges related to various professional fees to wind down the entities, of which $0.7 million was included in cost of goods sold and $0.9 million was included in operating expenses.

In fiscal 2010, the Company recorded a charge of approximately $0.9 million related to the impairment of inventory that has been disposed of and will not generate future revenue, primarily due to the closure of its manufacturing facility in Estonia.  In 2008, the Company recorded a charge of approximately $9.7 million related to the impairment of inventory that either has been or will be disposed of and is not expected to generate future revenue, primarily due to consolidations and facility closures in China, Finland, Hungary, the UK and Salisbury, Maryland.   All such amounts were included in cost of sales.

In fiscal 2010, the Company recorded a charge of $0.2 million related to the final costs associated with the closure of an administrative site in the United States as well as a charge of $0.1 million consisting of the remaining lease payments of its Estonia manufacturing plant based on cease-use date criteria.  Also in fiscal 2010, the Company recorded a net impairment charge of $0.6 million related primarily to manufacturing equipment and other assets that were disposed of, which were located in the Company’s closed plant in Estonia.  Most of these fiscal 2010 charges were recorded in cost of sales.  In fiscal 2009, the Company recorded a charge of approximately $0.2 million related to the closure of an administrative location in the Unites States.  Also in fiscal 2009, the Company sold the Salisbury, Maryland building and recorded a charge of approximately $1.0 million to write the building down to its fair value less cost to sell.  Approximately $1.0 million of these fiscal 2009 charges were recorded in cost of sales and $0.2 million was recorded in operating expenses.  In fiscal 2008, the Company recorded facility closure charges of $2.8 million, consisting primarily of the remaining lease payments for its closed development facility in Bristol, UK of $1.7 million and for its closed manufacturing plant in Hungary of $1.1 million, both of which were recorded based upon cease-use date criteria.  Also in 2008, the Company recorded a net impairment charge of $1.2 million related primarily to manufacturing equipment and other assets located in closed plants in Salisbury, Maryland, Hungary and Costa Rica.  In addition, the Company recorded a charge of $0.3 million to write the Salisbury building down to its fair value less cost to sell that was classified as held for sale in 2008.  Approximately $2.6 million of these 2008 charges were recorded in cost of sales and $1.7 million was recorded in operating expenses.

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

Note 6. Other Income (Expense), Net

Other income (expense), net includes interest income and interest expense associated with the Company’s convertible subordinated notes and fees on its revolving Credit Agreement and gains and losses on foreign currency transactions. The components of other income (expense), net, are as follows:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Interest income	$199	$572	$682
Interest expense	(14,165)	(17,036)	(18,995)
Foreign currency gain, net	(2,436)	3,964	11,455
Gain (loss) on repurchase of convertible debt	(351)	9,767	26,340
Gain on exchange of convertible debt	483	—	—
Loss on conversion of convertible debt	(1,049)	—	—
Other income, net	1,938	2,222	1,730
Total other income (expense), net	$(15,381)	$(511)	$21,212

Other income (expense), net, for 2010 includes a loss of approximately $0.4 million related to the repurchase of approximately $13.0 million in aggregate principal amount of the Company’s 1.875% Convertible Subordinated Notes, a gain of approximately $0.5 million related to the exchange of approximately $60.0 million in principal amount of the Company’s 1.875% Convertible Subordinated Notes and a loss of approximately $1.0 million related to the conversion of $60.0 million in principal amount of the Company’s 1.875% Convertible Senior Subordinated Notes.  Other income (expense), net, for 2009 includes a gain of approximately $9.8 million related to the repurchase of approximately $25.4 million in aggregate principal amount of outstanding 1.875% Convertible Subordinated Notes.  Other income (expense), net, for 2008 includes a gain of approximately $26.3 million related to the repurchase of approximately $43.7 million aggregate principal amount of outstanding 1.875% Convertible Subordinated Notes.

Note 7. Gain on Settlement of Litigation

As part of the Company’s acquisition of REMEC, Inc’s wireless systems business, $15 million of the purchase price was held in escrow to cover any potential indemnification claims. In March 2009, the Company settled a dispute arising out of certain claims made against the escrow. As a result of this settlement, the Company received approximately $2 million in cash. This payment was accounted for as an adjustment to the total consideration paid for this acquisition. As a result, the remaining net book value of the intangible assets and fixed assets acquired in this acquisition was eliminated and the Company recorded a net gain of approximately $0.6 million. This amount is included in other income (expense), net in the accompanying consolidated statement of operations for 2009.

Note 8. Earnings (Loss) Per Share

Basic earnings or loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings or loss per share is based upon the weighted average number of common and potential common shares for each period presented, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options and restricted stock awards under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 58,250,536, 30,293,289 and 33,341,377 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 respectively, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Basic:
Net income (loss)	$3,713	$(5,670)	$(362,293)
Weighted average common shares	133,145	131,803	131,077
Basic earnings (loss) per share	$.03	$(0.04)	$(2.76)
Diluted:
Net income (loss)	$3,713	$(5,670)	$(362,293)
Weighted average common shares	133,145	131,803	131,077
Potential common shares
Employee stock options	2,953	—	—
Restricted stock	118	—	—
Weighted average common shares, as adjusted	136,216	131,803	131,077
Diluted earnings (loss) per share	$0.03	$(0.04)	$(2.76)

Note 9. Commitments and Contingencies

Lease Agreements

The Company leases certain of its manufacturing and office facilities and equipment under non-cancelable leases, some of which contain renewal options. In addition to the base rent, the Company is generally required to pay insurance, real estate taxes and other operating expenses related to these facilities. In some cases, the base rent will increase during the term of the lease based on a predetermined schedule or increases in the Consumer Price Index. The Company recognizes rent expense on a straight-line basis over the life of the lease for leases containing stated rent escalations.

Future minimum lease payments required under all operating leases as of January 2, 2011 are payable as follows:

Fiscal Year	Total
2011	$3,296
2012	2,847
2013	1,896
2014	1,529
2015	964
Thereafter	384
Total	$10,916

Total rent expense was $4.3 million, $5.0 million and $4.9 million for the years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The Company has leased or subleased certain of its facilities. Future minimum rentals to be received by the Company under leases and subleases as of January 2, 2011 are as follows:

Fiscal Year	Total
2011	$2,104
2012	1,861
2013	1,862
2014	892
2015	139
Thereafter	—
Total	$6,858

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

Note 10. Contractual Guarantees and Indemnities

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 2, 2011 includes:

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

Director and Officer Indemnities and Contractual Guarantees

The Company has entered into indemnification agreements with its directors and executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered in certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations.

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

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits, or pledges, or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in September 2007 and November 2004, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount.

Note 11. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Effective for fiscal year 2010, the Company matches 100% of the first 3% of eligible compensation contributed and 50% of the next 2%.  For prior periods, the Company matched 100% of the eligible compensation contributed up to 6%. Employer matching contributions for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 were $1.3 million, $1.7 million and $1.8 million, respectively. There were no discretionary profit sharing contributions authorized for the years ended January 2, 2011, January 3, 2010 or December 28, 2008.

Note 12. Employee Stock Purchase Plan

The Company’s Extended and Restated 1996 Employee Stock Purchase Plan, as amended to date, (the “ESPP”) provides for shares of common stock that are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing semi-annual offerings with purchases occurring at six-month intervals. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. The total number of shares of common stock that may be purchased by an employee in any offering period may not exceed 5,000 shares. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. On November 2, 2010, the Company’s shareholders approved an amendment to the ESPP which increased the authorized number of common shares available for purchase under the ESPP from 1,890,953 to 6,890,953. As of January 2, 2011, there were rights to purchase approximately 354,193 shares under the ESPP’s current offering period, which concluded on January 31, 2011. There were 5,327,826 shares available for purchase as of January 2, 2011 under the ESPP. The Plan has a termination date of July 31, 2017.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Note 13. Stock Plans and Stock-Based Compensation

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

For the year ended January 2, 2011, the Company recognized total compensation expense of $3.3 million in its consolidated statement of operations, which consists of $2.9 million for stock options and $0.4 million for employee stock purchase plan awards. During the year ended January 3, 2010, the Company recognized total compensation expense of $4.4 million in its consolidated statement of operations, which consists of $4.3 million for stock options and $0.1 million for employee stock purchase plan awards.  During the year ended December 28, 2008 the Company recognized total compensation expense of $4.8 million in its consolidated statement of operations, which consisted of $4.4 million for stock options and $0.4 million for employee stock purchase plan awards.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Cost of sales	$413	$1,047	$1,007
Sales and marketing expenses	160	354	388
Research and development expenses	625	979	1,123
General and administrative expenses	2,146	1,975	2,236
Increase or decrease to operating income or loss before income taxes	3,344	4,355	4,754
Income tax benefit recognized	—	—	—
Impact on net income or loss	$3,344	$4,355	$4,754
Impact on earnings or loss per share:
Basic	0.03	0.03	0.04
Diluted	$0.02	$0.03	$0.04

As of January 2, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock based-awards and employee stock purchase plan was approximately $10.4 million (net of estimated forfeitures of $1.2 million) which is expected to be recognized over a weighted-average period of 1.6 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of six months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a ten year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during fiscal years 2010, 2009 and 2008 was $1.55 per share, $0.45 per share and $1.97 per share, respectively.

The fair value of restricted stock awards is based upon the closing market price of the Company’s common stock on the date of grant. The weighted average grant date fair value of restricted stock awards granted in 2008 was $3.28.  There were no restricted stock awards granted in 2009 or 2010.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The fair value of options granted under the Company’s stock incentive plans during fiscal years 2010, 2009 and 2008 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Weighted average risk-free interest rate	2.2%	1.7%	2.6%
Expected life (in years)	3.9	5.1	4.6
Expected stock volatility	80%	138%	58%
Dividend yield	None	None	None

The purpose of the Company’s stock option plans are to attract and retain the best available personnel for positions of substantial responsibility with the Company and to provide participants with additional incentives in the form of options to purchase the Company’s common stock which will encourage them to acquire a proprietary interest in, and to align their financial interests with those of the Company and its shareholders.

2010 Stock Option Plan

On August 10, 2010, the Board of Directors adopted the Company’s 2010 Omnibus Incentive Plan (“2010 Plan”), and the Company’s shareholders approved the 2010 Plan on November 2, 2010.  The 2010 Plan authorizes the issuance of up to 22,000,000 shares of Common Stock.  The 2010 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards.  The 2010 Plan is administered by a committee consisting of at least two independent non-employee members of the board of directors.  The exercise price per share of a stock option shall not be less than the fair market value of the Company’s common stock on the date the option is granted.  There were 6,053,000 options outstanding under the 2010 Plan as of January 2, 2011 at a weighted average exercise price of $2.55 per share.  There were 15,947,000 shares available for grant under the 2010 Plan as of January 2, 2011.  The 2010 Plan has a termination date of November 2, 2021.

After the effective date of the 2010 Plan, no additional awards may be made under the Company’s prior option plans.  The Company’s prior option plans are as follows:

1995 Stock Option Plan

Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996 between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 3,285,000 shares of common stock under the 1995 Stock Option Plan, any additional shares issued under that plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan.  At January 2, 2011, there were 16,200 options outstanding under the 1995 Plan at a weighted average exercise price of $7.07 per share and there were a total of 16,200 shares of common stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

As of January 2, 2011, there were 1,417,959 options outstanding under the 1996 Plan at a weighted average exercise price of $8.49 per share.

1996 Director Stock Option Plan

As of January 2, 2011, there were 470,000 options outstanding under the Director Plan at a weighted average exercise price of $2.20 per share.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

2000 Stock Option Plan

As of January 2, 2011, there were 1,570,420 options outstanding under the 2000 Plan at a weighted average exercise price of $3.28 per share.

2002 Stock Option Plan

As of January 2, 2011, there were 1,278,938 options outstanding under the 2002 Plan at a weighted average exercise price of $4.22 per share.

2005 Stock Incentive Plan

As of January 2, 2011, there were 56,876 restricted shares subject to a risk of forfeiture.  As of January 2, 2011, there were 6,318,934 options outstanding under the 2005 Plan at a weighted average exercise price of $2.45 per share.

Stock Option and Awards Activity

The following table summarizes activity for outstanding options under the Company’s stock option plans for the fiscal year ended January 2, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 3, 2010	10,591	$4.73
Granted	7,485	$2.28
Exercised	(155)	$0.52
Forfeited	(305)	$1.61
Expired	(491)	$24.27
Balance as of January 2, 2011	17,125	$3.19	7.31	$10,725
Vested or expected to vest as of January 2, 2011	16,263	$3.25	7.20	$10,334
Exercisable as of January 2, 2011	6,752	$4.90	4.90	$4,012

The following table summarizes information about all stock options outstanding as of January 2, 2011 under the Company’s stock option plans:

Range of Exercise Prices	Options Outstanding at January 2, 2011			Options Exercisable at January 2, 2011
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$0.42 - $ 0.48	3,642	$0.47	7.47	1,619	$0.47
$0.49 - $ 2.45	2,382	$1.21	8.01	494	$1.21
$2.57 - $ 2.57	5,780	$2.57	9.96	—	$—
$2.72 - $ 6.80	3,611	$5.59	4.06	2,928	$5.69
$6.85 - $ 18.80	1,710	$8.81	3.86	1,711	$8.81
Total	17,125	$3.19	7.31	6,752	$4.90

The aggregate intrinsic value of stock options exercised during 2010 was $0.1 million and during fiscal 2008 was $0.1 million.  There were no stock options exercised during fiscal 2009.

The total fair value of restricted stock awards vested during fiscal 2010, fiscal 2009 and fiscal 2008 was $0.2 million, $0.2 million and $0.8 million, respectively.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The following table summarizes activity for restricted stock awards for the fiscal year ended January 2, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 3, 2010	202	$4.56
Granted	—	—
Released	(145)	4.16
Forfeited	—	—
Balance as of January 2, 2011	57	$5.59

Note 14. Income Taxes

The components of income (loss) from continuing operations before income taxes and income tax provision (benefit) for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 consist of the following:

	Fiscal Years Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Income (Loss) before income taxes:
United States	$(22,487)	$(33,266)	$(249,021)
Foreign	33,930	30,878	(109,810)
Total income (loss) before income taxes	$11,443	$(2,388)	$(358,831)
Income tax provision:
Current
Federal	(814)	(34)	121
State	175	152	134
Foreign	7,997	4,641	8,638
Total current income tax provision	7,358	4,759	8,893
Deferred
Federal	—	—	—
State	—	—	—
Foreign	372	(1,477)	(5,431)
Total deferred tax provision (benefit)	372	(1,477)	(5,431)
Total income tax provision	$7,730	$3,282	$3,462

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

The provision for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008 as follows:

	Fiscal Year Ended
	January 2, 2010	January 3, 2010	December 28, 2008
Taxes at federal statutory rate	$4,005	$(836)	$(125,591)
State taxes, net	175	152	134
Foreign income taxed at different rates	(5,695)	(4,218)	(9,757)
Goodwill impairment	0	0	59,962
Earnings of foreign subsidiaries subject to US tax	96	11,806	28,407
Imputed interest income	362	412	857
Change in FIN 48 reserve	67	(2,664)	4,473
Stock compensation – Non US	0	1,504	123
China withholding tax	646	738	1,056
IRS audit settlement	(814)	0	0
Other	379	28	(2,168)
Change in valuation allowance	8,509	(3,640)	45,966
Income tax provision	$7,730	$3,282	$3,462

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Deferred tax assets
Accruals and provisions	$12,090	$12,882
Net operating loss carry-forwards	182,102	168,318
Property, plant and equipment	6,662	3,698
Intangibles	70,714	93,007
Tax credit carry-forwards	19,130	19,025
Other	4,509	5,000
Convertible Debt	(4,533)	(8,076)
Inventory reserve	382	(33)
Gross deferred tax assets	291,056	293,821
Less: valuation allowance	(284,725)	(287,372)

Net deferred tax assets	$6,331	$6,449

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

As of January 2, 2011, the Company has $1,254.9 million of United States federal and state net operating loss carry-forwards and $141.7 million of foreign net operating losses, net of uncertain tax positions, some of which will begin to expire in 2023 if not utilized. Of the $1,254.9 million of United States federal and state net operating loss carry-forwards, $9 million relates to stock options and will be credited to equity when utilized.  Net operating loss carry-forwards, and the related carry-forward periods, as of January 2, 2011, are summarized as follows:

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carry-forward Period Ends
United States Federal net operating loss	398,067	139,323	(139,323)	—	2023
United States State net operating loss	856,841	12,272	(12,272)	—	2010
Foreign net operating losses	141,707	38,156	(36,126)	2,030	Various
Total	1,396,615	189,751	(187,721)	2,030

Substantially the entire amount of U.S. federal net operating loss is subject to annual limitations on utilization pursuant to Section 382 of the Internal Revenue Code. To the extent the states conform to Section 382 of the Internal Revenue Code, the utilization of state net operating loss is also subject to limitations.

A valuation allowance of approximately $187.7 million has been provided for certain net operating loss carry-forwards above.  This valuation allowance reduces the deferred tax asset related to net operating loss carry forwards of $2.0 million to an amount that is more likely than not to be realized.

The Company also has Federal, California and Foreign tax credit carry-forwards of $8.0 million, $11 million and $0.1 million, respectively. The Federal credits will begin to expire in 2021 and a portion of the California tax credits expire in 2010. A full valuation allowance has been provided for the Federal and California tax credits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Based on historical and forecasted earnings, the Company recorded a valuation allowance of approximately $0.07 million and $2.4 million in Hungary and Brazil, respectively during the fourth quarter of 2010.  The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2010 where the Company believes it is more likely than not that deferred tax assets will not be realized.

As of January 2, 2011, the cumulative unremitted earnings of other subsidiaries outside the United States, considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $98 million.  Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings.  Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes, less applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation, but is not expected to result in additional U.S. tax expense as a result of the Company’s U.S. net operating losses and valuation allowance.

On January 2, 2006, the Company reported results in accordance with FASB ASC Topic 718 and recognized expenses in 2006, 2007 and 2008 related to stock-based compensation. Some of those costs are not deductible in the U.S. or in foreign countries. In addition to the net operating losses disclosed above, the Company has approximately $8.9 million of net operating losses related to excess tax deductions which are excluded from the deferred tax tabular disclosure. When such net operating losses are utilized, the Company would expect to credit equity for approximately $3.1 million. For purposes of determining when the net operating losses are utilized, the Company has elected to be on the “with and without” method.

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

FASB ASC Topic 740 clarifies the accounting for uncertainties in income taxes by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740 requires that any liability created for unrecognized tax benefits be disclosed. The application of FASB ASC Topic 740 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The tax years subject to examination for the Company’s U.S. federal return are the 2007 through 2010 tax years, including adjustments to net operating loss carryovers in those years. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from 3 to 6 years.

As of December 28, 2008, the liability for income taxes associated with uncertain tax positions was $10.6 million. Of this amount, $8.2 million, if recognized, would affect tax expense and would require penalties and interest of $0.3 million, $0.9 million would result in an increase in prepaid assets, and $1.2 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

As of January 3, 2010, the liability for income taxes associated with uncertain tax positions was $14.8 million. Of this amount, $5.5 million, if recognized, would affect tax expense and would require penalties and interest of $0.4 million, $0.6 million would result in an increase in prepaid assets, and $8.3 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

As of January 2, 2011, the liability for income taxes associated with uncertain tax positions was $23.1 million.  Of this amount, $5.2 million, if recognized, would affect tax expense and would require penalties and interest of $0.8 million, $0.6 million would result in an increase in prepaid assets, and $16.5 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.  Further, the $16.5 million, if realized would result in a $0.5 million decrease of the state deferred tax assets, specifically state net operating losses.

Interest and penalties recognized on the accompanying Consolidated Statement of Operations was $0.4 million for fiscal year 2010.  The amounts for fiscal years 2009 and 2008 were not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	Fiscal Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Unrecognized tax benefits beginning of year balance	$14,381	$10,286	$23,054
Gross increases for tax positions of prior years	219	—	277
Gross decreases for tax positions of prior years	(953)	(2,990)	(13,324)
Gross increases for tax positions of current year	8,673	7,989	5,665
Settlements	—	—	(5,386)
Lapse of statute of limitations	—	(904)	—
Unrecognized tax benefits ending of year balance	$22,320	$14,381	$10,286

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

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of January 2, 2011, the Company has concluded all United States federal income tax matters for the years through 2006.  All other material state, local and foreign income tax matters have been concluded for the years through 2005.

Note 15. Fair Value of Financial Instruments

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the debt.  The Company’s long-term debt consists of convertible subordinated notes, which are not actively traded as an investment instrument and thus the quoted market prices may not reflect actual sales prices at which these notes would be traded.  The Company carries and values these instruments at their stated principal value, which represents the amount due at maturity less any unamortized discount.

The estimated fair values of the Company’s financial instruments were as follows:

	Fiscal Year Ended
	January 2, 2011		January 3, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$61,601	$61,601	$60,439	$60,439
Restricted cash	930	930	2,600	2,600
Long-term debt
3.875% Convertible Subordinated Notes	$150,000	$134,070	$150,000	$99,000
1.875% Convertible Subordinated Notes	55,371	57,626	118,983	113,544

Note 16. Supplier Concentrations

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

Note 17. Segment

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

Customer Information

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regard to sales, the Company sells its products through two major sales channels. The first channel is the original equipment manufacturer channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouyges, Orange, Raycom, Serta, Sprint, T-Mobile, Verizon Wireless and Vodafone. A majority of the Company’s products are sold in both sales channels. The Company maintains global relationships with most of its customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring its net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

Product Group Information

The following table presents an analysis of the Company’s sales based upon product groups:
Wireless Communications Product Groups	Fiscal Year Ended
	January 2, 2011		January 3, 2010		December 28, 2008
Antenna systems	$256,743	44%	$150,610	27%	$233,090	26%
Base station systems	280,010	47%	364,166	64%	571,526	64%
Coverage systems	54,708	9%	52,710	9%	85,618	10%
Total net sales	$591,461	100%	$567,486	100%	$890,234	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions.

Geographic Information

The following schedule presents an analysis of the Company’s sales based upon the geographic area to which a product was shipped:
	Fiscal Year Ended
Geographic Area	January 2, 2011	January 3, 2010	December 28, 2008
United States	$214,554	$148,173	$256,200
Asia Pacific	187,433	233,463	302,169
Europe	148,830	135,600	274,977
Other international	40,644	50,250	56,888
Total net sales	$591,461	$567,486	$890,234

POWERWAVE TECHNOLOGIES, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
  (tabular amounts in thousands, except per share data)

Sales to the Asia Pacific region primarily include shipments to China, South Korea, and India.  Sales to China were $121.0 million, $136.0 million, and $214.6 million during the years ended January 2, 2011, January 3, 2010 and December 28, 2008 respectively.  Sales to Europe primarily include shipments to Finland, France, Russia and the Netherlands.  Sales to Finland were $15.9 million, $55.2 million and $74.9 million during the years ended January 2, 2011, January 3, 2010 and December 28, 2008 respectively.  Sales to other international regions primarily include shipments to Middle East, Canada, Mexico, and South America. Sales to the Middle East were $32.2 million, $34.6 million and $25.3 million during the years ended January 2, 2011, January 3, 2010 and December 28, 2008 respectively.

The following table presents an analysis of the Company’s long-lived assets based upon geographic area to which the asset resides:
Geographic Area	Fiscal Year Ended
	January 2, 2011	January 3, 2010
United States	$48,872	$55,782
Asia Pacific	16,905	19,788
Europe	10,161	14,008
Other international	338	305
Total long lived assets	$76,276	$89,883

Note 18. Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 4, 2010	July 4, 2010	October 3, 2010	January 2, 2011
Fiscal 2010:
Net sales	$114,473	$144,580	$156,813	$175,595
Gross profit	$29,811	$41,989	$46,030	$52,021
Net income (loss)	$(10,818)	$224	$7,934	$6,373
Basic income (loss) per share	$(0.08)	$—	$0.06	$0.05
Diluted income (loss) per share	$(0.08)	$—	$0.05	$0.04

	March 29, 2009	June 28, 2009	September 27, 2009	January 3, 2010
Fiscal 2009:
Net sales	$149,745	$136,110	$139,048	$142,583
Gross profit	$32,752	$35,898	$36,158	$37,684
Net income (loss)	$(4,372)	$2,559	$(1,111)	$(2,746)
Basic income (loss) per share	(0.03)	$0.02	$(0.01)	$(0.02)
Diluted income (loss) per share	$(0.03)	$0.02	$(0.01)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 2, 2011.  We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of January 2, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal controls over financial reporting as of January 2, 2011.  In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Based on these criteria, our management has concluded that, as of January 2, 2011, our internal controls over financial reporting are effective.  Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the fourth quarter of the year ended January 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference to the proxy statement on schedule 14A to be filed in connection with our 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the proxy statement on Schedule 14A to be filed in connection with our 2011 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the proxy statement on Schedule 14A to be filed in connection with our 2011 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the proxy statement on Schedule 14A to be filed in connection with our 2011 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the proxy statement on Schedule 14A to be filed in connection with our 2011 Annual Meeting of Stockholders.

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

4.2
Rights Agreement, dated as of June 1, 2001 between Powerwave Technologies, Inc. and U.S. Stock Transfer Corporation, as Rights Agent (incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-A12G dated June 4, 2001).

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

4.2.3
Third Amendment to Rights Agreement, dated October 4, 2010, between Powerwave Technologies, Inc. and Computershare Trust Company, N.A. (successor rights agent to U.S. Stock Transfer Corporation), as Rights Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010).

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

4.9
Indenture, dated as of March 15, 2010 by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010).

4.9.1
Form of Global 1.875% Convertible Senior Subordinated Note due 2024 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010).

4.9.2
Form of Exchange Agreement relating to the exchange of the Company’s outstanding 1.875% Convertible  Subordinated Notes due 2024 for 1.875% Convertible Senior Subordinated Notes due 2024 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2010).

10.1
Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.1.1
Amendment No. 1 to 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.1.2
Amendment No. 2 to 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-20549) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.2
Form of Stock Option Agreement for 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.3
Form of Restricted Stock Purchase Agreement for 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.4
Powerwave Technologies, Inc. Amended and Restated 1996 Director Stock Option Plan (the “Director Plan”) as amended through August 12, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on From 10-K as filed with the Securities and Exchange Commission on February 9, 2010).*

10.5
Form of Stock Option Agreement for the Director Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.6
Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.7
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.8
Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.9
Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-38568) as filed with the Securities and Exchange Commission on June 5, 2000).*

10.10
Powerwave Technologies, Inc. 2002 Stock Option Plan (“2002 Plan”) (incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission on May 22, 2002).*

10.11
Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Form S-8 (File No. 333-88836) as filed with the Securities and Exchange Commission May 22, 2002).*

10.12
Powerwave Technologies, Inc. 2005 Stock Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.13
Form of Stock Option Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.14
Form of Restricted Stock Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.15
Form of Stock Appreciation Rights Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.16
Form of Restricted Stock Unit Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.17
Form of Stock Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 17, 2005).*

10.18
Extended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007).*

10.18.1
Amendment to the Powerwave Technologies, Inc. Extended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2008).*

10.18.2
Amendment to the Company’s Extended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit B of the Company’s Definitive Notice and Proxy Statement filed with the Securities and Exchange Commission on September 27, 2010) *

10.19	2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Notice and Proxy Statement filed with the Securities and Exchange Commission on September 27, 2010) *

10.20
Form of Stock Option Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.21
Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.22
Form of Stock Appreciation Rights Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.23
Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.24
Form of Stock Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.25
Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.25 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.26
Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.26 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.27
Amended and Restated Severance Agreement dated as of August 13 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.27 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.28
Amended and Restated Severance Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.28 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.29
Letter Agreement regarding Change of Control Benefits between the Company and J. Marvin MaGee dated December 17, 2008 (incorporated by reference to Exhibit 10.29 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.30
Letter Agreement Regarding Change of Control Benefits between the Company and Khurram Sheikh dated December 17, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.31
Letter Agreement Regarding Change of Control Benefits between the Company and Basem Anshasi dated December 17, 2008 (incorporated by reference to Exhibit 10.33 of the Company’s Form 10-K filed with the Securities and Exchange Commission on March 2, 2009). *

10.32
Credit Agreement dated April 3, 2009 by and among Powerwave Technologies, Inc., as borrower, the lenders that are signatories and Wells Fargo Foothill, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 19, 2010).

10.32.1
Waiver, Consent, Amendment Number One to Credit Agreement and Amendment Number One to Security Agreement dated December 31, 2009 with the lenders named therein and Wells Fargo Foothill, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 19, 2010).

10.32.2
Waiver, Consent, Amendment Number Two to Credit dated December 31, 2009 with Wells Fargo Capital Finance, LLC (formerly Wells Fargo Foothill, LLC, “Wells Fargo”) as arranger and administrative agent (incorporated by reference to Exhibit 10.1 on Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2010).

10.32.3
Waiver, Amendment Number Three to Credit Agreement and Amendment Number Two to Security Agreement (the “Amendment”) dated April 1, 2010 with the lenders named therein (the "Lenders") and Wells Fargo Capital Finance, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.2 on Form 10-Q as filed with the Securities and Exchange Commission on May 6, 2010).

10.32.4
Amendment Number Four to Credit Agreement and Waiver and Amendment Number Three to Security Agreement dated January 31, 2011 with the lenders named therein and Wells Fargo Capital Finance LLC as arranger and administrative agent for the lender group. (i)

21.1	Subsidiaries of the registrant. (i)

23.1	Consent of Independent Registered Public Accounting Firm. (i)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (i)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934. (i)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*** (i)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*** (i)

(i)	Filed herewith
*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
***
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 17th day of February 2011.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. BUSCHUR	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2011
Ronald J. Buschur

/s/ KEVIN T. MICHAELS	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2011
Kevin T. Michaels

/s/ CARL W. NEUN	Chairman of the Board of Directors	February 17, 2011
Carl W. Neun

/s/ JOHN L. CLENDENIN	Director	February 17, 2011
John L. Clendenin

/s/ MOIZ M. BEGUWALA	Director	February 17, 2011
Moiz M. Beguwala

/s/ DAVID L. GEORGE	Director	February 17, 2011
David L. George

/s/ EUGENE L. GODA	Director	February 17, 2011
Eugene L. Goda

/s/ KEN J. BRADLEY	Director	February 17, 2011
Ken J. Bradley

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended January 2, 2011:
Allowance for doubtful accounts and sales returns	$8,349	896	(4,650)	$4,595
Allowance for excess and obsolete inventory	$22,625	7,182	(8,073)	$21,734

Year ended January 3, 2010:
Allowance for doubtful accounts and sales returns	$9,478	1,860	(2,989)	$8,349
Allowance for excess and obsolete inventory	$43,377	9,057	(29,809)	$22,625

Year ended December 28, 2008:
Allowance for doubtful accounts and sales returns	$11,897	966	(3,385)	$9,478
Allowance for excess and obsolete inventory	$47,251	15,435	(19,309)	$43,377