Form 10-K/A
period 2011-01-02
POWERWAVE TECHNOLOGIES INC
filed 2011-04-29
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes      No  ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      Accelerated filer  ☑    Non-accelerated filer      Smaller reporting company  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  ☑

As of July 4, 2010, the aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant was $196,512,242 computed using the closing price of $1.49 per share of Common Stock on July 2, 2010, the last trading day of the second fiscal quarter, as reported on the NASDAQ Global Market, based on the assumption that directors and officers and more than 10% stockholders are affiliates. As of April 25, 2011, the number of outstanding shares of Common Stock, par value $0.0001 per share, of the Registrant was 169,170,601.

Documents Incorporated by Reference

None.

POWERWAVE TECHNOLOGIES, INC.

Explanatory Note

Powerwave Technologies Inc. (“we,” “us,” “our,” the “Company” or “Powerwave”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (“fiscal 2010”), to include the information required by Part III of form 10-K (Items 10, 11, 12, 13 and 14).  Except for the addition of disclosures in response to Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in Powerwave’s Form 10-K for the fiscal year ended January 2, 2011 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events occurring after February 17, 2011, the date of filing of our original form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance

Directors

Moiz M. Beguwala, 64, has been a member of Powerwave's Board of Directors (the “Board”) since December 2007.  Mr. Beguwala serves as non-executive Chairman of the Board and as a member of the Compensation Committee of RF Nano, a privately-held company engaged in research and development activities in carbon nanotubes and has held such positions since 2009.  Mr. Beguwala serves as a Board member of Skyworks Solutions Inc. and serves on the Audit and Nomination and Governance committees of the Board.  Mr. Beguwala is a Board member of Cavendish Kinetics Inc. a privately held company engaged in devices based on MEMS technology.   Mr. Beguwala was Senior Vice President and General Manger of the Wireless Communications business unit of Conexant Systems, Inc. from January 1999 to June 2002 when he retired from Conexant.  Prior to Conexant’s spin off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998.  Mr. Beguwala brings to the Board extensive experience with respect to management and sales at technology companies with an emphasis on wireless technologies. In addition, Mr. Beguwala also brings directorial experience serving on the board of directors of Skyworks Solutions, Inc.,  RF Nano Inc. and Cavendish Kinetics, Inc.

Ken J. Bradley, 63, has been a member of the Board since December 2007.  Mr. Bradley has been President of Lytica Inc. since February 2005, a privately-held company specializing in supply chain management and product life cycle planning.  From January 2003 through January 2005, Mr. Bradley was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis.  Prior to CoreSim, Mr. Bradley was with Nortel Networks from 1972 to 2002, most recently as Nortel’s Chief Procurement Officer.  During his 30-year career at Nortel, Mr. Bradley held several national and international executive positions in supply management, operations management and technology development including Vice President, Supplier Strategy; Senior Managing Director, Guandong Nortel Communications Joint Venture in China; and Vice President, China Joint Venture Program.  Mr. Bradley also serves on the Board of Directors of two private companies, SynQor, Inc. and Lytica, Inc. Mr. Bradley brings to the Board over thirty years of experience in key leadership roles in supply chain management and procurement in the wireless telecommuncations industry at Nortel Networks.  His supply chain experience at Nortel Networks together with his understanding of the global wireless industry provides insight to the Board and management.

Richard Burns, 58, has been a member of the Board since March 2011. Mr. Burns has been an independent consultant working as a senior advisor for McKinsey & Co. since April 2008.  From December 2006 through March 2008, Mr. Burns was President of Network Services for AT&T’s wireless network and mobility division where he was responsible for strategically deploying AT&T’s 3G mobile broadband network and management and oversight of all phases of wireless network engineering, construction, operations and maintenance.  From December 2004 through December 2006, Mr. Burns was Chief Integration Officer, Broadband for BellSouth Corporation, where he had responsibility for overseeing the company’s business transformation and broadband strategy.  Prior to 2004, Mr. Burns held other positions at BellSouth Corporation, including Chief Supply Chain Officer and President of BellSouth’s broadband and internet division.  Mr. Burns brings to the Board extensive management and operational experience in the telecommunications industry which enables him to offer a broad range of management, operations and supply chain experience to the Board and management.

Ronald J. Buschur, 47, became Chief Executive Officer of Powerwave and a member of the Board in February 2005.  Mr. Buschur joined the Company in June 2001 as Chief Operating Officer.  In May 2004, Mr. Buschur became President of the Company.  Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997.  From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company.  Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.  Mr. Buschur’s knowledge of all aspects of the business combined with his leadership and his extensive experience in operations management at other technology companies, positions him well to serve as Powerwave’s President, Chief Executive Officer and as a director.

John L. Clendenin, 76, was the Lead Director of Powerwave from February 2005 to October 2007.  Mr. Clendenin was non-executive Chairman of the Board of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board since May 1998.  Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company.  He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996.  Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983.  Mr. Clendenin brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1998.  In addition, Mr. Clendenin’s extensive management experience in the telecommunications industry enables him to offer a wealth of management experience, business understanding and front-line exposure to many of the issues facing public companies.

David L. George, 57, has been a member of the Board since November 1995.  Since August 2007, he has been President of Prime Radio Products, a privately-held manufacturer of commercial radio accessories for public safety equipment. From January 2005 to August 2007, he served as Executive Vice President Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications.  From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems.  Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry.  From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider.  Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000.  From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, and Commercial Communications Division of Uniden America.  A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks.  Mr. George brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1995.  In addition, Mr. George has over thirty years of experience in engineering and product development in the wireless technology industry, which enables him to be a valuable contributor to the Board.

Eugene L. Goda, 75, has been a member of the Board since November 1995.  From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company.  From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company.  From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems.  Mr. Goda brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1995.  In addition, Mr. Goda’s experience in leadership and management roles at technology companies in the software industry enables him to offer an understanding and front-line exposure to many issues facing public companies.  Mr. Goda is also active in public company director education and has been a board member of the Forum for Corporate Directors since 1995, a non-profit company whose mission is to assist directors and C-level executives to set the highest standards in corporate governance.

Carl W. Neun, 67, has been a member of the Board since February 2000 and was appointed as Chairman of the Board of Powerwave in October 2007.  From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc.  From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc.  Mr. Neun has over ten years of financial experience in key leadership roles at public companies, including thirteen years as a Chief Financial Officer.  Mr. Neun brings extensive financial management experience at technology companies and has been determined to be an “audit committee financial expert” as defined by the regulations promulgated by the Securities and Exchange Commission.  Mr. Neun also brings directorial experience serving on the board of directors of RadiSys Corporation and Plannar Systems, Inc.

Directors are elected at each of our annual meetings to serve until the next annual meeting, or until their successors are duly elected and qualified.

Meetings of the Board

The Board met six times during fiscal year 2010.  Each director attended at least 83% of the meetings of the Board and all meetings of the committees on which they served.  In addition to Board meetings, the directors communicate informally with management on a variety of topics, including suggestions for Board or committee meeting agenda items, recent developments, and other matters of interest to the directors.  The Board has unrestricted access to management at all times.

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

Mr. Bradley previously served on the board of directors of one other publicly traded company, RadiSys Corporation, a provider of advanced solutions for the communications networking and commercial systems markets, from 2003 to January 2011.

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

None of our other directors have held any public company directorships in the past five years.

Executive Officers

Ronald J. Buschur, 47, became Chief Executive Officer of Powerwave and a member of the Board in February 2005.  Mr. Buschur joined the Company in June 2001 as Chief Operating Officer.  In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997.  From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company.  Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993.

J. Marvin MaGee, 58, is presently Chief Operating Officer of Powerwave.  Mr. MaGee joined the Company in May 2007 as Senior Vice President, Operations and became Chief Operating Officer in December 2007.  Mr. MaGee was employed by Celestica, Inc., a Toronto-based contract manufacturing service provider from 1997 through 2006, and was Executive Vice President of the World Wide Operations from 2005 through 2006 and from 2000 through 2002.  Between 2002 and 2005, Mr. MaGee was Chief Operating Officer and President for Celestica.  Mr. MaGee also served as Celestica’s Senior Vice President of North American Operations between 1997 and 1999.  Prior to joining Celestica, Mr. MaGee was employed by IBM for 18 years in various management roles in Canada and the United States.

Kevin T. Michaels, 52, is presently Chief Financial Officer and Secretary of Powerwave.  Mr. Michaels joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996.  Mr. Michaels was named Senior Vice President, Finance in February 2000.  Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996.  From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Khurram P. Sheikh, 40, is presently Chief Technology Officer of Powerwave with responsibility for research and development, product development and global business units for the Company. Mr. Sheikh is also Chairman of the Technical and Strategic Advisory Board of Powerwave. Mr. Sheikh joined the Company in August 2007 as Chief Product and Development Officer and was promoted to his current position in December 2010.  Mr. Sheikh was employed by Time Warner Cable from August 2005 through 2007, as Vice President, Wireless Strategy and Development where he was responsible for the cable and media company’s entry into the wireless space.  Between 2000 and 2005, Mr. Sheikh was Chief Technology Advisor for various divisions within Sprint where he led the next generation advanced technology efforts for the company.  Mr. Sheikh is widely recognized in the industry for his pioneering efforts in the development of mobile wireless broadband or “4G” wireless technology including WiMAX and LTE.  Mr. Sheikh received advanced graduate degrees in Electrical Engineering with specialization in wireless communications from Stanford University and has also completed executive development courses at the Harvard Business School.  Mr. Sheikh sits on the Board of Governors of 4G America and the Board of Affiliates of the Wireless Communications Network Group at the University of Texas at Austin.

Basem Anshasi, 44, is presently the Vice President of Worldwide Sales of Powerwave and has held this position since December 2008.  Mr. Anshasi joined the Company in July 2006 as Senior Director for Global OEM Sales, and was later named Vice President of Global OEM Sales in January 2007.  Prior to joining Powerwave, Mr. Anshasi was employed by ADC Telecommunications, Inc. from January 1991 through July 2006, where he held several management positions in Sales, Engineering and Operations and was most recently Director of Sales, Wireless.  Mr. Anshasi holds a Bachelor of Science degree in electrical engineering from the University of Alabama, a Master of Science degree in biomedical engineering from the University of Alabama in Birmingham, and a Master of Business Administration degree in global business from Georgia Institute of Technology.

Corporate Governance Guidelines and Code of Ethics

The Board has adopted Corporate Governance Guidelines, which set forth a framework within which the Board, assisted by its committees, oversees the affairs of the Company.  The Corporate Governance Guidelines address, among other things, the composition and functions of the Board, director independence, and re-election of directors.

The Company has also adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which is applicable to all employees, officers and directors of the Company, including our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is intended to qualify as a “Code of Ethics” for purposes of the rules of the Securities and Exchange Commission (“SEC”).

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

Family Relationships

There are no family relationships between any of our directors and executive officers.

Audit Committee

The Company has a standing Audit Committee and the current members of this committee are Ken J. Bradley, John L. Clendenin and Carl W. Neun, all of whom are independent under both Section 10A of the Securities Act of 1934, as amended (“Exchange Act”) and under the NASDAQ listing rules.  The Audit Committee operates pursuant to a written charter.  A copy of our Audit Committee charter is posted on our website at www.powerwave.com.  Our Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 407(d)(5) of Regulation S-K.  For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

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

To Powerwave’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal 2010.

ITEM 11.                      Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Board oversees Powerwave’s compensation plans and policies, approves compensation of our executive officers and administers our stock compensation plans.  This Compensation Discussion and Analysis discusses the key features of our executive compensation program and the approach taken by the Compensation Committee in setting our fiscal 2010 compensation for our named executive officers. Our named executive officers are:

•	Ronald J. Buschur, President and Chief Executive Officer

•	J. Marvin MaGee, Chief Operating Officer

•	Kevin T. Michaels, Chief Financial Officer and Secretary

•	Khurram P. Sheikh, Chief Technology Officer

•	Basem Anshasi, Vice President Worldwide Sales

Executive Summary

We seek to align the interests of our named executive officers with the interests of our shareholders by tying a significant portion of their total annual compensation to our financial performance as measured by certain factors measured during the fiscal year, including the achievement of pro-forma EBITDA targets. Consistent with our compensation policy, our executive compensation program provides a mix of salary, benefits and incentives that over time we believe properly align the interests of our named executive officers with the interests of our shareholders. These include a mix of base salary, annual performance based cash incentives and long-term equity incentive awards.

We believe that our compensation program reflects our pay-for-performance philosophy, and our 2010 financial results demonstrate this. In spite of a very difficult economic and industry environment, we reported annual revenue growth of 4%, but more importantly, we reported our first GAAP net income on a full year basis since 2005. Our gross profit margin reached 28.7% versus 25.1% for fiscal 2009, and we reported our first GAAP operating income of $26.8 million since 2005.  The following table highlights the year over year comparison of the key financial metric used in evaluating our performance for purposes of determining performance based cash incentives for our named executive officers:

Performance Measure	FY 2009 Target	FY 2009 Achievement	FY 2010 Target	FY 2010 Achievement
Pro forma EBITDA (1)	$52,500,000	$31,440,000	$51,013,000	$59,804,000

(1)
EBITDA means, with respect to any fiscal period, the consolidated net earnings (or loss) for such period, minus extraordinary gains for such period (such as foreign exchange translation gains or gains on repurchase of debt), plus, for such period, (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash stock compensation expense, (v) restructuring and impairment charges and expenses, and (vi) extraordinary losses (such as foreign exchange translation losses), all at the sole discretion of the Board.  The pro-forma EBITDA also excludes any incentive accrual for such period.

Taking into account our improved financial and operating performance and the financial performance measure described above which is utilized in determining our performance based cash incentives, the total annual cash compensation increased for our executive officers this year compared to last year because they earned performance based cash incentives under the performance based short-term cash incentive plan.  The earning of performance based cash incentives is the result of our achievement of pre-established quarterly pro-forma EBITDA goals for 2010. In comparison, no performance based cash incentive was earned in 2009, since 2009 performance goals were not achieved.  As shown in the table below, the base salaries of our named executive officers did not increase during the last three years, with the exception of Mr. Anshasi, whose salary increased at the end of 2008 when he was promoted to Vice President of Worldwide Sales. In fact, our President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer’s base salaries have not changed since 2006.

The grant date fair value of equity awards to the named executive officers increased as well in fiscal 2010, driven primarily by (1) the increase in stock price (2009 options were granted at an average of $0.45 per share and 2010 options were granted at an average of $2.22 per share), and (2) the decision to change the annual equity grant cycle so that awards are made at the end of the year in which the performance occurs.  As a result, the Company made annual equity awards for fiscal 2009 performance at the beginning of 2010 and then another award for 2010 performance at the end of fiscal 2010. This resulted in two equity awards being reported for our named executive officers in fiscal 2010, which is the result of the one-time change in the grant policy to a December award date (the December grant cycle is expected to continue going forward).

The following table sets forth direct compensation paid to our named executive officers during the last three fiscal years.  It provides for each of these years:  (a) cash compensation comprised of salary, performance based cash incentive payments and perquisites; (b) the grant date fair value of annual equity awards during the fiscal year; and (c) total annual compensation, comprised of fixed compensation, performance based cash incentives and the grant date fair value of annual equity awards during the fiscal year.  Note that the Annual Equity Awards column contains both the 2010 annual option award released in February 2010 and the 2011 annual option award released in December 2010 for 2011 (following the Company’s change in grant cycle timing).  This table is not a substitute for the Summary Compensation Table and is intended to provide additional information that we believe is useful in analyzing compensation for the three fiscal years presented.

Annual Compensation and Other Equity Awards
		Annual Compensation
		Cash Compensation
Name and Position	Fiscal Year	Base Salary Compensation (1)	Performance Based Incentive Compensation	Other Compensation	Total Annual Cash Compensation	Annual Equity Awards (2)	Total Equity and Cash Compensation

Ronald J. Buschur	2010	$600,058	$525,000	$24,254	$1,149,312	$2,808,763	$3,958,075
	2009	611,641	---	24,462	636,103	204,820	840,923
	2008	600,017	240,000	23,493	863,510	592,000	1,455,510
J. Marvin MaGee	2010	500,103	393,750	23,618	917,471	1,283,070	2,200,541
	2009	509,690	---	24,420	534,110	163,856	697,966
	2008	500,045	180,000	24,496	704,541	103,600	808,141
Kevin T. Michaels	2010	450,058	354,375	29,439	833,872	968,133	1,802,005
	2009	458,767	---	32,239	491,006	102,410	593,416
	2008	450,024	162,000	30,504	642,528	414,400	1,056,928
Khurram P. Sheikh	2010	425,061	297,500	29,439	752,000	1,217,743	1,969,743
	2009	433,292	---	32,239	465,531	156,962	622,493
	2008	425,009	136,000	18,041	579,050	---	579,050
Basem Anshasi	2010	352,099	111,300	29,424	492,823	507,167	999,990
	2009	330,942	---	32,223	363,165	10,924	374,089
	2008	325,215	46,240	30,370	401,825	144,225	546,050
Total for five officers	2010	2,327,379	1,681,925	136,174	4,145,478	6,784,876	10,930,354
	2009	2,344,332	---	145,583	2,489,915	638,972	3,128,887
	2008	2,300,310	764,240	126,904	3,191,454	1,254,225	4,445,679

(1)	The 2009 salaries include an extra week of compensation based on the fact that 2009 was a 53-week fiscal year. 2010 and 2008 were 52-week fiscal years.

(2)
Amounts in this column reflect the grant date fair value of awards granted in fiscal years 2010, 2009 and 2008 for financial statement reporting purposes in accordance with ASC Topic 718.  These amounts do not represent cash payments made to the named executives.  Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, without giving effect to estimated forfeitures.

Philosophy and Overview of Compensation

The Compensation Committee is responsible for establishing our compensation philosophy and policies applicable to our named executive officers.  Our executive compensation philosophy is designed to:

•	Attract, motivate and retain talented executives needed to optimize shareholder value;

•	Align the financial interests of our executive officers with those of our shareholders to create long-term shareholder value;

•	Provide objective, measurable performance criteria on which to base annual compensation and cash performance incentives and enhance our pay-for-performance strategy.

We believe that our named executive officers should be aligned as a team and accountable for overall corporate performance. Attracting and retaining human talent is a critical element of our ability to achieve our strategic goals.  The labor markets in which we compete for human talent, internationally, nationally and locally, are very competitive and to be successful we believe we need to offer compensation programs that are competitive with other telecommunications and technology companies.  In addition, our executive compensation programs are based on the belief that the interests of our executive officers should be closely aligned with our shareholders.  In support of this belief, a meaningful portion of each executive officer’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for our shareholders from both a short-term and long-term perspective.  The long-term orientation of the total compensation is reflected by the substantial link of compensation to long-term stock performance through the equity based awards described in more detail later in this section.

Role of the Compensation Committee

The Compensation Committee has the responsibility for making recommendations to the Board relating to the compensation paid to our named executive officers.  The Compensation Committee typically determines each executive officer’s target total annual cash compensation (base salary and performance based cash incentives) and target total compensation (base salary, performance based cash incentives and long-term equity incentive awards) after reviewing similar information from a group of peer companies in the communications technology industry.  This review has historically occurred in the first quarter of each year and base salary adjustments are effective as of March 1 of each year.  In 2010, the review occurred in January 2010.  At the end of 2010, the Compensation Committee changed the timing of this review to occur in the fourth quarter with respect to compensation decisions for the following fiscal year because it allows them to make the equity award for the year with knowledge of performance during the period.

The Compensation Committee has not adopted any formal policies or targets for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Compensation Committee reviews information from a variety of sources, including input from an independent compensation consultant, and relies on the collective experience of its members in determining the appropriate level and mix of incentive compensation.  While the elements of compensation are considered separately, the Compensation Committee takes into account the total compensation package afforded by the Company to the named executive officers.

Peer Group Companies

The Compensation Committee periodically uses peer group data to compare Powerwave’s compensation levels to market compensation levels, taking into consideration factors such as the size and industry of the other companies, as well as the individual executive’s level of responsibility.

At the beginning of fiscal 2010, the following companies were included in our comparison peer group for executive compensation purposes:

•	ADC Telecommunications, Inc.

•	Adtran, Inc.

•	Anaren, Inc.

•	Arris Group, Inc.

•	Aviat Networks, Inc.

•	Commscope Inc.

•	Comtech Telecommunications Corporation

•	CTS Corporation

•	EMS Technologies, Inc.

•	Extreme Networks, Inc.

•	Emulex Corporation

•	Harmonic, Inc.

•	Hittite Microwave Corporation

•	MRV Communications, Inc.

•	ViaSat, Inc.

The peer group companies were U.S.-based communications technology companies with revenue between one third and three times our revenue and market capitalization of $1 billion or less at the time they were selected in 2008 (for 2009 and 2010 pay decisions).  We believe that this peer group appropriately reflects both the market for executive talent as well as for outside market investment.  In December 2010, the peer group listing was updated for 2011 to remove ADC Telecommunications, Inc., Hittite Microwave Corporation, MRV Communications, Inc., and ViaSat, Inc., and these companies were replaced with Brocade Communications Systems, Inc., Mindspeed Technologies, Inc., Polycom, Inc., and Skyworks Solutions, Inc.  The changes were intended to more closely align with our direct talent competitors and companies in our revenue and market cap size.  The peer group listing now includes similarly sized publicly traded U.S.-based technology hardware companies regardless of market capitalization size.  Peer group data is gathered with respect to base salary, total annual cash compensation and target annual equity awards (including stock options and restricted stock).  It does not include deferred compensation benefits or generally available benefits such as health care coverage or 401(k) plan matching contributions.

We operate in an industry that in recent years has experienced a market slowdown and customer consolidations which have led to increased pricing pressure, reduced customer demand and a need to reevaluate and reduce operating costs.  In order to attract and retain skilled executives in this challenging environment, and taking into account competition for skilled and experienced executives, the Compensation Committee’s practice is to target base salaries, total cash compensation, and equity compensation at the 75th percentile of the peer companies.  Equity compensation is measured as a percent of the Company’s outstanding equity, rather than as a grant date fair value to avoid granting too many shares when our stock price falls and granting too few shares when the stock price increases.  The Compensation Committee retains the discretion to deviate from the peer company data to take into account factors such as Powerwave’s performance, an executive’s performance and experience and the scope of an executive’s position and responsibilities, as well as grant timing.  Accordingly, the 75th percentile of the base salaries, total cash compensation and equity compensation paid by our peer group companies is the starting point in the determination of the compensation to be paid to our executive officers, but we do not rely solely on such peer group benchmarking information in establishing the compensation package paid to our executive officers.

Role of Executive Officers

As part of the process for determining the compensation of our executive officers, the Chief Executive Officer makes recommendations to the Compensation Committee for base salary, performance based cash incentive award adjustments and equity awards for the executive officers, excluding the Chief Executive Officer.  Following a review of the recommendations of the Chief Executive Officer, the performance of the Company, the performance of the executives during the prior year, and the peer group data mentioned above, the Compensation Committee, then approves compensation adjustments, if any, for each executive officer.  The Compensation Committee reviews the Chief Executive Officer’s performance during the prior year versus various financial and subjective performance measures, the Company’s overall performance and the independent salary and competitive data as mentioned above in order to determine any adjustment with regard to the Chief Executive Officer’s base salary and performance based cash incentive and any long term equity award.

The Compensation Committee typically meets six or more times a year. In 2010, the Compensation Committee had nine meetings. The Company’s Chief Executive Officer, Chairman of the Board, Vice President, Human Resources and Vice President, Legal Affairs are typically present at Compensation Committee meetings. Members of management, including the Chief Executive Officer, are not present during deliberations of the Compensation Committee with respect to their own individual compensation.

Role of Compensation Consultants

The Compensation Committee has the authority to engage its own consultants and other independent advisors to assist in creating and administering our executive compensation policies.  In 2010, Frederic W. Cook & Co., Inc. was engaged by the Compensation Committee to perform a market survey of executive compensation, and they compiled the peer group information described above.  In addition to compiling peer group information and market comparative data, Fredric W. Cook & Co., Inc. also makes recommendations to the Compensation Committee regarding the composition of the peer group and for compensation of the named executive officers based on the peer group data and the Compensation Committee’s objectives. The Compensation Committee considers the recommendations of Frederic W. Cook & Co., Inc. as one factor on making compensation decisions with respect to the named executive officers. Other than providing periodic background on the executive compensation market, making recommendations and assisting with compensation planning, Frederic W. Cook & Co., Inc. does not perform any additional services for Powerwave. The Compensation Committee meets in executive session with Frederic W. Cook & Co., Inc. with no members of management present, periodically throughout the year.

Elements of Executive Compensation

Compensation for all of our executive officers is a mix of the principal components summarized in the following table and described in greater detail below:

Component of Compensation	Primary Purpose
Base Salary	Provide the security of a competitive fixed cash payment for services rendered.
Performance-Based Cash Incentives	Pay-for-performance and achievement of company financial objectives, which may be measured quarterly, every six months or annually.
Long-Term Equity Awards	Create a strong financial incentive to build long-term shareholder value, as well as rewarding past performance, recognizing promotions, and retention purposes.

Base Salary

As described above, we generally set base salaries that we provide to our named executive officers at the 75th percentile of base salaries offered by similarly situated companies based on an assessment of the peer group data described above.  However, individual base salaries may vary from such level based on:

•	Industry experience, knowledge and qualifications, including academic and professional degrees;

•
The salary levels for comparable positions within the telecommunications industry including, in certain cases, the salary being received by an executive officer candidate at such person’s current employer;

•	The base salaries being provided to similarly-titled executive officers at Powerwave;

•	Our performance and macroeconomic factors;

•	The complexity or difficulty of the job duties of the executive; and

•	The degree to which retention of an individual executive is deemed critical to our current and future success.

Salaries paid to executive officers are reviewed annually and  proposed adjustments are based upon an assessment of the nature of the position, our performance, the individual’s contribution to corporate goals and achievements, experience and tenure of the executive officer, comparable market salary data, growth in our size and complexity, and changes in the executive’s responsibilities.  The Compensation Committee approves all changes to executive officers’ salaries.  For 2010, the Chief Executive Officer asked the Compensation Committee to consider his recommendation to freeze base salaries for executives due to macro-economic conditions.  The Compensation Committee agreed with his recommendation and the named executive officers did not receive any increase in their base salaries.  In 2007, 2008 and 2009, the named executive officers also did not receive salary increases, with the exception of Mr. Anshasi who received an increase when he was promoted to Vice President, Worldwide Sales.

In December 2010, the Compensation Committee reviewed the base salaries of our named executive officers in the context of an executive compensation review done by Frederic W. Cook & Co., Inc., the Compensation Committee’s independent compensation consultant, to determine whether the base salaries of any of our executive officers should be increased to remain competitive with the 75th percentile of the companies in our peer group.  The consultant’s role was to provide data for context and facilitate decisions that implemented the Company’s desired compensation strategy. Based on the compensation review and the Committee’s view of competitive market factors, the Compensation Committee decided to increase the base salary of Mr. Buschur from $600,000 to $700,000 and to increase the base salaries of our other named executive officers, Messrs. MaGee, Sheikh, Michaels and Anshasi each by 3%.  The Committee noted in its review that the base salaries of the named executive officers (with the exception of Mr. Anshasi) had not been increased since 2006. The above salary increases are effective March 1, 2011.

Performance Based Cash Incentive Plan

It is the Compensation Committee’s objective to have a substantial portion of each of our named executive officer’s cash compensation be contingent upon our short-term financial operating performance.  The purpose of this objective is to directly align any cash incentives paid to our executive officers with our pay-for-performance strategy and reward positive financial performance.  Our Compensation Committee generally targets total cash compensation, including base salary and annual performance based cash incentives, for our executive officers at the 75th percentile of total cash compensation offered by our peer group companies.  In 2010, Powerwave maintained a performance-based cash incentive plan for our executive officers which was intended to provide incentives to our executive officers in the form of cash payments for achieving certain objective performance goals based on quarterly pro-forma earnings before interest, taxes, depreciation and amortization, also commonly known as EBITDA.  The Compensation Committee selected pro-forma EBITDA as the performance measure because EBITDA is an extremely good measure of a company’s operating cash flow based on objective data from the company’s income statement. The Committee chose to utilize a pro forma version of EBITDA to exclude any distorting accounting and financing effects on the company’s earnings, including non-cash amortization, translation expenses and restructuring charges. The Compensation Committee chose quarterly performance targets because of the current difficulties in accurately forecasting annual results in light of the recent economic downturn and macro economic conditions.  The performance targets for the first two quarters were established at the beginning of the fiscal year on the basis of an annual budget and were approved by the Compensation Committee and the performance targets for the third and fourth quarter were established in June 2010 (prior to the start of the last two quarterly performance periods).  Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary.  The annual target bonus amounts for our named executive officers for 2010 were as follows:

Name	Percentage of Base Salary	Target Incentive ($)

Ronald J. Buschur	100%	$600,000
J. Marvin MaGee	90%	450,000
Kevin T. Michaels	90%	405,000
Khurram P. Sheikh	80%	340,000
Basem Anshasi	40%	112,000

The above targets vary to reflect the varying responsibilities of the executives, their tenure with Powerwave, and are consistent with the objective of targeting total annual cash compensation near the 75th percentile of similarly situated companies.  If the pro-forma EBITDA targets are fulfilled for each of the first, second, third and fourth quarters of the fiscal year, each executive officer would earn 25% of his or her annual target incentive amount.  For every one percent a quarterly performance target is exceeded by the Company, the individual quarterly earnout is increased by 2.5 percent, up to a maximum of 125%.  Also, if the actual pro-forma EBITDA is less than the target, an individual earnout will be reduced by 5% for every 1% below the target so that if less than 81% of the target is achieved, then no incentive will be earned.  For 2010, earned incentives were paid out quarterly with twenty-five percent (25%) of each executives officer’s earned quarterly incentive held back until the end of the year and is payable following the end of the year.  This is done to give the Compensation Committee the discretion to adjust payouts based on company performance for the entire fiscal year.  Determination of the completion of a quarterly pro-forma EBITDA target is subject to the discretion of the Compensation Committee.  The Compensation Committee retains the discretion to adjust all or any portion of a quarterly incentive based on individual or overall company performance.  In addition, the Compensation Committee retains the discretion to cause all or any portion of a deferred incentive to be reduced based on overall company performance.  In the second quarter of fiscal 2010, Powerwave achieved 130% of the pro-form EBITDA target, but the Compensation Committee elected to reduce the incentive payout to a level equivalent to 100% of target in order to provide additional funds for incentive payments to non-executive employees of the Company.  This reduction occurred upon the recommendation of the Company’s executive management.

The performance targets for fiscal year 2010 were as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Pro-forma EBITDA (1)	$11,614,000	$11,614,000	$11,614,000	$16,171,000

(1)
EBITDA means, with respect to any fiscal period, the consolidated net earnings (or loss) for such period, minus extraordinary gains for such period (such as foreign exchange translation gains or gains on repurchase of debt), plus, for such period, (i) interest expense, (ii) income taxes, (iii) depreciation and amortization, (iv) non-cash stock compensation expense, (v) restructuring and impairment charges and expenses, and (vi) extraordinary losses (such as foreign exchange translation losses), all at the sole discretion of the Board of Directors.  The pro-forma EBITDA also excludes any incentive accrual for such period.

The following table summarizes the inputs that were used in calculating the performance-based cash incentives earned by our named executive officers in 2010.

Named Executive	Target Annual Bonus	Quarterly Achievement Percentage				Actual Percentage Payout				Total Amount Received (1)
		Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Ronald J. Buschur	$600,000	8.1%	130%	172%	146%	-0-	100%	125%	125%	$525,000
J. Marvin MaGee	$450,000	8.1%	130%	172%	146%	-0-	100%	125%	125%	$393,750
Kevin T. Michaels	$405,000	8.1%	130%	172%	146%	-0-	100%	125%	125%	$354,375
Khurram P. Sheikh	$340,000	8.1%	130%	172%	146%	-0-	100%	125%	125%	$297,500
Basem Anshasi	$112,000	8.1%	130%	172%	146%	-0-	100%	125%	125%	$111,300

(1)	The amount earned under the performance based cash incentive plan was greater than the amount paid due to the decision to reduce the Q2 payout in order to fund employee bonuses.

Stock Options and Stock Awards

We believe that providing an equity incentive is important to tie a significant portion of our named executive officer’s compensation directly to the long-term performance of our Common Stock and thereby tying our executive officer’s incentives to creating long-term shareholder value. In addition, we believe that this helps to create an incentive for sustained long-term growth.  Equity incentives also provide an important employee retention tool.  Stock option grants are determined by reference to market data and vary among our executive officers based on their position and level of responsibility.  In general, Powerwave targets equity awards for its named executive officers between the median and the 75th percentile of peer group companies, depending on performance and share availability.  The Compensation Committee determines each year if annual grants or stock awards will be made based on a review of competitive market pressures and compensation levels.  All stock option grants have an exercise price equal to the closing price of Powerwave’s Common Stock on the date of Compensation Committee approval of the grant.  The Company uses options because it views them as long-term performance based, since the stock price must increase for executives to earn any tangible reward.  Options generally vest 25% after 12 months following the grant date with the remaining 75% vesting in equal monthly installments over the next 36 months.  Vesting ceases on termination of employment.  Newly hired executives receive their stock option award on their first day of employment with Powerwave.  Newly promoted executives receive their stock option award on the date the Board or Compensation Committee approves their award in association with such promotion.

As part of our annual performance and compensation review process, the Compensation Committee has historically approved annual stock option grants and stock awards at its regularly scheduled meeting in the first quarter of each year.  These awards were granted with consideration of the previous year’s performance. Therefore, awards in Q1 2010 were granted following assessment of 2009 performance. In December 2010, the Compensation Committee changed the timing of our annual equity grants to our executive officers to late in the fourth quarter so that the awards would correspond more closely with our year-end performance review process and so that the amount granted for performance would be released in the year the performance actually occurred.  As a result, the Summary Compensation Table at the end of this section includes not only the value of equity awards granted in early 2010 for performance in fiscal 2009 (February 2010) but also for performance in fiscal 2010, (which were granted in December 2010, and would have been granted in Q1 2011 under the previous schedule).  Because of the change in equity grant dates, the value of awards granted in the Summary Compensation Table for fiscal 2010 appears high when compared to fiscal 2009.   In the future, we intend to continue to grant annual equity awards in the last quarter of a fiscal year in connection with our year-end performance review process.

The following table details the stock options granted to our named executive officers during fiscal 2010:

Name	Options for 2009 Performance (February 2010) (1)	Options for 2010 Performance (December 2010) (2)
Ronald J. Buschur	500,000	1,400,000
J. Marvin MaGee	200,000	650,000
Kevin T. Michaels	125,000	500,000
Khurram P. Sheikh	100,000	650,000
Basem Anshasi	125,000	240,000

(1)
These options were granted in February 2010.  Vesting is time based over four years, with 25% vesting after 12 months and the remaining 75% vesting in equal monthly installments over the next 36 months.

(2)
These options were granted in December 2010.  Vesting is time based over four years, with 25% vesting after 12 months and the remaining 75% vesting in equal monthly installments over the next 36 months.

February 2010 Stock Option Grants (Annual Grant for fiscal 2009 performance). The above option grants to Messrs. Buschur, MaGee, Michaels, Sheikh and Anshasi were generally in a median range relative to the peer group data.  The intention was to create long-term incentives for the executive officers that would align their interests with those of shareholders as well as provide for further retention incentives given the extremely difficult economic environment at that time.  The Compensation Committee desired to make larger grants to the executive officers, but was limited by the amount of shares available under Powerwave’s then existing stock plans.

December 2010 Stock Option Grants (Annual Grant for fiscal 2010 performance). The Compensation Committee’s intent was for the December 2010 grants to be part of a three-year program designed to enhance retention and reward the named executive officers for Powerwave’s improved financial performance in 2010 as well as continue to strengthen the executive officer’s alignment with creating long-term shareholder value.  In making the grants, the Compensation Committee considered the fact that many options held by the executive officers were underwater and provided little incentive, and also that base salaries for the majority of the named executive officers had not been increased for four years.

With the assistance of Frederic W. Cook & Co. Inc., the Compensation Committee developed a three year stock option grant program for the named executive officers with an annual option level that is based on the 60th percentile of the peer group companies.   The design provides the officers with 60th percentile options over three years, but provides more of them upfront and fewer of them later in order to augment retention and provide a powerful current long-term growth incentive. This resulted in a baseline annual stock option grant target for each year in the three year program (2011, 2012 and 2013).  In order to provide immediate retention and significant long-term incentive to the named executive officers, the Compensation Committee elected to double the baseline grant in year one (the fiscal 2011 grant that was made in December 2010) with the intent of granting options equal to 50% of the baseline grant in years two and three.  Over three years, the number of options granted is the same as with an annual release schedule.  The following table illustrates the three year stock option grant program for the named executive officers.

	Annual 60th Percentile
	Number			Expected		Expected		3-Yr
Name	Options	2011	*	2012	*	2013	*	Total
Ronald J. Buschur	700,000	1,400,000		350,000		350,000		2,100,000
J. Marvin MaGee	325,000	650,000		165,000		165,000		980,000
Kevin T. Michaels	250,000	500,000		125,000		125,000		750,000
Khurram P. Sheikh	325,000	650,000		165,000		165,000		980,000
Basem Anshasi	120,000	240,000		60,000		60,000		360,000

Grants made at the end of the previous year (e.g., 2011 grant released in December 2010)

The Chief Executive Officer and the Chief Financial Officer of Powerwave comprise the members of our Option Committee, and are empowered by the Board and the Compensation Committee to grant options to employees below the level of Senior Vice President up to a maximum grant amount of 45,000 shares per employee.  All grants for employees in excess of this amount are submitted to the Compensation Committee or the Board for approval and all grants by the Option Committee are reviewed quarterly by the Board of Directors.  The cumulative maximum number of options that may be granted by the Option Committee without further Board approval is 350,000 shares.

We do not have any ownership guidelines or policies requiring our executive officers to hold shares of common stock acquired on option exercise or restricted share vesting for any additional period of time.

Other Elements of Executive Compensation

Medical Insurance.  We provide to each named executive officer such health, dental and vision insurance coverage as Powerwave may from time to time make available to its other employees.  We pay all of the premiums for this insurance for our executive officers.

Stock Purchase Plan.  Powerwave’s Extended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”), which qualifies under Section 423 of the Internal Revenue Code, permits participants, including our executive officers to purchase Powerwave Common Stock on favorable terms.  ESPP participants are granted a purchase right to acquire shares of Common Stock at a price that is 85% of the stock price on either the first day of the six month period or the stock price on the last day of the six month period, whichever is lower.  The purchase dates occur on the last business days of July and January each year.  To pay for the shares, each participant may authorize periodic payroll deductions from 1% to 15% of his or her cash compensation, subject to certain limitations imposed by the Internal Revenue Code.  All payroll deductions collected from the participant in a six month period are automatically applied to the purchase of Common Stock on that period’s purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP.

401(k) Plan.  We maintain a savings plan under Section 401(k) of the Internal Revenue Code.  The savings or 401(k) Plan is a tax qualified savings plan under which all employees, including our named executive officers, are able to contribute the lesser of up to 100% of their annual salary or the limit set by the IRS.  For fiscal 2010, Powerwave matched 100% of the first 3% and 50% of the next 2% of pay that is contributed by a participant.  All contributions to the 401(k) plan, as well as any matching contributions are fully vested on contribution.

Termination or Change in Control Compensation.  We do not have employment agreements with any of our named executive officers.  We have entered into Change of Control Agreements and Severance Agreements with Ronald J. Buschur and Kevin T. Michaels and Change of Control Agreements with J. Marvin MaGee, Khurram Sheikh and Basem Anshasi.  These agreements are intended to promote stability and continuity of senior management during the uncertain period that accompanies a transaction and to secure a release from future claims against the Company when there is an involuntary termination without cause that is not in connection with a transaction.  All change-in-control cash severance payments are “double trigger,” requiring both consummation of a transaction and involuntary termination without cause or termination for “good reason.”  Information regarding the applicable payments under such agreements is provided under the heading “Potential Payments on Termination or Change in Control.”

Tax and Accounting Implications

Deductibility of Executive Compensation

The Compensation Committee has reviewed our executive compensation plans to determine if revisions may be necessary due to the provisions of Section 162(m) of the Internal Revenue Code, which generally disallows a tax deduction to public corporations for compensation paid to any of the corporation’s executive officers in excess of $1,000,000 during any fiscal year.  It is the current policy of the Compensation Committee to preserve, to the extent reasonably possible and consistent with the best interests of Powerwave and our shareholders, our ability to obtain a corporate tax deduction for compensation paid to our executive officers.  The Compensation Committee continually reviews our existing executive compensation plans and will propose changes, if necessary and reasonable, to ensure compliance with the provisions of Section 162(m) which allow performance-based compensation to be excluded from the deduction limits.

Tax Penalties

We believe that our executive officers will not be subject to any tax penalties under Internal Revenue Code Section 409A as a result of participating in any of our compensation programs or agreements.

Accounting for Stock-Based Compensation

On January 2, 2006, we began accounting for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation.”  In determining stock-based awards in fiscal 2010, the Compensation Committee generally considered the potential expense of these programs recorded in accordance with ASC Topic 718.  The Compensation Committee concluded that the awards were in the best interests of stockholders given competitive practices in our industry and among our peer companies, the awards’ potential expense, our performance, and the impact of the awards on employee motivation and retention.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K.  Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Powerwave’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, all of the members of the Compensation Committee consisted of independent directors and none of the members of the Compensation Committee either was or previously had been an officer or employee of the Company or any of its subsidiaries or otherwise had a relationship with the Company requiring disclosure under Items 404 or 407(e)(4)(iii) of Regulation S-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation earned by each of our named executive officers for services rendered in all capacities for the fiscal years ended January 2, 2011, January 3, 2010 and December 28, 2008, respectively.

Name and Position	Fiscal Year	Salary (1)		Stock Awards (2)		Option Awards (3)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation (4)	Total

Ronald J. Buschur President and Chief Executive Officer	2010	$600,058		$	---	$2,808,763	$525,000	$	---	$24,254	$3,958,075
	2009	611,641			---	204,820	---		---	24,462	840,923
	2008	600,017			592,000	---	240,000		---	23,493	1,455,510
J. Marvin MaGee Chief Operating Officer	2010	500,103			---	1,283,070	393,750		---	23,618	2,200,541
	2009	509,690			---	163,856	---		---	24,420	697,966
	2008	500,045			103,600	---	180,000		---	24,496	808,141
Kevin T. Michaels Chief Financial Officer and Secretary	2010	450,058			---	968,133	354,375		---	29,439	1,802,005
	2009	458,767			---	102,410	---		---	32,239	593,416
	2008	450,024			414,400	---	162,000		---	30,504	1,056,928
Khurram P. Sheikh Chief Technology Officer	2010	425,061			---	1,217,743	297,500		---	29,439	1,969,743
	2009	433,292			---	156,962	---		---	32,239	622,493
	2008	425,009			---	---	136,000		---	18,041	579,050
Basem Anshasi Vice President, Worldwide Sales	2010	352,099	(5)		---	507,167	111,300		---	29,424	999,990
	2009	330,942			---	10,924	---		---	32,223	374,089
	2008	325,215			---	144,225	46,240		---	30,370	546,050

(1)	The 2009 salaries include an extra week of compensation based on the fact that 2009 was a 53-week fiscal year. 2010 and 2008 were 52-week fiscal years.

(2)
Mr. Buschur was granted a stock award of 200,000 shares of Common Stock in 2008.  Mr. Michaels was granted a stock award of 140,000 shares of Common Stock in 2008.  Mr. MaGee was granted a stock award of 35,000 shares of Common Stock in 2008.  We did not grant any stock awards in 2009 or 2010.  The amount reported represents the grant date fair value of awards granted in fiscal year 2008 related to these stock awards in accordance with ASC Topic 718.  These amounts do not represent cash payments made to the named executive officers.  Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, without giving effect to estimated forfeitures.

(3)
Amounts in this column reflect the grant date fair value of awards granted in fiscal years 2010, 2009 and 2008 for financial statement reporting purposes in accordance with ASC Topic 718.  These amounts do not represent cash payments made to the named executive officers.  Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, without giving effect to estimated forfeitures.

(4)	See the following separate table for details of “All Other Compensation.”

(5)	Includes $34,024 paid to Mr. Anshasi under a sales commission plan.

The following table details the components of “All Other Compensation” summarized in the table above.

		All Other Compensation
Name and Position	Fiscal Year	Insurance Premium Payments (1)	401(k) Matching Contributions	Pension Contribution		Auto Allowance		Severance Payments		Change of Control Payments		Relocation Payments			Total

Ronald J. Buschur	2010	$19,639	$4,615	$	---	$	---	$	---	$	---	$	---		$24,254
	2009	17,539	6,923		---		---		---		---		---		24,462
	2008	16,570	6,923		---		---		---		---		---		23,493
J. Marvin MaGee	2010	13,818	9,800		---		---		---		---		---		23,618
	2009	9,720	14,700		---		---		---		---		---		24,420
	2008	5,811	13,800		---		---		---		---		4,885	(2)	24,496
Kevin T. Michaels	2010	19,639	9,800		---		---		---		---		---		29,439
	2009	17,539	14,700		---		---		---		---		---		32,239
	2008	16,570	13,934		---		---		---		---		---		30,504
Khurram P. Sheikh	2010	19,639	9,800		---		---		---		---		---		29,439
	2009	17,539	14,700		---		---		---		---		---		32,239
	2008	16,570	1,471		---		---		---		---		---		18,041
Basem Anshasi	2010	19,624	9,800		---		---		---		---		---		29,424
	2009	17,523	14,700		---		---		---		---		---		32,223
	2008	16,570	13,800		---		---		---		---		---		30,370

(1)	Includes both employer and employee insurance premiums that are paid by Powerwave on behalf of the named executive officers.

(2)	Represents reimbursement of tax preparation fee relating to Mr. MaGee’s relocation from Toronto, Canada to Southern California.

Grants of Plan-Based Awards

The following table sets forth, for the fiscal year ended January 2, 2011, certain information regarding grants of plan-based and performance-based awards to our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold (1)	Target (1)	Maximum (1)

Ronald J. Buschur	N/A	$7,500	$600,000	$750,000	---	---	---	---
	02/10/10	---	---	---	---	500,000	$1.09	$326,639
	12/18/10	---	---	---	---	1,400,000	2.57	2,482,124
J. Marvin MaGee	N/A	5,625	450,000	562,500	---	---	---	---
	02/10/10	---	---	---	---	200,000	1.09	130,655
	12/18/10	---	---	---	---	650,000	2.57	1,152,415
Kevin T. Michaels	N/A	5,063	405,000	506,250	---	---	---	---
	02/10/10	---	---	---	---	125,000	1.09	81,660
	12/18/10	---	---	---	---	500,000	2.57	886,473
Khurram P. Sheikh	N/A	4,250	340,000	425,000	---	---	---	---
	02/10/10	---	---	---	---	100,000	1.09	65,328
	12/18/10	---	---	---	---	650,000	2.57	1,152,415
Basem Anshasi	N/A	1,400	112,000	140,000	---	---	---	---
	02/10/10	---	---	---	---	125,000	1.09	81,660
	12/18/10	---	---	---	---	240,000	2.57	425,507

(1)
Represents the possible payout amounts under our 2010 Executive Officer Cash Incentive Plan, which are dependent upon the Company’s achievement of the performance conditions established by the Compensation Committee with respect to fiscal 2010.  The threshold amount is the minimum payout which represents 5% of the annual target on a quarterly basis.

(2)	Vesting of options is time based over four years, with 25% vesting after 12 months and the remaining 75% vesting in equal monthly installments over the next 36 months.

(3)
The grant date fair value is computed in accordance with ASC Topic 718 “Accounting for Stock Compensation.”  Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, without giving effect to estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards to our named executive officers as of January 2, 2011:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable

Ronald J. Buschur	400,000	---		---	$11.81	06/25/2011	---	---	---	---
	100,000	---		---	5.41	08/05/2012	---	---	---	---
	200,000	---		---	6.57	10/17/2013	---	---	---	---
	200,000	---		---	5.01	07/21/2014	---	---	---	---
	200,000	---		---	7.47	09/12/2016	---	---	---	---
	114,583	135,417	(2)	---	0.48	02/06/2019	---	---	---	---
	114,583	135,417	(3)	---	0.42	02/10/2019	---	---	---	---
	---	500,000	(4)	---	1.09	02/10/2020	---	---	---	---
	---	1,400,000	(5)	---	2.57	12/18/2020	---	---	---	---
Kevin T. Michaels	75,000	---		---	5.41	08/05/2012	---	---	---	---
	75,000	---		---	6.57	10/17/2013	---	---	---	---
	200,000	---		---	5.01	07/21/2014	---	---	---	---
	120,000	---		---	7.47	09/12/2016	---	---	---	---
	100,000	20,000	(6)	---	6.49	08/07/2017	---	---	---	---
	57,291	67,709	(2)	---	0.48	02/06/2019	---	---	---	---
	57,291	67,709	(3)	---	0.42	02/10/2019	---	---	---	---
	---	125,000	(4)	---	1.09	02/10/2020	---	---	---	---
	---	500,000	(5)	---	2.57	12/18/2020	---	---	---	---
J. Marvin MaGee	179,166	20,834	(7)	---	6.69	05/07/2017	---	---	---	---
	50,000	10,000	(6)	---	6.49	08/07/2017	---	---	---	---
	91,666	108,334	(2)	---	0.48	02/06/2019	---	---	---	---
	91,666	108,334	(3)	---	0.42	02/10/2019	---	---	---	---
	---	200,000	(4)	---	1.09	02/10/2020	---	---	---	---
	---	650,000	(5)	---	2.57	12/18/2020	---	---	---	---
Khurram P. Sheikh	154,166	30,834	(8)	---	6.80	08/13/2017	14,063	$35,720	---	---
	126,041	148,959	(2)	---	0.48	02/06/2019	---	---	---	---
	44,113	52,137	(3)	---	0.42	02/10/2019	---	---	---	---
	---	100,000	(4)	---	1.09	02/10/2020	---	---	---	---
	---	650,000	(5)	---	2.57	12/18/2020	---	---	---	---
Basem Anshasi	9,375	625	(9)	---	5.17	03/16/2012	---	---	---	---
	30,000	15,000	(10)	---	2.73	04/30/2013	---	---	---	---
	14,583	10,417	(11)	---	4.88	08/12/2013	---	---	---	---
	25,000	---		---	8.18	07/17/2016	---	---	---	---
	10,000	---		---	7.47	09/12/2016	---	---	---	---
	20,833	4,167	(6)	---	6.49	08/07/2017	---	---	---	---
	25,000	25,000	(12)	---	0.62	12/12/2018	---	---	---	---
	11,458	13,542	(2)	---	0.48	02/06/2019	---	---	---	---
	---	125,000	(4)	---	1.09	02/10/2020	---	---	---	---
	---	240,000	(5)	---	2.57	12/18/2020	---	---	---	---

(1)	Value calculated by multiplying the closing market price of our Common Stock on January 2, 2011, or $2.54, by the number of shares.

(2)	The shares underlying the option vest at a rate of 25% on February 6, 2010, and the remaining 75% vests in equal monthly installments so that the option is fully vested on February 6, 2013.

(3)	The shares underlying the option vest at a rate of 25% on February 10, 2010, and the remaining 75% vests in equal monthly installments so that the option is fully vested on January 30, 2013.

(4)	The shares underlying the option vest at a rate of 25% on February 10, 2011, and the remaining 75% vests in equal monthly installments so that the option is fully vested on February 10, 2020.

(5)	The shares underlying the option vest at a rate of 25% on December 18, 2011, and the remaining 75% vests in equal monthly installments so that the option is fully vested on December 18, 2020.

(6)	The shares underlying the option vest at a rate of 25% on August 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 7, 2011.

(7)	The shares underlying the option vest at a rate of 25% on May 7, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on May 7, 2011.

(8)	The shares underlying the option vest at a rate of 25% on August 13, 2008, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 13, 2011.

(9)	The shares underlying the option vest at the rate of 25% on March 16, 2008 and the remaining 75% vests in equal monthly installments so that the option is fully vested on March 16, 2011.

(10)	The shares underlying the option vest at a rate of 25% on April 30, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on April 30, 2012.

(11)	The shares underlying this option vest at a rate of 25% on August 12, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on August 12, 2012.

(12)	The shares underlying the option vest at a rate of 25% on December 12, 2009, and the remaining 75% vests in equal monthly installments so that the option is fully vested on December 12, 2012.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended January 2, 2011:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise		Number of Shares Acquired on Vesting	Value Realized on Vesting (1)

Ronald J. Buschur	---	$	---	46,500	$68,355

J. Marvin MaGee	---		---	8,137	11,961

Kevin T. Michaels	---		---	32,550	47,849

Khurram P. Sheikh	---		---	18,750	31,312

Basem Anshasi	---		---	---	---

(1)	The value is determined by multiplying the number of shares acquired upon vesting by the closing price of our common stock on the date of vesting.

Potential Payments Upon Termination or Change in Control

We have entered into agreements with our named executive officers that provide certain benefits upon the termination of their employment under certain conditions.  Those agreements are summarized as follows:

Severance Agreements with Messrs. Buschur and Michaels

Effective August 1, 2003, Powerwave entered into severance agreements with Ronald J. Buschur and Kevin T. Michaels.  Mr. Buschur’s severance agreement, as amended to date, provides that if his employment is terminated without “cause” or if he voluntarily resigns for “good reason” (as such terms are defined below), he shall be entitled to (i) a lump-sum payment equal to three times his “total annual compensation,” and (ii) continued group health insurance for a period of 36 months.  For purposes of this agreement, “total annual compensation” is defined as base salary for the year in which employment terminates plus the greater of Mr. Buschur’s target performance based cash incentive for the year in which employment terminates or the actual performance based cash incentive paid in the prior year.  Mr. Michaels executed an identical severance agreement, as amended to date, except that the severance payment amount is two times his total annual compensation, and the period of continued health coverage is 24 months.  Both of these agreements were amended and restated on August 13, 2008 to conform with the regulations under Internal Revenue Code Section 409A.

Change of Control Agreements with Messrs, Buschur, Michaels, MaGee, Sheikh and Anshasi

Effective August 1, 2003, Powerwave also entered into change of control agreements with Mr. Buschur and Mr. Michaels.  Mr. Buschur’s change in control agreement, as amended to date, provides that if in anticipation of, in connection with, or within two years following a “change in control,” Mr. Buschurs’ employment is terminated without “cause”, or if Mr. Buschur voluntarily resigns for “good reason”, then Mr. Buschur shall be entitled to (i) a lump-sum payment equal to three times his total annual compensation, (ii) continued health insurance for a period of 36 months, and (iii) the immediate vesting of all unvested stock options held by Mr. Buschur.  For purposes of this agreement, the term “total annual compensation” has the same definition as provided in the severance agreement.  Mr. Michaels executed an identical change in control agreement, except that the lump sum payment is two times his total annual compensation, and the period of continued health insurance coverage is 24 months.   Both of these agreements were amended and restated on August 13, 2008 to conform with the regulations under Internal Revenue Code Section 409A.

 Effective May 2007, Powerwave entered into a Change in Control Agreement with Marvin MaGee, which provides that if in anticipation of, or within 18 months following, a “change in control” of Powerwave Mr. MaGee’s employment is terminated without “cause” or if Mr. MaGee voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to 18 months of his then annual salary, (ii) continued health coverage for a period of 18 months, and (iii) outplacement assistance for 18 months.  This agreement was amended and restated in December 2008 to conform with the regulations under Internal Revenue Code Section 409A.

 Effective August 2007, Powerwave entered into a Change in Control Agreement with Khurram Sheikh, which provides that if in anticipation of, or within 18 months following, a “change in control” of Powerwave, Mr. Sheikh’s employment is terminated without “cause” or if Mr. Sheikh voluntarily resigns with “good reason”, then he shall be entitled to (i) a lump sum payment equal to 18 months of his then annual salary, (ii) continued health coverage for a period of 18 months, and (iii) outplacement assistance for 18 months.  This agreement was amended and restated in December 2008 to conform with the regulations under Internal Revenue Code Section 409A.

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

All of the change of control agreements and severance agreements require the execution of a release of claims in favor of Powerwave as a pre-condition to the receipt of payments.

The following table sets forth potential payments payable to our named executive officers upon termination of employment without cause, termination for “good reason,” or a termination of employment without cause or for good reason in connection with a change in control.  The Company’s Compensation Committee may in its discretion revise, amend or add to the benefits if it deems advisable.  The table below reflects amounts payable to our named executive officers assuming a termination of employment without cause on January 2, 2011 and a change of control on, and termination of employment without cause on January 2, 2011:

Name	Trigger (1)	Salary and Performance Based Incentive (2)	Continuation of Benefits (3)	Value of Option Acceleration (4)			Value of Restricted Stock Acceleration		Total Value

Ronald J. Buschur	Termination without Cause/Good Reason	$3,600,000	$55,109	$	---		$	---	$3,655,109
	Change of Control	3,600,000	55,109		1,291,043	(5)		---	4,946,152

J. Marvin MaGee	Termination without Cause/Good Reason	---	---		---			---	---
	Change of Control	750,000	18,824		---			---	768,824

Kevin T. Michaels	Termination without Cause/Good Reason	1,710,000	36,739		---			---	1,746,739
	Change of Control	1,710,000	36,739		464,274	(5)		---	2,211,013

Khurram Sheikh	Termination without Cause/Good Reason	---	---		---			---	---
	Change of Control	637,500	27,555		---			35,720	700,775

Basem Anshasi	Termination without Cause/Good Reason	---	---		---			---	---
	Change of Control	477,000	27,555		---			---	504,555

(1)
Messrs. Buschur and Michaels are entitled to the benefits specified in this table if their employment is terminated without cause or if they voluntarily resign for “good reason.” In the case of a “change of control,” Messrs. Buschur and Michaels are entitled to the benefits specified in this table if in anticipation of, in connection with, or within two years following a “change of control,” their employment is terminated without cause or if they voluntarily resign for “good reason.”  In the case of a “change of control” Messrs. MaGee, Sheikh and Anshasi are entitled to the benefits specified in this table if in anticipation of, in connection with or within eighteen months following a “change of control,” their employment is terminated without cause or if they voluntarily resign for good reason.

(2)
Represents three times annual 2010 salary and target performance based cash incentive for 2010 in the case of Mr. Buschur.  Represents two times annual 2010 salary and target performance based cash incentive for 2010 in the case of Mr. Michaels.  Represents one and one half times annual 2010 salary for Messrs. MaGee, Sheikh and Anshasi.

(3)
Represents the cost of continuing medical benefits via COBRA for three years in the case of Mr. Buschur and two years in the case of Mr. Michaels. Represents the cost of continuing medical benefits via COBRA for one and one half years for Messrs. MaGee, Sheikh and Anshasi.  For purposes of this calculation, expected costs have not been adjusted for any actuarial assumptions related to mortality or increases in costs.

(4)
Represents the aggregate value of the accelerated vesting of the named executive officers’ unvested stock options if their employment is terminated for cause or if they voluntarily resign for “good reason” in connection with, in anticipation of or within two years following a “change of control”.  The amounts shown as the value of the accelerated stock options are based on the intrinsic value of the options as of January 2, 2011.  This was calculated by multiplying (i) the difference between the fair market value of the options as of January 2, 2011 (based on a closing market price of $2.54 per share on January 2, 2011) and the applicable exercise price by (ii) the assumed number of option shares vesting on an accelerated basis on January 2, 2011.

(5)
In case of a change of control, if in anticipation of, in connection with, or within two years following a change of control, the employment of Mr. Buschur or Mr. Michaels is terminated without cause or if they voluntarily resign for good reason, then their options would accelerate.

Board Compensation

Non-employee Director compensation is determined annually by the Board of Directors acting upon the recommendation of the Compensation Committee.  Directors who are also employees of the Company receive no additional compensation for service as a Director.  The following table shows compensation for non-employee directors for fiscal year 2010:

Annual director retainer$40,000

Annual lead director/chairman retainer (1) $20,000

Annual audit committee chair (2) $10,000

Annual compensation committee chair (2) $ 7,500

Annual corporate governance and nominating committee chair (2) $ 5,000

Annual stock option grant45,000 shares

Board meeting fees (3) $ 1,500

Committee meeting fees (4) $ 1,000

(1)	The annual retainer for the chairman is paid in addition to the annual director retainer.

(2)	This is in addition to the committee meeting fees.

(3)	This is paid for each Board meeting attended, including phone meetings where resolutions were taken.

(4)	This is paid for each committee meeting attended, including phone meetings where resolutions were taken.

The Company does not provide retirement benefits to non-employee directors under any current program.

Stock Options

On November 2, 2010, Messrs. Beguwala, Bradley, Clendenin, George, Goda, and Neun were each granted an option to purchase 45,000 shares of Common Stock at an exercise price of $2.15 per share under the Company’s 2010 Omnibus Incentive Plan in connection with their annual membership on the Board.  These options vest in twelve equal monthly installments so that they are vested in full on November 2, 2011.

Non-Employee Director Compensation

The following table sets forth compensation for the fiscal year ended January 2, 2011 for the Company’s independent directors:

Director Compensation for Fiscal 2010

Name	Fees Earned or Paid in Cash (1)	Stock Awards		Option Awards (2)	Non-Equity Incentive Plan Compensation		Change in Pension Value and Nonqualified Deferred Compensation Earnings		All Other Compensation		Total

Moiz M. Beguwala	$59,500	$	---	$58,295	$	---	$	---	$	---	$118,091

Ken J. Bradley	60,500		---	58,295		---		---		---	119,770

Richard Burns (3)	---		---	---		---		---		---	---

John L. Clendenin	65,500		---	58,295		---		---		---	123,795

David L. George	59,500		---	58,295		---		---		---	117,795

Eugene L. Goda	67,000		---	58,295		---		---		---	125,295

Carl W. Neun	90,500		---	58,295		---		---		---	150,121

(1)
Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers.  These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel, lodging and other reasonable out-of-pocket expenses which are related to service on the Board or any committee.

(2)
Reflects the grant date fair value in accordance with ASC Topic 718, without giving effect to estimated forfeitures.  Includes stock options for 45,000 shares of Common Stock that were granted to each independent director on November 2, 2010.  Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.  As of January 2, 2011, each director had the following number of stock options outstanding:

Mr. Clendenin	120,000

Mr. George	120,000

Mr. Goda	120,000

Mr. Neun	120,000

Mr. Beguwala	130,000

Mr. Bradley	130,000

(3)	Mr. Burns joined the Board of Directors in March 2011, and as a result, no director compensation was earned by him in fiscal 2010.

ITEM 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of  April 25, 2011, except as otherwise noted, by persons who are directors, named executive officers, nominees for director or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock.  The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Outstanding (2)
BlackRock Inc. 40 East 52nd Street New York, NY 10022	8,113,627	(3)	4.8%
Artis Capital Management LP Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Steuart St. Tower Suite 2700 San Francisco, CA 94105	26,770,571	(4)	15.8%
Paradigm Capital Management Nine Elk Street Albany, NY 12207	10,108,000	(5)	6.0%
Ronald J. Buschur	1,836,580	(6)	1.1%
Kevin T. Michaels	876,940	(7)	*
J. Marvin MaGee	412,987	(8)	*
Khurram P. Sheikh	515,755	(9)	*
Basem Anshasi	329,688	(10)	*
David L. George	151,250	(11)	*
John L. Clendenin	165,250	(11)	*
Eugene L. Goda	121,250	(11)	*
Ken J. Bradley	119,500	(12)	*
Carl W. Neun	79,250	(13)	*
Moiz M. Beguwala	107,500	(12)	*
Richard Burns	9,212	(14)	*
All Directors and Executive Officers as a Group (12 persons)	4,725,162	(15)	2.7%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 25, 2011, and shares of Common Stock subject to our outstanding 1.875% convertible notes due November 2024 and our 3.875% convertible notes due October 2027 and our outstanding 1.875% senior subordinated notes due November 2024 currently convertible, or convertible within 60 days of April 25, 2011, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person.  As of April 25, 2011, the Company had a total of 169,170,601 shares of Common Stock issued and outstanding.  Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(3)	Based on a Schedule 13G dated February 8, 2011 filed with the SEC. The Schedule 13G states that BlackRock Inc. has sole voting and sole dispositive power with respect to 8,113,627 shares.

(4)
Based on a Schedule 13G dated February 14, 2011 filed with the SEC.  The 13G states that Artis Capital Management LP, Artis Capital Management, Inc. and Stuart L. Peterson have shared voting and shared dispositive power with respect to these shares.  Artis Capital Management LP is a registered investment adviser and is the investment adviser of funds that hold the shares for the benefit of investors in those funds.  Artis Capital Management, Inc. is the general partner of Artis Capital Management LP.  Mr. Peterson is the president of Artis Capital Management, Inc. and the controlling owner of Artis Capital Management LP and Artis Capital Management, Inc.  Each of Artis Capital Management LP, Artis Capital Management, Inc. and Mr. Peterson disclaims beneficial ownership of these shares, except to the extent of their respective pecuniary interest therein. Includes 12,647,861 shares owned by Artis Parters 2X Ltd. Artis Partners 2X Ltd. is an investment fund, the investment adviser of which is Artis Capital Management LP.  Artis Partners 2X Ltd. disclaims beneficial ownership of the shares reported in this table. Artis Capital Management LP, Artis Capital Management, Inc., Artis Partners 2X Ltd and Stuart L. Peterson have entered into a voting agreement with the Company under which they each agreed to vote the shares of the Company that they are deemed to beneficially own in excess of 14.99% of the outstanding shares of the Company in accordance with the recommendations of the Board. The address of Artis Partners 2X Ltd is c/o Goldman Sachs Administration Services, Gardenia Court, Suite 3307, 45 Market Street, Camana Bay, P.O. Box 896, KY1-1103, Cayman Islands.

(5)
Based on a Schedule 13G dated February 11, 2011 filed with the SEC.  The Schedule 13G states the Paradigm Capital Management, an investment advisor, has sole voting and sole dispositive power with respect to 10,108,000 shares.

(6)	Includes options exercisable for 1,558,332 shares within 60 days of April 25, 2011.

(7)	Includes options exercisable for 772,498 shares within 60 days of April 25, 2011.

(8)	Includes options exercisable for 391,026 shares within 60 days of April 25, 2011.

(9)	Includes options exercisable for 427,185 shares within 60 days of April 25, 2011 and 9,375 shares of restricted stock subject to forfeiture.

(10)	Includes options exercisable for 208,852 shares within 60 days of April 25, 2011.

(11)	Includes options exercisable for 81,250 shares within 60 days of April 25, 2011.

(12)	Includes options exercisable for 97,500 shares within 60 days of April 25, 2011.

(13)	Includes options exercisable for 36,250 shares within 60 days of April 25, 2011.

(14)	Includes options exercisable for 9,212 shares within 60 days of April 25, 2011

(15)	Includes options exercisable for 3,842,105 shares within 60 days of April 25, 2011 (see footnotes 7-14).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock-based award plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders.  We have no other equity compensation plans other than our stock-based award plans.  The following table provides summary information as of January 2, 2011 for all of our stock-based award plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (1)
Equity Compensation Plans Approved by Shareholders	17,125,451	$3.19	15,947,000
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	17,125,451	$3.19	15,947,000

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 56,876 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 13.                      Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since the beginning of fiscal 2010, there have been no transactions in which the Company was or is a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

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

Director Independence

Our Board, assisted by our Nominating and Corporate Governance Committee, annually assesses the independence status of our directors for purposes of Board and committee memberships. Our corporate governance policies and practices require that at least a majority of the members of our Board be independent as provided by the NASDAQ listing rules.  It has been determined that all of the members of our Board are independent with the exception of Ronald J. Buschur, our Chief Executive Officer and President.  Our corporate governance policies and practices further require that each of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee be comprised solely of independent directors.  For purposes of the Audit Committee, independence is determined by reference to both the NASDAQ listing rules and Section 10A of the Exchange Act (including Rule 10A-3 promulgated thereunder).  For purposes of the Compensation Committee and Nominating and Corporate Governance Committee, independence is determined by reference to the NASDAQ listing rules.  It has been determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is independent under the applicable guidelines.

ITEM 14.                      Principal Accounting Fees and Services

 The Audit Committee regularly reviews and determines whether specific projects or expenditures with our independent auditors, Deloitte & Touche LLP and their affiliates (“Deloitte & Touche”), potentially affect their independence.  The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by Deloitte & Touche. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended January 2, 2011 and January 3, 2010:

	Fiscal Year Ended
	January 2, 2011	January 3, 2010
Audit Fees (1)	$1,129,095	$1,597,056
Audit Related Fees (2)	—	—
Tax Fees (3)	20,489	24,626
Total Fees	$1,149,585	$1,621,682

(1)
Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2010 and 2009, for the audit of Powerwave’s internal controls over financial reporting for fiscal years 2010 and 2009, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2010 and 2009. All of these fees were pre-approved by the Audit Committee.

(2)	In fiscal years 2009 and 2010 Powerwave did not incur any audit-related fees.

(3)	Includes fees for professional services rendered in fiscal 2010 and 2009, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15.                      Exhibits, Financial Statement Schedules

(a)(3) Exhibits.  The following exhibits are filed as part of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 29th day of April 2011.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. BUSCHUR	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2011
Ronald J. Buschur

/s/ KEVIN T. MICHAELS	Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2011
Kevin T. Michaels

/s/ CARL W. NEUN	Chairman of the Board of Directors	April 29, 2011
Carl W. Neun

/s/ JOHN L. CLENDENIN	Director	April 29, 2011
John L. Clendenin

/s/ MOIZ M. BEGUWALA	Director	April 29, 2011
Moiz M. Beguwala

/s/ RICHARD BURNS	Director	April 29, 2011
Richard Burns

/s/ DAVID L. GEORGE	Director	April 29, 2011
David L. George

/s/ EUGENE L. GODA	Director	April 29, 2011
Eugene L. Goda

/s/ KEN J. BRADLEY	Director	April 29, 2011
Ken J. Bradley