Form 10-Q
period 2011-05-05
POWERWAVE TECHNOLOGIES INC
filed 2011-05-09
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

As of May 03, 2011, the registrant had 169,170,601 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED APRIL 3, 2011

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including, without limitation, statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:  our reliance upon a few customers to generate the majority of our revenues; a reduction in sales due to our strategic focus and efforts in growing sales of higher margin products; past and future fluctuations in our sales and operating results; continued or increased weakness and uncertainty resulting from the recent economic recession and the resulting tightening of the credit markets; continued reductions in demand for our products; our dependence upon single sources or limited sources for key components and products; our need to obtain additional capital in the future and potential difficulties related thereto; our ability to repay our subordinated debt coming due in November 2011; our potential failure to develop products of adequate quality and reliability; potential unexpected costs increases in coverage systems projects; the past bankruptcy and potential future bankruptcies of our customers; unanticipated costs relating to the completion of our restructure efforts; our potential need to undertake additional restructuring efforts in the future; the potential for increased commodity and energy costs; declines in the sales prices of our products; potential direct competition from our suppliers, contract manufacturers and customers; the future growth, or lack of growth, in the wireless communications industry; inventory fluctuations due to our reliance on contract manufacturers; future additions to, or consolidations of, our manufacturing operations; potential future acquisitions or strategic alliances; our potential failure to develop manufacturable products; our potential inability to hire and retain highly-qualified technical and managerial personnel; risks related to our operations in Asia and Europe; risks related to our typically lengthy initial sales cycle; potential international business risks; our potential inability to protect our intellectual property; third party claims of intellectual property infringement; regulatory risks; the competitiveness of our industry and related rapid technological changes; our potential failure to enhance our existing products or develop new products that meet our customers needs and requirements; our potential inability to maintain effective information management systems; and fluctuations in our quarterly and annual effective tax rates.  Readers are urged to carefully review and consider the various disclosures made by Powerwave, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the year ended January 2, 2011, and in other filings we make with the SEC. Because the risks and uncertainties discussed in this report and other important unanticipated factors may affect Powerwave’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods.  Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market.

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by Powerwave with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Powerwave also provides copies of its Forms 8-K, 10-K, 10-Q, Proxy Statement, and amendments thereto, at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	April 3, 2011	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$60,750	$61,601
Restricted cash	970	930
Accounts receivable, net of allowance for sales returns and doubtful accounts of $4,285 and $4,595, respectively	174,279	186,960
Inventories	61,850	50,417
Prepaid expenses and other current assets	43,214	39,236
Deferred income taxes	6,331	6,331
Total current assets	347,394	345,475
Property, plant and equipment, net	76,052	76,276
Other assets	3,833	3,833
TOTAL ASSETS	$427,279	$425,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$123,400	$112,906
Accrued payroll and employee benefits	12,182	14,237
Accrued restructuring costs	400	749
Accrued expenses and other current liabilities	24,714	30,453
Current portion of long term debt	56,082	55,371
Total current liabilities	216,778	213,716
Long-term debt	150,000	150,000
Other liabilities	597	589
Total liabilities	367,375	364,305
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 169,170,601 and 168,468,792 shares issued and outstanding, respectively	885,642	882,720
Accumulated other comprehensive income	12,788	10,110
Accumulated deficit	(838,526)	(831,551)
Net shareholders’ equity	59,904	61,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$427,279	$425,584

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	April 3, 2011	April 4, 2010
Net sales	$136,624	$114,473
Cost of sales:
Cost of goods	100,764	84,641
Restructuring and impairment charges	—	21
Total cost of sales	100,764	84,662
Gross profit	35,860	29,811
Operating expenses:
Sales and marketing	9,136	9,395
Research and development	16,603	14,276
General and administrative	11,991	11,274
Restructuring and impairment charges	1	346
Total operating expenses	37,731	35,291
Operating loss	(1,871)	(5,480)
Other income (expense), net	(2,681)	(3,575)
Loss before income taxes	(4,552)	(9,055)
Income tax provision	2,423	1,763
Net loss	$(6,975)	$(10,818)
Loss per share, basic and diluted:	$(0.04)	$(0.08)
Shares used in the computation of loss per share:
Basic	168,807	132,423
Diluted	168,807	132,423

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended
	April 3, 2011	April 4, 2010
Net loss	$(6,975)	$(10,818)
Other comprehensive loss:
Foreign currency translation adjustments, net of income taxes	2,678	(2,387)
Comprehensive loss	$(4,297)	$(13,205)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three Months Ended
	April 3, 2011	April 4, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,975)	$(10,818)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,698	4,637
Amortization	1,007	1,671
Non-cash restructuring and impairment charges	1	367
Provision for sales returns and doubtful accounts	14	110
Provision for excess and obsolete inventories	95	2,427
Compensation costs related to stock-based awards	2,038	965
Gain on exchange of convertible debt	—	(484)
Gain on disposal of property, plant and equipment	(164)	(91)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,963	29,250
Inventories	(10,881)	(3,197)
Prepaid expenses and other current assets	(3,330)	(8,978)
Accounts payable	9,753	(8,231)
Accrued expenses and other current liabilities	(8,265)	(3,795)
Other non-current assets	12	(78)
Other non-current liabilities	(1)	(3)
Net cash provided by (used in) operating activities	(35)	3,752
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,824)	(636)
Restricted cash	(40)	58
Proceeds from the sale of property, plant and equipment	128	136
Net cash used in investing activities	(1,736)	(442)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(291)	(1,261)
Proceeds from stock-based compensation arrangements	899	379
Repurchase of common stock	(15)	(4)
Net cash provided by (used in) financing activities	593	(886)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	327	167
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(851)	2,591
CASH AND CASH EQUIVALENTS, beginning of period	61,601	60,439
CASH AND CASH EQUIVALENTS, end of period	$60,750	$63,030

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$3,030	$3,036
Income taxes	$2,445	$4,608
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$993	$323
Exchange of 1.875% Convertible Subordinated Notes due 2024 (see Note 4)	$—	$60,000

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

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or full year ending January 1, 2012, (“fiscal 2011”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Newly Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued an update to Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition.”  This Accounting Standards Update (ASU) No. 2009-13, “Multiple Deliverable Revenue Arrangements – A Consensus of the FASB Emerging Issues Task Force,” provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting guidance required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. Under previous accounting guidance, if the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined.

In October 2009, the FASB issued an update to ASC Topic 985, ”Software.” This ASU No. 2009-14, “Software – Certain Revenue Arrangements that Include Software Elements,” modifies the software revenue recognition guidance to exclude from its scope tangible products that contain both software and non-software components that functions together to deliver a product’s essential functionality.

These pronouncements were effective in the first quarter of 2011.  The adoption of these pronouncements did not have a material impact on our business, financial condition or results of operations.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Cost of sales	$210	$107
Sales and marketing expenses	125	38
Research and development expenses	446	191
General and administrative expenses	1,257	629
Increase to operating loss before income taxes	2,038	965
Income tax benefit recognized	—	—
Increase to net loss	$2,038	$965
Increase to net loss per share:
Basic and diluted	$0.01	$0.01

As of April 3, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock based-awards and employee stock purchase plan was approximately $9.3 million (net of estimated forfeitures of $0.9 million) which is expected to be recognized over a weighted-average period of 1.5 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of six months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a ten year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal years 2011 and 2010 were $2.36 per share and $0.66 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first quarter of 2011 and 2010 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended
	April 3, 2011	April 4, 2010
Weighted average risk-free interest rate	2.3%	2.5%
Weighted average expected life (in years)	3.5	3.3
Expected stock volatility	78%	68%
Dividend yield	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	April 3, 2011	January 2, 2011
Prepaid expense and other current assets	11,295	9,634
Costs and estimated earnings in excess of billings	31,919	29,602
Total prepaid expense and other current assets	$43,214	$39,236

In the first quarter of 2011, the Company adjusted its cost estimates on a coverage solutions project which reduced both costs and estimated earnings in excess of billings and gross margin by approximately $3.6 million.

Inventories

Net inventories are as follows:

	April 3, 2011	January 2, 2011
Parts and components	$22,470	$22,165
Work-in-process	7,732	5,052
Finished goods	31,648	23,200
Total inventories	$61,850	$50,417

Inventories are net of an allowance for excess and obsolete inventory of approximately $15.1 million and $21.7 million as of April 3, 2011 and January 2, 2011, respectively.

Warranty

Accrued warranty costs are as follows:

	Three Months Ended
Description	April 3, 2011	April 4, 2010
Warranty reserve beginning balance	$7,029	$7,038
Reductions for warranty costs incurred	(2,336)	(3,089)
Warranty accrual related to current period sales	1,153	2,803
Effect of exchange rates	—	—
Warranty reserve ending balance	$5,846	$6,752

Accrued warranty costs are included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 4. Financing Arrangements and Long-Term Debt

Long-term debt

	April 3, 2011	January 2, 2011
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	57,916	57,916
Subtotal	207,916	207,916
Less unamortized discount	(1,834)	(2,545)
Subtotal	206,082	205,371
Less: current portion of long-term debt	(56,082)	(55,371)
Total debt	$150,000	$150,000

The Company accounts for its 1.875% Convertible Subordinated Notes due 2024 (the “1.875% Notes”) in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The following tables provide additional information about the 1.875% Notes:

	April 3, 2011	January 2, 2011
Carrying amount of equity component	$49,703	$49,703

Principal amount of the 1.875% Notes	57,916	57,916
Unamortized discount of liability component	(1,834)	(2,545)
Net carrying amount of liability component	$56,082	$55,371

	Three Months Ended
	April 3, 2011	April 4, 2010
Effective interest rate on liability component	7.07%	7.07%
Contractual interest expense recognized	$271	$520
Amortization of the discount on liability component	$711	$1,268

The outstanding unamortized discount will be recognized ratably through November 15, 2011.  As of April 3, 2011, the if-converted value of the 1.875% Notes did not exceed the principal amount of such notes.

Credit Agreement

The Company entered into a Credit Agreement with Wells Fargo Capital Finance, LLC on April 3, 2009 (“the Credit Agreement”).  On January 31, 2011, the Company entered into Amendment Number Four to the Credit Agreement and Waiver, and Amendment Number Three to Security Agreement (collectively, the “Amendment”) .  The Amendment extended the maturity date and the term of the Credit Agreement from August 15, 2011 to August 15, 2014.  The Amendment also reduced the interest rate under the Credit Agreement by reducing the Base Rate Margin by 1.50% and the LIBOR Base Rate Margin by 0.75%. The Credit Agreement carries an unused line fee of 0.5% per annum.  In connection with the Amendment, the Company incurred issue costs of $0.3 million.

  Pursuant to the Credit Agreement, the lenders thereunder have made available to the Company a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under the Company’s line of credit falls below $15.0 million.  As of April 3, 2011 the Company is in compliance with all financial covenants.  As of April 3, 2011, the Company had approximately $41.4 million of availability under the Credit Agreement, of which approximately $6.5 million was utilized for an outstanding letter of credit.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 5. Restructuring and Impairment Charges

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Finland and Sweden. These reductions were undertaken in response to the then current economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company finalized this plan in the fourth quarter of 2009; however, additional amounts may be accrued in 2011 related to actions associated with this plan.

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the first quarter of 2011 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 2, 2011	$596	$—	$596
Amounts accrued	121	(30)	91
Amounts paid/incurred	(330)	30	(300)
Effects of exchange rates	13	—	13
Balance at April 3, 2011	$400	—	400

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the first quarter of 2011 is as follows:

Facility Closures & Equipment Write-downs
Balance at January 2, 2011	$153
Amounts accrued	(90)
Amounts paid/incurred	(63)
Effects of exchange rates	—
Balance at April 3, 2011	$—

The Company completed all remaining actions for this plan in the first quarter of 2011 and reversed the remaining accrual of approximately $0.1 million to restructuring expense.  The Company will no longer report on this plan.

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended
	April 3, 2011	April 4, 2010
Interest income	$60	$44
Interest expense	(2,886)	(3,857)
Foreign currency gain (loss), net	(586)	(697)
Gain on exchange of convertible debt	—	483
Other income, net	731	452
Totalother income (expense), net	$(2,681)	$(3,575)

 Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $1.0 million and $1.7 million for the first quarter of 2011 and 2010, respectively. Other income (expense), net, for the first quarter of 2010 includes a gain of approximately $0.5 million related to the exchange of $60.0 million in aggregate principal amount of the Company’s then outstanding 1.875% Notes.

Note 7. Loss Per Share

In accordance with ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 26,961,455 and 61,766,334 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the first quarter of 2011 and 2010, respectively, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	Three Months Ended
	April 3, 2011	April 4, 2010
Basic:
Loss	$(6,975)	$(10,818)
Weighted average common shares	168,807	132,423
Basic loss per share	$(0.04)	$(0.08)
Diluted:
Loss	$(6,975)	$(10,818)
Interest expense of convertible debt, net of tax	—	—
Loss, as adjusted	$(6,975)	$(10,818)
Weighted average common shares	168,807	132,423
Potential common shares	—	—
Weighted average common shares, as adjusted	168,807	132,423
Diluted loss per share	$(0.04)	$(0.08)

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

Note 9. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of April 3, 2011 is included below.

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

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2011where the Company believes it is more likely than not that deferred tax assets will not be realized.

As of April 3, 2011, the liability for income taxes associated with uncertain tax positions was $23.2 million.  Of this amount, $5.2 million, if recognized, would affect tax expense and would require penalties and interest of $0.9 million, $0.6 million would result in an increase in prepaid assets, and $16.5 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.  Further, the $16.5 million, if realized would result in a $0.5 million decrease of the state deferred tax assets, specifically state net operating losses. In the first quarter of 2011, only interest charges associated with all relevant uncertain tax positions were recorded for the period.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

As a result of the ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of April 3, 2011, the Company has concluded all United States federal income tax matters for years through 2006. All other material state, local and foreign income tax matters have been concluded for years through 2005.

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

The estimated fair values of the Company’s financial instruments were as follows:

	April 3, 2011		January 2, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$60,750	$60,750	$61,601	$61,601
Restricted cash	970	970	930	930
Long-term debt
3.875% Convertible Subordinated Notes due 2027	$150,000	$145,500	$150,000	$134,070
1.875% Convertible Subordinated Notes due 2024	56,082	57,916	55,371	57,626

Note 12. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first quarter of 2011 and 2010, sales to customers that accounted for 10% or more of revenues totaled $67.4 million and $46.0 million, respectively. For the first quarter of 2011, Nokia Siemens accounted for approximately 25% of total net sales, Team Alliance, one of the Company’s  North American resellers accounted for approximately 14% of total net sales, and Raycom, one of the Company’s European resellers accounted for approximately 10% of total sales.  Nokia Siemens accounted for approximately 28% of total net sales and Samsung accounted for approximately 12% of total net sales for the first quarter of 2010.

As of April 3, 2011, approximately 50% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first quarter of 2011. As of April 3, 2011, Nokia Siemens accounted for approximately 24% of total accounts receivable, Team Alliance accounted for approximately 14% of total accounts receivable, and Raycom accounted for approximately 12% of total accounts receivable. The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included under Item 1, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those discussed in Risk Factors, in Part II, Item 1A included herein. Please see “Cautionary Statement Regarding Forward  Looking Statements” at the beginning of this report.

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

We believe that we have maintained our overall market share within the wireless communications infrastructure equipment market during this period of changing demand for wireless communications infrastructure equipment. We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator of our products.

Looking back over the last seven years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, and was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadened our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008, 2009, and 2010 we completed the integration of these acquisitions, as well as focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last eight years, these acquisitions do not provide any guarantee that our revenues will increase. We currently have a small number of ongoing restructuring activities which are aimed at further reducing our overall operating cost structure.

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

For a summary of our critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Annual Report on Form 10-K for the year ended January 2, 2011.

Accruals for Restructuring and Impairment Charges

In the first quarters of 2011 and 2010, the Company recorded restructuring and impairment charges of less than $0.1 million and approximately $0.4 million, respectively. Such charges relate to our Restructuring Plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

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

New Accounting Pronouncements

For a summary of our New Accounting Pronouncements, see Note 2 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information, of this Quarterly Report on Form 10-Q.

Results of Operations

The following table summarizes Powerwave’s results of operations as a percentage of net sales for the first quarter of 2011 and 2010:

	Three Months Ended
	April 3, 2011	April 4, 2010
Net sales	100%	100.0%
Cost of sales:
Cost of goods	73.8	73.9
Restructuring and impairment charges	—	0.1
Total cost of sales	73.8	74.0
Gross profit	26.2	26.0
Operating expenses:
Sales and marketing	6.7	8.2
Research and development	12.1	12.5
General and administrative	8.8	9.8
Restructuring and impairment charges	—	0.3
Total operating expenses	27.6	30.8
Operating loss	(1.4)	(4.8)
Other income (expense), net	(1.9)	(3.1)
Loss before income taxes	(3.3)	(7.9)
Income tax provision	1.8	1.6
Net loss	(5.1)%	(9.5)%

Three Months ended April 3, 2011 and April 4, 2010

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	April 3, 2011		April 4, 2010
Wireless network operators and other	$81,511	60%	$51,386	45%
Original equipment manufacturers	55,113	40%	63,087	55%
Total	$136,624	100%	$114,473	100%

Sales increased by 19% to $136.6 million for the first quarter of 2011, from $114.5 million, for the first quarter of 2010. This increase was due to several factors, including increased demand from our direct operator customers, which increased by approximately 59% for the first quarter of 2011 from the first quarter of 2010. The revenues in the first quarter of 2010 were lower than normal due to component supply constraints which significantly impacted our revenue for that quarter. While we experienced stronger demand from our wireless network operators and other direct customers in the first quarter of 2011, we did experience a further reduction in demand from our original equipment manufacturer customers. This is consistent with our strategic focus on direct wireless operator customers.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	April 3, 2011		April 4, 2010
Antenna systems	$64,946	48%	$39,421	34%
Base station systems	59,082	43%	65,217	57%
Coverage Solutions	12,596	9%	9,835	9%
Total	$136,624	100%	$114,473	100%

 Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage Solutions consist primarily of repeaters and advanced coverage solutions.  The significant increase in antenna systems sales during the first quarter of 2011 as compared with the first quarter of 2010 is due to the growth in demand we experienced from our wireless network operator customers, and the fact that the prior year period had been adversely impacted by component supply constraints that reduced our revenues in the first quarter of 2010.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	April 3, 2011		April 4, 2010
Americas	$54,261	40%	$34,173	30%
Asia Pacific	44,133	32%	45,670	40%
Europe	30,012	22%	32,186	28%
Other international	8,218	6%	2,444	2%
Total	$136,624	100%	$114,473	100%

Revenues increased in the Americas region and remained relatively flat in most other regions in the first quarter of 2011 as compared to the first quarter of 2010. The increase in the Americas region is attributable to increases in demand with our wireless network operator customers in North America, several of which have started to build out 4G networks. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the first quarter of 2010 to those in effect for the first quarter of 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the first quarter of 2011, total sales to Nokia Siemens accounted for approximately 25% of total net sales, sales to Team Alliance, one of our North American resellers, accounted for approximately 14% of total net sales, and sales to Raycom, one of our European resellers, accounted for approximately 10% of total net sales.  For the first quarter of 2010, total sales to Nokia Siemens accounted for approximately 28% of sales and total sales to Samsung accounted for approximately 12% of total net sales. Notwithstanding our acquisitions, our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	April 3, 2011		April 4, 2010
Net sales	$136,624	100.0%	$114,473	100.0%
Cost of sales:
Cost of sales	100,764	73.8%	84,641	73.9%
Restructuring and impairment charges	—	—	21	0.1%
Total cost of sales	100,764	73.8%	84,662	74.0%
Gross profit	$35,860	26.2%	$29,811	26.0%

Our actual total gross profit increased during the first quarter of fiscal 2011, compared to the first quarter of fiscal 2010, primarily as a result of our increased revenues. As a percentage of revenue, our gross profit margin increased slightly during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. During the first quarter of 2011, our gross profit was negatively impacted by a coverage solution project cost estimate adjustment of approximately $3.6 million. There was no corresponding adjustment in the first quarter of 2010. We did not incur any restructuring and impairment charges during the first quarter of fiscal 2011. For the first quarter of 2010, we incurred restructuring and impairment charges totaling less than $0.1 million.

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

A portion of our coverage solution sales include design, customization, installation and implementation services and the supply of coverage solutions products. The Company recognizes revenue using the percentage-of-completion method for these coverage solution projects.  Due to the nature of these types of projects, cost estimates can vary significantly, and the actual cost of such projects can fluctuate significantly during the life of a project. Such fluctuations can have a negative impact on our gross profit margins and profitability, which can result in decreased revenues and adversely impact our business, financial condition and results of operations, such as occurred in the first quarter of 2011.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
	April 3, 2011		April 4, 2010
Operating Expenses
Sales and marketing	$9,136	6.7%	$9,395	8.2%
Research and development	16,603	12.1%	14,276	12.5%
General and administrative	11,991	8.8%	11,274	9.8%
Restructuring and impairment charges	1	0.0%	346	0.3%
Total operating expenses	$37,731	27.6%	$35,291	30.8%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.3 million, or 3%, during the first quarter of 2011 as compared to the first quarter of 2010.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses increased by $2.3 million, or 16%, during the first quarter of 2011 as compared to the first quarter of 2010 due to increased personnel costs and increased material development expenses. In addition, non-cash equity based compensation expense pursuant to ASC Topic 718 increased by $0.3 million in the first quarter of 2011 as compared to the first quarter of 2010.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses increased $0.7 million, or 6%, during the first quarter of 2011 as compared to the first quarter of 2010. This increase was primarily due to the $0.6 million increase in non-cash equity based compensation expense allocated to general and administration expense in the first quarter of 2011, as compared to the first quarter of 2010.

The increase in equity based compensation expense is due primarily to options granted in the fourth quarter of 2010, at prices significantly higher than prior period grants.

Restructuring charges of less than $0.1 million were recorded in the first quarter of fiscal 2011, primarily for severance costs in the U.S., Finland, and Singapore compared to charges of $0.3 million in the first quarter of fiscal 2010.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	April 3, 2011		April 4, 2010
Interest income	$60	0.1	$44	—
Interest expense	(2,886)	(2.1)%	(3,857)	(3.3)%
Foreign currency loss, net	(586)	(0.4)%	(697)	(0.6)%
Gain on exchange of convertible debt	—	—	483	0.4%
Other income, net	731	0.5%	452	0.4%
Other income (expense), net	$(2,681)	(1.9)%	$(3,575)	(3.1)%

Interest income remained consistent during the first quarter of 2011 compared to the first quarter of 2010 due to our cash balances remaining consistent and the interest rates on such balances remaining consistent.  Interest expense decreased by $1.0 million during the first quarter of fiscal 2011 as compared to the first quarter of 2010 primarily due to the reduction of approximately $67 million of our outstanding 1.875% Convertible Subordinated Notes from the first quarter of 2010 to the first quarter of 2011. Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $0.3 and $0.7 million respectively for the first fiscal quarter of 2011 and $0.4 and $1.3 million respectively for the first fiscal quarter of 2010. Additionally, we recognized a net foreign currency translation loss of $0.6 million in the first quarter of 2011, primarily due to the fluctuations of the U.S. Dollar versus several other currencies, primarily the Chinese RMB, as compared to the first quarter of 2010 when we recognized a foreign currency translation loss of $0.7 million.

Income Tax Provision

Our effective tax rate for the first quarter of 2011 was an expense of approximately 53% of our pre-tax loss of $4.6 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily China.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	April 3, 2011	April 4, 2010
Operating loss	$(1,871)	$(5,480)
Other income (expense), net	(2,681)	(3,575)
Loss before income taxes	(4,552)	(9,055)
Income tax provision	2,424	1,763
Net loss	$(6,975)	$(10,818)

Our net loss for the first quarter of 2011 was $7.0 million, compared to our net loss of $10.8 million for the first quarter of 2010. The decrease in our net loss during the first quarter of 2011 as compared to the first quarter of 2010 is primarily the result of our increased revenues, and reduced interest expenses in the first quarter of 2011 versus the first quarter of 2010.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility with Wells Fargo Capital Finance LLC (“Credit Agreement”). As of April 3, 2011, we had working capital of $130.6 million, including $60.8 million in unrestricted cash and cash equivalents as compared to working capital of $131.8 million at January 2, 2011, which included $61.6 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the first quarter of 2011 and 2010:

	Three Months Ended (in thousands)
	April 3, 2011	April 4, 2010
Net cash provided by (used in):
Operating activities	$(34)	$3,752
Investing activities	(1,736)	(442)
Financing activities	592	(886)
Effect of foreign currency translation on cash and cash equivalents	327	167
Net increase (decrease) in cash and cash equivalents	$(851)	$2,591

Operating Activities

Net cash used in operations in the first quarter of 2011 was less than $0.1 million as compared to net cash provided of $3.8 million in the first quarter of 2010. The reduction in cash flow from operations from the prior year is due to an increase in working capital during the quarter, primarily an increase in inventory.

Investing Activities

Net cash used in investing activities during the first quarter of 2011 was $1.7 million as compared to $0.4 million during the first quarter of 2010. The $1.7 million in net cash used in investing activities during the first quarter of 2011 primarily represents capital expenditures of $1.8 million, partially offset by proceeds from the sale of property, plant and equipment of $0.1 million. Total capital expenditures during the first quarter of 2011 and 2010 were approximately $1.8 million and $0.6 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $5 million and $6 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash provided by financing activities of $0.6 million during the first quarter of 2011 relates primarily to proceeds from our employee stock purchase plan and stock option exercises. Net cash used in financing activities of $0.9 million during the first quarter of 2010 relates primarily to the $1.3 million debt issuance costs related to the exchange of our 1.875% Convertible Subordinated Notes due 2024 (“1.875% Notes”), partially offset by $0.4 million in proceeds related to our employee stock purchase plan.

Future Cash Requirements

We currently believe that our existing cash balances, funds expected to be generated from operations and borrowings under our Credit Agreement will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement, described below. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and any significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances.

We had a total of $208 million of convertible subordinated notes outstanding at April 3, 2011, consisting of $58 million in principal of the 1.875% Notes and $150.0 million of 3.875% Convertible Subordinated Notes due 2027 (“3.875% Notes”). Holders of the 1.875% Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Credit Agreement

We entered into the Credit Agreement on April 3, 2009.   On January 31, 2011 we entered into the Amendment to, among other things, extend the maturity of the facility to August 2014 from August 2011 and reduce the interest rates payable under the Credit Agreement at all borrowing levels.  See Note 4 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.  Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under our line of credit falls below $15.0 million.  As of April 3, 2011, we are in compliance with all covenants.  As of April 3, 2011, we had approximately $41.4 million of availability under the Credit Agreement, of which approximately $6.5 million was utilized by outstanding letters of credit.

On occasion, we have previously utilized both operating and capital lease financing for certain equipment purchases used in our manufacturing and research and development operations and may selectively continue to do so in the future. We may also require additional funds in the future to support our working capital requirements or for other purposes such as acquisitions, and we may seek to raise such additional funds through the sale of public or private equity and/or debt financing, as well as from other sources. Our ability to secure additional financing or sources of funding is dependent upon our financial performance, credit rating and the market price for our Common Stock, which are all directly impacted by our ability to grow revenues and generate profits. In addition, our ability to obtain financing is directly dependent upon the availability of financial markets to provide sources of financing on reasonable terms and conditions. We can make no guarantee that we will be able to obtain additional financing or secure new financing arrangements in the future on terms that are favorable to us or at all. If our operating performance was to deteriorate and our cash balances were to be significantly reduced, we would likely encounter a more difficult environment in terms of raising additional funding to support our business, the cost of additional funding or borrowing could increase, and we may be required to further reduce operating expenses or scale back operations.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Annual Report on Form 10-K for the year ended January 2, 2011, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of April 3, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of April 3, 2011, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price for the debt.

We are exposed to a number of market risks in the ordinary course of business. These risks, which include foreign currency risk, interest rate risk and commodity price risk, arise in the normal course of business rather than from trading. We have examined our exposures to these risks and do not believe that any of our market exposures will result in material changes to our financial condition or results of operations.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 62% of our net sales during the first quarter of 2011, 71% of our net sales during fiscal 2010 and 73% of our net sales during fiscal 2009. International sources include Europe, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the first quarter of 2011, we recorded a foreign exchange translation loss of $0.6 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the Dollar fluctuates.

Interest Rate Risk

As of April 3, 2011, we had cash equivalents of approximately $61.7 million in both interest and non-interest bearing accounts, including restricted cash. We also had a total of $58 million of the 1.875% Notes and $150.0 million of the 3.875% Notes. We have exposure to interest rate risk primarily through our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased during 2010 and have remained low in 2011 as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. Despite this exposure, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at April 3, 2011, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risks associated with variations in the market prices for these electronic components as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we may be unable to pass such costs onto our customers. During 2010, we experienced supply shortages of various electronic components as well as significantly increased order lead times for such components.  While we have generally not experienced significant price increases for such components, if there continues to be significant shortages, the prices may increase resulting in a negative impact on our product costs.  In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes these components or cease the production of such products. In such events, our business, financial condition or results of operations could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. The electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. These delays and any potential additional costs could have a material adverse effect on our business, financial condition or results of operations. Prior increases to the price of oil and energy have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. There are significant concerns in our industry about inflationary pressures on commodity costs, including those which affect our business. Further increases in energy prices may negatively impact our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 3, 2011.  We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of April 3, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue. For the first quarter of 2011, sales to Nokia Siemens accounted for approximately 25% of revenues, sales to Team Alliance, one of our North American resellers, accounted for approximately 14% of revenues, and sales to Raycom, one of our European resellers, accounted for approximately 10% of revenues.  Any decline in business with our original equipment manufacturer customers, including Nokia Siemens and Samsung, will have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Samsung, other original equipment manufacturers and wireless network operator customers. Any fluctuations in demand from such customers or other customers will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Over the last two years we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business.  This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens.  Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other wireless network operator customers, will have a negative impact on our revenue and business and will have an adverse effect on our business, financial condition and results of operations.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	production delays on new products that limit our revenue in a quarter;

•	increased costs associated with rising raw material costs, including oil prices;

•	costs associated with consolidating acquisitions;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs;

•	discounts given to certain customers for large volume purchases;

•	unanticipated increases in costs associated with Coverage Solutions projects; and

•	shortages of materials and components to manufacture our products.

We regularly generate a large percentage of our revenues in the last month of a quarter. Because we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which these orders ship. When we introduce new products into production, we may encounter production delays, such as we did in the first quarter of 2011, which limit our revenue and have an adverse effect on our business. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, financial condition and results of operations.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, shortages of materials, delays in the introduction of new products and longer than anticipated sales cycles for our products have adversely affected our business, financial condition and results of operations in the past. Despite these factors, we, along with our contract manufacturers, attempt to maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers choose to purchase products in excess of the forecasted amounts or in a different product mix, there might be inadequate inventory or manufacturing capacity to fill their orders.

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

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis and other factors, including slower economic activity, recessionary concerns, increased energy costs, decreased consumer confidence, reduced corporate profits, reduced or canceled capital spending, adverse business conditions and liquidity concerns. All of these factors have had a negative impact on the availability of financial capital which has contributed to a reduction in demand for infrastructure in the wireless communication market. These conditions make it difficult for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. As customers face this challenging economic time, some customers continue to find it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. Although the recessionary conditions have eased somewhat in 2011, they still continue to impact our business negatively. If the current economic uncertainty continues, or if there is another economic recession, our revenues could be negatively impacted, thereby having a negative impact on our business, financial condition and results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of the current economic uncertainty or any future economic recession or the impact on the wireless industry.

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

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal years 2009, 2010 and 2011, the global economic crisis and related recession continued to have an impact on our customers and their demand for our products. It is possible that our customers may continue to reduce their demand for wireless infrastructure products in the near term, thereby negatively impacting us as well as other companies within our industry. This possible reduction in demand would have a negative impact on our business, financial condition and results of operations.

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

As of April 3, 2011, we had approximately $61.7 million in cash, including $1.0 million in restricted cash. We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash. While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies.  In addition, if our business deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement or an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. If we are not successful in growing our businesses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. These circumstances would make it difficult to obtain new sources of financing.  Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which became highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to generate positive cash flow from our operations or secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We have approximately $58 million in convertible subordinated debt that is coming due in November 2011and we may require additional financing

As of April 3, 2011, we had $208 million of convertible subordinated debt that is outstanding.   The holders of this convertible subordinated debt may require us to repurchase $58 million principal amount of outstanding debt issued in 2004 on November 15, 2011 and $150.0 million principal amount of outstanding debt issued in 2007 on October 1, 2014. If we do not generate sufficient cash flow from operations, we may need to raise additional funds to repay the $58 million of outstanding convertible subordinated debt that is due in November 2011.  Our ability to secure additional financing or sources of funding is dependent upon numerous factors, including the current outlook of our business, our credit rating and the market price of our Common Stock, all of which are directly impacted by our ability to increase revenues and generate profits. In addition, the availability of new financing is dependent upon functioning debt and equity markets with financing available on reasonable terms. Given the recent credit crisis and our credit rating there can be no guarantee that such a market would be available to us. If such a market is not available, we may be unable to raise new financing, which would negatively impact our business and possibly impact our ability to maintain operations as presently conducted.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products and could expose us to significant liabilities.

We have had quality problems with our products, including those we have acquired in acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, financial condition and results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions. We are also required to honor certain warranty claims for products that we have acquired in recent acquisitions. While we seek recovery of amounts that we have paid, or may pay in the future to resolve warranty claims through indemnification from the original manufacturer, this can be a costly and time consuming process.  In our contracts with customers, we negotiate liability limits but not all of the contracts contain liability limits and some contracts contain limits which are greater than the price of the products sold.  As a result, if we have quality problems with our products that we cannot fix and our customers bring a claim against us, we could incur significant liabilities which would have a material adverse effect on our business, financial condition and results of operations.

We may encounter unanticipated cost increases in coverage systems projects.

As part of our Coverage Solutions product group, we occasionally undertake installation projects in which we utilize third party contractors in addition to our personnel to install and deploy Coverage Solutions.  As part of these projects, we may encounter unanticipated deployment costs, which if not reimbursed, may have a negative impact on our gross margins, financial condition and results of operations.  We encountered such expenses in the first quarter of 2011.

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

The world economy has experienced significant fluctuations in the price of oil and energy during the last four years and shortages of steel, copper and rare earth materials. Such fluctuations and shortages have resulted in significant price increases which translated into higher freight and transportation costs and higher raw material supply costs. These higher costs have negatively impacted our production costs. We are not normally  able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices, raw material costs or the onset of inflationary pressures could negatively impact our business, financial condition and results of operations.

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

Our revenues come from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past seven years. Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks. The recent constrained credit environment and the worldwide economic recession resulted in lower revenues in fiscal 2009 and 2010 and will likely result in a reduction of demand from some of our customers in the near term. Another example of unanticipated reductions was during fiscal 2006 and into fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

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

For the first quarter of 2011 and for fiscal years 2010, 2009 and 2008, international revenues (excluding North American sales) accounted for approximately 62%, 63%, 73% and 70% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

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

To succeed, we must improve current products and develop and introduce new products that are competitive in terms of the various factors outlined in the risk factor above. These products must adequately address the requirements of wireless infrastructure manufacturing customers and end-users. To develop new products, we invest in the research and development of wireless communications network products and coverage solutions. We target our research and development efforts on major wireless network deployments worldwide, which cover a broad range of frequency and transmission protocols. In addition, we are currently working on products for next generation networks, as well as development projects for products requested by our customers and improvements to our existing products. The deployment of a wireless network may be delayed which could result in the failure of a particular research or development effort to generate a revenue producing product. Additionally, the new products we develop may not achieve market acceptance or may not be able to be manufactured cost effectively in sufficient volumes. Our research and development efforts are generally funded internally and our customers do not normally pay for our research and development efforts. These costs are expensed as incurred. Therefore, if our efforts are not successful at creating or improving products that are purchased by our customers, there will be a negative impact on our business, financial condition and results of operations due to high research and development expenses.

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

In addition, the potential conversion of our outstanding convertible debt instruments would add approximately 22.4 million shares of Common Stock to our outstanding shares. Such an increase may lead to sales of shares or the perception that sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock. Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the first quarter of 2011:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
January 4 – February 6	—		—	—	—
February 7 – March 6	4,076	(1)	$3.65	—	—
March 7 – April 3	—		—	—	—

(1)	During February 2011, 4,076 shares of Common Stock were surrendered to us to cover tax withholding obligations with respect to the vesting of 9,688 shares under restricted stock grants.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Bylaws of the Company as amended through March 18, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

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

POWERWAVE TECHNOLOGIES, INC.

Date:	May 9, 2011	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer