Form 10-Q
period 2011-07-03
POWERWAVE TECHNOLOGIES INC
filed 2011-08-10
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

As of August 3, 2011, the registrant had 158,343,298 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE SIX MONTHS ENDED JULY 3, 2011

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including, without limitation, statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	our reliance upon a few customers to generate the majority of our revenues;

•	the competitiveness of our industry, which is characterized by rapid technological change;

•	our ability to enhance our existing products or develop new products that meet our customers’ needs and requirements;

•	a reduction in our sales due to our strategic focus on growing sales of higher margin products;

•	our dependence upon single sources or limited sources for key components and products;

•	financial difficulties of our key customers or suppliers;

•	potential unexpected cost increases in coverage systems projects;

•	continuing declines in the sales prices of our products;

•	potential direct competition from our suppliers, contract manufacturers and customers;

•	the future growth, or lack of growth, in the wireless communications industry;

•	inventory fluctuations due to our reliance on contract manufacturers, components and supply chains with long lead times;

•	our ability to hire and retain highly-qualified technical and managerial personnel;

•	risks related to our international operations, including with respect to operations in Asia and Europe;

•	our ability to protect our intellectual property and third party claims of intellectual property infringement;

•	increasing commodity and energy costs;

•	the nature and complexity of regulatory requirements that apply to us, and our ability to obtain or maintain any required regulatory approvals;

•	continued or increased economic uncertainty resulting from the recent economic recession; and

•	other risks set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, entitled “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, and in other filings we make with the SEC. Because the risks and uncertainties discussed in this report and other important unanticipated factors may affect the Company’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods.  Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market.

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by the Company with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549.  The Company also provides copies of its Forms 8-K, 10-K, 10-Q , Proxy Statement, and amendments thereto, at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	July 3, 2011	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$48,763	$61,601
Restricted cash	985	930
Accounts receivable, net of allowance for sales returns and doubtful accounts of $4,879 and $4,595, respectively	213,512	186,960
Inventories	69,664	50,417
Prepaid expenses and other current assets	49,466	39,236
Deferred income taxes	6,331	6,331
Total current assets	388,721	345,475
Property, plant and equipment, net	74,296	76,276
Other assets	3,562	3,833
TOTAL ASSETS	$466,579	$425,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,333	$112,906
Accrued payroll and employee benefits	14,690	14,237
Accrued restructuring costs	268	749
Accrued expenses and other current liabilities	25,570	30,453
Current portion of long term debt	11,084	55,371
Total current liabilities	198,945	213,716
Long-term debt	195,722	150,000
Other liabilities	605	589
Total liabilities	395,272	364,305
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity (deficit):
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 250,000,000 shares authorized, 169,208,352 and 168,468,792 shares issued and outstanding, respectively	887,606	882,720
Accumulated other comprehensive income	15,206	10,110
Accumulated deficit	(831,505)	(831,551)
Net shareholders’ equity	71,307	61,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$466,579	$425,584

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net sales	$170,641	$144,580	$307,265	$259,053
Cost of sales:
Cost of goods	122,849	101,886	223,613	186,527
Restructuring and impairment charges	—	705	—	726
Total cost of sales	122,849	102,591	223,613	187,253
Gross profit	47,792	41,989	83,652	71,800
Operating expenses:
Sales and marketing	8,015	8,362	17,151	17,758
Research and development	15,748	15,685	32,351	29,961
General and administrative	11,332	11,302	23,323	22,576
Restructuring and impairment charges	41	214	42	560
Total operating expenses	35,136	35,563	72,867	70,855
Operating income	12,656	6,426	10,785	945
Other (expense), net	(4,155)	(4,564)	(6,836)	(8,137)
Income (loss) before income taxes	8,501	1,862	3,949	(7,192)
Income tax provision	1,480	1,638	3,903	3,402
Net income (loss)	$7,021	$224	$46	$(10,594)
Basic earnings (loss) per share:	$0.04	$0.00	$0.00	$(0.08)
Diluted earnings (loss) per share:	$0.04	$0.00	$0.00	$(0.08)
Shares used in the computation of earnings (loss) per share:
Basic	169,152	132,609	168,979	132,516
Diluted	173,550	135,340	173,437	132,516

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income (loss)	$7,021	$224	$46	$(10,594)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	2,418	(1,898)	5,096	(4,285)
Comprehensive income (loss)	$9,439	$(1,674)	$5,142	$(14,879)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Six Months Ended
	July 3, 2011	July 4, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46	$(10,594)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,095	9,162
Amortization	1,999	2,925
Non-cash restructuring and impairment charges	42	1,286
Provision for sales returns and doubtful accounts	491	1,077
Provision for excess and obsolete inventories	549	4,857
Compensation costs related to stock-based awards	3,943	1,741
Gain on repurchase of convertible debt	—	(85)
Gain on exchange of convertible debt	—	(483)
Gain on disposal of property, plant and equipment	(325)	(221)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,894)	334
Inventories	(18,191)	(1,960)
Prepaid expenses and other current assets	(8,487)	(8,412)
Accounts payable	33,295	3,674
Accrued expenses and other current liabilities	(5,395)	1,515
Other non-current assets	23	7
Other non-current liabilities	(9)	(43)
Net cash provided by (used in) operating activities	(10,818)	4,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,529)	(1,906)
Restricted cash	(55)	1,716
Proceeds from the sale of property, plant and equipment	357	266
Net cash provided by (used in) investing activities	(3,227)	76
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(297)	(1,263)
Proceeds from stock-based compensation arrangements	979	399
Repurchase of common stock	(36)	(12)
Retirement of long-term debt	—	(2,685)
Net cash provided by (used) in financing activities	646	(3,561)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	561	(299)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,838)	996
CASH AND CASH EQUIVALENTS, beginning of period	61,601	60,439
CASH AND CASH EQUIVALENTS, end of period	$48,763	$61,435

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$3,709	$4,425
Income taxes	$4,761	$6,419
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$808	$332
Exchange of 1.875% Convertible Subordinated Notes due 2024	$—	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies Inc. (the “Company”) is a global supplier of end-to-end wireless solutions for wireless communications networks. The Company designs, manufactures and markets antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, remote radio head transceivers and advanced coverage solutions for use in wireless networks throughout the world.

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

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or full fiscal year ending January 1, 2012 (“fiscal 2011”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

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

These pronouncements were effective in the first quarter of 2011.  The adoption of these pronouncements did not have a material impact on the Company’s business, financial condition or results of operations.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of sales	$199	$106	$409	$214
Sales and marketing expenses	159	48	284	86
Research and development expenses	403	126	849	317
General and administrative expenses	1,144	496	2,401	1,124
Decrease to operating income before income taxes	1,905	776	3,943	1,741
Income tax benefit recognized	—	—	—	—
Impact on net income (loss)	$1,905	$776	$3,943	$1,741
Impact to net income (loss) per share:
Basic and diluted	$0.01	$0.01	$0.02	$0.01

As of July 3, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $7.5 million, net of estimated forfeitures of $0.8 million, which is expected to be recognized over a weighted-average period of 1.4 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the second quarter and first half of fiscal year 2011 was $2.70 and $2.41, respectively, and for the second quarter and first half of 2010 was $0.99 per share and $0.67 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the first half of 2011 and 2010 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Weighted average risk-free interest rate	2.0%	1.7%	2.2%	2.5%
Weighted average expected life (in years)	3.6	4.6	3.6	4.6
Expected stock volatility	72%	74%	77%	68%
Dividend yield	None	None	None	None

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	July 3, 2011	January 2, 2011
Prepaid expense and other current assets	15,219	9,634
Costs and estimated earnings in excess of billings	34,247	29,602
Total prepaid expense and other current assets	$49,466	$39,236

In the first quarter of 2011, the Company adjusted its cost estimates on a coverage solutions project which reduced both costs and estimated earnings in excess of billings and gross margin by approximately $3.6 million.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Inventories

Net inventories are as follows:

	July 3, 2011	January 2, 2011
Parts and components	$22,358	$22,165
Work-in-process	6,085	5,052
Finished goods	41,221	23,200
Total inventories	$69,664	$50,417

Inventories are net of an allowance for excess and obsolete inventory of approximately $15.4 million and $21.7 million as of July 3, 2011 and January 2, 2011, respectively.

Warranty

Accrued warranty costs are as follows:

	Six Months Ended
Description	July 3, 2011	July 4, 2010
Warranty reserve beginning balance	$7,029	$7,038
Reductions for warranty costs incurred	(5,204)	(3,749)
Warranty accrual related to current period sales	4,592	3,565
Effect of exchange rates	—	—
Warranty reserve ending balance	$6,417	$6,854

Note 4. Financing Arrangements and Long-Term Debt

Long-term debt

	July 3, 2011	January 2, 2011
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	57,916	57,916
Subtotal	207,916	207,916
Less unamortized discount	(1,110)	(2,545)
Subtotal	206,806	205,371
Less: current portion of long-term debt	(11,084)	(55,371)
Total long-term debt	$195,722	$150,000

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

	July 3, 2011	January 2, 2011
Carrying amount of equity component	$49,703	$49,703

Principal amount of the 1.875% Notes	57,916	57,916
Unamortized discount of liability component	(1,110)	(2,545)
Net carrying amount of liability component	$56,806	$55,371

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Effective interest rate on liability component	7.07%	7.07%	7.07%	7.07%
Contractual interest expense recognized	$271	$327	$542	$847
Amortization of the discount on liability component	$724	$814	$1,435	$2,082

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

The unamortized discount will be recognized using the effective interest method through November 15, 2011.  As of July 3, 2011, the if-converted value of the 1.875% Notes did not exceed the principal amount.  On July 26, 2011 and August 8, 2011, the Company repurchased $42.6 million and $4.0 million, respectively, in aggregate principal amount of the outstanding 1.875% Notes, leaving approximately $11.3 million in principal amount of the 1.875% Notes outstanding.

Credit Agreement

The Company entered into a Credit Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) on April 3, 2009 (“the Credit Agreement”).  On January 31, 2011, the Company entered into Amendment Number Four to the Credit Agreement and Waiver, and Amendment Number Three to Security Agreement (collectively, the “Amendment”).  The Amendment extended the maturity date and the term of the Credit Agreement from August 15, 2011 to August 15, 2014.  The Amendment also reduced the interest rate under the Credit Agreement by reducing the Base Rate Margin by 1.50% and the LIBOR Base Rate Margin by 0.75%. The Credit Agreement carries an unused line fee of 0.5% per annum.  In connection with the Amendment, the Company incurred issue costs of $0.3 million.

  Pursuant to the Credit Agreement, the lenders thereunder have made available to the Company a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under the Company’s line of credit falls below $15.0 million.  As of July 3, 2011, the Company is in compliance with all financial covenants.  As of July 3, 2011, the Company had approximately $39.8 million of availability under the Credit Agreement, of which approximately $6.5 million was utilized for an outstanding letter of credit.

Note 5. Restructuring and Impairment Charges

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Finland and Sweden. These reductions were undertaken in response to economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company finalized this plan in the fourth quarter of 2009; however, additional amounts are expected to be accrued in 2011 related to actions associated with this plan.

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the first half of 2011 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 2, 2011	$596	$—	$596
Amounts accrued	162	(30)	132
Amounts paid/incurred	(501)	30	(471)
Effects of exchange rates	11	—	11
Balance at July 3, 2011	$268	—	268

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Interest income	$54	$46	$113	$90
Interest expense	(2,894)	(3,486)	(5,780)	(7,343)
Foreign currency gain (loss), net	(1,475)	(1,784)	(2,061)	(2,481)
Gain on repurchase of convertible debt	—	85	—	85
Gain on exchange of convertible debt	—	—	—	483
Other income, net	160	575	892	1,029
Total	$(4,155)	$(4,564)	$(6,836)	$(8,137)

Other income (expense), net, for the three and six months ended July 3, 2011 includes interest expense related to the Company’s debt of $2.9 million and $5.8 million respectively and foreign exchange loss of $1.5 million and $2.0 million, respectively.

Other income (expense), net, for the three and six months ended July 4, 2010 includes interest expense related to the Company’s debt of $3.5 million and $7.3 million respectively and foreign exchange loss of $1.8 million and $2.5 million, respectively. Also included in the three and six months ended July 4, 2010 is a gain of approximately $0.1 million on the repurchase of $3 million in par value of the Company’s 1.875% Notes and the six months ended July 4, 2010 also includes a gain of approximately $0.5 million related to the exchange of approximately $60 million in par value of the Company’s 1.875% Notes.

Note 7. Earnings (Loss) Per Share

In accordance with ASC Topic 260, ”Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 22,443,951 and 22,443,951 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended July 3, 2011, respectively, as the effect would be anti-dilutive.  In addition, potential common shares of 58,637,449 and 61,567,532 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and six months ended July 4, 2010, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Basic:
Net income (loss)	$7,021	$224	$46	$(10,594)
Weighted average common shares	169,152	132,609	168,979	132,516
Basic earnings (loss) per share	$0.04	$0.00	$0.00	$(0.08)
Diluted:
Net income (loss)	$7,021	$224	$46	$(10,594)
Interest expense of convertible debt, net of tax	—	—	—	—
Net income (loss), as adjusted	$7,021	$224	$46	$(10,594)
Weighted average common shares	169,152	132,609	168,979	132,516
Potential common shares	4,398	2,731	4,458	—
Weighted average common shares, as adjusted	173,550	135,340	173,437	132,516
Diluted income (loss) per share	$0.04	$0.00	$0.00	$(0.08)

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

Note 9. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 3, 2011 is included below.

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

In addition to unrecognized tax benefits, the Company has recorded valuation allowances against its net tax benefits in certain jurisdictions arising from net operating losses. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2011 where the Company believes it is more likely than not that deferred tax assets will not be realized.

As of July 3, 2011, the liability for income taxes associated with uncertain tax positions was $21.7 million.  Of this amount, $4.0 million, if recognized, would affect tax expense and would require penalties and interest of $0.6 million, $0.6 million would result in an increase in prepaid assets, and $16.5 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.  Further, the $16.5 million, if realized would result in a $0.5 million decrease of the state deferred tax assets, specifically state net operating losses.

The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the expected outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal. The liability is reviewed quarterly and adjusted as events occur that affect potential liabilities for additional taxes, such as lapsing of applicable statutes of limitations, proposed assessments by tax authorities, negotiations between tax authorities, identification of new issues, and issuance of new legislation, regulations or case law. Management believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations of uncertain tax positions.

The Company’s income tax expense for 2011 was reduced by $1.5 million related to an adjustment to a liability for uncertain tax positions as well as expiration of the statutory audit period and was increased by a $1.0 million withholding tax on a dividend from a foreign subsidiary.

As a result of the ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of July 3, 2011, the Company has concluded all United States federal income tax matters for years through 2006. All other material state, local and foreign income tax matters have been concluded for years through 2005.

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

The estimated fair values of the Company’s financial instruments were as follows:

	July 3, 2011		January 2, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$48,763	$48,763	$61,601	$61,601
Restricted cash	985	985	930	930
Long-term debt
3.875% Convertible Subordinated Notes due 2027	$150,000	$139,125	$150,000	$134,070
1.875% Convertible Subordinated Notes due 2024	56,806	58,495	55,371	57,626

Note 12. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first half of 2011 and 2010, sales to customers that accounted for 10% or more of revenues totaled $168.2 million and $68.2 million, respectively. For the first half of 2011, Team Alliance, one of our North American resellers, Nokia Siemens, and Raycom, one of our European resellers, accounted for approximately 22%, 20%, and 13% of total net sales respectively, and in the first half of 2010, Nokia Siemens represented 26% of sales.

As of July 3, 2011, approximately 57% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first half of 2011. As of July 3, 2011, Team Alliance, one of our North American resellers, Nokia Siemens, and Raycom, one of our European resellers, accounted for approximately 27%, 15%, and 15% of total accounts receivable, respectively. The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in, sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 14. Segments and Geographic Data

The Company operates in one reportable business segment: “Wireless Communications.” The Company’s revenues are derived from the sale of wireless communications network products and coverage solutions, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in wireless communications networks throughout the world.

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regards to sales, the Company sells its products through two major sales channels. One channel is the original equipment manufacturers channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens and Samsung. The other channel is direct to wireless network operators, such as AT&T, Bouygues, Clearwire, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone. A majority of the Company’s products are sold to both sales channels. The Company maintains global relationships with most of the Company’s customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, which have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis and the Company also utilizes various resellers in the local regional markets.

The Company measures its performance by monitoring its net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 15. Subsequent Events

On July 26, 2011, the Company completed the private placement of $100 million in original principal amount of 2.75% Convertible Senior Subordinated Notes due 2041 (“2.75% Notes”).  The 2.75% Notes accrue interest at an annual rate of 2.75% payable semi-annually.  They are convertible into the Company’s common stock at an initial conversion price of approximately $3.12 per share, subject to adjustment in certain circumstances.  The 2.75% Notes accrete principal at a rate of 5.00% per year compounded semi-annually.  Accreted principal will not accrue interest, will not be eligible for conversion into common stock and will only be payable to holders upon reaching the mandatory repurchase date if the 2.75% Notes are not converted prior to such date.  The 2.75% Notes will mature on July 15, 2041, unless otherwise redeemed, repurchased or converted in accordance with the terms of the indenture governing the 2.75% Notes.

The Company may elect to mandatorily convert all or a portion of the 2.75% Notes on or prior to July 15, 2015 if the closing price of the Company’s common stock equals or exceeds 130% of the then applicable conversion price for at least 20 trading days within a 30 consecutive trading day period.

Holders of the 2.75% Notes may convert some or all of their notes into shares of the Company common stock at any time prior to the maturity date at an initial conversion rate of approximately 320.3075 shares of common stock per $1,000 of notes.  Holders of the 2.75% Notes may also require the Company to repurchase all or a portion of their notes on July 15, 2018, July 15, 2025 and July 15, 2032 for a repurchase price equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest on the outstanding original principal amount of the notes.

In conjunction with the private placement of the 2.75% Notes, the Company repurchased $42.6 million in aggregate principal amount of the 1.875% Notes.  In addition, on August 8, 2011, the Company repurchased $4.0 million in aggregate principal amount of the 1.875% Notes outstanding.  After these repurchases, the Company has approximately $11.3 million in principal amount of the 1.875% Notes outstanding.  In accordance with Accounting Standards Codification (“ASC”) 470-10-45, the carrying amount of the notes repurchased was reclassified from current portion of long-term debt to long-term debt in the accompanying consolidated balance sheet as of July 3, 2011.

Additionally, the Company utilized approximately $25 million of the net proceeds from the offering to repurchase 11.2 million shares of its common stock.

On July 19, 2011, the Company entered into Amendment Number Five to Credit Agreement, Consent and Waiver with Wells Fargo to, among other things obtain the consent of Wells Fargo to the issuance of the 2.75% Notes and the repurchase of the 1.875% Notes.

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

 We measure our success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be long-term growth opportunities within the wireless communications infrastructure marketplace, and we are focused on positioning the Company to benefit from these long-term opportunities.

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

For a summary of our critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011.

Accruals for Restructuring and Impairment Charges

In the first half of 2011 and 2010, we recorded restructuring and impairment charges of less than $0.1 million and $1.3 million, respectively. Such charges relate to our Restructuring Plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

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

Subsequent Events

On July 26, 2011 we completed the private placement of $100 million in original principal amount of 2.75% Convertible Senior Subordinated Notes due 2041 (“2.75% Notes).  The 2.75% Notes accrue interest at an annual rate of 2.75% payable semi-annually.  They are convertible into common stock at an initial conversion price of approximately $3.12 per share, subject to adjustment in certain circumstances.  The 2.75% Notes accrete principal at a rate of 5.00% per year compounded semi-annually.  Accreted principal will not accrue interest, will not be eligible for conversion into common stock and will only be payable to holders upon reaching the mandatory repurchase date if the 2.75% Notes are not converted prior to such date.  The 2.75% Notes will mature on July 15, 2041, unless otherwise redeemed, repurchased or converted in accordance with the terms of the indenture governing the 2.75% Notes.

We may elect to mandatorily convert all or a portion of the 2.75% Notes on or prior to July 15, 2015 if the closing price of our common stock equals or exceeds 130% of the then applicable conversion price for at least 20 trading days within a 30 consecutive trading day period.

Holders of the 2.75% Notes may convert some or all of their notes into shares of our common stock at any time prior to the maturity date at an initial conversion rate of approximately 320.3075 shares of common stock per $1,000 of notes.  Holders of the 2.75% Notes may also require that we repurchase all or a portion of their notes on July 15, 2018, July 15, 2025 and July 15, 2032 for a repurchase price equal to 100% of the accreted principal amount of the notes, plus accrued and unpaid interest on the outstanding original principal amount of the notes.

In conjunction with the private placement of the 2.75% Notes, we repurchased $42.6 million in aggregate principal amount of the 1.875% Notes.  In addition, on August 8, 2011, we repurchased $4.0 million in aggregate principal amount of the 1.875% Notes outstanding.  After these repurchases, we have approximately $11.3 million in principal amount of the 1.875% Notes outstanding.  In accordance with Accounting Standards Codification (“ASC”) 470-10-45, the carrying amount of the notes repurchased was reclassified from current portion of long-term debt to long-term debt in the accompanying consolidated balance sheet as of July 3, 2011.

Additionally, we utilized approximately $25 million of the net proceeds from the offering to repurchase 11.2 million shares of its common stock.

On July 19, 2011, we entered into Amendment Number Five to Credit Agreement, Consent and Waiver with Wells Fargo to, among other things obtain the consent of Wells Fargo to the issuance of the 2.75% Notes and the repurchase of the 1.875% Notes.

Results of Operations

The following table summarizes the Company’s results of operations as a percentage of net sales for the three and six months ended July 3, 2011 and July 4, 2010:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	72.0	70.5	72.8	72.0
Restructuring and impairment charges	—	0.5	—	0.3
Total cost of sales	72.0	71.0	72.8	72.3
Gross profit	28.0	29.0	27.2	27.7
Operating expenses:
Sales and marketing	4.7	5.8	5.6	6.9
Research and development	9.2	10.8	10.5	11.6
General and administrative	6.7	7.8	7.6	8.7
Restructuring and impairment charges	0.0	0.2	0.0	0.1
Total operating expenses	20.6	24.6	23.7	27.3
Operating income (loss)	7.4	4.4	3.5	0.4
Other income (expense), net	(2.4)	(3.1)	(2.2)	(3.2)
Income (loss) before income taxes	5.0	1.3	1.3	(2.8)
Income tax provision (benefit)	0.9	1.1	1.3	1.3
Net income (loss)	4.1%	0.2%	0.0%	(4.1)%

Three Months ended July 3, 2011 and July 4, 2010

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	July 3, 2011		July 4, 2010
Wireless network operators and other	$120,780	71%	$80,627	56%
Original equipment manufacturers	49,861	29%	63,953	44%
Total	$170,641	100%	$144,580	100%

Sales increased by 18% to $170.6 million for the second quarter of 2011, from $144.6 million, for the second quarter of 2010. This increase was due to several factors, including increased demand from our direct operator customers, which increased by approximately 50% for the second quarter of 2011 from the second quarter of 2010. The increase in our direct operators and other direct customer’s business helped to offset the decrease in demand from our original equipment manufacturer customers, which decreased by 22% over the same period. This is consistent with our strategic focus on direct customers.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	July 3, 2011		July 4, 2010
Antenna systems	$76,046	45%	$56,713	39%
Base station systems	77,573	45%	77,533	54%
Coverage systems	17,022	10%	10,334	7%
Total	$170,641	100%	$144,580	100%

 Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The increase in antenna systems sales during the second quarter of 2011 as compared with the second quarter of 2010 is due to the growth in demand we experienced from our wireless network operator and other direct customers. The increase in coverage systems business was due to increased project activity during the second quarter of 2011 versus the second quarter of 2010.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	July 3, 2011		July 4, 2010
Americas	$80,207	47%	$52,445	36%
Asia Pacific	41,823	25%	48,517	34%
Europe	46,859	27%	34,801	24%
Other International	1,752	1%	8,817	6%
Total	$170,641	100%	$144,580	100%

Revenues increased in the Americas and Europe regions in the second quarter of 2011 as compared to the second quarter of 2010. The increase in both regions is attributable to increases in demand with our wireless network operator customers and other direct customers in both regions. In particular, North American operators have commenced the build out of new 4G networks and Eastern European markets have shown increased demand. The reduction in the Other International region is largely due to reduced sales in the Middle East, which has been impacted by civil unrest in many countries. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the second quarter of 2010 to those in effect for the second quarter of 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the second quarter of 2011, sales to Team Alliance, one of our North American resellers, accounted for approximately 28% of our total sales, Nokia Siemens accounted for approximately 16% of our total sales, and sales to Raycom, one of our European resellers, accounted for approximately 15% of our total sales.  For the second quarter of 2010, total sales to Nokia Siemens accounted for approximately 25% of sales and sales to Raycom, one of our European resellers, accounted for approximately 10% of sales. Our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	July 3, 2011		July 4, 2010
Net sales	$170,641	100.0%	$144,580	100.0%
Cost of sales:
Cost of sales	122,849	72.0%	101,886	70.5%
Restructuring and impairment charges	—	—%	705	0.5%
Total cost of sales	122,849	72.0%	102,591	71.0%
Gross profit	$47,792	28.0%	$41,989	29.0%

Our actual gross profit increased during the second quarter of fiscal 2011, compared to the second quarter of fiscal 2010, primarily as a result of our increased revenues. As a percentage of revenue, our gross profit margin decreased slightly during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 primarily from a combination of higher warranty costs and higher manufacturing costs when compared to the prior year period. We did not incur any restructuring and impairment charges during the second quarter of 2011. We incurred $0.7 million of restructuring charges during the second quarter of fiscal 2010 related to severance charges and facility closure charges.

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

A portion of our coverage solution sales include design, customization, installation and implementation services and the supply of coverage solutions products. The Company recognizes revenue using the percentage-of-completion method for these coverage solution projects.  Due to the nature of these types of projects, cost estimates can vary significantly, and the actual cost of such projects can fluctuate significantly during the life of a project. Such fluctuations can have a negative impact on our gross profit margins and profitability, decreasing revenues and adversely impacting our business, financial condition and results of operations, which occurred in the first quarter of 2011.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	July 3, 2011		July 4, 2010
Sales and marketing	$8,015	4.7%	$8,362	5.8%
Research and development	15,748	9.2%	15,685	10.8%
General and administrative	11,332	6.7%	11,302	7.8%
Restructuring and impairment charges	41	0.0%	214	0.2%
Total operating expenses	$35,136	20.6%	$35,563	24.6%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $0.3 million, or 4.1%, during the second quarter of 2011 as compared to the second quarter of 2010, primarily due to lower bad debt expense.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Total research and development expenses remained consistent during the second quarter of 2011 as compared to the second quarter of 2010. In addition, non-cash equity based compensation expense pursuant to ASC Topic 718 increased by $0.3 million in the second quarter of 2011 as compared to the second quarter of 2010. The increase in equity based compensation expense is due primarily to options granted in the fourth quarter of 2010, at prices significantly higher than prior period grants.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. Total general and administrative expenses remained consistent during the second quarter of 2011 as compared to the second quarter of 2010.

Restructuring charges of less than $0.1 million were recorded in the second quarter of fiscal 2011, primarily for severance costs in the U.S., Europe and Asia Pacific regions. Restructuring charges of $0.2 million were recorded in the second quarter of fiscal 2010, primarily for severance costs in the Europe and Asia Pacific regions.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	July 3, 2011		July 4, 2010
Interest income	$54	0.0%	$46	0.0%
Interest expense	(2,894)	(1.7)%	(3,486)	(2.4)%
Foreign currency gain (loss), net	(1,475)	(0.8)%	(1,784)	(1.2)%
Gain on repurchase of convertible debt	—	—%	85	0.0%
Other income, net	160	0.1%	575	0.5%
Other income (expense), net	$(4,155)	(2.4)%	$(4,564)	(3.1)%

Interest income remained consistent during the second quarter of 2011 compared to the second quarter of 2010 due to the historically low interest rates on cash balances.  Interest expense decreased by $0.6 million during the second quarter of fiscal 2011 as compared to the second quarter of 2010 primarily due to the reduction of approximately $67 million of our 1.875% Notes from the second quarter of 2010 to the second quarter of 2011. Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $1.0 and $1.3 million for the second quarters of 2011 and 2010, respectively. Additionally, we recognized a net foreign currency translation loss of $1.5 million in the second quarter of 2011, primarily due to the fluctuations of the U.S. Dollar versus the Euro and Chinese RMB, and several other currencies, as compared to the second quarter of 2010 when we recognized a foreign currency translation loss of $1.8 million.

Income Tax Provision

Our effective tax rate for the second quarter of 2011 was an expense of approximately 17.4% of our pre-tax income of $8.5 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily China and India.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction. In addition, our income tax expense was reduced by $1.5 million related to an adjustment to a liability for uncertain tax positions as well as expiration of the statutory audit period.  This expense reduction was partially offset by a $1.0 million withholding tax on a dividend from a foreign subsidiary.

Net Income

The following table presents a reconciliation of operating income to net income:

	Three Months Ended (in thousands)
	July 3, 2011	July 4, 2010
Operating income	$12,656	$6,426
Other income (expense), net	(4,155)	(4,564)
Income before income taxes	8,501	1,862
Income tax provision (benefit)	1,480	1,638
Net income	$7,021	$224

Our net income for the second quarter of 2011 was $7.0 million, compared to net income of $0.2 million for the second quarter of 2010. The higher net income in the second quarter of 2011 was largely due to our increased revenue during that period.

Six Months ended July 3, 2011 and July 4, 2010

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Six Months Ended (in thousands)
Customer Group	July 3, 2011		July 4, 2010
Wireless network operators and other	$202,291	66%	$132,013	51%
Original equipment manufacturers	104,974	34%	127,040	49%
Total	$307,265	100%	$259,053	100%

Sales increased by 19% to $307.3 million for the first half of 2011, from $259.1 million, for the first half of 2010.  This increase was due to an increase in our direct sales to wireless network operators and others to improve both the bandwidth and the technology of their networks. This was offset in part by lower demand from our original equipment manufacturer customers. The global recession and associated tight credit markets impacted our customers’ demand for products throughout the first half of 2010.

The following table presents a further analysis of our sales based upon our various product groups:

	Six Months Ended (in thousands)
Wireless Communications Product Group	July 3, 2011		July 4, 2010
Antenna systems	$140,991	45%	$96,134	37%
Base station systems	136,656	45%	142,750	55%
Coverage systems	29,618	10%	20,169	8%
Total	$307,265	100%	$259,053	100%

The increase in antenna systems sales for the first six months of 2011 compared to the first six months of 2010 is primarily due to growth in demand we experienced from our wireless network operator and other direct customers, which is partially driven by initial developments of 4G networks, primarily in North America. This was partially offset by the decrease in base station systems sales during the same period and the corresponding increase in coverage solution sales during the same period.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (in thousands)
Geographic Area	July 3, 2011		July 4, 2010
Americas	$134,468	44%	$86,619	33%
Asia Pacific	85,956	28%	94,186	37%
Europe	76,871	25%	66,988	26%
Other International	9,970	3%	11,260	4%
Total	$307,265	100%	$259,053	100%

Revenues increased in the Americas region for the first half of 2011 due primarily to increased demand from wireless network operators embarking on increased infrastructure spending plans. 2010 spending levels were negatively impacted by global macroeconomic issues. The changes in the other regions largely offset each other for the year-to-year comparison. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as previously noted, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. dollar.  During the last year, the value of the U.S. dollar has fluctuated significantly against most other currencies.  We have calculated that when comparing exchange rates in effect for the first half of 2010 to those in effect for the first half of 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the first half of 2011, total sales to Team Alliance, one of our North American resellers, accounted for approximately 22% of sales, total sales to Nokia Siemens accounted for approximately 20% of sales, and total sales to Raycom, one of our European resellers, accounted for approximately 13% of sales.  For the first half of 2010, total sales to Nokia Siemens accounted for approximately 26% of sales for the period.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (in thousands)
	July 3, 2011		July 4, 2010
Net sales	$307,265	100.0%	$259,053	100 .0%
Cost of sales:
Cost of sales	223,613	72.8%	186,527	72.0%
Restructuring and impairment charges	—	—%	726	0.3%
Total cost of sales	223,613	72.8%	187,253	72.3%
Gross profit	$83,652	27.2%	$71,800	27.7%

Our actual total gross profit increased during the first half of fiscal 2011 compared with the first half of fiscal 2010, primarily as a result of our increased revenue. As a percentage of revenue, our gross profit margin decreased slightly for the first six months of 2011 compared to the first six months of 2010 due primarily to higher warranty costs and increased manufacturing costs. We did not incur restructuring and impairment charges during the first half of fiscal 2011. We incurred approximately $0.7 million of restructuring and impairment charges during the first half of fiscal 2010 related to severance and facility closure charges.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (in thousands)
Operating Expenses	July 3, 2011		July 4, 2010
Sales and marketing	$17,151	5.6%	$17,758	6.9%
Research and development	32,351	10.5%	29,961	11.6%
General and administrative	23,323	7.6%	22,576	8.7%
Restructuring and impairment charges	42	0.0%	560	0.1%
Total operating expenses	$72,867	23.7%	$70,855	27.3%

Sales and marketing expenses decreased by $0.6 million, or 3.4%, during the first half of 2011 as compared with the first half of 2010. The decrease resulted primarily from lower bad debt expense as well as decreased trade show expenditures.

Research and development expenses increased by $2.4 million, or 8.0%, during the first half of 2011 as compared with the first half of 2010, primarily due to higher materials costs used in research and development activities. In addition, non-cash equity based compensation expense pursuant to ASC Topic 718 increased by $0.5 million in the first half of 2011 compared to the first half of 2010.

General and administrative expenses increased by $0.7 million, or 3.3%, during the first half of 2011 as compared with the first half of 2010. This increase was due to the increase of $1.3 million of non-cash equity based compensation expense offset in part by lower personnel related costs.

The increase in equity based compensation expense is due primarily to options granted in the fourth quarter of 2010, at prices significantly higher than prior period grants.

Restructuring charges of less than $0.1 million were recorded in the first half of 2011, primarily for severance costs compared with charges of $0.6 million for the first half of 2010, primarily for severance costs.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Six Months Ended (in thousands)
	July 3, 2011		July 4, 2010
Interest income	$113	0.0%	$90	0.0%
Interest expense	(5,780)	(1.9)%	(7,343)	(2.8)%
Foreign currency gain (loss), net	(2,061)	(0.6)%	(2,481)	(0.9)%
Gain on repurchase of convertible debt	—	—%	85	0.0%
Gain on exchange of convertible debt	—	—%	483	0.2%
Other income, net	892	0.3%	1,029	0.5%
Other income (expense), net	$(6,836)	(2.2)%	$(8,137)	(3.2)%

Interest income remained consistent during the first half of 2011 compared to the first half of 2010 due to our cash balances remaining consistent and the interest rates on such balances remaining consistent.  Interest expense decreased by $1.6 million during the first half of fiscal 2011 as compared to the first half of 2010 primarily due to the reduction of approximately $67 million of our outstanding 1.875% Notes from the first half of 2010 to the first half of 2011. Included in interest expense are non-cash charges related to the amortization of debt issuance costs and debt discount of $2.0 and $2.9 million for the first halves of 2011 and 2010, respectively. Additionally, we recognized a net foreign currency loss of $2.1 million in the first half of 2011, primarily due to the fluctuations of the U.S. Dollar versus several other currencies, primarily the Chinese RMB, as compared to the first half of 2010 when we recognized a foreign currency loss of $2.5 million. The net gain on repurchase of convertible debt of $0.1 million was realized on the repurchase of $3.0 million aggregate par value long term convertible debt during the second quarter of 2010. The gain on exchange of convertible debt of $0.5 million was realized in the exchange of $60.0 million aggregate par value of long term convertible debt during the first quarter of 2010.

Income Tax Provision

Our effective tax rate for the first half of 2011 was an expense of approximately 98.8% of our pre-tax income of $3.9 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. For the first half of 2010, we recorded an income tax expense from operations in certain foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.  In addition, our income tax expense was reduced by $1.5 million related to an adjustment to a liability for uncertain tax positions as well as expiration of the statutory audit period.  This expense reduction was partially offset by a $1.0 million withholding tax on a dividend from a foreign subsidiary.

Net income (loss)

The folowing table presents a reconciliation of operating (loss) to net loss:

	Six Months Ended (in thousands)
	July 3, 2011	July 4, 2010
Operating income	$10,785	$945
Other income (expense), net	(6,836)	(8,137)
Income (loss) before income taxes	3,949	(7,192)
Income tax provision	3,903	3,402
Net income (loss)	$46	$(10,594)

Our net income for the first half of 2011 was less than $0.1 million compared with a loss of $10.6 million for the first half of 2010.  Our net income during the first half of 2011 as compared with our net loss for the first half of 2010 is largely the result of the increase in revenue during the first half of 2011.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financings, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balances, funds expected to be generated from future operations and borrowings under our receivables credit facility (“Credit Agreement”) with Wells Fargo Capital Finance LLC (“Wells Fargo”). As of July 3, 2011, we had working capital of $185.9 million, including $48.8 million in unrestricted cash and cash equivalents as compared to working capital of $131.8 million at January 2, 2011, which included $61.6 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended July 3, 2011 and July 4, 2010:

	Six Months Ended (in thousands)
	July 3, 2011	July 4, 2010
Net cash provided by (used in):
Operating activities	$(10,818)	$4,780
Investing activities	(3,227)	76
Financing activities	646	(3,561)
Effect of foreign currency translation on cash and cash equivalents	561	(299)
Net increase (decrease) in cash and cash equivalents	$(12,838)	$996

Operating Activities

Net cash used in operations in the first half of 2011 was $10.8 million as compared to $4.8 million provided by operations in the first half of 2010. The $15.6 million reduction in cash flow from operations from the prior year period is due to the increase in working capital, primarily increases in inventory and accounts receivable.

Investing Activities

Net cash used in investing in the first half of 2011 was $3.2 million as compared to $0.1 million provided by investing in the first half of 2010. The $3.2 million in net cash used in investing activities during the first half of 2011 reflects capital expenditures of $3.5 million, an increase in our restricted cash of $0.1 million, partially offset by proceeds from the sale of property, plant and equipment of $0.4 million. Total capital expenditures during the first half of 2011 and 2010 were approximately $3.5 million and $1.9 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $4 million and $5 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash provided by financing activities of $0.6 million during the first half of 2011 relates primarily to the $1.0 million of proceeds from stock-based compensation arrangements, offset by $0.3 million of debt issuance costs related to the exchange of our 1.875% Notes.  Net cash used in financing activities of $3.6 million during the first half of 2010 relates primarily to the $1.3 million debt issuance costs related to the exchange of our 1.875% Notes and the repurchase of $3 million in aggregate par value of our outstanding 1.875% Notes, partially offset by $0.4 million in proceeds related to our employee stock purchase plan.

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

We had a total of $208 million of convertible subordinated notes outstanding at July 3, 2011, consisting of $58 million in principal of the 1.875% Notes and $150.0 million of 3.875% Convertible Subordinated Notes due 2027 (“3.875% Notes”). Holders of the 1.875% Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. No assurance can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Subsequent Events

On July 26, 2011 we completed the issuance of $100 million in original principal amount of the 2.75% Notes in a private placement.  In conjunction with the private placement of the 2.75% Notes, we repurchased $42.6 million in aggregate principal amount of the 1.875% Notes.  In addition, on August 8, 2011, we repurchased $4.0 million in aggregate principal amount of the 1.875% Notes outstanding.  After these repurchases, we have approximately $11.3 million in principal amount of the 1.875% Notes outstanding.  We also utilized approximately $25 million of the net proceeds from the offering to repurchase 11.2 million shares of our common stock. For additional information regarding the 2.75% Notes, see Note 15 of the Notes to Consolidated Financial Statements.

Credit Agreement

We entered into the Credit Agreement on April 3, 2009.   On January 31, 2011 we entered into the Amendment to, among other things, extend the maturity of the facility to August 2014 from August 2011 and reduce the interest rates payable under the Credit Agreement at all borrowing levels.  See Note 4 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.  Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under our line of credit falls below $15.0 million.  As of July 3, 2011, we are in compliance with all covenants.  As of July 3, 2011, we had approximately $39.8 million of availability under the Credit Agreement, of which approximately $6.5 million was utilized by outstanding letters of credit.

On July 19, 2011, the Company entered into Amendment Number Five to Credit Agreement, Consent and Waiver with Wells Fargo to, among other things obtain the consent of Wells Fargo to the issuance of the 2.75% Notes and the repurchase of the 1.875% Notes.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of July 3, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of July 3, 2011, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price for the debt.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 60% of our net sales during the first half of 2011, 63% of our net sales during fiscal 2010 and 73% of our net sales during fiscal 2009. International sources include Europe, Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the first half of 2011, we recorded a foreign exchange translation loss of $2.1 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the Dollar fluctuates.

Interest Rate Risk

As of July 3, 2011, we had cash equivalents of approximately $49.7 million in both interest and non-interest bearing accounts, including restricted cash. We also had a total of $58 million of the 1.875% Notes and $150.0 million of the 3.875% Notes. We have exposure to interest rate risk primarily through our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased during 2010 and have remained low in 2011 as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. Despite this exposure, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at July 3, 2011, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

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

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2011.  We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of July 3, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to our Business

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue.  For the first six months of 2011, sales to Nokia Siemens accounted for approximately 20% of revenues, sales to Team Alliance, one of our North American resellers, accounted for approximately 22% of revenues, and sales to Raycom, one of our European resellers, accounted for approximately 13% of revenues.  Any decline in business with our original equipment manufacturer customers, including Nokia Siemens and Samsung, and our direct wireless network operator customers, will have an adverse impact on our business, financial condition and results of operations.  Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Samsung, other original equipment manufacturers, wireless network operator customers and our resellers such as Team Alliance and Raycom.  Any fluctuations in demand from such customers or other customers will negatively impact our business, financial condition and results of operations.  If we are unable to broaden our customer base and expand relationships with major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers.  Unanticipated demand fluctuations can have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations.  In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one or more customers could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	the recent recession could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy;

•	consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	customers could decide to increase their level of internal designing and/or manufacturing of wireless communication network products and reduce their purchases from us; and

•
concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declares bankruptcy or delays payment of its receivables.

We have strategically focused our business and sales efforts on growing our sales of higher margin products and solutions, which has reduced our total sales.

Over the last two years, a period in which we have experienced a broad decline in the weighted sales price of our products, we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business.  This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens.  Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other wireless network operator customers, could have an adverse effect on our business, financial condition and results of operations.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the lack of obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	production delays on new products that limit our revenue in a quarter;

•	increased costs associated with rising raw material costs, including oil prices;

•	costs associated with consolidating acquisitions;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs;

•	discounts given to certain customers for large volume purchases;

•	unanticipated increases in costs associated with projects in our coverage solutions product group; and

•	shortages of materials and components to manufacture our products.

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

During fiscal 2010, we experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components due to delays from increased worldwide demand for electronic components following improved global economic conditions as part of the recovery following the 2008 global recession.  This combined supply shortage and increase in material order lead times impacted our ability to timely produce products, which negatively impacted our revenues during fiscal 2010.  We currently expect some level of supply shortages and increased lead times to continue during 2011.  If these shortages and extended lead times continue, our future revenues may be negatively impacted and our manufacturing costs may significantly increase.  In addition, a number of our products, and certain parts used in our products, are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements, which in turn may be dependent upon a limited number of suppliers themselves.  Any disruption in this supply chain can negatively affect the timely availability of key components and parts necessary for the production of our products.

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

As of July 3, 2011, we had approximately $49.7 million in cash, including $1.0 million in restricted cash.  We cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term.  We rely upon our ability to generate positive cash flow from operations to fund our business.  If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash.  While our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies.  In addition, if our business deteriorates, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement or an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us.  If we are not successful in growing our businesses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate.  These circumstances would make it difficult to obtain new sources of financing.  Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which became highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession.  If we are unable to generate positive cash flow from our operations or secure additional financing or such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products and could expose us to significant liabilities.

We have had quality problems with our products, including those we have acquired in acquisitions.  We may have similar product quality problems in the future.  We have replaced components in some products and replaced entire products in accordance with our product warranties.  We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards.  If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, financial condition and results of operations.  Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards.  In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions.  We are also required to honor certain warranty claims for products that we have acquired in previous acquisitions.  While we seek recovery of amounts that we have paid, or may pay in the future to resolve warranty claims through indemnification from the original manufacturer, this can be a costly and time consuming process.  In our contracts with customers, we negotiate liability limits but not all of the contracts contain liability limits and some contracts contain limits which are greater than the price of the products sold.  As a result, if we have quality problems with our products that we cannot fix and our customers bring a claim against us, we could incur significant liabilities which would have a material adverse effect on our business, financial condition and results of operations.

We may encounter unanticipated cost increases in coverage systems projects.

As part of our Coverage Solutions product group, we occasionally undertake installation projects in which we utilize third party contractors in addition to our personnel to install and deploy Coverage Solutions.  Installation projects can be very complex and unanticipated factors or events may occur during a project which significantly impacts the expected cost of a project.  Therefore, as part of these projects, we may encounter unanticipated deployment and installation costs, which if not reimbursed, will increase the overall costs of such projects and may have a negative impact on our gross margins, financial condition and results of operations.  We encountered such expenses in the first quarter of 2011 and may encounter them in the future.

We may be adversely affected by the bankruptcy of our customers.

One of our original equipment manufacturer customers, Nortel, filed for bankruptcy protection in the first quarter of 2009.  Given the current economic climate, it is possible that one or more of our other customers will suffer significant financial difficulties, including potentially filing for bankruptcy protection.  In such an event, the demand for our products from these customers may decline significantly or cease completely.  We cannot guarantee that we will be able to continue to generate new demand to offset any such reductions from existing customers.  If we are unable to continue to generate new demand, our revenues will decrease and our business, financial condition and results of operations will be negatively impacted.

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

We have previously added new manufacturing locations, as well as consolidated existing manufacturing locations, in an attempt to achieve operating cost savings and improved operating results.  We continually evaluate these types of opportunities.  We may acquire or invest in new locations, or we may consolidate existing locations into either existing or new locations in order to reduce our manufacturing costs.  For example, in 2009, we established a new manufacturing location in Thailand.  Such activities subject us to numerous risks and uncertainties, including the following:

•	difficulty integrating the new locations into our existing operations;

•	difficulty consolidating existing locations into one location;

•	inability to achieve the anticipated financial and strategic benefits of the specific new location or consolidation;

•	significant unanticipated additional costs incurred to start up a new manufacturing location;

•	inability to attract key technical and managerial personnel to a new location;

•	inability to retain key technical and managerial personnel due to the consolidation of locations to a new location;

•	diversion of our management’s attention from other business issues; and

•	failure of our review and approval process to identify significant issues, including issues related to manpower, raw material supplies, legal and financial contingencies.

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

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications.  Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner.  In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the U.S. and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians. We have previously experienced problems in the manufacturing of new products where our actual costs have exceeded our expectations and our production yields have not met our internal expectations. Such issues have had a negative impact on gross margins and results of operations. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

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

As part of our manufacturing strategy, we utilize contract manufacturers to make finished goods and supply printed circuit boards in China, Europe, India, Singapore and Thailand.  We also maintain our own manufacturing operations in China, the U.S. and Thailand.  There are particular risks of doing business in each jurisdiction and to doing business in foreign jurisdictions generally.

For example, the Chinese legal system lacks transparency, which gives the Chinese central and local government authorities a higher degree of control over our business in China than is customary in the U.S., which makes the process of obtaining necessary regulatory approval in China inherently unpredictable.  In addition, the protection accorded our proprietary technology and know-how under the Chinese and Thai legal systems is not as strong as in the U.S. and, as a result, we may lose valuable trade secrets and competitive advantage.  Also, manufacturing our products and utilizing contract manufacturers, as well as other suppliers throughout the Asia region, exposes our business to the risk that our proprietary technology and ownership rights may not be protected or enforced to the extent that they may be in the U.S. Although the Chinese government has been pursuing economic reform and a policy of welcoming foreign investments during the past two decades, it is possible that the Chinese government will change its current policies in the future, making continued business operations in China difficult or unprofitable.

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

For the first half of 2011 and for fiscal years 2010, 2009 and 2008, international revenues (excluding North American sales) accounted for approximately 60%, 63%, 73% and 70% of our net sales, respectively.  There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

•
compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protections throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including relations with unionized labor pools in Europe and in Asia;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorist attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign-based suppliers and from foreign-based competitors throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the U.S. and the rest of the world; and

•	political or civil turmoil, such as that occurring in Thailand.

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

Our manufacturing process is also subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns.  We maintain compliance with all current government regulations concerning our production processes, for all locations in which we operate.  Since we operate on a global basis, this is also a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations.  There are areas where future regulations may be enacted which could increase our manufacturing costs.  One area which has a large number of potential changes in regulations is the environmental area.  Environmental areas such as pollution and climate change have had significant legislative and regulatory efforts on a global basis, and there are expected to be additional changes to the regulations in these areas.  These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products.  In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products.  While future changes in regulations appears likely, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business.  If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations.

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

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time during fiscal 2009.  On August 8, 2011, the bid price of our Common Stock was $1.60.  The NASDAQ Marketplace Rules provide that one of the continuing listing requirements for an issuer’s common stock is having a minimum bid price of $1.00 per share.  Accordingly, if the bid price of our Common Stock does not stay above $1.00 per share, we risk being delisted from the NASDAQ Global Select Market.  If our Common Stock is delisted by NASDAQ, our Common Stock may be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system or in the pink sheets.  Each of these alternatives will likely result in it being more difficult for investors to dispose of, or obtain accurate quotations as to the market value of our Common Stock.  In addition, there can be no assurance that our Common Stock will be eligible for trading on any such alternative exchange or markets.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors.  For example, for the three years ended July 3, 2011, the closing price of our Common Stock ranged from a high of $5.05 to a low of $0.23 per share.  At times, the fluctuations in the price of our Common Stock may have been unrelated to our financial condition and operating performance.  These broad fluctuations may negatively impact the market price of shares of our Common Stock.

The price of our Common Stock may continue to fluctuate greatly in the future due to a variety of factors, including:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;

•	reductions in wireless infrastructure demand or expectations regarding future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, or larger than anticipated costs associated with such deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors;

•	increases in the number of shares of our Common Stock outstanding, including upon the conversion of outstanding debt securities;

•	changes in the wireless industry.

•	changes in the general financial and other market conditions; and

•	domestic and international economic and regulatory conditions.

In addition, the potential conversion of our outstanding convertible debt and other instruments could result in a significant increase in the number of outstanding shares of our Common Stock.  Such an increase may lead to sales of shares or the perception that sales may occur, either of which may adversely affect the market for, and the market price of, our Common Stock.  Any potential future sale or issuance of shares of our Common Stock or instruments convertible or exchangeable into shares of our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.  Based on the foregoing factors, we expect that our stock price will continue to be extremely volatile.  Therefore, we cannot guarantee that our investors will be able to resell our Common Stock at or above the price at which they purchased it.

A material decline in the price of our Common Stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock or a reduction in our ability to raise capital. Any reduction in our ability to raise equity capital in the future may force us to allocate funds from other planned uses and could have a significant negative effect on our business plans and operations.

Issuance of shares of our Common Stock upon conversion of our outstanding convertible instruments and future sales of our Common Stock could adversely affect our Common Stock price.

As of August 8, 2011, an aggregate of 16,284,083 shares of our Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 15,809,150 shares of our Common Stock were reserved for the issuance of additional options and shares under these plans.  Furthermore, an aggregate of 1,018,936 shares of our Common Stock were issuable upon conversion of our 1.875% Notes, and an aggregate of 17,221,590 shares of our Common Stock were issuable upon conversion of our 3.875% Notes, and an aggregate of 32,030,750 shares of our Common Stock were issuable upon conversion of our 2.75% Notes.

Future sales of our Common Stock and instruments convertible or exchangeable into our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.  In addition, this may also make it more difficult for us to sell equity securities in the future at a time and a price that we deem appropriate.

Certain provisions contained in our charter and bylaws could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders.

Certain provisions of our certificate of incorporation, as amended, and bylaws, as amended, are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value.  These provisions may have the effect of deterring hostile takeovers or delaying or preventing changes in control or our management.  For example, our bylaws provide that special meetings of stockholders may be called only by our board of directors or certain officers, and may not be called by our stockholders.  In addition, our bylaws provide that stockholders seeking to present proposals before, or nominate candidates for election as directors at, a meeting of stockholders must provide advanced notice to us in writing and must provide specified information.  Our certificate of incorporation grants our board of directors the authority to issue preferred stock, which could potentially be used to discourage attempts by third parties to obtain control of us through a merger, tender offer, proxy or consent solicitation or otherwise, by making those attempts more difficult to achieve or more costly.  Furthermore, Section 203 of the Delaware General Corporation Law, which continues to apply to us, prohibits a public Delaware corporation from engaging in certain business combinations with an “interested stockholder” (as defined in such section) for a period of three years following the time that such stockholder became an interested stockholder without the prior consent of our board of directors.  This section, as well as certain provisions of our certificate of incorporation, may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the second quarter of 2011:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
April 4 – May 8	—		—	—	—
May 9 – June 5	5,498	(1)	$4.08	—	—
June 6 – July 3	—		—	—	—

(1)	During May 2011, 5,498 shares of Common Stock were surrendered to us to cover tax withholding obligations with respect to the vesting of 14,374 shares under restricted stock grants.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

**
Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POWERWAVE TECHNOLOGIES, INC.
Date:	August 10, 2011	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer