Form 10-Q
period 2011-10-02
POWERWAVE TECHNOLOGIES INC
filed 2011-11-08
CIK 1023362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

As of November 3, 2011, the registrant had 31,685,554 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED OCTOBER 2, 2011

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including, without limitation, statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	our reliance upon a few customers to generate the majority of our revenues;

•	a reduction in our sales due to our strategic focus on growing sales of higher margin products;

•	significant fluctuations in sales and operating results from quarter to quarter;

•	continued or increased economic uncertainty resulting from the recent economic recession and credit tightening;

•	reductions in demand for our products by certain customers;

•	our dependence upon single sources or limited sources for key components and products;

•	our potential need for additional capital in the future and the possibility that additional financing may not be available on favorable terms or at all;

•	our potential failure to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products and could expose us to significant liabilities;

•	potential unexpected cost increases in coverage systems projects;

•	financial difficulties of our key customers or suppliers;

•	unanticipated restructuring costs and the need to undertake restructuring actions;

•	increases in commodity and energy costs;

•	continuing declines in the sales prices of our products;

•	potential direct competition from our suppliers, contract manufacturers and customers;

•	the future growth, or lack of growth, in the wireless communications industry;

•	inventory fluctuations due to our reliance on contract manufacturers, components and supply chains with long lead times;

•	future additions to, or consolidations of manufacturing operations, which may present economic risks;

•	risks related to future acquisitions or strategic alliances;

•	our ability to enhance our existing products or develop new products that are sufficiently manufacturable and meet our customers’ needs and requirements;

•	our ability to hire and retain highly-qualified technical and managerial personnel;

•	risks related to our international operations, including with respect to operations in Asia and Europe;

•	delays in forecasted sales as a result of our lengthy initial sales cycle;

•	our ability to protect our intellectual property and third party claims of intellectual property infringement;

•	the nature and complexity of regulatory requirements that apply to us, and our ability to obtain or maintain any required regulatory approvals;

•	the competitiveness of our industry, which is characterized by rapid technological change;

•	potential failures in our information management systems;

•	variability in our quarterly and annual effective tax rate;

•	potential delisting from the NASDAQ Global Select Market

•	volatility with respect to the price of our Common Stock

•	potential decreases in the price of our Common Stock due to the issuance of Common Stock upon conversion of our outstanding convertible instruments;

•	defensive provisions contained in our charter and bylaws; and

•	other risks set forth in Item 1A of Part II of this Quarterly Report on Form 10-Q, entitled “Risk Factors.”

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	October 2, 2011	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$45,619	$61,601
Restricted cash	931	930
Accounts receivable, net of allowance for sales returns and doubtful accounts of $4,913 and $4,595, respectively	147,920	186,960
Inventories	84,484	50,417
Prepaid expenses and other current assets	48,728	39,236
Deferred income taxes	6,108	6,331
Total current assets	333,790	345,475
Property, plant and equipment, net	72,474	76,276
Other assets	6,451	3,833
TOTAL ASSETS	$412,715	$425,584

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,669	$112,906
Accrued payroll and employee benefits	12,017	14,237
Accrued restructuring costs	300	749
Accrued expenses and other current liabilities	27,909	30,453
Current portion of long term debt	11,228	55,371
Total current liabilities	152,123	213,716
Long-term debt	250,890	150,000
Other liabilities	563	589
Total liabilities	403,576	364,305
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 31,682,265 and 33,693,758 shares issued and outstanding, respectively	865,103	882,720
Accumulated other comprehensive income	10,625	10,110
Accumulated deficit	(866,589)	(831,551)
Net shareholders’ equity	9,139	61,279
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$412,715	$425,584

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net sales	$77,078	$156,813	$384,343	$415,866
Cost of sales:
Cost of goods	71,282	109,608	294,895	296,135
Restructuring and impairment charges	—	1,175	—	1,901
Total cost of sales	71,282	110,783	294,895	298,036
Gross profit	5,796	46,030	89,448	117,830
Operating expenses:
Sales and marketing	7,544	7,315	24,695	25,073
Research and development	15,315	15,662	47,666	45,623
General and administrative	11,597	11,741	34,920	34,316
Restructuring and impairment charges	147	312	189	872
Total operating expenses	34,603	35,030	107,470	105,884
Operating income (loss)	(28,807)	11,000	(18,022)	11,946
Other (expense), net	(6,435)	(1,025)	(13,271)	(9,163)
Income (loss) before income taxes	(35,242)	9,975	(31,293)	2,783
Income tax provision (benefit)	(158)	2,041	3,745	5,442
Net income (loss)	$(35,084)	$7,934	$(35,038)	$(2,659)
Basic earnings (loss) per share:	$(1.09)	$0.30	$(1.05)	$(0.10)
Diluted earnings (loss) per share:	$(1.09)	$0.24	$(1.05)	$(0.10)
Shares used in the computation of earnings (loss) per share:
Basic	32,189	26,583	33,265	26,530
Diluted	32,189	34,260	33,265	26,530

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income (loss)	$(35,084)	$7,934	$(35,038)	$(2,659)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(4,581)	4,164	515	(121)
Comprehensive income (loss)	$(39,665)	$12,098	$(34,523)	$(2,780)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	October 2, 2011	October 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,038)	$(2,659)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,649	13,428
Amortization	3,582	4,171
Non-cash restructuring and impairment charges	189	2,773
Provision for sales returns and doubtful accounts	908	1,080
Provision for excess and obsolete inventories	3,533	6,829
Deferred taxes	223	—
Compensation costs related to stock-based awards	5,768	2,406
Gain on repurchase of convertible debt	874	(85)
Gain on exchange of convertible debt	—	(483)
Gain on disposal of property, plant and equipment	(342)	(6)
Changes in operating assets and liabilities:
Accounts receivable	39,653	(13,607)
Inventories	(37,825)	(1,865)
Prepaid expenses and other current assets	(10,244)	(13,803)
Accounts payable	(13,236)	11,483
Accrued expenses and other current liabilities	(5,183)	3,133
Other non-current assets	(8)	17
Other non-current liabilities	(17)	(85)
Net cash provided by (used in) operating activities	(36,514)	12,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,804)	(2,854)
Restricted cash	(1)	1,659
Proceeds from the sale of property, plant and equipment	357	266
Net cash used in investing activities	(5,448)	(929)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	100,000	—
Debt issuance costs	(3,545)	(1,263)
Retirement of long-term debt	(46,780)	(2,685)
Proceeds from stock-based compensation arrangements	1,630	810
Repurchase of common stock	(25,015)	(18)
Net cash provided by (used) in financing activities	26,290	(3,156)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(310)	964
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,982)	9,606
CASH AND CASH EQUIVALENTS, beginning of period	61,601	60,439
CASH AND CASH EQUIVALENTS, end of period	$45,619	$70,045

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$3,960	$7,481
Income taxes	$8,195	$3,325
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$1,243	$203
Exchange of 1.875% Convertible Subordinated Notes due 2024	$—	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies Inc. (the “Company” “we,” “us” or “our”) is a global supplier of end-to-end wireless solutions for wireless communications networks. The Company designs, manufactures and markets antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, remote radio head transceivers and advanced coverage solutions for use in wireless networks throughout the world.

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

Reverse Stock Split and Authorized Share Reduction

On October 27, 2011, the Company’s shareholders approved an amendment to Powerwave’s Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1-for-5 (the “Reverse Stock Split”) and (ii) to reduce the number of authorized shares of Common Stock from 250,000,000 to 100,000,000 (the “Authorized Share Reduction”).  The Reverse Stock Split and the Authorized Share Reduction were effective on October 28, 2011. Pursuant to the Reverse Stock Split, every five shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock without any change in the par value per share. This reduced the number of outstanding shares of Common Stock from approximately 158.4 million shares to approximately 31.7 million shares. The Company’s Common Shares commenced trading on a post-split basis on October 31, 2011 on the NASDAQ Global Select Market exchange under the symbol “PWAVD”.  All share data has been retroactively adjusted to give effect to the Reverse Stock Split.

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

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of sales	$192	$89	$601	$303
Sales and marketing expenses	165	34	449	121
Research and development expenses	342	134	1,191	451
General and administrative expenses	1,126	408	3,527	1,531
Decrease to operating income before income taxes	1,825	665	5,768	2,406
Income tax benefit recognized	—	—	—	—
Impact on net income (loss)	$1,825	$665	$5,768	$2,406
Impact to net income (loss) per share:
Basic	$0.06	$0.03	$0.17	$0.09
Diluted	$0.06	$0.02	$0.17	$0.09

As of October 2, 2011, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $6.0 million, net of estimated forfeitures of $0.7 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the third quarter and first nine months of fiscal year 2011 was $5.45 and $10.64, respectively, and for the third quarter and first nine months of 2010 was $5.16 per share and $3.40 per share, respectively.

The fair value of options granted under the Company’s stock incentive plans during the third quarter and first nine months of 2011 and 2010 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Weighted average risk-free interest rate	1.1%	1.2%	2.0%	2.5%
Weighted average expected life (in years)	3.6	3.4	3.6	3.4
Expected stock volatility	68%	62.0%	75%	68.0%
Dividend yield	None	None	None	None

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	October 2, 2011	January 2, 2011
Prepaid expense and other current assets	15,300	9,634
Costs and estimated earnings in excess of billings	33,428	29,602
Total prepaid expense and other current assets	$48,728	$39,236

In the first quarter of 2011, the Company adjusted its cost estimates on a coverage solutions project which reduced both costs and estimated earnings in excess of billings and gross margin by approximately $3.6 million.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Inventories

Net inventories are as follows:

	October 2, 2011	January 2, 2011
Parts and components	$26,968	$22,165
Work-in-process	3,762	5,052
Finished goods	53,754	23,200
Total inventories	$84,484	$50,417

Inventories are net of an allowance for excess and obsolete inventory of approximately $14.9 million and $21.7 million as of October 2, 2011 and January 2, 2011, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	October 2, 2011	January 2, 2011
Accrued warranty costs	$8,060	$7,029
Other accrued expenses and other current liabilities	19,849	23,424
Total accrued expenses and other current liabilities	$27,909	$30,453

Warranty

Accrued warranty costs are as follows:

	Nine Months Ended
Description	October 2, 2011	October 3, 2010
Warranty reserve beginning balance	$7,029	$7,038
Reductions for warranty costs incurred	(9,532)	(5,201)
Warranty accrual related to current period sales	10,563	5,577
Warranty reserve ending balance	$8,060	$7,414

Note 4. Financing Arrangements and Long-Term Debt

Long-term debt

	October 2, 2011	January 2, 2011
3.875% Convertible Subordinated Notes due 2027	$150,000	$150,000
1.875% Convertible Subordinated Notes due 2024	11,301	57,916
2.750% Convertible Subordinated Notes due 2041	100,890	—
Subtotal	262,191	207,916
Less unamortized discount	(73)	(2,545)
Subtotal	262,118	205,371
Less: current portion of long-term debt	(11,228)	(55,371)
Total long-term debt	$250,890	$150,000

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

On July 26, 2011, we completed the private placement of $100 million in original principal amount of 2.75% Convertible Senior Subordinated Notes due 2041 (the “2.75% Notes).  The 2.75% Notes accrue interest at an annual rate of 2.75% per annum, payable semi-annually.  They are convertible into Common Stock at an initial conversion price of approximately $15.61 per share, subject to adjustment in certain circumstances.  The 2.75% Notes accrete principal at a rate of 5.00% per year compounded semi-annually.  Accreted principal will not accrue interest, will not be eligible for conversion into Common Stock and will only be payable to holders upon reaching the mandatory repurchase date if the 2.75% Notes are not converted prior to such date.  The 2.75% Notes will mature on July 15, 2041, unless otherwise redeemed, repurchased or converted in accordance with the terms of the indenture governing the 2.75% Notes.

We may elect, in our sole discretion, to convert all or a portion of the 2.75% Notes on or prior to July 15, 2015 if the closing price of our Common Stock equals or exceeds 130% of the then applicable conversion price for at least 20 trading days within a 30 consecutive trading day period.

Holders of the 2.75% Notes may convert some or all of their notes into shares of our Common Stock at any time prior to the maturity date at an initial conversion rate of approximately 64.0615 shares of common stock per $1,000 in principal and interest of the 2.75% Notes.  Holders of the 2.75% Notes may also require that we repurchase all or a portion of their notes on July 15, 2018, July 15, 2025 and July 15, 2032 for a repurchase price equal to 100% of the accreted principal amount of the 2.75% Notes, plus accrued and unpaid interest on the outstanding original principal amount of the 2.75% Notes.

In connection with the private placement of the 2.75% Notes, we repurchased $42.6 million in aggregate principal amount of our 1.875% Convertible Subordinated Notes due 2024 (the “1.875% Notes”).  In addition, on August 8, 2011, we repurchased $4.0 million in aggregate principal amount of the 1.875% Notes outstanding.  After such repurchases, we have approximately $11.3 million in principal amount of the 1.875% Notes outstanding as of October 2, 2011.

Additionally, we utilized approximately $25 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of our Common Stock.

We account for the 1.875% Notes in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options, which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate.

The following tables provide additional information about the 1.875% Notes:

	October 2, 2011	January 2, 2011
Carrying amount of equity component	$49,703	$49,703

Principal amount of the 1.875% Notes	11,301	57,916
Unamortized discount of liability component	(73)	(2,545)
Net carrying amount of liability component	$11,228	$55,371

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Effective interest rate on liability component	7.07%	7.07%	7.07%	7.07%
Contractual interest expense recognized	$119	$318	$662	$1,165
Amortization of the discount on liability component	$372	$805	$1,807	$2,887

The unamortized discount will be recognized using the effective interest method through November 15, 2011.  As of October 2, 2011, the if-converted value of the 1.875% Notes did not exceed the principal amount.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Credit Agreement

We entered into a Credit Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) on April 3, 2009 (“the Credit Agreement”).  On January 31, 2011, we entered into Amendment Number Four to the Credit Agreement and Waiver, and Amendment Number Three to Security Agreement (collectively, the “Amendment”).  The Amendment extended the maturity date and the term of the Credit Agreement from August 15, 2011 to August 15, 2014.  The Amendment also reduced the interest rate under the Credit Agreement by reducing the Base Rate Margin by 1.50% and the LIBOR Base Rate Margin by 0.75%. The Credit Agreement carries an unused line fee of 0.5% per annum.  In connection with the Amendment, we incurred issue costs of $0.3 million.

  Pursuant to the Credit Agreement, the lenders thereunder have made available to the Company a senior secured credit facility in the form of a revolving line of credit up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing.  The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under the line of credit falls below $15.0 million.  As of October 2, 2011, we are in compliance with all financial covenants and had approximately $28.5 million of availability under the Credit Agreement, of which approximately $6.5 million was utilized for an outstanding letter of credit.

Note 5. Restructuring and Impairment Charges

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses. As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the United States, Finland and Sweden. These reductions were undertaken in response to economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company finalized this plan in the fourth quarter of 2009.

A summary of the activity affecting its accrued restructuring liability related to the 2009 Restructuring Plan for the first nine months of 2011 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 2, 2011	$596	$—	$596
Amounts accrued	309	(30)	279
Amounts paid/incurred	(613)	30	(583)
Effects of exchange rates	8	—	8
Balance at October 2, 2011	$300	—	300

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Interest income	$55	$47	$168	$137
Interest expense	(3,764)	(3,450)	(9,544)	(10,793)
Foreign currency gain (loss), net	(2,158)	1,970	(4,219)	(510)
Gain (loss) on repurchase of convertible debt	(874)	—	(874)	85
Gain on exchange of convertible debt	—	—	—	483
Other income, net	306	408	1,198	1,435
Total	$(6,435)	$(1,025)	$(13,271)	$(9,163)

Other income (expense), net, for the three and nine months ended October 2, 2011 includes a loss of $0.9 million related to the repurchase of $46.6 million in par value of the Company’s 1.875% Notes.

Other income (expense), net, for the nine months ended October 3, 2010 includes a gain of approximately $0.1 million on the repurchase of $3.0 million in par value of the Company’s 1.875% Notes and also includes a gain of approximately $0.5 million related to the exchange of approximately $60 million in par value of the Company’s 1.875% Notes for 1.875% Convertible Senior Subordinated Notes.

Note 7. Earnings (Loss) Per Share

In accordance with ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 9,359,987 and 6,702,357 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three and nine months ended October 2, 2011, respectively, as the effect would be anti-dilutive.  For the three and nine months ended October 3, 2010, potential common shares of 4,668,609 and 12,324,009, respectively, related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Basic:
Net income (loss)	$(35,084)	$7,934	$(35,038)	$(2,659)
Weighted average common shares	32,189	26,583	33,265	26,530
Basic earnings (loss) per share	$(1.09)	$0.30	$(1.05)	$(0.10)
Diluted:
Net income (loss)	$(35,084)	$7,934	$(35,038)	$(2,659)
Interest expense of convertible debt, net of tax	—	362	—	—
Net income (loss), as adjusted	$(35,084)	$8,296	$(35,038)	$(2,659)
Weighted average common shares	32,189	26,583	33,265	26,530
Potential common shares	—	7,677	—	—
Weighted average common shares, as adjusted	32,189	34,260	33,265	26,530
Diluted income (loss) per share	$(1.09)	$0.24	$(1.05)	$(0.10)

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

Note 9. Contractual Guarantees and Indemnities

During the normal course of its business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of October 2, 2011 is included below.

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

As of October 2, 2011, the liability for income taxes associated with uncertain tax positions decreased from $23.1 million at January 2, 2011 to $6.0 million.  The majority of the decrease resulted from the Company amending its originally filed tax reporting positions for fiscal years 2009 and 2010 in the amounts of $7.3 million and $8.4 million, respectively.  The net operating loss carry forward amount was reduced to reverse the uncertain tax position for fiscal year 2009.  The uncertain tax position for fiscal year 2010 was reported on the originally filed U.S. federal income tax return so there is no longer an uncertain tax position.  Accordingly, the Company reduced its deferred tax assets for which the Company has recorded a valuation allowance so there was no impact to the Company’s tax expense.  Of the Company’s remaining liability for income taxes associated with uncertain tax positions of $6.0 million, $4.0 million, if recognized, would affect tax expense and would require penalties and interest of $0.6 million, $0.6 million would result in an increase in prepaid assets, and $0.8 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

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

As a result of the ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations.  As of October 2, 2011, the Company has concluded all United States federal income tax matters for years through 2006. All other material state, local and foreign income tax matters have been concluded for years through 2005.

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the debt.  The Company’s long-term debt consists of convertible subordinated notes, which are not actively traded as an investment instrument and therefore, the quoted market prices may not reflect actual sales prices at which these notes would be traded.  The Company carries and values these instruments at their stated principal value, which represents the amount due at maturity less any unamortized discount or plus any accreted premium.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Tabular amounts in thousands, except per share data)

The estimated fair values of the Company’s financial instruments were as follows:

	October 2, 2011		January 2, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$45,619	$45,619	$61,601	$61,601
Restricted cash	931	931	930	930
Long-term debt:
3.875% Convertible Subordinated Notes due 2027	$150,000	$124,125	$150,000	$134,070
1.875% Convertible Subordinated Notes due 2024	11,228	11,329	55,371	57,626
2.750% Convertible Subordinated Notes due 2041	100,890	90,000	—	—

Note 12. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first nine months of fiscal 2011 and 2010, sales to customers that accounted for 10% or more of revenues totaled $186.5 million and $142.8 million, respectively. For the first nine months of 2011, Team Alliance, one of our North American resellers, Nokia Siemens, and Raycom, one of our European resellers, accounted for approximately 18%, 17%, and 13% of total net sales respectively, and in the first nine months of 2010, Nokia Siemens and Raycom accounted for approximately 24% and 10% of sales respectively.

As of October 2, 2011, approximately 52% of total accounts receivable related to customers that accounted for 10% or more of the Company’s total revenue during the first nine months of 2011. As of October 2, 2011, Team Alliance, Raycom, and Nokia Siemens, accounted for approximately 34%, 14%, and 4% of total accounts receivable, respectively. The inability to collect outstanding receivables from these customers or any other significant customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 13. Supplier Concentrations

Certain of the Company’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single-source suppliers as well as finished products from single-source contract manufacturers. The inability to obtain single-source components or finished products in the amounts needed on a timely basis or at commercially reasonable prices has resulted in delays in product introductions, interruption in product shipments and increases in product costs, which have had a material adverse effect on the Company’s business, financial condition and results of operations and may continue to do so until alternative sources can be developed at a reasonable cost.

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

Note 15. Subsequent Event

Sale Leaseback

On October 17, 2011, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) with AG Net Lease Acquisition Corp. (the “Purchaser”) pursuant to which the Company sold to the Purchaser all of its interest in its current corporate headquarters facility located at 1761-1801 E. St. Andrew Place, Santa Ana, California, which is comprised of a building containing approximately 367,045 square feet, the underlying land, and an adjacent vacant 2.87 acre parcel of land  (collectively, the “Real Estate”).  The aggregate consideration paid by the Purchaser to the Company pursuant to the Agreement was $49,550,000 in cash.  The transaction was completed on October 21, 2011.

In connection with the closing of the sale of the Real Estate, the Company entered into a Lease Agreement with AGNL Antenna L.P. with respect to the Real Estate (the “Lease”).  The effective date of the Lease was October 21, 2011.  The Lease is a 15-year lease and provides for two ten-year extension options.  The initial base rent under the Lease is approximately $3,964,000 per annum, payable in quarterly installments of $991,000, and it escalates 2% per year commencing on the first anniversary of the effective date of the Lease.  The Lease is a triple net lease under which the Company will pay insurance, real estate taxes, and maintenance and repair expenses.

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

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions at three major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For most of 2008, demand once again increased, however, in the fourth quarter of 2008 demand for our products was negatively impacted by the global economic recession. The recession significantly impacted demand during 2009 and our revenues fell by 36% from 2008 levels, negatively impacting our financial results. During 2008 and 2009, we initiated several cost cutting measures aimed at lowering our operating expenses. During the third quarter of 2011, we experienced a significant drop in our revenues, which fell by over 50% from the second quarter of 2011. We believe that the reduction in our revenues was due to several factors, including, amongst others, significant slowdowns in spending by network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In response to this sudden reduction in revenues, we are planning to initiate new cost reduction measures to both lower our manufacturing costs and reduce our operating expenses. We cannot predict if such future measures will be successful, and we may be required to further reduce operating expenses and manufacturing costs if there is a significant or prolonged reduction in spending by our customers.

In the past there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Economic conditions, such as the turmoil in the global equity and credit markets, the global recession, and the rise of inflationary pressures related to rising commodity prices, have also had a negative impact on capital spending by wireless network operators, and will likely have a negative impact going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and at various times, have directly reduced demand for our products and increased price competition within our industry which has in the past led to reductions in our revenues and contributed to our reported operating losses. In addition to the significant reduction in revenues during the third quarter of 2011, an example of prior reductions was during fiscal 2006 and 2007, when we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens and Nortel Networks, all of which combined to result in directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.

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

Looking back over the last seven years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, and was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadened our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008, 2009, and 2010 we completed the integration of these acquisitions, as well as focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last eight years, these acquisitions do not provide any guarantee that our revenues will increase. We currently are in the process of finalizing new restructuring activities which are aimed at further reducing our overall operating cost structure.

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

Accruals for Restructuring and Impairment Charges

In the first nine months of 2011 and 2010, we recorded restructuring and impairment charges of $0.2 million and $2.8 million, respectively. Such charges relate to our Restructuring Plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

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

In the fourth quarter of 2011, in response to the sudden reduction in revenues, we are planning to initiate a new restructuring plan to both lower our manufacturing costs and reduce our operating expenses. We are still finalizing the plans and currently cannot estimate the full range of expected charges.

New Accounting Pronouncements

For a summary of our New Accounting Pronouncements, see Note 2 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information, of this Quarterly Report on Form 10-Q.

Subsequent Event

Sale Leaseback

On October 17, 2011, the Company entered into an Agreement of Purchase and Sale (the “Agreement”) with AG Net Lease Acquisition Corp. (the “Purchaser”) pursuant to which the Company sold to the Purchaser all of its interest in its current corporate headquarters facility located at 1761-1801 E. St. Andrew Place, Santa Ana, California, which is comprised of a building containing approximately 367,045 square feet, the underlying land, and an adjacent vacant 2.87 acre parcel of land  (collectively, the “Real Estate”).  The aggregate consideration paid by the Purchaser to the Company pursuant to the Agreement was $49,550,000 in cash.  The transaction was completed on October 21, 2011.

In connection with the closing of the sale of the Real Estate, the Company entered into a Lease Agreement with AGNL Antenna L.P. with respect to the Real Estate (the “Lease”).  The effective date of the Lease was October 21, 2011.  The Lease is a 15-year lease and provides for two ten-year extension options.  The initial base rent under the Lease is approximately $3,964,000 per annum, payable in quarterly installments of $991,000, and it escalates 2% per year commencing on the first anniversary of the effective date of the Lease.  The Lease is a triple net lease under which the Company will pay insurance, real estate taxes, and maintenance and repair expenses.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the three and nine months ended October 2, 2011 and October 3, 2010:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	92.5	69.9	76.7	71.2
Restructuring and impairment charges	—	0.7	—	0.5
Total cost of sales	92.5	70.6	76.7	71.7
Gross profit	7.5	29.4	23.3	28.3
Operating expenses:
Sales and marketing	9.8	4.7	6.4	6.0
Research and development	19.9	10.0	12.5	11.0
General and administrative	15.0	7.5	9.1	8.2
Restructuring and impairment charges	0.2	0.2	—	0.2
Total operating expenses	44.9	22.4	28.0	25.4
Operating income (loss)	(37.4)	7.0	(4.7)	2.9
Other income (expense), net	(8.3)	(0.6)	(3.4)	(2.2)
Income (loss) before income taxes	(45.7)	6.4	(8.1)	0.7
Income tax provision (benefit)	(0.2)	1.3	1.0	1.3
Net income (loss)	(45.5)%	5.1%	(9.1)%	(0.6)%

Three Months ended October 2, 2011 and October 3, 2010

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	October 2, 2011		October 3, 2010
Wireless network operators and other	$52,334	68%	$107,004	68%
Original equipment manufacturers	24,744	32%	49,809	32%
Total	$77,078	100%	$156,813	100%

Sales decreased by 51% to $77.1 million for the third quarter of 2011, from $156.8 million for the third quarter of 2010. This decrease was due to several factors, including, but not limited to, a significant slowdown in spending by North American network operators coupled with further weakness in several international markets, including Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand with our original equipment manufacturing customers. In particular, we experienced a reduction in demand by Nokia Siemens Networks of over 80% when compared to the prior year period. Sales to our direct operator customers decreased by approximately 51% for the third quarter of 2011 from the third quarter of 2010. Sales to our original equipment manufacturers decreased by 50% for the third quarter of 2011 from the third quarter of 2010. We believe that, among other factors, the current negative global economic environment has caused network operators to reduce or postpone their spending plans for the near term while they evaluate the macro-economic pressures in each individual market.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	October 2, 2011		October 3, 2010
Antenna systems	$45,327	59%	$75,995	48%
Base station systems	19,142	25%	63,997	41%
Coverage systems	12,609	16%	16,821	11%
Total	$77,078	100%	$156,813	100%

 Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in antenna systems and base station systems sales during the third quarter of 2011 as compared with the third quarter of 2010 is due to the previously mentioned significant decrease in demand we experienced from our wireless network operator and original equipment manufacturer customers. The decrease in coverage systems business was due to reduced project activity during the third quarter of 2011 versus the third quarter of 2010.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	October 2, 2011		October 3, 2010
Americas	$32,525	42%	$71,484	46%
Asia Pacific	14,596	19%	33,676	21%
Europe	25,244	33%	41,845	27%
Other International	4,713	6%	9,808	6%
Total	$77,078	100%	$156,813	100%

Revenues decreased in all regions in the third quarter of 2011 as compared to the third quarter of 2010. The decrease is attributable to a significant reduction in demand from our wireless network operator customers, other direct customers and original equipment manufacturers which we believe is due to several factors, including, but not limited to, the current negative global economic environment that has caused network operators to reduce or postpone their equipment spending plans. In North America, we believe that the uncertainty arising from the government’s recent opposition to the proposed merger of AT&T and T-Mobile has led to delayed spending as these operators re-evaluate their capital spending plans. The reduction in the Other International region is largely due to reduced sales in the Middle East, which has been impacted by civil unrest in many countries. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that when comparing exchange rates in effect for the third quarter of 2010 to those in effect for the third quarter of 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the third quarter of 2011, sales to Ericsson accounted for approximately 11% and sales to Raycom, one of our European resellers, accounted for approximately 11% of our total sales.  For the third quarter of 2010, total sales to Nokia Siemens accounted for approximately 20% of sales, sales to Raycom accounted for approximately 13% of sales, and sales to Team Alliance, one of our North American resellers, accounted for 11% of our total sales. Our business remains largely dependent upon a limited number of customers within the wireless communications market and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers.

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

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead, which includes equipment depreciation, facility lease expense, transportation costs and warranty costs. Components of our fixed cost structure include test equipment depreciation, facility lease expense, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as volumes decline since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and volumes decline due to lower sales volume and higher amounts of overhead variances expensed to cost of sales. Our gross profit margins generally increase as our revenue and volumes increase due to higher sales volume and lower amounts of overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	October 2, 2011		October 3, 2010
Net sales	$77,078	100.0%	$156,813	100.0%
Cost of sales:
Cost of sales	71,282	92.5%	109,608	69.9%
Restructuring and impairment charges	—	—%	1,175	0.7%
Total cost of sales	71,282	92.5%	110,783	70.6%
Gross profit	$5,796	7.5%	$46,030	29.4%

Our actual gross profit decreased during the third quarter of fiscal 2011, compared to the third quarter of fiscal 2010, primarily as a result of our decreased revenues. The sudden significant drop in our revenues during the third quarter of 2011 caused us to be unable to absorb our overhead and manufacturing costs, which resulted in the reduction in our gross margin as a percentage of revenue. We incurred $1.2 million of restructuring charges during the third quarter of fiscal 2010 related to severance charges and facility closure charges in connection with the closure of our manufacturing operations in Estonia and none in the third quarter of 2011, which partially offset the decline in gross profit.

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

A portion of our coverage solution sales include design, customization, installation and implementation services and the supply of coverage solutions products. We recognize revenue using the percentage-of-completion method for these coverage solution projects.  Due to the nature of these types of projects, cost estimates can vary significantly, and the actual cost of such projects can fluctuate significantly during the life of a project. Such fluctuations can have a negative impact on our gross profit margins and profitability, decreasing revenues and adversely impacting our business, financial condition and results of operations, which occurred in the first quarter of 2011 when our gross profit was negatively impacted by a coverage solution project cost estimate adjustment of approximately $3.6 million.

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decisions to close or transfer our Salisbury, Maryland, Finland, Hungary, Shanghai and Wuxi, China manufacturing operations as part of our restructuring plans to reduce our manufacturing costs. With the significant reduction in revenues during the third quarter of 2011, we are currently finalizing a new restructuring plan, which we plan to begin to implement during the fourth quarter of 2011. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	October 2, 2011		October 3, 2010
Sales and marketing	$7,544	9.8%	$7,315	4.7%
Research and development	15,315	19.9%	15,662	10.0%
General and administrative	11,597	15.0%	11,741	7.5%
Restructuring and impairment charges	147	0.2%	312	0.2%
Total operating expenses	$34,603	44.9%	$35,030	22.4%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $0.2 million, or 3.1%, during the third quarter of 2011 as compared to the third quarter of 2010, primarily due to increased personnel and bad debt expense, partially offset by lower commissions.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors including new product introduction schedules, prototype developments and hiring patterns. Total research and development expenses decreased $0.3 million or 2.2% during the third quarter of 2011 as compared to the third quarter of 2010 due to lower bonus expenses, offset in part by higher personnel costs and higher non-cash equity based compensation expense.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. Total general and administrative expenses decreased $0.1 million, or 1.2% during the third quarter of 2011 as compared to the third quarter of 2010.

Restructuring charges of $0.1 million were recorded in the third quarter of fiscal 2011, primarily for adjustments to severance costs for previously terminated employees in Europe. Restructuring charges of $0.3 million were recorded in the third quarter of fiscal 2010, primarily for severance costs in the United Kingdom and United States.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	October 2, 2011		October 3, 2010
Interest income	$55	0.1%	$47	0.0%
Interest expense	(3,764)	(4.9)%	(3,450)	(2.2)%
Foreign currency gain (loss), net	(2,158)	(2.8)%	1,970	1.3%
Loss on repurchase of convertible debt	(874)	(1.1)%	—	—%
Other income, net	306	0.4%	408	0.2%
Other income (expense), net	$(6,435)	(8.3)%	$(1,025)	(0.7)%

Interest income remained consistent during the third quarter of 2011 compared to the third quarter of 2010 due to the historically low interest rates on cash balances.  Interest expense increased by $0.3 million during the third quarter of fiscal 2011 as compared to the third quarter of 2010 primarily due to non-cash charges in interest expense. Included in non-cash charges are the amortization of debt issuance costs, debt discount and bond accretion totaling $1.6 and $1.2 million for the third quarters of 2011 and 2010, respectively. Additionally, we recognized a net foreign currency translation loss of $2.2 million in the third quarter of 2011, primarily due to the fluctuations of the U.S. Dollar versus the Euro and Chinese RMB, and several other currencies, as compared to the third quarter of 2010 when we recognized a foreign currency translation gain of $2.0 million.  The net loss on repurchase of convertible debt of $0.9 during the third quarter of 2011 was related to expensing of the discount associated with the debt.

Income Tax Provision

Our effective tax rate for the third quarter of 2011 was a benefit of approximately 0.4% of our pre-tax loss of $35.2 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily China and India.  We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Income

The following table presents a reconciliation of operating income to net income:

	Three Months Ended (in thousands)
	October 2, 2011	October 3, 2010
Operating income (loss)	$(28,807)	$11,000
Other income (expense), net	(6,435)	(1,025)
Income before income taxes	(35,242)	9,975
Income tax provision (benefit)	(158)	2,041
Net income (loss)	$(35,084)	$7,934

Our net loss for the third quarter of 2011 was $35.1 million, compared to net income of $7.9 million for the third quarter of 2010. The net loss in the third quarter of 2011 was largely due to our decreased revenue during that period, which resulted in significantly lower gross profit and, consequently, resulted in an operating loss and the resulting net loss.

Nine Months ended October 2, 2011 and October 3, 2010

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Nine Months Ended (in thousands)
Customer Group	October 2, 2011		October 3, 2010
Wireless network operators and other	$254,625	66%	$237,909	57%
Original equipment manufacturers	129,718	34%	177,957	43%
Total	$384,343	100%	$415,866	100%

Sales decreased by 8% to $384.3 million for the first nine months of 2011, from $415.9 million, for the first nine months of 2010. This decrease was due to several factors, including, amongst others, a significant slowdown in several international markets, including Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from original equipment manufacturing customers.  Sales to our wireless network operator customers increased by approximately 7% for the first nine months of 2011 from the first nine months of 2010, which partially offset the decline in sales from 2010.

The following table presents a further analysis of our sales based upon our various product groups:

	Nine Months Ended (in thousands)
Wireless Communications Product Group	October 2, 2011		October 3, 2010
Antenna systems	$186,319	49%	$172,129	41%
Base station systems	155,798	40%	206,748	50%
Coverage systems	42,226	11%	36,989	9%
Total	$384,343	100%	$415,866	100%

The decrease in base station systems sales for the first nine months of 2011 compared to the first nine months of 2010 is primarily due to the previously mentioned significant reduction in demand from our original equipment manufacturing customers.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine Months Ended (in thousands)
Geographic Area	October 2, 2011		October 3, 2010
Americas	$166,993	43%	$158,102	38%
Asia Pacific	100,552	26%	127,863	31%
Europe	102,115	27%	108,833	26%
Other International	14,683	4%	21,068	5%
Total	$384,343	100%	$415,866	100%

Revenues decreased in all regions except the Americas for the first nine months of 2011, as compared to the first nine months of 2010. The decrease is attributable to a significant reduction in demand from our wireless network operator customers and other direct customers and original equipment manufacturers.  In North America for the first six months of 2011, spending by network operators was running ahead of 2010 and then significantly slowed during the third quarter. The reduction in Asia Pacific for the first nine months is largely due to the reduction in demand by our original equipment manufacturing customers who typically take a large percentage of products in the Asia Pacific region.  The reduction in the Other International region is largely due to reduced sales in the Middle East, which has been impacted by civil unrest in many countries. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. dollar.  During the last year, the value of the U.S. dollar has fluctuated significantly against most other currencies.  We have calculated that when comparing exchange rates in effect for the first nine months of 2010 to those in effect for the first nine months of 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the first nine months of 2011, total sales to Team Alliance, one of our North American resellers, accounted for approximately 18% of sales, total sales to Nokia Siemens accounted for approximately 17% of sales, and total sales to Raycom, one of our European resellers, accounted for approximately 13% of sales.  For the first nine months of 2010, total sales to Nokia Siemens and Raycom accounted for approximately 24% and 10% of sales, respectively.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Nine Months Ended (in thousands)
	October 2, 2011		October 3, 2010
Net sales	$384,343	100.0%	$415,866	100.0%
Cost of sales:
Cost of sales	294,895	76.7%	296,135	71.2%
Restructuring and impairment charges	—	—%	1,901	0.5%
Total cost of sales	294,895	76.7%	298,036	71.7%
Gross profit	$89,448	23.3%	$117,830	28.3%

Our actual total gross profit and gross profit margin both decreased during the first nine months of fiscal 2011 compared with the first nine months of fiscal 2010, primarily as a result of our decreased revenue. We incurred approximately $1.9 million of restructuring and impairment charges during the first nine months of fiscal 2010 related to severance and facility closure charges, primarily attributable to the closure of our manufacturing operations in Estonia and none in 2011, which partially offset the decline in gross profit. In addition, the first nine months of 2011 was negatively impacted by a coverage solution project cost estimate adjustment of approximately $3.6 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine Months Ended (in thousands)
Operating Expenses	October 2, 2011		October 3, 2010
Sales and marketing	$24,695	6.4%	$25,073	6.0%
Research and development	47,666	12.5%	45,623	11.0%
General and administrative	34,920	9.1%	34,316	8.2%
Restructuring and impairment charges	189	0.0%	872	0.2%
Total operating expenses	$107,470	28.0%	$105,884	25.4%

Sales and marketing expenses decreased by $0.4 million, or 1.5%, during the first nine months of 2011 as compared with the first nine months of 2010. The decrease resulted primarily from lower commissions, offset in part by increased personnel costs.

Research and development expenses increased by $2.0 million, or 4.5%, during the first nine months of 2011 as compared with the first nine months of 2010, primarily due to higher personnel costs, offset in part by lower professional fees and lower material costs. In addition, non-cash equity based compensation expense pursuant to ASC Topic 718 increased by $0.7 million in the first nine months of 2011 compared to the first nine months of 2010.

General and administrative expenses increased by $0.6 million, or 1.8%, during the first nine months of 2011 as compared with the first nine months of 2010. This increase was due to the increase of $2.0 million of non-cash equity based compensation expense offset in part by lower personnel related costs compared with first nine months of 2010.

The increase in equity based compensation expense is due primarily to options granted near the end of 2010 that began to be expensed in the fourth quarter of 2010, but which were expensed for all of 2011 that were issued with a weighted average fair value that was higher than those issued in 2009 and prior.

Restructuring charges of $0.2 million were recorded in the first nine months of 2011, primarily for severance costs compared with charges of $0.9 million for the first nine months of 2010, also primarily for severance costs.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Nine Months Ended (in thousands)
	October 2, 2011		October 3, 2010
Interest income	$168	0.0%	$137	0.0%
Interest expense	(9,544)	(2.5)%	(10,793)	(2.6)%
Foreign currency gain (loss), net	(4,219)	(1.0)%	(510)	(0.1)%
Gain (loss) on repurchase of convertible debt	(874)	(0.2)%	85	0.0%
Gain on exchange of convertible debt	—	—%	483	0.1%
Other income, net	1,198	0.3%	1,435	0.4%
Other income (expense), net	$(13,271)	(3.4)%	$(9,163)	(2.2)%

Interest income remained consistent during the first nine months of 2011 compared to the first nine months of 2010, due largely to interest rates remaining historically low.  Interest expense decreased by $1.2 million during the first nine months of fiscal 2011 as compared to the first nine months of 2010, primarily due to the reduction of approximately $67 million of our outstanding 1.875% Notes from the first nine months of 2010 to the first nine months of 2011. Included in interest expense are non-cash charges related to the amortization of debt issuance costs, debt discount and bond accretion totaling $3.6 and $2.9 million for the first nine months of 2011 and 2010, respectively. Additionally, we recognized a net foreign currency loss of $4.2 million in the first nine months of 2011, primarily due to the fluctuations of the U.S. Dollar versus several other currencies (primarily the Chinese RMB) as compared to the first nine months of 2010, when we recognized a foreign currency loss of $0.5 million. The net loss on our repurchase of convertible debt of $0.9 during the first nine months of 2011 was related to expensing of the discount associated with the debt.  The net gain on repurchase of convertible debt of $0.1 million was realized on the repurchase of $3.0 million aggregate par value long term convertible debt during the second quarter of 2010. The gain on exchange of convertible debt of $0.5 million was realized in the exchange of $60.0 million aggregate par value of long term convertible debt during the first quarter of 2010.

Income Tax Provision

Our effective tax rate for the first nine months of 2011 was an expense of approximately 12.0% of our pre-tax loss of $31.3 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. For the first nine months of 2010, we recorded an income tax expense from operations in certain foreign jurisdictions, primarily China, and tax expense associated with uncertain tax positions.  We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.  In addition, our income tax expense was reduced by $1.5 million related to an adjustment to a liability for uncertain tax positions as well as expiration of the statutory audit period.  This expense reduction was partially offset by a $1.0 million withholding tax on a dividend from a foreign subsidiary.

Net income (loss)

The following table presents a reconciliation of operating (loss) to net loss:

	Nine Months Ended (in thousands)
	October 2, 2011	October 3, 2010
Operating income (loss)	$(18,022)	$11,946
Other income (expense), net	(13,271)	(9,163)
Income (loss) before income taxes	(31,293)	2,783
Income tax provision	3,745	5,442
Net loss	$(35,038)	$(2,659)

Our net loss for the first nine months of 2011 was $35.0 million compared with a loss of $2.7 million for the first nine months of 2010.  Our net loss during the first nine months of 2011 as compared with our net loss for the first nine months of 2010 is largely the result of the decrease in revenue during the first nine months of 2011.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, equipment lease financing, available borrowings under our bank line of credit, private debt placements and both private and public equity offerings. Our principal sources of liquidity consist of existing cash balance funds expected to be generated from future operations and borrowings under our receivables credit facility (“Credit Agreement”) with Wells Fargo Capital Finance LLC (“Wells Fargo”).

In addition, we generated $49.1 million (net of transaction costs) in cash in October 2011 from the sale of the Real Estate described in Note 15 of the Notes to Consolidated Financial Statements. As of October 2, 2011, we had working capital of $181.7 million, including $45.6 million in unrestricted cash and cash equivalents as compared to working capital of $131.8 million at January 2, 2011, which included $61.6 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the nine months ended October 2, 2011 and October 3, 2010:

	Nine Months Ended (in thousands)
	October 2, 2011	October 3, 2010
Net cash provided by (used in):
Operating activities	$(36,514)	$12,727
Investing activities	(5,448)	(929)
Financing activities	26,290	(3,156)
Effect of foreign currency translation on cash and cash equivalents	(310)	964
Net increase (decrease) in cash and cash equivalents	$(15,982)	$9,606

Operating Activities

Net cash used in operations in the first nine months of 2011 was $36.5, million as compared to $12.7 million provided by operations in the first nine months of 2010. The $49.2 million reduction in cash flow from operations from the prior year period is due to the reduction in revenue and related increase in our net loss and an increase in working capital, primarily a decrease in accounts payable and an increase in inventory, partially offset by a decrease in accounts receivable.

Investing Activities

Net cash used in investing in the first nine months of 2011 was $5.4 million as compared to $0.9 million used by investing in the first nine months of 2010. The $5.4 million in net cash used in investing activities during the first nine months of 2011 reflects capital expenditures of $5.8 million partially offset by proceeds from the sale of property, plant and equipment of $0.4 million. Total capital expenditures during the first nine months of 2011 and 2010 were approximately $5.8 million and $2.9 million, respectively. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $2 million and $3 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash provided by financing activities during the first nine months of 2011 was $26.3 million.

On July 26, 2011 we completed the private placement of $100 million in original principal amount of 2.75% Convertible Senior Subordinated Notes due 2041 (see further discussion in Note 4 of the Notes to Consolidated Financial Statements). In conjunction with the private placement, we repurchased $42.6 million in aggregate principal amount of our 1.875% Convertible Subordinated Notes due 2024 (“the 1.875% Notes”).  In addition, on August 8, 2011, we repurchased $4.0 million in aggregate principal amount of the 1.875% Notes outstanding.  We also utilized approximately $25 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of our common stock, and incurred debt issuance costs of $3.5 million during the first nine months of 2011.

We had a total of $261.3 million of convertible subordinated notes outstanding at October 2, 2011, consisting of $11.3 million in principal of 1.875% Notes, $150.0 million of 3.875% Convertible Subordinated Notes due 2027 (“3.875% Notes”) and $100.0 million of 2.75% Notes. Holders of the 1.875% Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2011, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest. We have sufficient funds set aside to repurchase the outstanding 1.875% Notes on November 15, 2011. Holders of the 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2.75% Notes may require us to repurchase all or a portion of their notes for cash on July 15, 2018, 2025 and 2032 at 100% of the principal amount of the notes, plus accrued and unpaid interest.

Net cash used in financing activities of $3.2 million during the first nine months of 2010 relates primarily to the $1.3 million debt issuance costs related to the issuance of our 1.875% Convertible Senior Subordinated Notes and the repurchase of $3.0 million in aggregate principal amount of our outstanding 1.875% Notes, partially offset by $0.8 million in proceeds related primarily to our employee stock purchase plan.

Future Cash Requirements

We currently believe that our existing cash balances and funds expected to be generated from operations and borrowings under our Credit Agreement will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances (including funds generated from the sale of the Real Estate in October 2011), funds expected to be generated from operations and our Credit Agreement, described below. In the third quarter we used $36.5 million of cash to fund operations.  We are presently planning to initiate new cost reduction measures to both lower our manufacturing costs and reduce our operating expenses.  We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to increase revenues and generate profits is subject to numerous risks and uncertainties, and our inability to reduce manufacturing costs and operating expenses or any further significant decrease in our revenues or profitability would reduce our operating cash flows and erode our existing cash balances. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we experience a prolonged period of reduced customer demand and are/or are unable to reduce our manufacturing costs and operating expenses, our ability to maintain operations may be impacted.

No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, timely reduce our manufacturing costs and operating expenses or improve our ability to generate cash, we may not have sufficient funds available to pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Credit Agreement

We entered into the Credit Agreement on April 3, 2009.   On January 31, 2011 we entered into the Amendment to, among other things, extend the maturity of the facility to August 2014 from August 2011 and reduce the interest rates payable under the Credit Agreement at all borrowing levels.  See Note 4 of the Notes to Consolidated Financial Statements under Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q.  Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $50.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under our line of credit falls below $15.0 million.  As of October 2, 2011, we are in compliance with all covenants.  As of October 2, 2011, we had approximately $28.5 million of availability under the Credit Agreement, of which approximately $6.5 million was utilized by outstanding letters of credit.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. In addition we entered into a sale leaseback of our corporate headquarters facility on October 17, 2011 as described in Note 15 of the Notes to Consolidated Financial Statements. As of October 2, 2011, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of October 2, 2011, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price for the debt.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 60% of our net sales during the first nine months of 2011, 63% of our net sales during fiscal 2010 and 73% of our net sales during fiscal 2009. International sources include Europe, Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the Dollar falls, we may suffer a loss due to the lower value of the Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For the first nine months of 2011, we recorded a foreign exchange translation loss of $4.2 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the Dollar fluctuates.

Interest Rate Risk

As of October 2, 2011, we had cash equivalents of approximately $46.6 million in both interest and non-interest bearing accounts, including restricted cash. We also had a total of $11.3 million of the 1.875% Notes, $150.0 million of the 3.875% Notes, $100.0 million of the 2.75% Notes and our Credit Agreement. We have exposure to interest rate risk primarily through our Credit Agreement, which as of October 2, 2011, we had not drawn against, and our cash investment portfolio. Short-term investment rates decreased during 2010 and have remained low in 2011 as the U.S. Federal Reserve has attempted to mitigate the impact of the recession. Despite this exposure, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure at October 2, 2011, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

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

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2011.  We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on the evaluation of our disclosure controls and procedures as of October 2, 2011, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We sell most of our products to a small number of customers, and while we are continually seeking to expand our customer base, we expect this will continue.  For the first nine months of 2011, sales to Team Alliance, one of our North American resellers, accounted for approximately 18% of revenues, sales to Nokia Siemens accounted for approximately 17% of revenues, and sales to Raycom, one of our European resellers, accounted for approximately 13% of revenues.  For the third quarter of 2011, our revenues declined by 55 percent from the second quarter of 2011 due to significant slowdowns of demand in several of our markets, including North America, Western and Eastern Europe and the Middle East, as well as a significant reduction of demand from our original equipment manufacturing customers.  Any continued decline in business with our original equipment manufacturer customers, including Nokia Siemens and Samsung, and our direct wireless network operator customers, will have an adverse impact on our business, financial condition and results of operations.  Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens, Samsung, other original equipment manufacturers, wireless network operator customers and our resellers such as Team Alliance and Raycom.  Any fluctuation in demand from such customers or other customers has and will negatively impact our business, financial condition and results of operations.  If we are unable to broaden our customer base and expand relationships with major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers.  Unanticipated demand fluctuations do have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations.  In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

Over the last two years, a period in which we have experienced a broad decline in the weighted sales price of our products, we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business.  This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens.  Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other wireless network operator customers, will have an adverse effect on our business, financial condition and results of operations.

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

The recent recession, concerns about a double dip recession and constrained credit markets have had, and we anticipate they will continue to have, an impact on our liquidity.  These impacts include some of our customers facing liquidity shortages which affect their payments to us, and the general tightness in the financial credit markets which limits credit available to us as well as some of our customers.  Given our current operating cash flow, financial assets, access to the capital markets and available lines of credit, we continue to believe that we will be able to meet our financing needs for the foreseeable future.  However, there can be no assurance that global economic conditions will not worsen, which could have a corresponding negative effect on our liquidity.  In addition, while we believe that we have invested our financial assets in sound financial institutions, should these institutions limit access to our assets, breach their agreements with us or fail, we may be adversely affected.  Furthermore, volatile financial and credit markets may reduce our ability to raise capital or refinance our debt on favorable terms, if at all, which could materially impact our ability to meet our obligations.  As market conditions change, we will continue to monitor our liquidity position.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels.  While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions.  During fiscal years 2009, 2010 and 2011, the global economic crisis and related recession are among several factors which continued to have an impact on our customers and their demand for our products.  During the third quarter of 2011, we experienced a significant drop in our revenues, which fell by over 50% from the second quarter of 2011. We believe that the reduction in our revenues was due to several factors, including significant slowdowns in spending by network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction of demand from our original equipment manufacturing customers.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products due to the high projected capital cost of building such networks, network operators deciding to slowdown or delay network deployments and market concerns regarding the interoperability of such network protocols.  In addition, certain network operators may decide to consolidate all purchases of products for their network into a small group of companies in order to gain further perceived cost savings.  If we are not one of these selected companies, or are required to sell our products through such consolidators, our revenues and profits may be reduced which would have an adverse effect on our business, financial condition and results of operations.  In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow.  There is a substantial likelihood that the global economic recession will have continuing effects throughout 2011 and beyond, thereby having a negative impact on network operator deployment spending plans.  The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in the deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We depend on single sources or limited sources for key components and products, which exposes us to risks related to product shortages or delays, as well as potential product quality issues, all of which could increase the cost of our products thereby reducing our operating profits.

During fiscal 2010, we experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components due to delays from increased worldwide demand for electronic components following improved global economic conditions as part of the recovery following the 2008 global recession.  This combined supply shortage and increase in material order lead times impacted our ability to timely produce products, which negatively impacted our revenues during fiscal 2010.  We currently expect some level of supply shortages and increased lead times to continue during 2011 and beyond.  If these shortages and extended lead times continue, our future revenues may be negatively impacted and our manufacturing costs may significantly increase.  In addition, a number of our products, and certain parts used in our products, are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements, which in turn may be dependent upon a limited number of suppliers themselves.  Any disruption in this supply chain can negatively affect the timely availability of key components and parts necessary for the production of our products.

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

As of October 2, 2011, we had approximately $46.6 million in cash, including $0.9 million in restricted cash.  Following the end of the quarter we raised an additional $49.1 million (net of transaction costs) through a sale leaseback transaction of our corporate headquarters facility. See Note 15 of the Notes to Consolidated Financial Statements.  In the third quarter, we used $36.5 million of cash to fund operations. We are presently planning to initiate new cost reduction measures to both lower our manufacturing costs and reduce our operating expenses. We cannot predict if such cost reducing measures will be successful in reducing our cash used in operations. In addition, we cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term.  We rely upon our ability to generate positive cash flow from operations to fund our business.  If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our Credit Agreement or other sources of cash.  On October 21, 2011, we completed a sale and leaseback transaction of our corporate headquarters facility in Santa Ana, California, which generated net proceeds to us of $49.1 million.  While this transaction and our Credit Agreement provides us with additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies.  In addition, if our business deteriorates further, we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement or an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us.  If we are not successful in growing our businesses, reducing our manufacturing costs and operating expenses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate.  These circumstances together with our third quarter financial performance will make it difficult to obtain new sources of financing.  Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which became highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession.  If we are unable to reduce our manufacturing costs and operating expenses, generate positive cash flow from our operations or secure additional financing or if such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

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

We have previously encountered difficulties and delays in integrating and consolidating operations which have had a negative impact on our business, financial condition and results of operations.  We announced on November 1, 2011, that we intend to undertake additional restructuring activities to further reduce our cost structure and operating costs.  We have not yet finalized our restructuring plans.  The failure to successfully consolidate these operations as well as obtain operating expense reductions could undermine the anticipated benefits and synergies of the restructuring, which could adversely affect our business, financial condition and results of operations.  The anticipated future benefits and synergies of our restructurings relate to cost savings associated with operational efficiencies and reduced operating expenses.  However, these anticipated benefits and synergies are based on projections and assumptions, not actual experience, and assume a smooth and successful integration of our business.

We may need to undertake restructuring actions in the future.

During the third quarter of 2011, we experienced a significant drop in our revenues, which fell by over 50% from the second quarter of 2011. We believe that the reduction in our revenues was due to several factors, including significant slowdowns in spending by network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction of demand from our original equipment manufacturing customers. In response to this sudden reduction in revenues, we are planning to initiate new cost reduction measures to both lower our manufacturing costs and reduce our operating expenses which will result in restructuring charges in the fourth quarter of 2011 and possibly in future periods.  As a result of economic conditions, we may need to initiate additional restructuring actions that could result in restructuring charges that could have a material impact on our business, financial condition and results of operations.  Such potential restructuring actions could include cash expenditures that would reduce our available cash balances, which would have a negative impact on our business and our ability to repay our outstanding convertible subordinated debt.

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

Our revenues come from the sale of wireless communications network products and coverage solutions.  Our future success depends upon the growth and increased availability of wireless communications services.  Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past seven years.  Some of our network operator customers rely on credit to finance the build-out or expansion of their wireless networks.  The recent constrained credit environment and the worldwide economic recession resulted in lower revenues in fiscal 2009, 2010 and 2011 and will likely result in a reduction of demand from some of our customers in the near term.  Another example of unanticipated reductions was during fiscal 2006 and into fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products.  In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products.  This reduced spending on wireless networks had a negative impact on our operating results.  If wireless network operators delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

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

For the first nine months of 2011 and for fiscal years 2010, 2009 and 2008, international revenues (excluding North American sales) accounted for approximately 60%, 63%, 73% and 70% of our net sales, respectively.  There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

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

Our corporate headquarters and a large portion of our U.S.-based research and development operations are located in the State of California in regions known for seismic activity.  In addition, we have production facilities and have outsourced some of our production to contract manufacturers in Asia, another region known for seismic activity.  A significant natural disaster, such as an earthquake or flooding, in either of these regions could have a material adverse effect on our business, financial condition and results of operations.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems.  Any such event could have a material adverse effect on our business, financial condition and results of operations.

Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if we are delisted from the NASDAQ Global Select Market or if we are unable to transfer our listing to another stock market.

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time during fiscal 2009.  During October 2011 the bid price of our Common Stock was below $1.00.   Effective October 28, 2011, we completed a one-for-five Reverse Stock Split that raised our price per share above $1.00. The NASDAQ Marketplace Rules require the Company to maintain a minimum bid price of $1.00 per share.  Accordingly, if the bid price of our Common Stock does not stay above $1.00 per share, we risk being delisted from the NASDAQ Global Select Market.  If our Common Stock is delisted by NASDAQ, our Common Stock may be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, another over-the-counter quotation system or in the pink sheets.  Each of these alternatives will likely result in it being more difficult for investors to dispose of, or obtain accurate quotations as to the market value of our Common Stock.  In addition, there can be no assurance that our Common Stock will be eligible for trading on any such alternative exchange or markets.

In addition, delisting from NASDAQ could adversely affect our ability to raise additional capital through the public or private sale of equity securities.  Delisting from NASDAQ would also make trading our Common Stock more difficult for investors, potentially leading to further declines in our share price and inhibiting a stockholder’s ability to liquidate all or part of their investment in the Company.

The price of our Common Stock has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our Common Stock at or above the price paid for such shares.

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors.  For example, for the three years ended October 2, 2011, the closing price of our Common Stock ranged from a high of $25.25 to a low of $1.15 per share (as adjusted for the one-for-five share Reverse Stock Split effective October 28, 2011).  At times, the fluctuations in the price of our Common Stock may have been unrelated to our financial condition and operating performance.  These broad fluctuations may negatively impact the market price of shares of our Common Stock.

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

As of November 1, 2011, an aggregate of 3,239,664 shares of our Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 3,150,230 shares of our Common Stock were reserved for the issuance of additional options and shares under these plans.  Furthermore, an aggregate of 417,350 shares of our Common Stock were issuable upon conversion of our 1.875% Notes, and an aggregate of 3,445,315 shares of our Common Stock were issuable upon conversion of our 3.875% Notes, and an aggregate of 4,857,410 shares of our Common Stock were issuable upon conversion of our 2.75% Notes.

Future sales of our Common Stock and instruments convertible or exchangeable into our Common Stock, or the perception that such sales or transactions could occur, could adversely affect the market price of our Common Stock.  In addition, this may also make it more difficult for us to sell equity securities in the future at an appropriate time and price.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table details the repurchases that were made during the third quarter of 2011:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
July 4 – August 7	2,240,000	(1)	$11.15	—	—
August 8 – September 4	343	(2)	$8.65	—	—
September 5 – October 2	—		—	—	—

(1)
During July 2011, 2,240,000 shares of Common Stock were repurchased with proceeds from the issuance of the 2.75% Notes.  (Note – adjusted for one-for-five Reverse Stock Split effective October 28, 2011)

(2)	During August 2011, 343 shares of Common Stock were surrendered to us to cover tax withholding obligations with respect to the vesting of 938 shares under restricted stock grants.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
4.1
Indenture, dated as of July 26, 2011, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011).

4.2
Form of Global 2.75% Convertible Senior Subordinated Notes due 2041 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011).

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

POWERWAVE TECHNOLOGIES, INC.

Date:	November 8, 2011	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer