Form 10-K
period 2012-01-01
POWERWAVE TECHNOLOGIES INC
filed 2012-02-28
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 3, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant was approximately $513,913,200, which was computed based on the number of shares held by non-affiliates of the registrant as of that date and the closing price of the registrant’s Common Stock, par value $0.0001 per share, on the NASDAQ Global Select Market as of that date, which was $15.25 (adjusted to reflect the 1-for-5 reverse stock split of the registrant’s outstanding Common Stock, which was made effective on October 28, 2011). For purposes of this calculation, the registrant has assumed that all directors, officers and greater than 10% stockholders of the registrant are affiliates. This assumption shall not be deemed to reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of February 22, 2012 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the registrant was 31,742,931.

Documents Incorporated by Reference

In accordance with Instruction G(3) to Form 10-K, certain information required by Part III of Form 10-K is incorporated by reference into this Annual Report on Form 10-K by reference to an amendment to this Annual Report on Form 10-K, which will be filed within 120 days after the end of the registrant’s fiscal year, which ended on January 1, 2012.

POWERWAVE TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2012

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or the annual report, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including, without limitation, statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by using terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	our reliance upon a few customers to generate the majority of our revenues;

•	a reduction in our sales due to our strategic focus on growing sales of higher margin products;

•	significant fluctuations in sales and operating results from quarter to quarter;

•

continued or increased economic weakness and uncertainty resulting from continuing high unemployment rates, low consumer confidence, tight credit markets, the sovereign debt crisis affecting certain countries in the European Union, and concerns about the level of sovereign debt within the United States;

•	reductions in demand for our products by certain customers;

•	our dependence upon single sources or limited sources for key components and products;

•	our potential need for additional capital in the future and the possibility that additional financing may not be available on favorable terms or at all;

•	our potential failure to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products and could expose us to significant liabilities;

•	potential unexpected cost increases in coverage systems projects;

•	financial difficulties of our key customers or suppliers;

•	unanticipated restructuring costs and the need to undertake restructuring actions;

•	increases in commodity and energy costs;

•	continuing declines in the sales prices of our products;

•	potential direct competition from our suppliers, contract manufacturers and customers;

•	the future growth, or lack of growth, in the wireless communications industry;

•	inventory fluctuations due to our reliance on contract manufacturers, components and supply chains with long lead times;

•	future additions to, or consolidations of manufacturing operations, which may present economic risks;

•	risks related to future acquisitions or strategic alliances;

•	our ability to enhance our existing products or develop new products that are sufficiently manufacturable and meet our customers’ needs and requirements;

•	our ability to hire and retain highly-qualified technical and managerial personnel;

•	risks related to our international operations, particularly with respect to operations in Asia and Europe;

•	delays in forecasted sales as a result of our lengthy initial sales cycle;

•	our ability to protect our intellectual property and third party claims of intellectual property infringement;

•	the nature and complexity of regulatory requirements that apply to us, and our ability to obtain or maintain any required regulatory approvals;

•	the competitiveness of our industry, which is characterized by rapid technological change;

•	variability in our quarterly and annual effective tax rate;

•	potential delisting from the NASDAQ Global Select Market;

•	volatility with respect to the price of our Common Stock as a result of our recent financial performance, expectations regarding our future financial performance, or other factors;

•	potential decreases in the price of our Common Stock due to the issuance of Common Stock upon conversion of our outstanding convertible instruments;

•	defensive provisions contained in our charter and bylaws; and

•	other risks set forth in Item 1A of Part I of this annual report under the heading “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report and in the consolidated financial statements and notes thereto included elsewhere in this annual report. Because the risks and uncertainties discussed in this annual report and other important unanticipated factors may affect the Company’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods. Furthermore, such forward-looking statements speak only as of the date of this annual report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market.

HOW TO OBTAIN POWERWAVE SEC FILINGS

All reports filed by the Company with the Securities and Exchange Commission, or the SEC, are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. The Company also provides copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and any amendments to each of the foregoing, at no charge to investors upon request and makes electronic copies of its most recently filed reports available through its website at www.powerwave.com as soon as reasonably practicable after filing such material with the SEC.

PART I

ITEM 1.	BUSINESS

General

Powerwave Technologies, Inc. (“Powerwave,” the “Company,” “we,” “us” or “our”) was incorporated in Delaware in January 1985, under the name Milcom International, Inc., and changed its name to Powerwave Technologies, Inc. in June 1996. We are a global supplier of end-to-end wireless solutions for wireless communications networks. We have historically sold the majority of our product solutions to the commercial wireless infrastructure industry. Part of our current strategy is to broaden our end markets to include new areas such as government, public safety, military and homeland security in addition to the commercial wireless infrastructure market. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice, video and data communications by use of wireless phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks.

We believe that our future success depends upon continued growth in demand for wireless services as well as our ability to broaden our customer base and the markets in which we compete. For the fiscal year ended January 1, 2012 (“fiscal 2011”), our largest customers included an original equipment manufacturer Nokia Siemens Networks, which accounted for approximately 16% of our sales, and two of our regional resellers, Team Alliance and Raycom which represented 16% and 11% of sales for the year respectively. As a result of the significant amount of business that we conduct with these customers, they have the ability to significantly impact our financial results in several ways, including without limitation, demanding price reductions and reducing or threatening to reduce their business with us, transferring their business to other companies, slowing or reducing their purchases due to market conditions, or internalizing their operations. An example of an original equipment manufacturer customer who has significantly reduced its business with us is Nokia Siemens Networks, which reduced its business with us by 50% as compared to the prior fiscal year. The loss of any of these customers, or a significant loss, reduction or rescheduling of orders from these customers or any other major customer would have a material adverse effect on our business, financial condition and results of operations.

A limited number of large original equipment manufacturers and large global wireless network operators account for the majority of wireless infrastructure equipment purchases in the wireless equipment market, and our future success is dependent upon our ability to establish and maintain relationships with these types of customers. While we regularly attempt to expand and diversify our customer base, we cannot give any assurance that a major customer will not reduce, delay or eliminate its purchases from us. During fiscal 2011, we experienced significant reductions in demand from both our original equipment manufacturer customers such as Nokia Siemens Networks, Alcatel-Lucent and Samsung, as well as from our operator customers in North America and Europe, which had a significant adverse effect on our business and results of operations. Any future reductions in demand by any of our major customers would have a material adverse effect on our business, financial condition and results of operations

We have experienced, and expect to continue to experience, declining average sales prices for our products. Consolidation among both original equipment manufacturers and wireless service providers has enabled such companies to place continual pricing pressure on wireless infrastructure manufacturers, which has resulted in downward pricing pressure on our products. In addition, ongoing competitive pressures and consolidation within the wireless infrastructure equipment market have put pressure on us to continually reduce the sales price of our products. Consequently, we believe that our gross margins may decline over time and that in order to maintain or improve our gross margins, we must reduce manufacturing costs, redesign our products to reduce their cost, reduce our overhead costs as well as our operating expenses, and develop new products that incorporate advanced features that may generate higher gross margins. We may not be able to achieve the necessary cost and expense reductions or develop such products

Significant Business Developments in Fiscal 2011

2.75% Convertible Senior Subordinated Notes

On July 26, 2011, we completed the private placement of $100 million in original principal amount of 2.75% Convertible Senior Subordinated Notes due 2041 (the “2.75% Notes”). See Note 4 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

We utilized approximately $25 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of our Common Stock. Also in connection with the private placement, we repurchased $42.6 million in aggregate principal amount of our 1.875% Convertible Subordinated Notes due 2024 (the “1.875% Notes”). We separately repurchased an additional $15.3 million in aggregate principal amount of our 1.875% Notes in 2011.

Reverse Stock Split

Effective October 28, 2011, we amended our Amended and Restated Certificate of Incorporation to (i) effect a reverse stock split of the Company’s issued and outstanding shares of Common Stock at a ratio of 1-for-5 (the “Reverse Stock Split”) and (ii) to reduce the number of authorized shares of Common Stock from 250,000,000 to 100,000,000 (the “Authorized Share Reduction”). The Reverse Stock Split had the effect of reducing the number of outstanding shares of our Common Stock from approximately 158.4 million shares to approximately 31.7 million shares. All share data in this annual report has been retroactively adjusted to give effect to the Reverse Stock Split.

Sale and Leaseback Transaction

On October 17, 2011, we entered into an Agreement of Purchase and Sale pursuant to which we sold all of our interest in our current corporate headquarters facility, including the building and land. The transaction was completed on October 21, 2011 and we received approximately $49.1 million in net proceeds. In connection with the closing of the sale, we entered into a 15-year lease agreement of the corporate headquarters facility with an effective date of October 21, 2011. See Note 3 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

Restructuring Plan

During the second half of 2011, we experienced a significant drop in our revenues, which fell by over 55% from the first half of 2011. In November 2011, we formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (the “2011 Restructuring Plan”). As part of this plan, we initiated personnel reductions of approximately 110 employees in both our domestic and foreign locations, with primary reductions in the United States, Sweden, Finland, France, China and Canada. These reductions were undertaken in response to continued economic uncertainty and a significant decline in revenues in the third quarter of 2011. We finalized the 2011 Restructuring Plan in the fourth quarter of fiscal 2011; however, additional amounts may be accrued in 2012 related to actions associated with such plan.

In February 2012, in response to the further decline in revenue in the fourth quarter of 2011, we announced that we were developing a new restructuring plan targeted at lowering our breakeven targets, conserving our use of cash and reducing our operating and manufacturing cost structure.

Third and Fourth Quarter Results

During the second half of 2011, we experienced a significant drop in our revenues, which fell by over 55% from the first half of 2011. We believe that the reduction in our revenues was due to several factors, including, amongst others, significant slowdowns in spending by network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In response to this sudden reduction in revenues, we initiated cost reduction measures to both lower our manufacturing costs and reduce our operating expenses.

Industry Segments and Geographic Information

We operate in one reportable business segment: “Wireless Communications.” All of our revenues are derived from the sale of wireless communications products and coverage solutions, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions for use in all major frequency bands including cellular, PCS, 3G and 4G wireless communications networks throughout the world. Our products are sold globally and produced in multiple locations. See Note 17 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

Business Strategy

Our strategy is to become the leading supplier of advanced solutions to the providers and users of wireless communications and includes the following key elements:

•

provide leading technology to the wireless communications infrastructure equipment industry through research and development that continues to improve our products’ technical performance while reducing our costs and establishing new levels of technical performance for the industry;

•	utilize our research and development efforts, along with our internal and external manufacturing and supply chain capabilities, to increase our productivity and lower our product costs;

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

Our focus on radio frequency technology and the experience we have gained through the implementation of our products in both analog and digital wireless networks throughout the world has enabled us to develop substantial expertise in wireless infrastructure equipment technology. We intend to continue to research and develop new methods to improve our product performance, including efforts to support future generation transmission standards. We believe that both our existing products and new products under development will enable us to continue to expand our customer base by offering a broad range of products at attractive price points to meet the diverse requirements of wireless original equipment manufacturers and network operators. We also intend to leverage our product lines to expand our relationships with our existing customers and to add new customers and expand the markets in which we compete. We believe that we are able to respond quickly and cost-effectively to new transmission protocols and design specifications by obtaining components from numerous leading technology companies and utilizing various contract manufacturers. We also believe that our focus on the manufacturability of our product designs helps us to increase our productivity while reducing our product costs. We believe that this ability to offer a broad range of products represents a competitive advantage over other third-party manufacturers of wireless infrastructure equipment.

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

Markets

As a global supplier of end-to-end wireless solutions for wireless communication networks, our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communication networks, including antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world that support voice and data communications by use of cell phones and other wireless communication devices. We sell such products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks. We have also started to market our products in new market segments such as government, public safety, military and homeland security.

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

Recently, the new generations of wireless voice and data transmission protocols commonly referred to as 4G have become widely-publicized and are beginning to be deployed in certain operator networks. These new protocols have not been fully deployed and in some cases the full specifications have yet to be fully agreed upon by the various standard-setting bodies that establish and formalize such protocols. Examples of these types of 4G protocols are LTE, or Long Term Evolution and WiMAX, or Worldwide Interoperability for Microwave Access.

See Note 17 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data for detail of sales by geographic location.

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

We offer both single and multi-carrier radio frequency power amplifiers for use in all major global frequency bands including cellular, PCS, 3G and 4G bands, supporting all major transmission protocols. Typical system applications include CDMA, CDMA 2000, WCDMA, GSM, EDGE, UMTS and LTE protocols with output power ranging from 10 to 180 Watts.

In addition, we produce filters which can improve the signal transmission for both up and down link as well as help to reduce out-of-band performance. Our filters cover all major global frequency bands. Along with filters, we provide radio frequency power combiners which allow for the connecting of multiple radio frequency power signals.

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

Our advanced coverage solutions provide an integrated team of radio frequency and system engineers to design and implement wireless coverage applications utilizing our coverage solutions products. We provide advanced coverage engineers to design the right solution for any type of wireless coverage issue. Based upon our design, we also offer monitoring options of the chosen coverage solution. The types of sites utilizing our services include convention centers, airports, subways, hotels, office buildings, and various locations where traditional wireless service coverage is not available.

Our net sales by product group are as follows:

	Fiscal Year Ended (in thousands)
Wireless Communications Product Group	January 1, 2012	January 2, 2011	January 3, 2010
Antenna systems	$211,011	$256,743	$150,610
Base station systems	176,345	280,010	364,166
Coverage systems	57,090	54,708	52,710

Total	$444,446	$591,461	$567,486

Customers

We sell our products to customers worldwide, including a variety of wireless original equipment manufacturers, such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens Networks and Samsung. We also sell our products to operators of wireless networks, such as AT&T, Bouygues, Orange, Sprint, T-Mobile, Verizon Wireless and Vodafone, as well as various resellers who sell products and services directly to network operators.

For fiscal 2011, our largest customers, Nokia Siemens Networks, Team Alliance, one of our North American resellers, and Raycom, one of our European resellers, accounted for 16%, 16%, and 11% of our sales, respectively. No other customer accounted for more than 10% of our sales for 2011. The loss of any of these customers, or a significant loss, reduction or rescheduling of orders from any of our other significant customers would have a material adverse effect on our business, financial condition and results of operations.

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

International sales (excluding North American sales) of our products approximated 60%, 63% and 73% of net sales for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively (see note 17 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data). Foreign sales of some of our products may be subject to national security and export regulations and may require us to obtain a permit or license. In recent years, we have not experienced any significant difficulties in obtaining required permits or licenses. International sales also subject us to risks related to political upheaval and economic downturns in foreign countries and regions. Because a large percentage of our foreign customers typically pay for our products with U.S. Dollars, a strengthening of the U.S. Dollar as compared to a foreign customer’s local currency would effectively increase the cost of our products for that customer, thereby making our products less attractive to these customers.

Service and Warranty

We offer warranties of various lengths to our customers depending upon the specific product and terms of the customer purchase agreements. Our standard warranties require us to repair or replace defective product returned to us during the warranty period at no cost to the customer. While our warranty costs have historically been within our expectations, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have in the past. We perform warranty obligations and other maintenance services for our products in the U.S., China, Thailand, the United Kingdom, and at our contract manufacturing locations.

Product Development

We invest significant resources in the research and development of new products within our wireless communications product area. This includes significant resources in the development of new products to support third and fourth generation protocols such as WCDMA, HSDPA, TD-SCDMA, CDMA 2000, LTE and WiMAX. Our development efforts also seek to reduce the cost and increase the manufacturing efficiency of both new and existing products. Our total research and development staff consisted of 493 employees and 16 contract staff as of January 1, 2012. Expenditures for research and development approximated $62.1 million in 2011, $62.5 million in 2010, and $58.9 million in 2009.

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

Our current competitors include Comba Telecom Systems Holdings Ltd, CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Radio Frequency Systems, and Tyco Electronics. We also compete with a number of other foreign and privately-held companies throughout the world, subsidiaries of certain multinational corporations and, more importantly, the captive design and manufacturing operations within certain leading wireless infrastructure original equipment manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens Networks and Samsung. Some of our competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their products and technologies than we have. We cannot guarantee we will be able to successfully increase our market penetration or our overall share of the wireless communication infrastructure equipment marketplace. Our business, financial condition and results of operations could be adversely impacted if we are unable to effectively increase our share of the marketplace.

Our success depends in large part upon the rate at which wireless infrastructure providers incorporate our products into their systems. While we believe that our products are competitive from both price and performance characteristics, wireless network operators may choose competitors’ products over ours. Most of our customers regularly evaluate our products and solutions versus competitors’ products and solutions. If for any reason our customers choose to utilize our competitors’ products and solutions instead of ours, whether due to performance and/ or pricing issues, our revenues would decrease which would adversely impact our business, financial condition and results of operations. In addition, we believe that a substantial portion of the present worldwide production of various infrastructure components is captive within the internal manufacturing operations of a small number of leading original equipment wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens Networks and Samsung. In addition, most large wireless infrastructure original equipment manufacturers maintain internal design capabilities that compete directly with our products and our own designs. Many of our original equipment manufacturer customers internally design and/or manufacture their own components rather than purchase them from third-party vendors such as Powerwave. Many of these same customers also continuously evaluate whether to manufacture their own components or whether to utilize contract manufacturers to produce their own internal designs. Some of these customers regularly produce or design products in an attempt to replace products sold by us. We believe that this practice will continue. In the event that a customer manufactures or designs its own products, such customer could reduce or eliminate its purchase of our products, which would result in reduced revenues and would adversely impact our business, financial condition and results of operations. Wireless infrastructure equipment manufacturers with internal manufacturing capabilities, including many of our customers, could also sell such products externally to other manufacturers, thereby competing directly with us. One example of this is Alcatel-Lucent, which owns Radio Frequency Systems. If, for any reason, our customers decide to produce their products internally, reduce purchases of our products, increase the percentage of their internal production, require us to participate in joint venture manufacturing with them or compete directly against us, our revenues would decrease which would adversely impact our business, financial condition and results of operations.

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

Backlog

Our twelve-month backlog of orders on January 1, 2012 was estimated at $46.3 million as compared to approximately $65.4 million on January 2, 2011. In our reported backlog, we only include the accepted product purchase orders with respect to which a delivery schedule has been specified for product shipment within twelve months. Because the majority of our customers do not place long lead time orders for our products, our backlog does not reflect our expectations of future orders and has not been indicative of our future revenue.

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

Manufacturing and Suppliers

Our manufacturing processes involve the assembly of numerous individual components and precise fine-tuning by production technicians. The parts and materials used by us and our contract manufacturers consist primarily of printed circuit boards, specialized subassemblies, fabricated housings, relays and small electric circuit components, such as integrated circuits, semiconductors, resistors and capacitors.

We operate company-owned and leased manufacturing locations and utilize contract manufacturers for a portion of our finished goods manufacturing activities. We also rely extensively on contract manufacturers to supply printed circuit boards, which are key components of many of our products. We currently have manufacturing operations in China, Thailand and the U.S. In addition, we utilize contract manufacturers to produce products or key components of products in Europe, Asia, India and the U.S. During 2008, we closed our manufacturing facility in Salisbury, Maryland and transferred production activities to Asia and to our location in Santa Ana, California. Beginning in the fourth quarter of 2008, we began to discontinue manufacturing operations in Finland, transferring the activities to Asia and to our contract manufacturing partners. This was completed in 2009. During the second half of 2009, we added a new manufacturing facility in Thailand, which was fully operational in the fourth quarter of 2009. The Thailand facility took over production that was previously completed at a contract manufacturer located in Thailand. During 2010 we closed our manufacturing facility in Estonia and transferred production activities to other Powerwave facilities.

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

Intellectual Property

We rely upon trade secrets and patents to protect our intellectual property. We execute confidentiality and non-disclosure agreements with our employees and suppliers and limit access to, and distribution of, our proprietary information. We have an on-going program to identify and file applications for both U.S. and foreign patents for various aspects of our technology. We currently own 243 U.S. patents and 517 foreign patents, and we have pending applications for 50 additional U.S. patents and 178 additional foreign patents. We believe that all of these efforts, along with the knowledge and experience of our management and technical personnel, strengthen our ability to market our existing products and to develop new products. The departure of any of our management or technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of January 1, 2012, we had 2,179 full and part-time employees, including 986 in manufacturing, 233 in quality, 186 in supply chain, 493 in research and development, 101 in sales and marketing and 180 in general and administration. We believe that we have good relations with our employees.

Contract Personnel

We utilize contract personnel hired from third-party agencies. As of January 1, 2012, we were utilizing approximately 667 contract personnel, primarily in our manufacturing operations.

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

We sell most of our products to a small number of customers, and while we are continually seeking to expand and diversify our customer base, we expect this will continue. For fiscal 2011, sales to Team Alliance, one of our North American resellers, accounted for approximately 16% of revenues, sales to Nokia Siemens Networks accounted for approximately 16% of revenues, and sales to Raycom, one of our European resellers, accounted for approximately 11% of revenues. For fiscal 2011, sales to Nokia Siemens Networks accounted for approximately 24% of our revenues. Our revenues for fiscal 2011 declined by 25% from fiscal 2010 due to significant slowdowns in demand in several of our markets, including North America, Europe and the Middle East, as well as a significant reduction of demand from our original equipment manufacturing customers. Any continued decline in business with our original equipment manufacturer customers, including Nokia Siemens Networks and Samsung, and our direct wireless network operator customers and resellers, will have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as Nokia Siemens Networks, Samsung, other original equipment manufacturers, wireless network operator customers and our resellers, such as Team Alliance and Raycom, and our ability to sell our products into other market segments such as governmental, public safety, military and homeland security. Any fluctuation in demand from such customers or other customers has and will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations do have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one or more customers could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	the recent recession and current economic weakness and uncertainty has negatively affected several of our customers and has caused them to significantly reduce current demand for our products;

•	the recent recession and current economic weakness and uncertainty could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy;

•	consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	customers could decide to increase their level of internal design and/or manufacture of wireless communication network products and reduce their purchases from us; and

•

concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declares bankruptcy or delays payment of its receivables.

We have strategically focused our business and sales efforts on growing our sales of higher margin products and solutions, which has reduced our total sales.

Over the last two years, a period in which we have experienced a broad decline in the weighted sales price of our products, we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business. This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens Networks. We have also targeted additional markets such as government, public safety, military, and homeland security during this period. While we believe that we have made progress in addressing these new markets, we have not yet generated significant revenue in these areas. Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other wireless network operator customers or customers in new markets, will have an adverse effect on our business, financial condition and results of operations.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the concentration of our sales to a few large customers;

•	the lack of any obligation by our customers to purchase their forecasted demand for our products;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	production delays on new products that limit our revenue in a quarter;

•	increased costs associated with rising raw material costs, including oil prices;

•	activity relating to consolidations or proposed consolidations within our industry;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs;

•	discounts given to certain customers for large volume purchases;

•	unanticipated increases in costs associated with projects in our coverage solutions product group; and

•	shortages of materials and components to manufacture our products.

We regularly generate a large percentage of our revenues in the last month of a quarter. Because we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which these orders ship. When we introduce new products into production, we may encounter production delays, such as we did in the first quarter of fiscal 2011, which limit our revenue and have an adverse effect on our business. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, financial condition and results of operations.

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

Our operating results have been adversely impacted by the recent worldwide economic crisis, current economic uncertainty and credit tightening.

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis and other factors, including slower economic activity, increased energy costs, decreased consumer confidence, reduced corporate profits, decreased property values, reduced or canceled capital spending, adverse business conditions and liquidity concerns. While economic conditions have showed some signs of improving, these factors continue to have a negative impact on the availability of financial capital which has contributed to a reduction in demand for infrastructure in the wireless communication market. We believe that these conditions make it difficult for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. Some of our customers continue to find it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If the current economic weakness and uncertainty continues, or if there is another economic recession, our revenues could be negatively impacted, thereby having a negative impact on our business, financial condition and results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days of sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of the current economic uncertainty or of its impact on the wireless industry.

Negative conditions in the financial and credit markets may impact our liquidity.

The ongoing economic weakness and uncertainty, concerns about a double dip recession, concerns about sovereign debt issues in some countries in the European Union, and the resulting constrained credit markets have had, and we anticipate they will continue to have, an impact on our liquidity. In particular, some of our customers facing liquidity shortages which affect their payments to us, and the general tightness in the credit markets which limits credit available to us as well as some of our customers. Given our current operating cash flow, financial assets, access to the capital markets and available lines of credit, we continue to believe that we will be able to meet our financing needs for the foreseeable future. However, there can be no assurance that global economic conditions will not worsen or our operating performance may worsen, which could have a corresponding negative effect on our liquidity. In addition, while we believe that we have invested our financial assets in sound financial institutions, should these institutions limit access to our assets, breach their agreements with us or fail, we may be adversely affected. In addition, volatile financial and credit markets may reduce our ability to raise capital or refinance our debt on favorable terms, if at all, which could materially impact our ability to meet our obligations. As market conditions change, we continue to monitor our liquidity position.

We have previously experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will be adversely impacted.

We have a history of significant unanticipated reductions in demand that demonstrate the risks related to our customer and industry concentration levels. While our revenues have increased at times during fiscal years 2005, 2006, 2007 and 2008, a significant portion of this increase was due to our various acquisitions. During fiscal years 2009, 2010 and 2011, the global economic crisis and related recession are among several factors which we believe impacted our customers and reduced their demand for our products. During fiscal 2011, we experienced a significant drop in our revenues, which fell by over 25% from fiscal 2010. We believe that the reduction in our revenues was due to several factors, including significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction of demand from our original equipment manufacturing customers.

In the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products due to the high projected capital cost of building such networks, network operators deciding to slowdown or delay network deployments, and market concerns regarding the interoperability of such network protocols. In addition, certain network operators may decide to consolidate all purchases of products for their network into a small group of companies in order to gain further perceived cost savings. If we are not one of these selected companies, or are required to sell our products through such consolidators, our revenues and profits may be reduced which would have an adverse effect on our business, financial condition and results of operations. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the ongoing economic weakness and uncertainty will have continuing effects throughout 2012 and beyond, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in the deployment of wireless networks, will result in reduced demand for our products, which will have a material adverse effect on our business.

We depend on single sources or limited sources for key components and products, which exposes us to risks related to product shortages or delays, as well as potential product quality issues, all of which could increase the cost of our products thereby reducing our operating profits.

During fiscal 2010, we experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components due to delays from increased worldwide demand for electronic components following improved global economic conditions following the 2008 global recession. This combined supply shortage and increase in material order lead times impacted our ability to timely produce products, which negatively impacted our revenues during fiscal 2010. While supply lead times improved somewhat during 2011, we currently expect some level of supply shortages and increased lead times to continue during 2012 and beyond. If these shortages and extended lead times continue, our future revenues may be negatively impacted and our manufacturing costs may significantly increase. In addition, a number of our products, and certain parts used in our products, are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements, which in turn may be dependent upon a limited number of suppliers themselves. Any disruption in this supply chain can negatively affect the timely availability of key components and parts necessary for the production of our products.

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

As of January 1, 2012, we had approximately $64.1 million in cash, including $6.2 million in restricted cash. In the fourth quarter of 2011 we raised $49.1 million (net of transaction costs) through a sale leaseback transaction of our corporate headquarters facility. See Note 3 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data. In fiscal 2011, we used $47.9 million of cash in our operations, while our operations generated cash in 2010 and 2009. We are presently planning to initiate new cost reduction measures to further lower our manufacturing costs, reduce our operating expenses and conserve cash. We cannot predict if such cost reducing measures will be successful in reducing our cash used in operations. In addition, we cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operations to fund our business. If we are not able to generate positive cash flow from operations, we may need to utilize sources of financing such as our credit agreement or other sources of cash. As of January 1, 2012 we had $13.9 million of availability under our credit agreement, of which approximately $6.3 million is utilized for a letter of credit. While our credit agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”), dated April 3, 2009 (the “Credit Agreement”) provides us with limited additional sources of liquidity, we may need to raise additional funds through public or private debt or equity financings in order to fund existing operations or to take advantage of opportunities, including acquisitions of complementary businesses or technologies. In addition, if our business deteriorates further, we may not have any availability under our Credit Agreement and we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement, an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. If we are not successful in growing our businesses, reducing our manufacturing costs and operating expenses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. These circumstances together with our 2011 financial performance will make it more difficult to obtain new sources of financing. Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which became highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to reduce our manufacturing costs and operating expenses, generate positive cash flow from our operations or secure additional financing or if such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We may fail to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products and could expose us to significant liabilities.

We have had quality problems with our products, including those we have acquired in acquisitions. We may have similar product quality problems in the future. We have replaced components in some products and replaced entire products in accordance with our product warranties. We believe that our customers will demand that our products meet increasingly stringent performance and reliability standards. If we cannot keep pace with technological developments, evolving industry standards and new communications protocols, if we fail to adequately improve product quality and meet the quality standards of our customers, or if our contract manufacturers fail to achieve the quality standards of our customers, we risk losing business which would negatively impact our business, financial condition and results of operations. Design problems could also damage relationships with existing and prospective customers and could limit our ability to market our products to large wireless infrastructure manufacturers, many of which build their own products and have stringent quality control standards. In addition, we have incurred significant costs addressing quality issues from products that we have acquired in certain of our acquisitions, including warranty costs related to these products. While we seek recovery of amounts that we have paid, or may pay in the future to resolve warranty claims through indemnification from the original manufacturer, this can be a costly and time consuming process. In our contracts with customers, we negotiate liability limits but not all of the contracts contain liability limits and some contracts contain limits which are greater than the price of the products sold. As a result, if we have quality problems with our products that we cannot fix and our customers bring a claim against us, we could incur significant liabilities which would have a material adverse effect on our business, financial condition and results of operations.

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

We may be adversely affected by the financial difficulties or bankruptcy of our customers.

One of our original equipment manufacturer customers, Nortel, filed for bankruptcy protection in the first quarter of 2009. Given the current economic weakness and uncertainty, it is possible that one or more of our other customers will suffer significant financial difficulties, including potentially filing for bankruptcy protection. In such an event, the demand for our products from these customers may decline significantly or cease completely. We cannot guarantee that we will be able to continue to generate new demand to offset any such reductions from existing customers. If we are unable to continue to generate new demand, our revenues will decrease and our business, financial condition and results of operations will be negatively impacted.

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

During fiscal 2011, we experienced a significant drop in our revenues, which fell by over 25% from fiscal 2010. We believe that the reduction in our revenues was due to several factors, including significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In response to this sudden reduction in revenues, we initiated new cost reduction measures to both lower our manufacturing costs and reduce our operating expenses which resulted in restructuring charges in the fourth quarter of 2011 and will likely result in additional charges in future periods. We announced in February 2012 that we intend to undertake additional restructuring activities to further reduce our cost structure and operating costs. We have not yet finalized such restructuring plans. The failure to timely complete and implement the additional restructuring activities as well as to obtain operating expense reductions could undermine the anticipated benefits of the restructuring, which could adversely affect our business, financial condition and results of operations. These anticipated benefits are based on projections and assumptions and our actual results may vary from our projections. Also, in the future we may need to initiate additional restructuring actions that could result in restructuring charges that could have a material impact on our business, financial condition and results of operations. Such potential restructuring actions could include cash expenditures that would reduce our available cash balances, which would have a negative impact on our business and our ability to repay our outstanding convertible subordinated debt.

The potential for increased commodity and energy costs may adversely affect our business, financial condition and results of operations.

The worldwide economy has experienced significant fluctuations in the price of oil and energy during the last four years and shortages of steel, copper and rare earth materials. Such fluctuations and shortages have resulted in significant price increases which translated into higher freight and transportation costs and higher raw material supply costs. These higher costs have negatively impacted our production costs. We are not normally able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. The costs of energy and items directly related to the cost of energy will fluctuate due to factors that may not be predictable, such as the economy, political conditions and the weather. Further increases in energy prices, raw material costs or the onset of inflationary pressures could negatively impact our business, financial condition and results of operations.

Our average sales prices have declined, and we anticipate that the average sales prices for our products will continue to decline and negatively impact our gross profit margins.

Wireless service providers are continuing to place pricing pressure on wireless infrastructure manufacturers, which in turn, has resulted in lower selling prices for our products, with certain competitors aggressively reducing prices in an effort to increase their market share. The consolidation of original equipment manufacturers such as Alcatel-Lucent and Nokia Siemens Networks has concentrated purchasing power at the surviving entities, placing further pricing pressures on the products we sell to such customers. Moreover, the recent recession and current economic uncertainty have caused wireless service providers to become more aggressive in demanding price reductions as they attempt to reduce costs. As a result, we are forced to further reduce our prices to such customers, which has negatively impacted our business, financial condition and results of operations. If we do not agree to lower our prices as some customers request, those customers may stop purchasing our products, which would significantly impact our business. We believe that the average sales prices of our products will continue to decline for the foreseeable future. The weighted average sales price for our products declined in the range of 0% to 11%, depending on the product line, from fiscal 2010 to fiscal 2011 and we expect that this will continue going forward. Since wireless infrastructure manufacturers frequently negotiate supply arrangements far in advance of delivery dates, we must often commit to price reductions for our products before we know how, or if, we can obtain such cost reductions. In addition, average sales prices are affected by price discounts negotiated without firm orders for large volume purchases by certain customers. To offset declining average sales prices, we must reduce manufacturing costs and ultimately develop new products with lower costs or higher average sales prices. If we cannot achieve such cost reductions or increases in average selling prices, our gross margins will decline.

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

Our revenues come principally from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past several years. In addition, some of our network operator customers rely heavily on the availability of credit to finance the build-out or expansion of their wireless networks. We believe that the ongoing economic weakness and uncertainty and constrained credit markets have resulted in lower demand for our products in fiscal 2009, 2010 and 2011 and will likely result in a continuing reduction of demand from some of our customers in the near term. In addition, during 2011 a major North America wireless network operator significantly reduced demand while it pursued plans for a significant acquisition. Another example of unanticipated reductions was during fiscal 2006 and into fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

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

We have previously added new manufacturing locations, as well as consolidated existing manufacturing locations, in an attempt to achieve operating cost savings and improved operating results. We continually evaluate these types of opportunities. We may acquire or invest in new locations, or we may consolidate existing locations into either existing or new locations in order to reduce our manufacturing costs. For example, in 2009, we established a new manufacturing location in Thailand. In addition, in February 2012, in response to a decline in revenue in the fourth quarter of fiscal 2011, we announced that we were developing a new restructuring plan targeted at reducing our operating and manufacturing cost structure. While we have not finalized the terms of the restructuring plan, it is possible that such plan may include the consolidation or closing manufacturing operations. The addition, consolidation or closing of manufacturing locations subjects us to numerous risks and uncertainties, including the following:

•	difficulty integrating the new locations into our existing operations;

•	the possibility of severance costs and lease termination payments associated with consolidating or closing manufacturing facilities;

•	difficulty consolidating existing locations into one location;

•	inability to achieve the anticipated financial and strategic benefits of the specific new location or consolidation;

•	significant unanticipated additional costs incurred to start up a new manufacturing location;

•	inability to attract key technical and managerial personnel to a new location;

•	inability to retain key technical and managerial personnel due to the consolidation of locations to a new location;

•	diversion of our management’s attention from other business issues; and

•	failure of our review and approval process to identify significant issues, including issues related to manpower, raw material supplies, legal and financial contingencies.

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

Manufacturing our products is a complex process that requires significant time and expertise to meet customers’ specifications and expectations. Successful manufacturing is substantially dependent upon the ability to assemble and tune these products to meet specifications in an efficient manner. In this regard, we largely depend on our staff of assembly workers and trained technicians at our internal manufacturing operations in the U.S. and Asia, as well as our contract manufacturers’ staff of assembly workers and trained technicians. We have previously experienced problems in the manufacturing of new products where our actual costs have exceeded our expectations and our production yields have not met our internal expectations. Such issues have had a negative impact on gross margins and results of operations. If we cannot design our products to minimize the manual assembly and tuning process, or if we or our contract manufacturers lose a number of trained assembly workers and technicians or are unable to attract additional trained assembly workers or technicians, we may be unable to have our products manufactured in a cost effective manner.

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

As another example, in September 2006, Thailand experienced a military coup which overturned the existing government. In late 2008, anti-government protests and civilian occupations culminated with a court-ordered ouster of Thailand’s prime minister. In 2009 and 2010, continuing turmoil impacted the government of Thailand. To date, this has not had a significant impact on our operations in Thailand. In 2011, Thailand experienced significant flooding that disrupted many companies’ operations in Thailand. While we did not experience any direct disruptions, these types of natural disasters could impact our operations in the future. If there are future coups or some other type of political unrest, such activity may impact the ability to manufacture products in this region and may prevent shipments from entering or leaving the country. Any such disruptions could have a material negative impact on our business, financial condition and results of operations.

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

Our customers normally conduct significant technical evaluations, trials and qualifications of our products before making purchase commitments. This qualification process involves a significant investment of time and resources from both our customers and us in order to ensure that our product designs are fully qualified to perform as required. The qualification and evaluation process, as well as customer field trials, may take longer and be more expensive than initially forecasted, thereby delaying the shipment of sales forecasted for a specific customer for a particular quarter and causing our operating results for the quarter to be less than originally forecasted. Such a sales shortfall would reduce our profitability and negatively impact our business, financial condition and results of operations.

We conduct a significant portion of our business internationally, which exposes us to increased business risks.

For fiscal years 2011, 2010 and 2009, international revenues (excluding North American sales) accounted for approximately 60%, 63% and 73% of our net sales, respectively. There are many risks that currently impact, and will continue to impact, our international business and multinational operations, including the following:

•

compliance with multiple and potentially conflicting regulations in Europe, Asia and North and South America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•	potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•	differences in intellectual property protection rights throughout the world;

•	difficulties in staffing and managing foreign operations in Europe, Asia and South America, including relations with unionized labor pools in Europe and in Asia;

•	longer accounts receivable collection cycles in Europe, Asia and South America;

•	currency fluctuations and resulting losses on currency translations;

•	terrorist attacks on American companies;

•	economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•	competition for foreign-based suppliers and from foreign-based competitors throughout the world;

•	overlapping or differing tax structures;

•	the complexity of global tax and transfer pricing rules and regulations and our potential inability to benefit/offset losses in one tax jurisdiction with income from another;

•	cultural and language differences between the U.S. and the rest of the world; and

•	political or civil turmoil, such as that occurring in Thailand.

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

If we fail to address one or more of the above factors in the design and manufacturing of our products, there could be a material adverse effect on our business, financial condition and results of operations.

Our current competitors include Comba Telecom Systems Holdings Ltd, CommScope, Inc., Fujitsu Limited, Hitachi Kokusai Electric Inc., Japan Radio Co., Ltd., Kathrein-Werke KG, Radio Frequency Systems, and Tyco Electronics in addition to a number of privately held companies throughout the world, subsidiaries of certain multinational corporations and the internal manufacturing operations and design groups of the leading wireless infrastructure manufacturers such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens Networks and Samsung. Some competitors have adopted aggressive pricing strategies in an attempt to gain market share, which in turn, has caused us to lower our prices in order to remain competitive. Such pricing actions have had an adverse effect on our business, financial condition and results of operations. In addition, some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. If we are unable to successfully increase our market penetration or our overall share of the wireless communications infrastructure equipment market, our revenues will decline, which would negatively impact our business, financial condition and results of operations.

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

Our corporate headquarters and a large portion of our U.S.-based research and development operations are located in the State of California in regions known for seismic activity. In addition, we have production facilities and have outsourced some of our production to contract manufacturers in Asia, another region known for seismic activity. In addition, we have a manufacturing location in Thailand, a country that suffered significant flooding during 2011. A significant natural disaster, such as an earthquake or flooding, in either of these regions could have a material adverse effect on our business, financial condition and results of operations. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, financial condition and results of operations.

Our ability to publicly or privately sell equity securities and the liquidity of our Common Stock could be adversely affected if we are delisted from the NASDAQ Global Select Market or if we are unable to transfer our listing to another stock market.

Our Common Stock is listed for trading on the NASDAQ Global Market. NASDAQ has adopted a number of continued listing standards that are applicable to the Common Stock, including a requirement that the bid price of the Common Stock be at least $1.00 per share. Failure to maintain the minimum bid price can result in the delisting of the Common Stock from the NASDAQ Global Market.

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time during fiscal 2009. In addition, during October 2011, the bid price of our Common Stock was again below $1.00. Effective October 28, 2011, we completed a 1-for-5 Reverse Stock Split of our issued and outstanding Common Stock that raised our price per share above $1.00. However, following the disclosure of our fourth quarter financial results, the bid price of our Common Stock is again near $1.00 per share and our Common Stock may be at risk of delisting from the NASDAQ Global Market unless we are able to take action to prevent such delisting.

If our Common Stock is delisted by NASDAQ, our Common Stock may be eligible to trade on the OTC Bulletin Board maintained by NASDAQ, or another over-the-counter market. Any such alternative would likely result in it being more difficult for investors to dispose of, or obtain accurate quotations as to the market value of, our Common Stock. In addition, there can be no assurance that our Common Stock would be eligible for trading on any such alternative exchange or markets.

In addition, delisting from NASDAQ could adversely affect our ability to raise additional capital through the public or private sale of equity securities. Delisting from NASDAQ would also make trading our Common Stock more difficult for investors, potentially leading to further declines in our share price and inhibiting the ability of our stockholders to liquidate all or part of their investments in the Company.

The price of our Common Stock has been, and may continue to be, volatile and our shareholders may not be able to resell shares of our Common Stock at or above the price paid for such shares.

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the three years ended January

1, 2012, the closing price of our Common Stock ranged from a high of $25.25 to a low of $1.15 per share (as adjusted for the 1-for-5 share Reverse Stock Split). At times, the fluctuations in the price of our Common Stock may have been unrelated to our financial condition and operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock.

The price of our Common Stock may continue to fluctuate greatly in the future due to a variety of factors, including:

•	fluctuations in our results of operations or the operations of our competitors or customers;

•	the loss of a key customer or significant reductions in the amount or value of orders from key customers;

•	failure of our results of operations and sales revenues to meet the expectations of stock market analysts and investors;

•	the aggregate amount of our outstanding debt and perceptions about our ability to make debt service payments;

•	reductions in wireless infrastructure demand or expectations regarding future wireless infrastructure demand by our customers;

•	delays or postponement of wireless infrastructure deployments, or larger than anticipated costs associated with such deployments;

•	changes in stock market analyst recommendations regarding us, our competitors or our customers;

•	the timing and announcements of technological innovations, new products or financial results by us or our competitors;

•	increases in the number of shares of our Common Stock outstanding, including upon the conversion of outstanding debt securities;

•	changes in the wireless industry;.

•	changes in general financial and other market conditions; and

•	domestic and international economic and regulatory conditions.

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

A material decline in the price of our Common Stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. See Item 3 of Part I of this annual report under the heading “Legal Proceedings.” A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock or a reduction in our ability to raise capital. Any reduction in our ability to raise equity capital in the future may force us to allocate funds from other planned uses and could have a significant negative effect on our business plans and operations.

Issuance of shares of our Common Stock upon conversion of our outstanding convertible instruments and future sales of our Common Stock could adversely affect our Common Stock price.

As of February 21, 2012, an aggregate of 3,447,305 shares of our Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 2,856,530 shares of our Common Stock were reserved for the issuance of additional options and shares under these plans. Furthermore an aggregate of 3,444,315 shares of our Common Stock were issuable upon conversion of our 3.875% Notes, and an aggregate of 6,406,150 shares of our Common Stock were issuable upon conversion of our 2.75% Notes.

Future sales of our Common Stock and instruments convertible or exchangeable into our Common Stock, or the perception that such sales or transactions could occur, may adversely affect the market price of our Common Stock. In addition, this may also make it more difficult for us to sell equity securities in the future at an appropriate time and price.

Certain provisions contained in our charter and bylaws could make it more difficult for a third-party to acquire us, even if doing so would be beneficial to our stockholders.

Certain provisions of our certificate of incorporation, as amended, and bylaws, as amended, are intended to encourage potential acquirers to negotiate with us and allow our Board of Directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. These provisions may have the effect of deterring hostile takeovers or delaying or preventing changes in control or our management. For example, our bylaws provide that special meetings of stockholders may be called only by our board of directors or certain officers, and may not be called by our stockholders. In addition, our bylaws provide that stockholders seeking to present proposals before, or nominate candidates for election as directors at, a meeting of stockholders must provide advanced notice to us in writing and must provide specified information. Our certificate of incorporation grants our board of directors the authority to issue preferred stock, which could potentially be used to discourage attempts by third parties to obtain control of us through a merger, tender offer, proxy or consent solicitation or otherwise, by making those attempts more difficult to achieve or more costly. Furthermore, Section 203 of the Delaware General Corporation Law, which continues to apply to us, prohibits a public Delaware corporation from engaging in certain business combinations with an “interested stockholder” (as defined in such section) for a period of three years following the time that such stockholder became an interested stockholder without the prior consent of our board of directors. This section, as well as certain provisions of our certificate of incorporation, may make the removal of management more difficult and may discourage transactions that otherwise could involve the payment of a premium over prevailing market prices for our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We believe that our existing facilities provide adequate space for our operations. The following table shows our significant facilities:

Location	Owned/Leased	Approximate Floor Area in Square Feet
Administrative Facilities:
Santa Ana, California	Leased	367,000
Kempele, Finland	Owned	246,000
Hyderabad, India	Leased	52,000
Kista, Sweden	Leased	21,000
Shipley, United Kingdom	Leased	18,000
Coppell, Texas	Leased	17,000
Manufacturing Facilities:
Suzhou, China	Leased	164,000
Laem Chabang, Thailand	Owned	135,000

Total		1,020,000

Additionally, we maintain 11 sales, engineering, and operating offices worldwide. The administrative facilities consist of our sales, engineering, research and development and corporate headquarters.

ITEM 3.	LEGAL PROCEEDINGS

On November 4, 2011, Jaybeam Wireless SAS and Jaybeam Limited filed a patent infringement lawsuit against the Company in United States District Court for the District of Delaware. The complaint alleges infringement by the Company of US patent 7,286,092 entitled Radio Communications Antenna with Misalignment of Radiation Lobe by Variable Phase Shifter. The complaint seeks compensatory damages, treble damages for willful infringement and temporary and permanent injunctive relief. The plaintiffs have not served the complaint on the Company and the parties are engaged in settlement discussions. If the parties are unable to reach a mutually agreed upon settlement, the Company intends to vigorously defend this matter.

In the first quarter of 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. The complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased our Common Stock between February 1, 2011 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

On February 23, 2012, one additional lawsuit that relates to the above purported shareholder class action was filed. The lawsuit, Yin Shen v. Buschur, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty under state law.

In addition to the litigation discussed above, we are subject to other legal proceedings and claims in the normal course of business. We are currently defending these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain, we anticipate that we will be able to resolve these matters in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the NASDAQ Global Select Market under the symbol PWAV. Below are the high and low sales prices as reported by NASDAQ for our Common Stock for the periods indicated (all periods have been restated to reflect the effect of the 1-for-5 Reverse Stock Split which was effective on October 28, 2011).

	High	Low
Fiscal Year 2011
First Quarter Ended April 3, 2011	$24.35	$12.70
Second Quarter Ended July 3, 2011	$23.85	$12.35
Third Quarter Ended October 2, 2011	$15.45	$6.10
Fourth Quarter Ended January 1, 2012	$8.60	$1.42
Fiscal Year 2010
First Quarter Ended April 4, 2010	$7.65	$5.25
Second Quarter Ended July 4, 2010	$9.70	$6.20
Third Quarter Ended October 3, 2010	$10.50	$7.10
Fourth Quarter Ended January 2, 2011	$13.85	$8.60

Holders

There were 522 stockholders of record as of February 22, 2012. We believe there are approximately 10,000 stockholders of Powerwave’s Common Stock held in street name.

Dividends

We have not paid any dividends to date and do not anticipate paying any dividends on our Common Stock in the foreseeable future. We are prevented by the terms of our Credit Agreement from paying dividends on our Common Stock without obtaining the consent of lenders. We anticipate that all future earnings will be retained to finance future growth.

Issuer Purchases of Equity Securities

The following table details the repurchases of our Common Stock that were made during the quarter ended January 1, 2012:

Period	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
				(In thousands)	(In thousands)
October 3 – November 6	935	(1)	$3.40	—	—
November 7 – December 4	—		—	—	—
December 5 – January 1	—		—	—	—

(1)	In October 2011, an aggregate of 935 shares of Common Stock were repurchased by the Company representing fractional shares resulting from the 1-for-5 Reverse Stock Split.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return for our Common Stock with the cumulative total return of the S&P 500 Index and the S&P Communications Equipment Index. The presentation assumes $100 invested on January 1, 2006 in our Common Stock, the S&P 500 Index and the S&P Communications Equipment Index with all dividends reinvested. No cash dividends were declared on our Common Stock during this period. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

Measurement Period (Fiscal Year Covered)	Powerwave Technologies, Inc.	S & P 500 Index	S & P Communications Equipment Index
2007	$69.15	$105.49	$102.05
2008	$7.72	$66.46	$61.05
2009	$19.53	$84.05	$89.62
2010	$39.38	$96.71	$87.65
2011	$6.45	$98.75	$84.54

The material in the above performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing, whether under the Securities Act or the Exchange Act, and whether made on, before or after the date of this annual report and irrespective of any general incorporation language in such filing, except to the extent we specifically incorporate this performance graph by reference therein.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read together with the information under Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this annual report and our financial statements and the notes to those financial statements in Part II, Item 8 of this annual report. The selected financial data reflects financial data from Powerwave and its subsidiaries on a consolidated basis. The selected consolidated statements of operations data for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 and balance sheet data as of January 1, 2012 and January 2, 2011 set forth below have been derived from the audited financial statements in Part II, Item 8 of this annual report. The selected consolidated statements of operations data for the fiscal years ended December 28, 2008 and December 30, 2007 and consolidated balance sheet data as of and January 3, 2010, December 28, 2008 and December 30, 2007 set forth below have been derived from the audited financial statements for such years not included in this annual report. The historical results presented here are not necessarily indicative of future results.

	Fiscal Year Ended (in thousands, except per share data)
	January 1, 2012 (2)	January 2, 2011 (2)	January 3, 2010 (2)	December 28, 2008 (1) (2)	December 30, 2007 (1) (2)
Consolidated Statements of Operations Data:
Net sales	$444,446	$591,461	$567,486	$890,234	$780,517
Gross profit	87,824	169,851	142,492	147,528	87,251
Operating income (loss)	(53,698)	26,824	(1,877)	(380,043)	(300,271)
Net income (loss)	$(77,619)	$3,713	$(5,670)	$(362,293)	$(316,897)
Net earnings (loss) per share:
Basic	$(2.36)	$0.14	$(0.22)	$(13.82)	$(12.15)
Diluted	$(2.36)	$0.14	$(0.22)	$(13.82)	$(12.15)
Basic weighted average common shares	32,869	26,629	26,361	26,215	26,079
Diluted weighted average common shares	32,869	27,243	26,361	26,215	26,079
Consolidated Balance Sheet Data:
Cash, cash equivalents, restricted cash and short-term investments	$70,283	$62,531	$63,039	$50,339	$65,517
Working capital	$194,342	$131,760	$175,414	$179,059	$192,160
Total assets	$342,330	$425,584	$389,852	$487,294	$980,069
Long-term debt, net of current portion	$252,190	$150,000	$268,983	$285,256	$314,883
Total shareholders’ equity (deficit)	$(32,698)	$61,279	$612	$5,384	$416,576

(1)	Fiscal years 2008 and 2007 include significant intangible asset amortization, acquisition and restructuring and impairment charges totaling $397.0 million, and $229.1 million, respectively.
(2)

Fiscal year 2011 includes a loss of approximately $0.9 million related to the repurchase of $55.5 million in aggregate principal amount of convertible subordinated debt. Fiscal year 2010 includes a loss related to the repurchase of convertible subordinated debt of $0.4 million, a loss on conversion of convertible subordinated debt of $1.0 million and a gain on exchange of convertible subordinated debt of $0.5 million. See Note 4 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data. Fiscal years 2009, 2008 and 2007 include gains related to the repurchase of outstanding convertible subordinated debt of $9.8 million, $26.3 million and $2.2 million respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” in Part II, Item 6 of this annual report and our consolidated financial statements and related notes included in Part II, Item 8 of this annual report. This discussion and analysis contains forward-looking statements, the realization of which may be impacted by certain important factors including, but not limited to, those risk factors included in Part I, Item IA of this annual report and “Cautionary Statement Relating to Forward Looking Statements” included at the beginning of this annual report.

Introduction and Overview

We are a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks. Our principal products include antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world which support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks. We have also started marketing to new markets such as government, public safety, military and homeland security.

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions in demand by three of our major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For most of 2008, demand for our products once again increased, however, in the fourth quarter of 2008 demand was negatively impacted by the global economic recession. The recession and the ensuing period of economic weakness and uncertainty have significantly impacted demand for our products during the last three years. In particular our revenue in 2009 fell by 36% from 2008 levels, negatively impacting our financial results. In response, during 2008 and 2009, we initiated several cost cutting measures aimed at lowering our operating expenses. During fiscal 2011, our revenue declined by 25% compared to fiscal 2010. In addition, during the second half of 2011 our revenues fell by over 55% as compared to the first half of 2011. We believe that the reduction in our revenues in the second half of 2011 was due to several factors, including, significant slowdowns in spending by network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In response to this sudden reduction in revenues, we initiated cost reduction measures to both lower our manufacturing costs and reduce our operating expenses. We are also planning to initiate additional cost reduction activities during 2012 to further lower our manufacturing costs and operating expenses. We cannot predict if such future measures will be successful, and we may be required to further reduce operating expenses and manufacturing costs if there is a significant or prolonged reduction in demand by our customers.

In the past, there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Continuing economic weakness and uncertainty, increasing energy and commodity costs, continued low consumer confidence, reduced property values, constrained credit markets and concerns about sovereign debt in some countries in the European Union have had a negative impact on the availability of financial capital, which has limited capital expenditures by wireless network operators, and will likely have a negative impact of such expenditures going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and, we believe, at various times, have directly reduced demand for our products and increased price competition within our industry, which has in the past led to reductions in our revenues and contributed to our reported operating losses. In addition to the significant reduction in revenues during the second half of 2011, an example of prior reductions was during fiscal 2006 and 2007, when we experienced a significant slowdown in demand from one of our direct network operator customers, AT&T, as well as reduced demand from several of our original equipment manufacturing customers, including Nokia Siemens Networks and Nortel Networks, all of which combined to result in directly reduced demand for our products and contributed to our operating losses for both fiscal 2006 and 2007.

We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator of our products.

Looking back over the last eight years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries that previously operated independently, and was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition.”) We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadened our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008, 2009, and 2010 we completed the integration of these acquisitions, as well as focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last eight years, these acquisitions do not provide any guarantee that our revenues will increase. We currently are in the process of finalizing new restructuring activities which are aimed at further reducing our overall operating cost structure.

We measure our success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be long-term growth opportunities within the wireless communications infrastructure marketplace, and we are focused on positioning the Company to benefit from these long-term opportunities in both the traditional commercial market as well as new markets such as government, public safety, military and homeland security.

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

In assessing the ultimate realization of inventories, we make judgments as to future demand requirements and compare those requirements with the current or committed inventory levels. Depending on the product line and other factors, we estimate future demand based on either historical usage for the preceding twelve months, adjusted for known changes in demand for such products, or the forecast of product demand and production requirements for the next twelve months. These provisions reduce the cost basis of the respective inventory and are recorded as a charge to cost of sales. Our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. As demonstrated during the past several fiscal years, demand for our products can fluctuate significantly. A significant increase in the demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if our inventory is determined to be overvalued, we would be required to recognize additional charges in our cost of goods sold at the time of this determination. Likewise, if our inventory is determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize additional gross profit at the time such inventory is sold. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a material effect on the value of our inventory and our reported operating results.

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

Accruals for Restructuring and Impairment Charges

We recorded $4.9 million, $3.8 million and $4.5 million of restructuring and impairment charges during fiscal years 2011, 2010 and 2009, respectively. See further discussions of these charges under Cost of Sales, Gross Profit and Operating Expenses below and in Note 5 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

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

2011 Restructuring Plan

In November 2011, we formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“the 2011 Restructuring Plan”). As part the 2011 Restructuring Plan, we initiated aggregate personnel reductions of approximately 110 employees in our domestic and foreign locations, with primary reductions in the U.S., Sweden, Finland, France, China and Canada. These reductions were undertaken in response to economic conditions and the significant decline in revenues in the third quarter of 2011. We finalized the 2011 Restructuring Plan in the fourth quarter of 2011; however, additional amounts may be accrued in 2012 related to actions associated with this plan.

Workforce Reductions
Balance as of January 2, 2011	$—
Amounts accrued	3,857)
Amounts paid/incurred	(896)
Effects of exchange rates	64

Balance as of January 1, 2012	$3,025

We expect that the workforce reduction payments will be made through the fourth quarter of 2012.

2009 Restructuring Plan

In January 2009, we formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“the 2009 Restructuring Plan”). As part of this plan, we initiated personnel reductions at both domestic and foreign locations, with primary reductions in the U.S., Finland and Sweden. These reductions were undertaken in response to economic conditions and the global recession that began in the fourth quarter of 2008. We finalized the 2009 Restructuring Plan in the fourth quarter of 2009 and additional amounts were accrued in 2010 related to actions associated with this plan.

A summary of the activity affecting our accrued restructuring liability related to the 2009 Restructuring Plan for fiscal 2011 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance at January 2, 2011	$596	$—	$596
Amounts accrued	309	(30)	279
Amounts paid/incurred	(832)	30	(802)
Effects of exchange rates	14	—	14

Balance at January 1, 2012	$87	$—	$87

We expect that the workforce reduction payments will be made through the first quarter of 2012.

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

A summary of the activity affecting our accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the fiscal year ended January 1, 2012 is as follows:

Facility Closures & Equipment Write-downs
Balance at January 2, 2011	$153
Amounts accrued	(90)
Amounts paid/incurred	(63)
Effects of exchange rates	—

Balance at January 1, 2012	$—

We completed all remaining actions for this integration in the first quarter of 2011 and reversed the remaining accrual of approximately $0.1 million to restructuring expense. We will no longer report on this plan.

Each of the aforementioned restructuring and impairment accruals related primarily to workforce reductions, consolidation of facilities, and the discontinuation of certain product lines, including the associated write-downs of inventory, manufacturing and test equipment, and certain intangible assets. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that would be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While management used what it believed to be the best information available at the time to quantify these charges, we periodically review the estimates and assumptions used in determining the amount of the charges and reflect the effects of those revisions in the period in which they are determined.

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

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the fiscal years ended January 1, 2012, January 2, 2011, and January 3, 2010:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Net sales	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	79.5	70.9	74.1
Intangible amortization	—	—	0.5
Restructuring and impairment charges	0.7	0.4	0.3

Total cost of sales	80.2	71.3	74.9

Gross profit	19.8	28.7	25.1
Operating expenses:
Sales and marketing	7.1	5.5	6.0
Research and development	14.0	10.6	10.4
General and administrative	10.4	7.9	8.4
Intangible asset amortization	—	—	0.2
Restructuring and impairment charges	0.4	0.2	0.4
Total operating expenses	31.9	24.2	25.4

Operating income (loss)	(12.1)	4.5	(0.3)
Other expense, net	(4.2)	(2.6)	(0.1)

Income (loss) before income taxes	(16.3)	1.9	(0.4)
Income tax provision	1.2	1.3	0.6

Net income (loss)	(17.5)%	0.6%	(1.0)%

Fiscal Years ended January 1, 2012 and January 2, 2011

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

The following table presents an analysis of our sales based upon our various customer groups:

	Fiscal Year Ended (in thousands)
Customer Group	January 1, 2012		January 2, 2011
Wireless network operators and other	$296,049	67%	$342,082	58%
Original equipment manufacturers	148,397	33%	249,379	42%

Total	$444,446	100%	$591,461	100%

Sales decreased by 25% to $444.4 million for fiscal 2011, from $591.5 million for 2010. This decrease was due to several factors, including a significant slowdown in spending by wireless network operators in several international markets, including Western and Eastern Europe and the Middle East. In addition, we were impacted by a reduction in spending by a major North America wireless network operator who reduced demand while it pursued plans for a significant acquisition, as well as a significant reduction in demand from original equipment manufacturing customers.

The following table presents an analysis of our sales based upon our various product groups:

	Fiscal Year Ended (in thousands)
Wireless Communications Product Group	January 1, 2012		January 2, 2011
Antenna systems	$211,011	47%	$256,743	44%
Base station systems	176,345	40%	280,010	47%
Coverage systems	57,090	13%	54,708	9%

Total	$444,446	100%	$591,461	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers, VersaFlex cabinets and radio transceivers. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in base station systems sales during fiscal 2011 compared to fiscal 2010 is primarily due to the previously mentioned significant reduction in demand from our original equipment manufacturing customers. The decrease in antenna systems sales during fiscal 2011 compared to fiscal 2010 is primarily due to the significant slowdown in wireless network operator spending we experienced across most of our markets. We believe that this was due to several factors including the continuing economic weakness and uncertainty and delays in spending by a major North America operator related to obtaining regulatory approvals for a proposed acquisition.

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

The following table presents an analysis of our sales based upon the geographic area to which a product was shipped:

	Fiscal Year Ended (in thousands)
Geographic Area	January 1, 2012		January 2, 2011
Americas	$194,574	44%	$222,973	38%
Asia Pacific	118,069	27%	187,433	32%
Europe	112,805	25%	148,829	25%
Other international	18,998	4%	32,226	5%

Total	$444,446	100%	$591,461	100%

Revenues decreased in all regions during fiscal 2011 due to a significant reduction in demand from our wireless network operator customers, and other direct customers and original equipment manufacturers, which we believe is due to several factors, including, the continuing economic weakness and uncertainty that has caused network operators to reduce or postpone their equipment spending plans. In the Americas region, we believe that the uncertainty arising from the U.S. government’s opposition to the proposed merger of AT&T and T-Mobile led to delayed spending in the North American market as these operators re-evaluated their capital spending plans. We believe that the reduction in Asia Pacific for fiscal 2011 is largely due to the reduction in demand by our original equipment manufacturing customers who typically take a large percentage of products in the Asia Pacific region. The reduction in the Other international region is largely due to reduced sales in the Middle East, which has been impacted by civil unrest in many countries. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area. In addition, as previously noted, growth in one geographic location may not reflect actual demand growth in that location due to the centralized buying processes of our original equipment manufacturer customers.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During fiscal 2011, the value of the U.S. Dollar fluctuated significantly against many other currencies. We have calculated the impact of exchange rates in effect for fiscal 2011 to those in effect for fiscal 2010, and the change in the value of foreign currencies as compared with the U.S. Dollar had a negative impact on our revenues for fiscal 2011 of less than one percent. This impact did not have a material impact on our sales. We are unable to predict the future impact of such currency fluctuations on our future results.

For fiscal 2011, total sales to Nokia Siemens Networks, Team Alliance, and Raycom accounted for approximately 16%, 16%, and 11% of sales for the year, respectively. For fiscal 2010, total sales to Nokia Siemens Networks accounted for approximately 24% of sales. Our business remains largely dependent upon a limited number of customers within the wireless communications market, and we cannot guarantee that we will continue to be successful in attracting new customers or retaining or increasing business with our existing customers. We have seen our revenues with these customers decline significantly, which has had a negative effect on our operations and financial results

A number of factors have caused delays and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategies concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Additionally, wireless network operators may choose to further consolidate their purchase of products to single sources or consolidators, which could cause a reduction in our revenue or reduced pricing for our products. Due to the possible uncertainties associated with wireless infrastructure deployments and customer demand, we have experienced and expect to continue to experience significant fluctuations in demand from both our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor, overhead (which includes equipment and facility depreciation), transportation costs, warranty costs and amortization of product-related intangibles. Components of our fixed cost structure include test equipment and facility depreciation, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, typically the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as manufacturing volumes decline, since we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase, since we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and manufacturing volumes decline due to higher amounts of overhead variances expensed to cost of sales. Conversely our gross profit margins generally increase as our revenue and manufacturing volumes increase due to lower amounts of overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Fiscal Year Ended (in thousands)
	January 1, 2012		January 2, 2011
Net sales	$444,446	100%	$591,461	100%
Cost of sales:
Cost of sales	353,415	79.5%	419,199	70.9%
Restructuring and impairment charges	3,207	0.7%	2,411	0.4%

Total cost of sales	356,622	80.2%	421,610	71.3%

Gross profit	$87,824	19.8%	$169,851	28.7%

Our total gross profit and gross profit percentage decreased during fiscal 2011 compared to fiscal 2010, primarily as a result of our decreased revenue and our inability to absorb the resulting overhead and manufacturing costs due to our lower revenue. This resulted in the reduction in our gross margins as a percentage of revenue. We incurred approximately $3.2 million of restructuring and impairment charges in cost of sales during fiscal 2011 primarily related to severance, inventory and facility charges related to our 2011 restructuring activities to reduce our manufacturing costs. We incurred approximately $2.4 million of restructuring and impairment charges in cost of sales during fiscal 2010 primarily related to severance, inventory and facility related charges in Estonia as we closed our manufacturing facility and consolidated the activities into other locations. Included in cost of sales was stock-based compensation expense of $0.8 million and $0.4 million for fiscal 2011 and 2010 respectively for stock options and employee stock purchase plans.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross profit margins. In addition, we have introduced new products at lower sales prices and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. We currently expect that pricing pressures will remain strong in our industry. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Fiscal Year Ended (in thousands)
	January 1, 2012		January 2, 2011
Operating Expenses
Sales and marketing	$31,677	7.1%	$32,412	5.5%
Research and development	62,134	14.0%	62,492	10.6%
General and administrative	46,017	10.4%	46,716	7.9%
Restructuring and impairment charges	1,694	0.4%	1,407	0.2%

Total operating expenses	$141,522	31.9%	$143,027	24.2%

Sales and marketing expenses consist primarily of salaries and sales commissions, travel expenses, advertising and marketing expenses, selling expenses, customer demonstration unit expenses and trade show expenses. Sales and marketing expenses decreased by $0.7 million, or 2%, during fiscal 2011 as compared to fiscal 2010. The decrease was due primarily to lower commissions, offset in part by increased personnel costs.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors, including new product introduction schedules, prototype developments and hiring patterns. Research and development expenses decreased by $0.4 million, or 1%, during fiscal 2011 as compared to fiscal 2010, primarily due to higher personnel costs, offset in part by lower professional fees and lower material costs. In addition, non-cash equity based compensation expense pursuant to ASC Topic 718 increased by $0.9 million during fiscal 2011 compared to fiscal 2010.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. General and administrative expenses decreased by $0.7 million, or 1%, during fiscal 2011 as compared to fiscal 2010. This decrease was due to lower personnel related costs during fiscal 2011 as compared to fiscal 2010.

Included in total operating expenses is approximately $6.6 million for compensation expense that was recognized during fiscal 2011 for restricted stock, stock options and employee stock purchase plan awards. During fiscal 2010, approximately $2.9 million was recorded for similar expenses. The increase in equity based compensation expense is due primarily to options granted near the end of fiscal 2010 that began to be expensed in the fourth quarter of fiscal 2010, but which were expensed for all of fiscal 2011 and were issued with a weighted average fair value that was higher than those issued in fiscal 2009 and prior.

Restructuring charges of $1.7 million in operating expenses were recorded in fiscal 2011, including severance of approximately $3.0 million, primarily associated with the implementation of the 2011 Restructuring Plan. These amounts were offset in part by an adjustment which reduced restructuring and impairment charges by approximately $1.2 million related to the expiration of the statute of limitations regarding value added tax that was accrued in conjunction with the sale of the Company’s building in Sweden in 2007 and included in the loss recognized on the sale in 2007. The 2011 Restructuring Plan consists primarily of targeted headcount reductions in the Company’s manufacturing operations, as well as in general and administrative, selling and research and development functions.

The 2011 Restructuring Plan resulted in both cash and non-cash charges, which impacted the Company’s income statement in the fourth quarter of fiscal 2011 and is expected to impact the first quarter of fiscal 2012. The total amount of charges related to the workforce reductions are currently estimated to range between $2 million and $3.0 million, and include estimated severance and other employee related costs which will be paid out over the next 12 months.

Restructuring charges of $1.4 million were recorded in fiscal 2010, primarily related to severance costs in Estonia, the U.S. and Canada, and facility and asset-related charges in Estonia.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Fiscal Year Ended (in thousands)
	January 1, 2012		January 2, 2011
Interest income	$194	0.0%	$199	0.1%
Interest expense	(13,591)	(3.1)%	(14,165)	(2.4)%
Foreign currency gain (loss)	(5,659)	(1.3)%	(2,436)	(0.4)%
Gain (loss) on repurchase of convertible debt	(892)	(0.2)%	(351)	(0.1)%
Gain on exchange of convertible debt	—	—	483	0.1%
Loss on conversion of convertible debt	—	—	(1,049)	(0.2)%
Other income, net	1,344	0.3%	1,938	0.3%

Other income (expense), net	$(18,604)	(4.2)%	$(15,381)	(2.6)%

Interest expense decreased by $1.2 million during fiscal 2011 as compared to fiscal 2010, primarily due to the reduction of approximately $58 million of our outstanding 1.875% Notes from fiscal 2010 to fiscal 2011. Included in interest expense are non-cash charges related to the amortization of debt issuance costs, debt discount and bond accretion totaling $5.2 and $5.4 million for fiscal 2011 and 2010, respectively. We recognized a net foreign currency loss of $5.7 million for the year ended January 1, 2012 primarily due to fluctuations between the U.S. Dollar, the Euro and the Chinese RMB, compared to a foreign currency gain of $2.4 million for the year ended January 2, 2011.

Income Tax Provision

Our effective tax rate for the year ended January 1, 2012 was an expense of approximately 7.35% of our pre-tax loss of $5.3 million. Due to the uncertainty of the timing and ultimate realization of our deferred tax assets, we have recorded a valuation allowance against a portion of the assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction in the valuation allowance. Accordingly, tax expense for the year ended January 1, 2012 consisted primarily of tax expense from operations in foreign jurisdictions, primarily China and India, which cannot be offset against tax losses incurred in other jurisdictions, primarily the U.S. We expect our effective tax rate to continue to fluctuate based on the percentage of income earned in each tax jurisdiction.

The Company’s tax expense for 2011 was reduced by $1.3 million related to an adjustment to a liability for uncertain tax positions as well as the expiration of the statutory audit period and was increased by a $1.0 million withholding tax on a dividend from a foreign subsidiary. Although we had a consolidated pre-tax loss in 2011, we recognized income tax expense because of tax expense from profitable operations in foreign jurisdictions, primarily China and India, which cannot be offset against tax losses in other jurisdictions, primarily the U.S.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Fiscal Year Ended (in thousands)
	January 1, 2012	January 2, 2011
Operating income (loss)	$(53,697)	$26,824
Other income (expense), net	(18,604)	(15,381)

Income (loss) before income taxes	(72,302)	11,443
Income tax provision	5,317	7,730

Net income (loss)	$(77,619)	$3,713

Our net loss for the year ended January 1, 2012 was $77.6 million compared to net income of $3.7 million for the year ended January 2, 2011. Our net loss during fiscal 2011 as compared to our net income during fiscal 2010 is the result of lower revenues combined with lower gross margins due to lower manufacturing absorption which lead to higher manufacturing costs and lower gross profits. While operating expenses were slightly lower in 2011, they did not offset the lower gross profits from the lower revenue when compared to 2010. Other expenses were higher in 2011, due largely to the foreign currency loss of $5.3 million for 2011. For 2010, there was a foreign currency loss of $2.4 million.

Fiscal Years ended January 2, 2011 and January 3, 2010

Net Sales

Sales increased by 4% to $591.5 million for the fiscal year ended January 2, 2011, from $567.5 million for the fiscal year ended January 3, 2010. The increase was primarily due to the increase in direct sales to wireless network operators and others, offset by the decrease in demand from our original equipment manufacturer customers. The global recession and associated tight credit markets impacted both fiscal years’ sales and our strategy of focusing our sales efforts on higher margin product and solution sales contributed to the reduction in demand from original equipment manufacturers during 2010. Fiscal 2010 sales also were impacted by component supply constraints which had been reduced significantly by the end of fiscal 2010.

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

The increase in antenna system sales was primarily due to the increase in our sales directly to wireless network operators, who traditionally purchase antenna products directly from suppliers as opposed to original equipment manufacturers. The reduction in base station sales during 2010 was primarily related to our reduced sales to original equipment manufacturers who traditionally are the primary sellers of these types of products to wireless network operators. The global recession and associated tight credit markets impacted both fiscal years’ sales and our strategy of focusing our sales efforts on higher margin product and solution sales contributed to the reduction in demand for base station systems during 2010.

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

For the year ended January 2, 2011, total sales to Nokia Siemens Networks accounted for approximately 24% of sales for the year. For the year ended January 3, 2010, total sales to Nokia Siemens Networks accounted for approximately 34% of sales. No other single direct customer accounted for more than 10% of revenue in either year.

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

There was no amortization of customer-related intangibles from our acquisitions for fiscal 2010, compared with $0.9 million for fiscal 2009. The decreased amortization expense for fiscal 2010 was a result of the intangible asset amortization from our past acquisitions being fully completed in fiscal 2009.

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

Interest expense decreased during fiscal year 2010, as compared to fiscal years 2009 due to lower interest expense associated with the retirement of approximately $25.4 million in aggregate par value of our 1.875% Notes during fiscal 2009 and the retirement of approximately $3.0 million and $10.0 million in aggregate par value of our outstanding 1.875% Notes during Q2 2010 and Q3 2010 respectively. In addition, interest expense included non-cash interest for the amortization of the note discount on our 1.875% Notes of $3.7 million, which was $2.4 million lower than the $6.1 million for the 2009 period. These purchases of debt resulted in an aggregate loss of $0.4 million for fiscal 2010. We also experienced a gain of $0.5 million on the exchange of $60.0 million in aggregate principal amount of the 1.875% Notes for $60.0 million in aggregate principal amount of 1.875% Convertible Senior Subordinated Notes. During fiscal 2009, we recognized a gain of $9.8 million on the purchase of $25.4 million in aggregate principal amount of our outstanding 1.875% Notes. We recognized a net foreign currency loss of $2.4 million for the year ended January 2, 2011 primarily due to fluctuations between the U.S. Dollar, the Euro and the Chinese RMB, compared to a foreign currency gain of $4.0 million for the year ended January 3, 2010.

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

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, available borrowings under bank lines of credit, private debt offerings and both private and public equity offerings. Our principal sources of liquidity currently consist of our existing cash balances, funds expected to be generated from future operations, and available borrowings under our Credit Agreement. In addition, we generated $49.1 million (net of transaction costs) in cash in October 2011 from the sale of our current corporate headquarters facility, including the building and land. See Note 3 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data. As of January 1, 2012, we had working capital of $194.3 million, including $64.1 million in unrestricted cash and cash equivalents as compared to working capital of $131.8 million at January 2, 2011, which included $61.6 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the years ended January 1, 2012 and January 2, 2011:

	Fiscal Year Ended (in thousands)
	January 1, 2012	January 2, 2011
Net cash provided by (used in):
Operating activities	$(47,932)	$15,767
Investing activities	36,439	(2,780)
Financing activities	15,046	(13,029)
Effect of foreign currency translation on cash and cash equivalents	(1,033)	1,204

Net increase (decrease) in cash and cash equivalents	$2,520	$1,162

Operating Activities

Net cash used in operations during the year ended January 1, 2012 was $47.9 million as compared with $15.8 million provided by operations during the year ended January 2, 2011. The decrease in cash flow from operations is due to the reduction in revenue and the related increase in our net loss and an increase in working capital, primarily due to a decrease in accounts payable and accrued expenses and an increase in inventory, partially offset by a decrease in accounts receivable. During the second half of 2011, our revenues fell by over 55% as compared to the first half of 2011. We believe that the reduction in our revenue in the second half of 2011 was due to several factors including significant slowdowns in spending by network operators in several of our markets including North America, Western and Eastern Europe, and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers.

Investing Activities

Net cash provided by investing activities during fiscal 2011 was $36.4 million as compared to net cash used in investing activities of $2.8 million during fiscal 2010. The net cash provided by investing activities during fiscal 2011 includes proceeds from the sale and leaseback of our corporate headquarters located in Santa Ana, California for $49.1 million and net proceeds from the sale of other equipment of $0.3 million, capital expenditures of $7.7 million and the increase of $5.2 million of restricted cash. The net cash used in investing activities during fiscal 2010 represents capital expenditures of $4.7 million, offset by a reduction in our restricted cash of $1.7 million. The majority of the capital expenditures during both periods related to the purchase of computer hardware and test equipment utilized in our manufacturing and research and development areas.

Financing Activities

Net cash provided by financing activities during fiscal 2011 was $15.0 million, primarily comprised of $100.0 million in proceeds from the issuance of long-term debt, net of $58.0 million of cash paid to retire long-term debt, and $25.0 million of cash paid to repurchase common stock. Net cash used in financing activities of $13.0 million during fiscal 2010 relates primarily to the repurchase of $13.0 million in aggregate principal amount of our 1.875% Notes for approximately $12.7 million.

On July 26, 2011, we completed the private placement of $100 million in original principal amount of 2.75% Notes. We used the proceeds from the sale of the 2.75% Notes to repurchase $57.9 million in aggregate principal amount of our 1.875% Notes in 2011. We also utilized approximately $25.0 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of our Common Stock, and incurred debt issuance costs of $3.6 million during the year ended January 1, 2012. See Note 4 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

Future Cash Requirements

We currently believe that our existing cash balances and funds expected to be generated from operations and borrowings under our Credit Agreement will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement, described below. We are presently planning to initiate new cost reduction measures to both lower our manufacturing costs and reduce our operating expenses which we hope will improve our cash flow from operations. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operations. Our ability to generate positive cash flows from operations is subject to numerous risks and uncertainties. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we experience a prolonged period of reduced revenues and customer demand, and are unable to reduce our manufacturing costs and operating expenses to offset such reductions, our ability to execute our business plan and maintain operations will be impacted.

Long-Term Debt Position

We have a total of $252.2 million of long-term convertible subordinated notes outstanding at January 1, 2012, consisting of $0.1 million of 1.875% Notes, $150.0 million of 3.875% Notes and $102.1 million of 2.75% Notes. Holders of the 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2.75% Notes may require us to repurchase all or a portion of their notes for cash on July 15, 2018, 2025 or 2032 for a repurchase price equal to 100% of the accreted amount of the 2.75% Notes, plus accrued and unpaid interest on the original principal amount.

No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we do not generate sufficient cash from operations, timely reduce our manufacturing costs and operating expenses or improve our ability to generate cash, we may not have sufficient funds available to run our business or pay our maturing debt. If we have not retired the debt prior to maturity, and if we do not have adequate cash available at that time, we would be required to refinance the notes and no assurance can be given that we will be able to refinance the notes on terms acceptable to us or at all given current conditions in the credit markets. If our financial performance is poor or if credit markets remain tight, we will likely encounter a more difficult environment in terms of raising additional financing. If we are not able to repay or refinance the notes or if we experience a prolonged period of reduced customer demand for our products, our ability to maintain operations may be impacted.

Credit Agreement

We entered into a Credit Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) on April 3, 2009. On January 31, 2011, we entered into Amendment Number Four to the Credit Agreement and Waiver, and Amendment Number Three to Security Agreement (collectively, the “Amendment”). The Amendment extended the maturity date and the term of the Credit Agreement from August 15, 2011 to August 15, 2014. The Amendment also reduced the interest rate under the Credit Agreement by reducing the Base Rate Margin by 1.50% and the LIBOR Base Rate Margin (each as defined in the Credit Agreement) by 0.75%. The Credit Agreement carries an unused line fee of 0.5% per annum. In connection with the Amendment, we incurred issue costs of $0.3 million.

On July 19, 2011, we entered into Amendment Number Five to the Credit Agreement and Waiver to, among other things obtain the consent of Wells Fargo to the issuance of the 2.75% Notes and the repurchase of the 1.875% Notes.

On December 29, 2011, we entered into Amendment Number Six to the Credit Agreement and Waiver to: (i) reduce the maximum amount which can be borrowed under the Credit Agreement from $50 million to $30 million; (ii) amend the borrowing base to provide that, subject to the other variables included within the borrowing base calculation, the borrowing base may be increased in an amount equal to 100% of the undrawn amount of any cash collateralized letters of credit on any particular date (requiring the Company to deposit cash collateral into a designated deposit account); (iii) amend the definitions of “Financial Covenant Period” and “Commencement Date” to reduce the amount of availability and liquidity that the Company is required to maintain before the Company will be subject to a Financial Covenant Reporting Period (as defined in the Credit Agreement); (iv) and waive certain events of default. See Note 4 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

Pursuant to the Credit Agreement, the lenders thereunder have made available to us a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $30.0 million. Availability under the Credit Agreement is based on the calculation of our Borrowing Base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the Availability under the line of credit falls below $3.0 million or Domestic Liquidity (each as defined in the Credit Agreement) falls below $10.0 million. As of January 1, 2012 we were not required to comply with this covenant. As of January 1, 2012, we had approximately $13.9 million of availability under the Credit Agreement, of which approximately $6.3 million was utilized for an outstanding letter of credit.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed below under “Contractual Obligations and Commercial Commitments.” As of January 1, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist primarily of the following:

Long-Term Debt, Including Current Portion

At January 1, 2012, we had $0.1 million of our 1.875% Notes outstanding. These notes are convertible into shares of our Common Stock at the option of the holder, and the holders of such notes may require us to repurchase such notes on November 15, 2014.

At January 1, 2012, we had $150.0 million in principal amount of our 3.875% Notes outstanding. These notes are convertible into shares of our Common Stock at the option of the holder, and the holders of such notes may require us to repurchase such notes on October 1, 2014.

At January 1, 2012 we had $102.1 million in principal amount of our 2.75% Notes outstanding. These notes are convertible into shares of our Common Stock at the option of the holder, and the holders of such notes may require us to repurchase such notes on July 15, 2018. (See Note 4 of the Notes to Consolidated Financial Statements included under Part II, Item 8, Financial Statements and Supplementary Data.)

Operating Lease Obligations

The Company entered into a 15-year lease of its corporate headquarters facility with an effective date of October 21, 2011. The lease provides for two ten-year extension options and is a triple net lease under which the Company will pay insurance, real estate taxes, and maintenance and repair expense. The initial base rent is $3,964,000 per annum and escalates 2% per year commencing on the first anniversary of the effective date of the lease. In addition we have various operating leases covering vehicles, equipment, facilities and sales offices located throughout the world.

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

Contractual Obligations

As of January 1, 2012, expected future cash payments related to contractual obligations and commercial commitments were as follows:

	Payments Due by Period (in thousands)
	Less than 1 Year	1-3 Years	3-5 Years	Thereafter	Total
Short-term and long-term debt (including interest) (1)(2)(3)	$8,563	$165,776	$5,500	$104,234	$284,073
Operating lease obligations (4)	7,544	12,395	10,409	46,870	77,218
Purchase commitments with contract manufacturers	53,199	14	—	7	53,220
Other purchase commitments	8,027	—	—	—	8,027

Total contractual obligations and commercial commitments (5)	$77,333	$178,185	$15,909	$151,111	$422,538

(1)

Holders of the $0.1 million outstanding principal amount of our 1.875% Notes may require us to repurchase all or a portion of their notes for cash on November 15, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The figures in the table assume the notes will be repurchased at the note holders’ earliest option date and will not be held to maturity.

(2)

Holders of the $150.0 million outstanding principal amount of our 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. The figures in the table assume the notes will be repurchased at the note holders’ earliest option date and will not be held to maturity.

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

(4)

The company entered into a 15-year lease of its corporate headquarters facility with an effective date of October 21, 2011. The lease provides for two ten-year extension options and is a triple net lease under which the Company will pay insurance, real estate taxes, and maintenance and repair expense. The initial base rent is $3,964,000 per annum and escalates 2% per year commencing on the first anniversary of the effective date of the lease.

(5)

The liability for unrecognized tax benefits is not included above due to the uncertainty in the timing of payment. See Note 14 of the Notes to Consolidated Financial Statements under Part II, Item 8, Financial Statements and Supplementary Data.

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

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of January 1, 2012, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price for the debt.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 60% of our net sales during fiscal year 2011, 63% of our net sales during fiscal 2010 and 73% of our net sales during fiscal 2009. International sources include Europe, the Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk since the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. Alternatively, if a sale price is denominated in U.S. Dollars and the value of the U.S. Dollar falls, we may suffer a loss due to the lower value of the U.S. Dollar. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision would have on our business, financial condition and results of operations. For fiscal 2011, we recorded a foreign exchange translation loss of 5.7 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the U.S. Dollar fluctuates.

Interest Rate Risk

As of January 1, 2012, we had cash equivalents of approximately $70.3 million in both interest and non-interest bearing accounts, including restricted cash. We also had $0.1 million of 1.875% Notes at a fixed annual interest rate of 1.875%, $150.0 million of 3.875% Notes at a fixed rate of 3.875% and $102.2 million of 2.75% Notes at a fixed interest rate of 2.75%, which additionally accrete principal at a rate of 5.0% per year compounded semi-annually. We have exposure to interest rate risk primarily through our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and remained low throughout 2009, 2010, and 2011 as the U.S. Federal Reserve has attempted to mitigate the impact of worldwide economic recession of 2008. In spite of this, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure as of January 1, 2012, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Powerwave Technologies, Inc.

Santa Ana, California

We have audited the accompanying consolidated balance sheets of Powerwave Technologies, Inc. and subsidiaries (the “Company”), as of January 1, 2012 and January 2, 2011, and related consolidated statements of operations, comprehensive operations, shareholders’ equity (deficit), and cash flows for each of the three years ended January 1, 2012. Our audits also included the financial statement schedules listed in the index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of January 1, 2012 and January 2, 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Powerwave Technologies, Inc.:

We have audited the internal control over financial reporting of Powerwave Technologies, Inc. and subsidiaries (the “Company”), as of January 1, 2012, based on the criteria established in criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended January 1, 2012 of the Company, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Costa Mesa, California

February 28, 2012

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	January 1, 2012	January 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$64,121	$61,601
Restricted cash	6,162	930
Accounts receivable, net of allowance for sales returns and doubtful accounts of $4,225 and $4,595, respectively	96,777	186,960
Inventories	88,627	50,417
Prepaid expenses and other current assets	45,712	39,236
Deferred income taxes	6,968	6,331

Total current assets	308,367	345,475
Property, plant and equipment, net	27,771	76,276
Other assets	6,192	3,833

TOTAL ASSETS	$342,330	$425,584

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$71,094	$112,906
Accrued payroll and employee benefits	11,094	14,237
Accrued restructuring costs	3,112	749
Accrued expenses and other current liabilities	28,725	30,453
Current portion of long term debt	—	55,371

Total current liabilities	114,025	213,716
Long-term debt	252,190	150,000
Other liabilities	8,813	589

Total liabilities	375,028	364,305
Commitments and contingencies (Notes 9 and 10)
Shareholders’ equity:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding	—	—
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 31,684,831 and 33,693,758 shares issued and outstanding, respectively	866,716	882,720
Accumulated other comprehensive income	9,756	10,110
Accumulated deficit	(909,170)	(831,551)

Net shareholders’ equity (deficit)	(32,698)	61,279

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$342,330	$425,584

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Net sales	$444,446	$591,461	$567,486
Cost of sales:
Cost of goods	353,415	419,199	420,568
Intangible asset amortization	—	—	2,494
Restructuring and impairment charges	3,207	2,411	1,932

Total cost of sales	356,622	421,610	424,994

Gross profit	87,824	169,851	142,492
Operating expenses:
Sales and marketing	31,677	32,412	34,233
Research and development	62,134	62,492	58,920
General and administrative	46,017	46,716	47,658
Intangible asset amortization	—	—	947
Restructuring and impairment charges	1,694	1,407	2,611

Total operating expenses	141,522	143,027	144,369

Operating income (loss)	(53,698)	26,824	(1,877)
Other expense, net	(18,604)	(15,381)	(511)

Income (loss) before income taxes	(72,302)	11,443	(2,388)
Income tax provision	5,317	7,730	3,282

Net income (loss)	$(77,619)	$3,713	$(5,670)

Basic earnings (loss) per share:	$(2.36)	$0.14	$(0.22)

Diluted earnings (loss) per share:	$(2.36)	$0.14	$(0.22)

Shares used in the computation of earnings (loss) per share:
Basic	32,869	26,629	26,361
Diluted	32,869	27,243	26,361

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(in thousands)

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Net income (loss)	$(77,619)	$3,713	$(5,670)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax	(354)	(412)	(3,723)

Comprehensive income (loss)	$(77,973)	$3,301	$(9,393)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance at December 28, 2008	26,327	820,733	14,245	(829,594)	5,384
Issuance of common stock related to employee stock-based compensation plans	146	281	—	—	281
Repurchase of common stock	(2)	(15)	—	—	(15)
Stock-based compensation expense	—	4,355	—	—	4,355
Foreign currency translation adjustments	—	—	(3,723)	—	(3,723)
Net loss	—	—	—	(5,670)	(5,670)

Balance at January 3, 2010	26,471	825,354	10,522	(835,264)	612
Issuance of common stock related to employee stock-based compensation plans	166	837	—	—	837
Repurchase of common stock	(2)	(22)	—	—	(22)
Stock-based compensation expense	—	3,344	—	—	3,344
Reacquisition of equity component related to exchange of convertible notes	—	(5,827)	—	—	(5,827)
Debt to equity conversion	7,059	59,034	—	—	59,034
Foreign currency translation adjustments	—	—	(412)	—	(412)
Net income	—	—	—	3,713	3,713

Balance at January 2, 2011	33,694	$882,720	$10,110	$(831,551)	$61,279
Issuance of common stock related to employee stock-based compensation plans	234	1,650	—	—	1,650
Repurchase of common stock	(2,243)	(25,018)	—	—	(25,018)
Stock-based compensation expense	—	7,364	—	—	7,364
Foreign currency translation adjustments	—	—	(354)	—	(354)
Net loss	—	—	—	(77,619)	(77,619)

Balance at January 1, 2012	31,685	$866,716	$9,756	$(909,170)	$(32,698)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(77,619)	$3,713	$(5,670)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,826	17,903	19,401
Amortization	5,220	5,389	10,741
Non-cash restructuring and impairment charges	4,901	3,818	4,543
Provision for sales returns and doubtful accounts	896	896	1,860
Provision for excess and obsolete inventories	4,556	7,184	9,057
Deferred taxes	(637)	118	(3,245)
Compensation costs related to stock-based awards	7,364	3,344	4,355
Gain on exchange of convertible debt	—	(483)	—
(Gain) loss on repurchase of convertible debt	881	351	(9,767)
Gain on disposal of property, plant and equipment	(491)	(7)	(95)
Gain on settlement of litigation	—	—	(645)
Changes in operating assets and liabilities:
Accounts receivable	88,286	(42,535)	66,817
Inventories	(42,431)	3,128	10,247
Prepaid expenses and other current assets	(7,149)	(18,029)	1,330
Accounts payable	(40,402)	25,135	(55,481)
Accrued expenses and other current liabilities	(5,457)	5,958	(21,501)
Other non-current assets	(62)	19	500
Other non-current liabilities	386	(135)	(1,178)

Net cash provided by (used in) by operating activities	(47,932)	15,767	31,269
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,710)	(4,716)	(10,151)
Restricted cash	(5,232)	1,670	833
Proceeds from the sale of property, plant and equipment	49,381	266	394
Proceeds from the sale of business	—	—	500
Proceeds from the sale of assets held for sale	—	—	3,889
Acquisitions, net of cash acquired	—	—	1,960

Net cash provided by (used in) in investing activities	36,439	(2,780)	(2,575)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	100,000	—	—
Debt issuance costs	(3,568)	(1,263)	(1,305)
Proceeds from stock-based compensation arrangements	1,650	837	281
Repurchase of common stock	(25,018)	(22)	(15)
Retirement of long-term debt	(58,018)	(12,581)	(12,445)

Net cash provided by (used in) financing activities	15,046	(13,029)	(13,484)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(1,033)	1,204	(1,677)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,520	1,162	13,533
CASH AND CASH EQUIVALENTS, beginning of period	61,601	60,439	46,906

CASH AND CASH EQUIVALENTS, end of period	$64,121	$61,601	$60,439

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(in thousands)

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$7,195	$8,846	$9,117
Income taxes	$8,022	$3,988	$9,095
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$621	$1,161	$1,774
Conversion of 1.875% Convertible Subordinated Notes due 2024 (Note 4)	$—	$60,000	$—

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

Fiscal Year

The Company operates on a conventional 52-53 week accounting fiscal year that ends on the Sunday closest to December 31. The Company’s fiscal quarters generally span 13 weeks, with the exception of a 53-week fiscal year, when an additional week is added during the fourth quarter to adjust the year to the Sunday closest to December 31. Fiscal year 2009 ended on January 3, 2010, fiscal year 2010 ended on January 2, 2011, and fiscal year 2011 ended on January 1, 2012. Fiscal year 2012 will end on December 30, 2012. Fiscal years 2010 and 2011 each consisted of 52 weeks, and fiscal year 2009 consisted of 53 weeks.

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

Receivables from the Company’s customers are generally unsecured. To reduce the overall risk of collection, the Company performs ongoing evaluations of its customers’ financial condition. The Company’s product sales have historically been concentrated in a small number of customers. During the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, sales to customers that accounted for 10% or more of revenues for the fiscal year totaled $191.2 million, $142.6 million and $195.3 million, respectively. For fiscal year 2011, sales to Nokia Siemens Networks, Team Alliance, and Raycom accounted for approximately 16%, 16%, and 11% of revenues, respectively. For fiscal year 2010, sales to Nokia Siemens Networks accounted for approximately 24% of revenues. For fiscal year 2009, sales to Nokia Siemens Networks accounted for approximately 34% of revenues, respectively.

As of January 1, 2012, approximately 42% of total accounts receivable related to Team Alliance, Raycom and Nokia Siemens Networks with these customers representing 33%, 5% and 4% of total accounts receivable respectively.

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

Revenue Recognition

The majority of the Company’s revenue is derived from the sale of products. The Company recognizes revenue from product sales at the time of shipment or delivery and passage of title, depending upon the terms of the sale, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable and collectability is reasonably assured. The Company offers certain of its customers the right to return products within a limited time after delivery under specified circumstances, generally related to product defects. The Company monitors and tracks product returns and records a provision for the estimated amount of future returns based on historical experience and any notification it receives of pending returns. A portion of the Company’s sales involve contracts that may include the design, customization, implementation and installation of wireless coverage applications utilizing the Company’s coverage solution products. The Company recognizes revenue using the percentage-of-completion method for these types of arrangements. The Company measures progress toward completion by comparing actual costs incurred to total planned project costs. Such sales have not historically been a significant amount of the Company’s total sales.

Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expenses. Total advertising costs, including participation at industry trade shows, were $2.5 million, $2.6 million and $2.9 million for fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	January 1, 2012	January 2, 2011
Prepaid expense and other current assets	9,995	9,634
Costs and estimated earnings in excess of billings	35,717	29,602

Total prepaid expense and other current assets	$45,712	$39,236

In the first quarter of 2011, the Company adjusted its cost estimates on a coverage solutions project which reduced both costs and estimated earnings in excess of billings and gross margin by approximately $3.6 million.

Inventories

Inventories are as follows:

	January 1, 2012	January 2, 2011
Parts and components	$32,145	$22,165
Work-in-process	5,079	5,052
Finished goods	51,403	23,200

Total inventories	$88,627	$50,417

Inventories are net of an allowance for excess and obsolete inventories of approximately $15.8 million and $21.7 million as of January 1, 2012 and January 2, 2011, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Property, Plant and Equipment

Net property, plant and equipment are as follows:

	January 1, 2012	January 2, 2011
Machinery and equipment	$107,957	$106,665
Buildings and improvements	20,213	61,407
Land	1,193	16,059
Office furniture and equipment	47,172	45,955
Leasehold improvements	8,021	8,045

Gross property, plant and equipment	184,556	238,131
Less: Accumulated depreciation and amortization	(156,785)	(161,855)

Total property, plant and equipment, net	$27,771	$76,276

Depreciation expense totaled $13.8 million, $17.9 million and $19.4 million for 2011, 2010 and 2009, respectively.

On October 17, 2011, the Company entered into an Agreement of Purchase and Sale pursuant to which the Company sold all of its interest in its current corporate headquarters facility, including the building and land. The transaction was completed on October 21, 2011 and the Company received approximately $49.1 million in net proceeds.

In connection with the closing of the sale, the Company entered into a 15-year lease agreement of the corporate headquarters facility with an effective date of October 21, 2011. The lease also provides for two ten-year extension options and is a triple net lease under which the Company will pay insurance, real estate taxes, and maintenance and repair expenses. The initial base rent is approximately $3,964,000 per annum, payable in quarterly installments of $991,000, and escalates 2% per year commencing on the first anniversary of the effective date of the lease.

The Company recorded a deferred gain of approximately $8.6 million, which will be recognized over the 15-year lease term.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	January 1, 2012	January 2, 2011
Accrued freight and storage costs	$6,215	$6,483
Accrued warranty costs	7,780	7,029
Other accrued expenses and other current liabilities	14,730	16,941

Total accrued expenses and other current liabilities	$28,725	$30,453

Warranty

Accrued warranty costs are as follows:

	Fiscal Year Ended
Description	January 1, 2012	January 2, 2011
Warranty reserve beginning balance	$7,029	$7,038
Reductions for warranty costs incurred	(11,454)	(7,246)
Warranty accrual related to current period sales	12,205	7,237

Warranty reserve ending balance	$7,780	$7,029

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 4. Financing Arrangements and Long-Term Debt

Credit Agreement

The Company entered into a Credit Agreement with Wells Fargo Capital Finance, LLC (“Wells Fargo”) on April 3, 2009 (“Credit Agreement”). On January 31, 2011, the Company entered into Amendment Number Four to the Credit Agreement and Waiver, and Amendment Number Three to Security Agreement (collectively, the “Amendment”). The Amendment extended the maturity date and the term of the Credit Agreement from August 15, 2011 to August 15, 2014. The Amendment also reduced the interest rate under the Credit Agreement by reducing the Base Rate Margin by 1.50% and the LIBOR Base Rate Margin by 0.75%. The Credit Agreement carries an unused line fee of 0.5% per annum. In connection with the Amendment, the Company incurred issue costs of $0.3 million. On July 19, 2011, the Company entered into Amendment Number Five to the Credit Agreement and Waiver to, among other things; obtain the consent of Wells Fargo to the issuance of the 2.75% Notes and the repurchase of the 1.875% Notes. On December 29, 2011, the Company entered into Amendment Number Six to the Credit Agreement and Waiver to: (i) reduce the maximum amount which can be borrowed from $50 million to $30 million; (ii) amend the borrowing base to provide that, subject to the other variables included within the borrowing base calculation, the borrowing base may be increased in an amount equal to 100% of the undrawn amount of any cash collateralized letters of credit on any particular date (requiring the Company to deposit cash collateral into a designated deposit account); (iii) amend the definitions of “Financial Covenant Period” and “Commencement Date” to reduce the amount of availability and liquidity that the Company is required to maintain before the Company will be subject to a Financial Covenant Reporting period; (iv) and waive certain events of default.

Pursuant to the Credit Agreement, the lenders thereunder have made available to the Company a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $30.0 million. Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under the line of credit falls below $3.0 million or domestic liquidity falls below $10.0 million. As of January 1, 2012 the Company was not required to comply with this covenant. As of January 1, 2012, the Company had approximately $13.9 million of availability under the Credit Agreement, of which approximately $6.3 million was utilized for an outstanding letter of credit.

Long-term debt

Long-term debt is as follows:

	January 1, 2012	January 2, 2011
2.750% Convertible Senior Subordinated Notes due 2041	$102,139	$—
3.875% Convertible Subordinated Notes due 2027	150,000	150,000
1.875% Convertible Subordinated Notes due 2024	51	57,916

Subtotal	252,190	207,916
Less: unamortized discount Notes	—	(2,545)

Subtotal	252,190	205,371
Less: current portion of long-term debt Notes	—	(55,371)

Total debt	$252,190	$150,000

On July 26, 2011, the Company completed the private placement of $100 million in original principal amount of 2.75% Convertible Senior Subordinated Notes due 2041 (the “2.75% Notes”). The 2.75% Notes accrue interest at an annual rate of 2.75% per annum, payable semi-annually. They are convertible into Common Stock at an initial conversion price of approximately $15.61 per share, subject to adjustment in certain circumstances. The 2.75% Notes accrete principal at a rate of 5.00% per year compounded semi-annually. Accreted principal will not accrue interest, will not be eligible for conversion into Common Stock and will only be payable to holders upon reaching the mandatory repurchase date if the 2.75% Notes are not converted prior to such date. The 2.75% Notes will mature on July 15, 2041, unless otherwise redeemed, repurchased or converted in accordance with the terms of the indenture governing the 2.75% Notes. The Company may elect, in its sole

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

discretion, to convert all or a portion of the 2.75% Notes on or prior to July 15, 2015 if the closing price of its Common Stock equals or exceeds 130% of the then applicable conversion price for at least 20 trading days within a 30 consecutive trading day period. Holders of the 2.75% Notes may convert some or all of their notes into shares of the Company’s Common Stock at any time prior to the maturity date at an initial conversion rate of approximately 64.0615 shares of common stock per $1,000 in principal and interest of the 2.75% Notes. Holders of the 2.75% Notes may also require that the Company repurchase all or a portion of their notes on July 15, 2018, July 15, 2025 and July 15, 2032 for a repurchase price equal to 100% of the accreted principal amount of the 2.75% Notes, plus accrued and unpaid interest on the outstanding original principal amount of the 2.75% Notes. In addition, under certain circumstances related to a change in control, the conversion price of the notes may be adjusted downward, thereby increasing the number of shares issuable upon conversion.

The Company utilized approximately $25 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of its Common Stock.

Also in connection with the private placement of the 2.75% Notes, the Company repurchased $42.6 million in aggregate principal amount of the Company’s 1.875% Convertible Subordinated Notes due 2024 (the “1.875% Notes”). In addition, the Company repurchased an additional $15.3 million in aggregate principal amount of its 1.875% Notes in 2011. The combined repurchases resulted in a net loss of $0.9 million in 2011. In 2010, the Company repurchased approximately $13.0 million in aggregate principal amount of its outstanding 1.875% Notes, resulting in a net loss of approximately $0.4 million on the repurchase. In 2009, the Company repurchased approximately $25.4 million in aggregate principal amount of its outstanding 1.875% Notes, resulting in a net gain of approximately $9.8 million on the repurchase.

On September 24, 2007, the Company completed the private placement of $150.0 million aggregate principal amount of convertible subordinated notes due October 2027 (“3.875% Notes”). The 3.875% Notes are convertible into the Company’s common stock at a conversion rate of $43.55 per share, accrue interest at an annual rate of 3.875%, and mature in 2027. The Company may redeem the notes beginning on October 8, 2013 until October 7, 2014, if the closing price of the Company’s common stock is more than $55.60 for at least 20 trading days within a 30 consecutive trading day period ending on the last trading day of the calendar month preceding the calendar month in which the notice of redemption is made. The notes may be redeemed by the Company at any time after October 8, 2014. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. In addition, under certain circumstances related to a change in control, the conversion price of the notes may be adjusted downward, thereby increasing the number of shares issuable upon conversion.

On November 10, 2004, the Company completed the private placement of $200.0 million aggregate principal amount of convertible subordinated notes due November 2024 (the “1.875% Notes”). The 1.875% Notes are convertible into the Company’s common stock at a conversion price of $55.45 per share and accrue interest at an annual rate of 1.875%. The notes may be redeemed by the Company at any time after November 21, 2011. Holders of the notes may require the Company to repurchase all or a portion of their notes for cash on November 15, 2014 and 2019 at 100% of the principal amount of the notes, plus accrued and unpaid interest up to but not including the date of such repurchase. Holders of the notes may also require the Company to repurchase all or a portion of their notes in the case of a change in control. In addition, under certain circumstances related to a change in control, the conversion price of the notes may be adjusted downward, thereby increasing the number of shares issuable upon conversion.

On March 15, 2010, the Company entered into separate, privately-negotiated exchange agreements under which $60.0 million in aggregate principal amount of the outstanding 1.875% Notes were exchanged for $60.0 million in aggregate principal amount of new 1.875% Convertible Senior Subordinated Notes due 2024 (the “1.875% Convertible Senior Subordinated Notes”). The 1.875% Convertible Senior Subordinated Notes were convertible into the Company’s common stock at a conversion price of $1.70 (on a pre-Reverse Stock Split basis) per share and accrued interest at an annual rate of 1.875%. The 1.875% Convertible Senior Subordinated Notes allowed the Company to elect to automatically convert the 1.875% Convertible Senior Subordinated Notes in whole or in part at any time on or prior to the maturity date if the closing price of the Company’s common stock exceeded 125% of the conversion price then in effect for at least 20 trading days in any 30 day trading period. However, if the Company automatically converts the 1.875% Convertible Senior Subordinated Notes in this manner, it must make a cash payment to each holder in an amount equal to the aggregate interest payments that would have been payable on the 1.875% Convertible Senior Subordinated Notes from the last day through which interest was paid through November 15, 2011, discounted at the interest rate of US Treasury bonds with an equivalent remaining term to November 15, 2011 (the “Coupon Make-Whole Payment”.) On December 30, 2010 the Company effected the automatic conversion of the entire $60.0 million principal amount of its 1.875% Convertible Senior Subordinated Notes into an aggregate of 7,058,823 shares of the Company’s common stock and paid approximately $1.0 million in cash to the holders of the Notes in satisfaction of the Coupon Make-Whole Payment and in lieu of the issuance of fractional shares.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The note exchange was accounted for as an extinguishment of the 1.875% Notes. The difference between the fair value of the 1.875% Notes and the carrying amount of the 1.875% Notes, which included approximately $5.0 million in unamortized debt discount, was recorded as a gain on extinguishment of convertible debt of $0.5 million, net of unamortized debt issuance costs of $0.3 million in the accompanying Consolidated Statement of Operations. In addition, $5.8 million was allocated to the extinguishment of the equity component of the 1.875% Notes, and was recorded as a reduction to common stock in the accompanying Consolidated Balance Sheet.

The 2.75% Notes, the 3.875% Notes and the 1.875% Notes are general unsecured obligations of the Company and are subordinate in right of payment to all of the Company’s existing and future senior indebtedness. However, the 2.75% Notes are senior to both the 1.875% Notes and the 3.875% Notes. The indenture for each of these notes does not restrict the Company from incurring senior debt or other indebtedness and does not impose any financial covenants on the Company.

The Company accounted for its 1.875% Notes through November 15, 2011, the initial date that the holders could require the Company to repurchase their notes, in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options. This standard requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion to be separately accounted for in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The following tables provide additional information about the Company’s 1.875% Notes subject to this standard:

January 2, 2011
Carrying amount of the equity component	$49,703

Principal amount of the 1.875% Convertible Subordinated Notes	$57,916
Unamortized discount of liability component	$(2,545)

Net carrying amount of liability component	$55,371

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Effective interest rate on liability component	7.07%	7.07%	7.07%
Contractual interest expense recognized on the 1.875% Convertible Subordinated Notes	$680	$1,469	$3,750
Amortization of the discount on liability component	$1,864	$3,665	$6,149

The unamortized discount was recognized ratably through November 15, 2011. As of January 1, 2012, the if-converted value of the 1.875% Notes did not exceed the principal amount of such notes.

Note 5. Restructuring and Impairment Charges and Accrued Restructuring

The costs associated with these exit activities for the 2011 Restructuring Plan and the 2009 Restructuring Plan were recorded in accordance with the accounting guidance for “Exit or Disposal Obligations.” Pursuant to this guidance, a liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for one-time employee termination benefits that is incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The restructuring and integration plan is subject to continued future refinement as additional information becomes available.

2011 Restructuring Plan

In November 2011, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“2011 Restructuring Plan”). As part of this plan, the Company initiated personnel reductions of approximately 110 employees in both its domestic and foreign locations, with primary reductions in the U.S., Sweden, Finland, France, China and Canada. These reductions were undertaken in response to economic conditions and the significant decline in revenues in the third quarter of 2011. The Company finalized this plan in the fourth quarter of 2011; however, additional amounts may be accrued in 2012 related to actions associated with this plan.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Workforce Reductions
Balance as of January 2, 2011	$—
Amounts accrued	3,857
Amounts paid/incurred	(896)
Effects of exchange rates	64

Balance as of January 1, 2012	$3,025

The Company expects that the workforce reduction payments will be made through the fourth quarter of 2012.

2009 Restructuring Plan

In January 2009, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“2009 Restructuring Plan”). As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations, with primary reductions in the U.S., Finland and Sweden. These reductions were undertaken in response to economic conditions and the global macro-economic slowdown that began in the fourth quarter of 2008. The Company finalized this plan in the fourth quarter of 2009.

A summary of the activity affecting the accrued restructuring liability related to the 2009 Restructuring Plan for the fiscal year ended January 1, 2012 is as follows:

	Workforce Reductions	Facility Closures & Equipment Write-downs	Total
Balance as of January 2, 2011	$596	$—	$596
Amounts accrued	309	(30)	279
Amounts paid/incurred	(832)	30	(802)
Effects of exchange rates	14	—	14

Balance as of January 1, 2012	$87	—	87

The Company expects that the workforce reduction payments will be made through the first quarter of 2012.

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

A summary of the activity affecting the accrued restructuring liability related to the integration of the REMEC, Inc.’s wireless systems business and LGP Allgon for the fiscal year ended January 1, 2012 is as follows:

Facility Closures & Equipment Write-downs
Balance as of January 2, 2011	$153
Amounts accrued	(90)
Amounts paid/incurred	(63)
Effects of exchange rates	—

Balance as of January 1, 2012	$—

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The Company completed all remaining actions for this plan in the first quarter of 2011 and reversed the remaining accrual of approximately $0.1 million to restructuring expense. The Company will no longer report on this plan.

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in 2011, 2010 and 2009. A summary of these charges is listed below:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cost of Sales:
Restructuring and impairment charges:
Inventory charges	$—	$864	$—
Facility closure and asset impairment charges	2,028	718	955
Severance	1,179	829	977

Total cost of sales	3,207	2,411	1,932
Operating Expenses:
Restructuring and impairment charges:
Severance	2,987	1,360	2,442
Facility closure and asset impairment charges	(119)	47	169
Other charges	(1,174)	—	—

Total operating expenses	1,694	1,407	2,611

Total restructuring and impairment charges	$4,901	$3,818	$4,543

In fiscal 2011, the Company recorded charges of approximately $4.2 million in severance costs, of which $1.2 million and $3.0 million were recorded in cost of sales and operating expenses, respectively. In fiscal 2010, the Company recorded charges of approximately $2.2 million in severance costs, of which $0.8 million and $1.4 million was recorded in cost of sales and operating expenses, respectively. In fiscal 2009, the Company recorded severance charges of approximately $3.4 million, of which $1.0 million and $2.4 million was recorded in cost of sales and operating expenses, respectively.

In fiscal 2011, the Company had no charges related to the impairment of inventory. In fiscal 2010, the Company recorded a charge of approximately $0.9 million related to the impairment of inventory that has been disposed of and will not generate future revenue, primarily due to the closure of its manufacturing facility in Estonia. All such amounts were included in cost of sales.

In fiscal 2011, the Company recorded an adjustment to the excess remaining liability related to the restructuring plans associated with the Integration of LGP Allgon and REMEC, Inc.’s Wireless Systems Business, which reduced the total restructuring and impairment charges by $0.1 million. In addition, the Company recorded a net impairment charge of $2.0 million related to manufacturing equipment in China on discontinued or outsourced production lines. Also, the Company recorded an adjustment which reduced restructuring and impairment charges by $1.2 million related to the expiration of the statute of limitations regarding value added tax that was accrued in conjunction with the sale of the Company’s building in Sweden in 2007 and included in the loss recognized on the sale in 2007. In fiscal 2010, the Company recorded a charge of $0.2 million related to the final costs associated with the closure of an administrative site in the U.S. as well as a charge of $0.1 million consisting of the remaining lease payments of its Estonia manufacturing plant based on cease-use date criteria. Also in fiscal 2010, the Company recorded a net impairment charge of $0.6 million related primarily to manufacturing equipment and other assets that were disposed of, which were located in the Company’s closed plant in Estonia. Most of these fiscal 2010 charges were recorded in cost of sales. In fiscal 2009, the Company recorded a charge of approximately $0.2 million related to the closure of an administrative location in the Unites States. Also in fiscal 2009, the Company sold the Salisbury, Maryland building and recorded a charge of approximately $1.0 million to write the building down to its fair value less cost to sell. Approximately $1.0 million of these fiscal 2009 charges were recorded in cost of sales and $0.2 million was recorded in operating expenses.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 6. Other Income (Expense), Net

Other income (expense), net includes interest income and interest expense associated with the Company’s convertible subordinated notes and fees on its revolving Credit Agreement and gains and losses on foreign currency transactions. The components of other income (expense), net, are as follows:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Interest income	$194	$199	$572
Interest expense	(13,591)	(14,165)	(17,036)
Foreign currency gain, net	(5,659)	(2,436)	3,964
Gain (loss) on repurchase of convertible debt	(892)	(351)	9,767
Gain on exchange of convertible debt	—	483	—
Loss on conversion of convertible debt	—	(1,049)	—
Other income, net	1,344	1,938	2,222

Total other income (expense), net	$(18,604)	$(15,381)	$(511)

Other income (expense), net, for 2011 includes a loss of approximately $0.9 million related to the repurchase of approximately $55.5 million in aggregate principal amount of the Company’s 1.875% Notes. Other income (expense), net, for 2010 includes a loss of approximately $0.4 million related to the repurchase of approximately $13.0 million in aggregate principal amount of the Company’s 1.875% Notes, a gain of approximately $0.5 million related to the exchange of approximately $60.0 million in principal amount of the Company’s 1.875% Notes and a loss of approximately $1.0 million related to the conversion of $60.0 million in principal amount of the Company’s 1.875% Convertible Senior Subordinated Notes. Other income (expense), net, for 2009 includes a gain of approximately $9.8 million related to the repurchase of approximately $25.4 million in aggregate principal amount of outstanding 1.875% Notes.

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

Note 8. Earnings (Loss) Per Share

Basic earnings or loss per share is based upon the weighted average number of common shares outstanding. Diluted earnings or loss per share is based upon the weighted average number of common and potential common shares for each period presented, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options and restricted stock awards under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 7,665,119, 11,650,107 and 6,058,658 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 respectively, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Basic:
Net income (loss)	$(77,619)	$3,713	$(5,670)
Weighted average common shares	32,869	26,629	26,361
Basic earnings (loss) per share	$(2.36)	$0.14	$(0.22)
Diluted:
Net income (loss)	$(77,619)	$3,713	$(5,670)
Weighted average common shares	32,869	26,629	26,361
Potential common shares
Employee stock options	—	591	—
Restricted stock	—	23	—

Weighted average common shares, as adjusted	32,869	27,243	26,361

Diluted earnings (loss) per share	$(2.36)	$0.14	$(0.22)

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

Future minimum lease payments required under all operating leases as of January 1, 2012 are payable as follows:

Fiscal Year	Total
2011	$7,544
2012	6,443
2013	5,952
2014	5,477
2015	4,932
Thereafter	46,870

Total	$77,218

Total rent expense was $5.4 million, $4.3 million and $5.0 million for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

The Company has leased or subleased certain of its facilities. Future minimum rentals to be received by the Company under leases and subleases as of January 1, 2012 are as follows:

Fiscal Year	Total
2012	$2,322
2013	2,259
2014	2,251
2015	1,248
2016	378
Thereafter	378

Total	$8,836

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Legal Proceedings

On November 4, 2011, Jaybeam Wireless SAS and Jaybeam Limited filed a patent infringement lawsuit against the Company in United States District Court for the District of Delaware. The complaint alleges infringement by the Company of US patent 7,286,092 entitled Radio Communications Antenna with Misalignment of Radiation Lobe by Variable Phase Shifter. The complaint seeks compensatory damages, treble damages for willful infringement and temporary and permanent injunctive relief. The plaintiffs have not served the complaint on the Company and the parties are engaged in settlement discussions. If the parties are unable to reach a mutually agreed upon settlement, the Company intends to vigorously defend this matter.

In the first quarter of 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. The complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased our Common Stock between February 1, 2011 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

On February 23, 2012, one additional lawsuit that relates to the above purported shareholder class action was filed. The lawsuit, Yin Shen v. Buschur, et al., filed in the Superior Court of California, is a shareholder derivative action, purported to be brought by an individual shareholder on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant. The allegations of the derivative complaint closely resemble those in the class action and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaint asserts various claims for breach of fiduciary duty under state law.

In addition to the litigation discussed above, we are subject to other legal proceedings and claims in the normal course of business. We are currently defending these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain, we anticipate that we will be able to resolve these matters in a manner that will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Note 10. Contractual Guarantees and Indemnities

During its normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which the Company may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of January 1, 2012 includes:

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

Note 11. 401(k) and Profit-Sharing Plans

The Company sponsors a 401(k) and profit-sharing plan covering all eligible U.S. employees and provides for a Company match in cash on a portion of participant contributions. The Company’s 401(k) and profit sharing plan is managed by Fidelity Investments, and is an employee self-directed plan which offers a variety of investment choices via mutual funds. Employees may contribute up to 15% of their base salary, subject to IRS maximums. The Company’s matching contributions are made in cash and are invested in the same percentage among the various funds offered as selected by the employee. Effective for fiscal year 2010, the Company matches 100% of the first 3% of eligible compensation contributed and 50% of the next 2%. For prior periods, the Company matched 100% of the eligible compensation contributed up to 6%. Employer matching contributions for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 were $1.6 million, $1.3 million and $1.7 million, respectively. There was no discretionary profit sharing contributions authorized for the years ended January 1, 2012, January 2, 2011 or January 3, 2010.

Note 12. Employee Stock Purchase Plan

The Company’s Extended and Restated 1996 Employee Stock Purchase Plan, as amended to date, (the “ESPP”) provides for shares of common stock that are reserved for issuance under the plan. The ESPP, which is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code, is implemented utilizing semi-annual offerings with purchases occurring at six-month intervals. The ESPP permits eligible employees to purchase common stock through payroll deductions, which may not exceed 20% of an employee’s compensation. The price of common stock purchased under the ESPP is 85% of the lower of the fair market value of the common stock at the beginning of each six-month offering period or on the applicable purchase date. The total number of shares of common stock that may be purchased by an employee in any offering period may not exceed 1,000 shares. The Board may at any time amend or terminate the ESPP, except that no such amendment or termination may adversely affect shares previously granted under the ESPP. On November 2, 2010, the Company’s shareholders approved an amendment to the ESPP which increased the authorized number of common shares available for purchase under the ESPP from 378,190 to 1,378,190. As of January 1, 2012, there were rights to purchase approximately 58,100 shares under the ESPP’s current offering period, which concluded on January 31, 2012. There were 927,822 shares available for purchase as of January 1, 2012 under the ESPP. The Plan has a termination date of July 31, 2017.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

2010 Stock Option Plan

On August 10, 2010, the Board of Directors adopted the Company’s 2010 Omnibus Incentive Plan (“2010 Plan”), and the Company’s shareholders approved the 2010 Plan on November 2, 2010. The 2010 Plan authorizes the issuance of up to 4,400,000 shares of Common Stock. The 2010 Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance awards. The 2010 Plan is administered by a committee consisting of at least two independent non-employee members of the board of directors. The exercise price per share of a stock option shall not be less than the fair market value of the Company’s common stock on the date the option is granted. There were 1,550,970 options outstanding under the 2010 Plan as of January 1, 2012 at a weighted average exercise price of $10.68 per share. There were 2,849,030 shares available for grant under the 2010 Plan as of January 1, 2012. The 2010 Plan has a termination date of November 2, 2021.

After the effective date of the 2010 Plan, no additional awards may be made under the Company’s prior option plans. The Company’s prior option plans are as follows:

1995 Stock Option Plan

Pursuant to the amended Stockholder’s Agreement dated as of November 8, 1996 between the Company and certain of its original shareholders, those certain shareholders agreed that once the Company issued 657,000 shares of common stock under the 1995 Stock Option Plan, any additional shares issued under that plan upon an option exercise would be coupled with a redemption from those shareholders of an equal number of shares at a redemption price equaling the option exercise price. The effect of this transaction is to eliminate any dilution from the further exercise of options under the 1995 Plan. At January 1, 2012, there were 3,000 options outstanding under the 1995 Plan at a weighted average exercise price of $31.95 per share and there were a total of 3,000 shares of common stock held in escrow by the Company on behalf of those shareholders party to the Stockholder’s Agreement to fund all future exercises under the 1995 Plan.

1996 Stock Incentive Plan

As of January 1, 2012, there were 182,572 options outstanding under the 1996 Plan at a weighted average exercise price of $33.90 per share.

1996 Director Stock Option Plan

As of January 1, 2012, there were 77,000 options outstanding under the Director Plan at a weighted average exercise price of $9.43 per share.

2000 Stock Option Plan

As of January 1, 2012, there were 291,700 options outstanding under the 2000 Plan at a weighted average exercise price of $17.00 per share.

2002 Stock Option Plan

As of January 1, 2012, there were 229,705 options outstanding under the 2002 Plan at a weighted average exercise price of $21.15 per share.

2005 Stock Incentive Plan

As of January 1, 2012, there were 2,811 restricted shares subject to a risk of forfeiture. As of January 1, 2012, there were 1,180,720 options outstanding under the 2005 Plan at a weighted average exercise price of $12.84 per share.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Stock Option and Awards Activity

The following table summarizes activity for outstanding options under the Company’s stock option plans for the fiscal year ended January 1, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of January 2, 2011	3,425	$15.96
Granted	406	$4.88
Exercised	(96)	$4.94
Forfeited	(95)	$11.12
Expired	(124)	$52.90

Balance as of January 1, 2012	3,516	$13.81	6.81	$63

Vested or expected to vest as of January 1, 2012	3,396	$13.97	6.74	$56

Exercisable as of January 1, 2012	1,890	$18.04	5.33	$0

The following table summarizes information about all stock options outstanding as of January 1, 2012 under the Company’s stock option plans:

Range of Exercise Prices	Options Outstanding at January 1, 2012			Options Exercisable at January 1, 2012
	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Options Exercisable	Weighted Average Exercise Price
$1.70 - $2.40	991	$2.19	7.53	465	$2.33
$2.45 - $12.25	438	$6.14	7.33	243	$6.55
$12.85 - $12.85	1,097	$12.85	8.91	274	$12.85
$13.60 - $33.45	719	$26.98	3.31	638	$27.80
$34.00 - $86.20	271	$37.64	4.15	270	$37.64

Total	3,516	$13.81	6.81	1,890	$18.04

The aggregate intrinsic value of stock options exercised during 2011 and 2010 was $0.5 million and $0.1 million, respectively. There were no stock options exercised during fiscal 2009.

The total fair value of restricted stock awards vested during fiscal 2011, fiscal 2010 and fiscal 2009 was $0.1 million, $0.2 million and $0.2 million, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The following table summarizes activity for restricted stock awards for the fiscal year ended January 1, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of January 2, 2011	11	$27.97
Granted	—	—
Released	(8)	29.14
Forfeited	—	—

Balance as of January 2, 2012	3	$24.40

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

For the year ended January 1, 2012, the Company recognized total compensation expense of $7.4 million in its consolidated statement of operations, which consists of $6.9 million for stock options and $0.5 million for employee stock purchase plan awards. During the year ended January 2, 2011, the Company recognized total compensation expense of $3.3 million in its consolidated statement of operations, which consists of $2.9 million for stock options and $0.4 million for employee stock purchase plan awards. During the year ended January 3, 2010, the Company recognized total compensation expense of $4.4 million in its consolidated statement of operations, which consists of $4.3 million for stock options and $0.1 million for employee stock purchase plan awards.

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cost of sales	$774	$413	$1,047
Sales and marketing expenses	613	160	354
Research and development expenses	1,500	625	979
General and administrative expenses	4,477	2,146	1,975

Increase or decrease to operating income or loss before income taxes	7,364	3,344	4,355
Income tax benefit recognized	—	—	—

Impact on net income or loss	$7,364	$3,344	$4,355

Impact on earnings or loss per share:
Basic	0.22	0.13	0.17

Diluted	$0.22	$0.12	$0.17

As of January 1, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock based-awards and employee stock purchase plan was approximately $4.7 million (net of estimated forfeitures of $0.5 million) which is expected to be recognized over a weighted-average period of 1.4 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon, based upon the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of six months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a ten year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s common stock as well as the implied volatility utilized in determining market prices of the

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during fiscal years 2011, 2010 and 2009 was $3.08 per share, $7.75 per share and $2.25 per share, respectively.

The fair value of restricted stock awards is based upon the closing market price of the Company’s common stock on the date of grant. There were no restricted stock awards granted in 2011, 2010, or 2009.

The fair value of options granted under the Company’s stock incentive plans during fiscal years 2011, 2010 and 2009 was estimated on the date of grant using the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Weighted average risk-free interest rate	1.1%	2.2%	1.7%
Expected life (in years)	4.1	3.9	5.1
Expected stock volatility	73%	80%	138%
Dividend yield	None	None	None

Note 14. Income Taxes

The components of income (loss) from continuing operations before income taxes and income tax provision (benefit) for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 consist of the following:

	Fiscal Years Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Income (Loss) before income taxes:
United States	$(92,720)	$(22,487)	$(33,266)
Foreign	20,418	33,930	30,878

Total income (loss) before income taxes	$(72,302)	$11,443	$(2,388)

Income tax provision:
Current
Federal	—	(814)	(34)
State	48	175	152
Foreign	5,968	7,997	4,641

Total current income tax provision	6,016	7,358	4,759

Deferred
Federal	—	—	—
State	—	—	—
Foreign	(699)	372	(1,477)

Total deferred tax provision (benefit)	(699)	372	(1,477)

Total income tax provision	$5,317	$7,730	$3,282

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The provision for income taxes in the accompanying consolidated financial statements reconciles to the amount computed by applying the federal statutory rate of 35% to income (loss) before income taxes for the fiscal years ended January 1, 2012, January 2, 2011 and January 3, 2010 as follows:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Taxes at federal statutory rate	$(25,306)	$4,005	$(836)
State taxes, net	31	175	152
Foreign income taxed at different rates	(1,947)	(5,695)	(4,218)
Earnings of foreign subsidiaries subject to US tax	4,936	96	11,806
Imputed interest income	100	362	412
Change in FIN 48 reserve	(1,308)	67	(2,664)
Stock compensation – Non US	0	0	1,504
China withholding tax	1,377	646	738
IRS audit settlement	0	(814)	0
Other	129	379	28
Change in valuation allowance	27,305	8,509	(3,640)

Income tax provision	$5,317	$7,730	$3,282

Deferred income taxes reflect the net tax effects of tax carry-forwards and temporary differences between the carrying amount of assets and liabilities for tax and financial reporting purposes. The Company’s deferred tax assets and liabilities were comprised of the following major components:

	January 1, 2012	January 2, 2011
Deferred tax assets (liabilities)
Accruals and provisions	$15,565	$12,090
Net operating loss carry-forwards	188,752	182,102
Property, plant and equipment	4,538	6,662
Intangibles	71,141	70,714
Tax credit carry-forwards	15,209	19,130
Other	8,682	4,509
Convertible Debt	(3,897)	(4,533)
Inventory reserve	579	382

Gross deferred tax assets	300,569	291,056
Less: valuation allowance	(293,601)	(284,725)

Net deferred tax assets	$6,968	$6,331

As of January 1, 2012, the Company has $1,691.3 million of U. S. federal and state net operating loss carry-forwards and $138.4 million of foreign net operating losses, net of uncertain tax positions, some of which will begin to expire in 2023 if not utilized. Of the $1,691.3 million of U.S. federal and state net operating loss carry-forwards, $14 million relates to stock options and will be credited to equity when utilized. Net operating loss carry-forwards, and the related carry-forward periods, as of January 1, 2012, are summarized as follows:

	Net Operating Loss	Tax Benefit Amount	Valuation Allowance	Expected Tax Benefit	Carry-forward Period Ends
United States Federal net operating loss	422,623	142,952	(142,952)	—	2023
United States State net operating loss	1,268,665	13,311	(13,311)	—	Various
Foreign net operating losses	138,384	37,148	(35,585)	1,563	Various

Total	1,829,672	193,411	(191,848)	1,563

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

A valuation allowance of approximately $191.8 million has been provided for certain net operating loss carry-forwards above. This valuation allowance reduces the deferred tax asset related to net operating loss carry forwards of $1.6 million to an amount that is more likely than not to be realized.

The Company also has federal and California tax credit carry-forwards of $8.0 million and $11 million, respectively. The federal credits will begin to expire in 2021 and a portion of the California tax credits expire in 2011. A full valuation allowance has been provided for the federal and California tax credits.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the actual timing within which the underlying temporary differences become taxable or deductible. Based on historical and forecasted earnings, the Company recorded a valuation allowance of approximately $0.02 million for Powerwave Technologies (Suzhou) Co., Ltd during the fourth quarter of 2011. The Company continued to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2011 where the Company believes it is more likely than not that deferred tax assets will not be realized.

As of January 1, 2012, the cumulative unremitted earnings of other subsidiaries outside the U.S., considered permanently reinvested, for which no income or withholding taxes have been provided, approximated $94 million. Such earnings are expected to be reinvested indefinitely and, as a result, no deferred tax liability has been recognized with regard to the remittance of such earnings. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both foreign withholding taxes and U.S. income taxes, less applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation, but is not expected to result in additional U.S. tax expense as a result of the Company’s U.S. net operating losses and valuation allowance.

On January 2, 2006, the Company reported results in accordance with FASB ASC Topic 718 and recognized expenses in 2006, 2007, 2008, 2009, 2010 and 2011 related to stock-based compensation. Some of those costs are not deductible in the U.S. or in foreign countries. In addition to the net operating losses disclosed above, the Company has approximately $14.1 million of net operating losses related to excess tax deductions which are excluded from the deferred tax tabular disclosure. When such net operating losses are utilized, the Company would expect to credit equity for approximately $5.0 million. For purposes of determining when the net operating losses are utilized, the Company has elected to be on the “with and without” method.

FASB ASC Topic 740 clarifies the accounting for uncertainties in income taxes by prescribing guidance for the recognition, de-recognition and measurement in financial statements of income tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns, including a decision whether to file or not to file in a particular jurisdiction. FASB ASC Topic 740 requires that any liability created for unrecognized tax benefits be disclosed. The application of FASB ASC Topic 740 may also affect the tax bases of assets and liabilities and therefore may change or create deferred tax liabilities or assets. The tax years subject to examination for the Company’s U.S. federal return are the 2008 through 2011 tax years, including adjustments to net operating loss carryovers in those years. In addition, the Company has subsidiaries in various foreign jurisdictions that have statutes of limitations generally ranging from 3 to 6 years.

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

As of January 1, 2012, the liability for income taxes associated with uncertain tax positions was $6.0 million. Of this amount, $4.0 million, if recognized, would affect tax expense and would require penalties and interest of $0.7 million, $0.6 million would result in an increase in prepaid assets, and $0.7 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance. Further, the $0.7 million, if realized would result in a $0.05 million decrease of the state deferred tax assets, specifically state net operating losses.

The decrease in the liability for income taxes associated with uncertain tax positions decreased from 23.1 million at January 2, 2011 to 6.0 million at January 1, 2012 primarily resulting from the Company amending its originally filed tax reporting positions for fiscal years 2009 and 2010 in the amounts of $7.3 million and $8.4 million, respectively. The net

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

operating loss carry forward amount was reduced to reverse the uncertain tax position for fiscal year 2009. The uncertain tax position for fiscal year 2010 was reported on the originally filed U.S. federal income tax return so there is no longer an uncertain tax position. Accordingly, the Company reduced its deferred tax assets for which the Company has recorded valuation allowance so there was no impact to the Company’s tax expense.

Interest and penalties recognized on the accompanying Consolidated Statement of Operations were $0.4 million and $0.2 million for fiscal years 2010 and 2011, respectively. The amount for fiscal year 2009 was not material.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows (in millions):

	January 1, 2012	January 2, 2011	January 3, 2010
Unrecognized tax benefits beginning of year balance	$22,320	$14,381	$10,286
Gross increases for tax positions of prior years	—	219	—
Gross decreases for tax positions of prior years	(16,850)	(953)	(2,990)
Gross increases for tax positions of current year	—	8,673	7,989
Settlements	—	—	—
Lapse of statute of limitations	(103)	—	(904)

Unrecognized tax benefits ending of year balance	$5,367	$22,320	$14,381

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

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. As of January 1, 2012, the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of January 1, 2012, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2008. As of January 1, 2012, the Company is not under examination by federal or state taxing authorities.

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

Long-Term Debt

The fair value of the Company’s long-term debt is estimated based on the quoted market prices for the debt. The Company’s long-term debt consists of convertible subordinated notes, which are not actively traded as an investment instrument, and therefore, the quoted market prices may not reflect actual sales prices at which these notes would be traded. The Company carries and values these instruments at their stated principal value, which represents the amount due at maturity less any unamortized discount or plus any accreted premium.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

The estimated fair values of the Company’s financial instruments were as follows:

	January 1, 2012		January 2, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$64,121	$64,121	$61,601	$61,601
Restricted cash	6,162	6,162	930	930
Long-term debt
2.750% Convertible Senior Subordinated Notes due 2041	102,139	61,028	—	—
3.875% Convertible Subordinated Notes due 2027	$150,000	$71,250	$150,000	$134,070
1.875% Convertible Subordinated Notes due 2024	51	51	55,371	57,626

ASC 820-10 requires that for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets. The Company’s assets measured at fair value on a recurring basis include only cash and cash equivalents and restricted cash, both of which are based upon quoted prices in active markets for identical assets.

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

Customer Information

The Company manufactures multiple product categories at its manufacturing locations and produces certain products at more than one location. With regard to sales, the Company sells its products through two major sales channels. The first channel is the original equipment manufacturer channel, which consists of large global companies such as Alcatel-Lucent, Ericsson, Huawei, Motorola, Nokia Siemens Networks and Samsung. The other major channel is direct to wireless network operators, such as AT&T, Bouyges, Orange, Raycom, Serta, Sprint, T-Mobile, Verizon Wireless and Vodafone. A majority of the Company’s products are sold in both sales channels. The Company maintains global relationships with most of its customers. The Company’s original equipment manufacturer customers normally purchase on a global basis and the sales to these customers, while recognized in various reporting regions, are managed on a global basis. For network operator customers, where they have a global presence, the Company typically maintains a global purchasing agreement. Individual sales are made on a regional basis.

The Company measures its success by monitoring its net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Product Group Information

The following table presents an analysis of the Company’s sales based upon product groups:

Wireless Communications Product Groups	Fiscal Year Ended
	January 1, 2012		January 2, 2011		January 3, 2010
Antenna systems	$211,011	47%	$256,743	44%	$150,610	27%
Base station systems	176,345	40%	280,010	47%	364,166	64%
Coverage systems	57,090	13%	54,708	9%	52,710	9%

Total net sales	$444,446	100%	$591,461	100%	$567,486	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station subsystems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions.

Geographic Information

The following schedule presents an analysis of the Company’s sales based upon the geographic area to which a product was shipped:

Geographic Area	Fiscal Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
United States	$169,456	$214,554	$148,173
Asia Pacific	118,069	187,433	233,463
Europe	112,805	148,830	135,600
Other international	44,116	40,644	50,250

Total net sales	$444,446	$591,461	$567,486

Sales to the Asia Pacific region primarily include shipments to China, South Korea, and India. Sales to China were $72.0 million, $121.0 million, and $136.0 million during the years ended January 1, 2012, January 2, 2011 and January 3, 2010 respectively and sales to South Korea were $21.6 million, $31.6 million and $56.3 million during the years ended January 1, 2012, January 2, 2011 and January 3, 2010 respectively. Sales to Europe primarily include shipments to Finland, France, Russia and the Netherlands. Sales to Finland were $4.7 million, $15.9 million and $55.2 million during the years ended January 1, 2012, January 2, 2011 and January 3, 2010 respectively and sales to Russia were $24.5 million, $39.3 million and $4.2 million during the years ended January 1, 2012, January 2, 2011 and January 3, 2010 respectively. Sales to other international regions primarily include shipments to Middle East, Canada, Mexico, and South America. Sales to the Middle East were $19.0 million, $32.2 million and $34.6 million during the years ended January 1, 2012, January 2, 2011 and January 3, 2010 respectively.

The following table presents an analysis of the Company’s long-lived assets based upon geographic area to which the asset resides:

Geographic Area	Fiscal Year Ended
	January 1, 2012	January 2, 2011
United States	$5,781	$48,872
Asia Pacific	13,236	16,905
Europe	8,464	10,161
Other international	290	338

Total long lived assets	$27,771	$76,276

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tabular amounts in thousands, except per share data)

Note 18. Quarterly Financial Data (Unaudited)

	Quarter Ended
	April 3, 2011	July 3, 2011	October 2, 2011	January 1, 2012
Fiscal 2011:
Net sales	$136,624	$170,641	$77,078	$60,103
Gross profit (loss)	$35,860	$47,792	$5,796	$(1,624)
Net income (loss)	$(6,975)	$7,021	$(35,084)	$(42,581)
Basic income (loss) per share	$(0.21)	$0.21	$(1.09)	$(1.34)
Diluted income (loss) per share	$(0.21)	$0.20	$(1.09)	$(1.34)

	April 4, 2010	July 4, 2010	October 3, 2010	January 2, 2011
Fiscal 2010:
Net sales	$114,473	$144,580	$156,813	$175,595
Gross profit	$29,811	$41,989	$46,030	$52,021
Net income (loss)	$(10,818)	$224	$7,934	$6,373
Basic income (loss) per share	(0.41)	$0.01	$0.30	$0.24
Diluted income (loss) per share	$(0.41)	$0.01	$0.26	$0.23

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2012. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal controls over financial reporting as of January 1, 2012. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of January 1, 2012, our internal controls over financial reporting are effective. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the fourth quarter of our fiscal year ended January 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated into this annual report by reference to an amendment to this annual report which will be filed within 120 days after our fiscal year end of January 1, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this annual report by reference to an amendment to this annual report which will be filed within 120 days after our fiscal year end of January 1, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated into this annual report by reference to an amendment to this annual report which will be filed within 120 days after our fiscal year end of January 1, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated into this annual report by reference to an amendment to this annual report which will be filed within 120 days after our fiscal year end of January 1, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated into this annual report by reference to an amendment to this annual report which will be filed within 120 days after our fiscal year end of January 1, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as a part of this annual report:

(1)	Financial Statements

The financial statements included in Part II, Item 8 of this document are filed as part of this annual report.

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts. All other schedules are omitted as the required information is inapplicable or the information is included in the consolidated financial statements or related notes.

(3)	Exhibits

The following exhibits are filed as part of this Report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company as amended through October 28, 2011. (i)

3.2	Amended and Restated Bylaws of the Company as amended through March 18, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2011).

3.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Junior Participating Preferred Stock of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 2.1 to Registrant’s Registration Statement on Form 8-A(File No. 000-21507) filed with the Securities and Exchange Commission on June 5, 2001).

4.1	Stockholders’ Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

4.1.1	Amendment to Stockholders Agreement dated November 8, 1996 by and among Powerwave Technologies, Inc. and certain stockholders (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on December 3, 1996).

4.2	Indenture, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee relating to the Company’s 1.875% Convertible Subordinated Notes due 2024 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 000-21507) filed with the Securities and Exchange Commission on November 10, 2004).

4.3	Registration Rights Agreement, dated as of November 10, 2004, by and between Powerwave Technologies, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 000-21507) dated November 4, 2004 filed with the Securities and Exchange Commission on November 10, 2004).

4.4	Form of Global 1.875% Convertible Subordinated Note due 2024 (incorporated by reference to Exhibit A-1 of Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 000-21507) filed with the Securities and Exchange Commission on November 10, 2004).

4.5	Indenture, dated September 24, 2007, by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company America, as trustee relating to the Company’s 3.875% Convertible Subordinated Notes due 2027 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2007).

Exhibit Number	Description

4.6	Registration Rights Agreement, dated September 24, 2007 by and between the Company and Deutsche Bank Securities, Inc. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (File No. 000-21507) filed with the Securities and Exchange Commission on September 24, 2007).

4.7	Form of Global 3.875% Convertible Subordinated Note due 2027 (incorporated by reference to Exhibit A-1 of Exhibit 4.1 of the Company’s Current Report on Form 8-K (File No. 000-21507) filed with the Securities and Exchange Commission on September 24, 2007).

4.8	Indenture, dated as of July 26, 2011 by and between Powerwave Technologies, Inc. and Deutsche Bank Trust Company Americas, as trustee relating to the Company’s 2.75% Convertible Senior Subordinated Notes due 2041 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011).

4.9	Form of Global 2.75% Convertible Senior Subordinated Note due 2041 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2011).

10.1	Powerwave Technologies, Inc. 1996 Stock Incentive Plan (the “1996 Plan”) (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.1.1	Amendment No. 1 to the 1996 Plan (incorporated by reference to Exhibit 10.6.1 to the Company’s Registration Statement on Form-S-1 (File No. 333-28463) as filed with the Securities and Exchange Commission on June 4, 1997).*

10.1.2	Amendment No. 2 to the 1996 Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (File No. 333-65459) as filed with the Securities and Exchange Commission on October 8, 1998).*

10.1.3	Form of Stock Option Agreement for the 1996 Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) filed with the Securities and Exchange Commission on October 8, 1996).*

10.1.4	Form of Restricted Stock Purchase Agreement for the 1996 Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) filed with the Securities and Exchange Commission on October 8, 1996).*

10. 2	Powerwave Technologies, Inc. Amended and Restated 1996 Director Stock Option Plan (the “Director Plan”) as amended through August 12, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on From 10-K filed with the Securities and Exchange Commission on February 19, 2010).*

10.2.1	Form of Stock Option Agreement for the Director Plan (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) filed with the Securities and Exchange Commission on October 8, 1996).*

10.3	Redemption Agreement, dated October 10, 1995, among the Company and certain stockholders (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form-S-1 (File No. 333-13679) as filed with the Securities and Exchange Commission on October 8, 1996).*

10.5	Powerwave Technologies, Inc. 2000 Stock Option Plan (the “2000 Plan”) (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-38568) filed with the Securities and Exchange Commission on June 5, 2000).*

Exhibit Number	Description

10.5.1	Form of Stock Option Agreement for the 2000 Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-38568) filed with the Securities and Exchange Commission on June 5, 2000).*

10.6	Powerwave Technologies, Inc. 2002 Stock Option Plan (the “2002 Plan”) (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (File No. 333-88836) filed with the Securities and Exchange Commission on May 22, 2002).*

10.6.1	Form of Stock Option Agreement for the 2002 Plan (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-88836) filed with the Securities and Exchange Commission May 22, 2002).*

10.7	Powerwave Technologies, Inc. 2005 Stock Incentive Plan (the “2005 Plan”) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21507) as filed with the Securities and Exchange Commission on November 17, 2005).*

10.7.1	Form of Stock Option Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-21507) as filed with the Securities and Exchange Commission on November 17, 2005).*

10.7.2	Form of Restricted Stock Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-21507) as filed with the Securities and Exchange Commission on November 17, 2005).*

10.7.3	Form of Stock Appreciation Rights Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-21507) as filed with the Securities and Exchange Commission on November 17, 2005).*

10.7.4	Form of Restricted Stock Unit Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 000-21507) as filed with the Securities and Exchange Commission on November 17, 2005).*

10.7.5	Form of Stock Award Agreement under the 2005 Plan (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 000-21507) as filed with the Securities and Exchange Commission on November 17, 2005).*

10. 8	Powerwave Technologies, Inc. Extended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-21507) filed with the Securities and Exchange Commission on December 7, 2007).*

10.8.1	Amendment to the Powerwave Technologies, Inc. Extended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 13, 2008).*

10.8.2	Amendment to Powerwave Technologies, Inc. Extended and Restated 1996 Employee Stock Purchase Plan (incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 27, 2010). *

Exhibit Number	Description

10. 9	2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Notice and Proxy Statement filed with the Securities and Exchange Commission on September 27, 2010). *

10.9.1	Form of Stock Option Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.9.2	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.9.3	Form of Stock Appreciation Rights Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.9.4	Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.9.5	Form of Stock Award Agreement under the 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2010).*

10.10	Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.11	Amended and Restated Change in Control Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.12	Amended and Restated Severance Agreement dated as of August 13 2008, between the Company and Ronald J. Buschur (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.13	Amended and Restated Severance Agreement dated as of August 13, 2008, between the Company and Kevin T. Michaels (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.14	Letter Agreement regarding Change of Control Benefits between the Company and J. Marvin MaGee dated December 17, 2008 (incorporated by reference to Exhibit 10.29 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.15	Letter Agreement Regarding Change of Control Benefits between the Company and Khurram Sheikh dated December 17, 2008 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2009).*

10.16	Credit Agreement dated April 3, 2009 by and among Powerwave Technologies, Inc., as borrower, the lenders named therein and Wells Fargo Foothill, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2010).

Exhibit Number	Description

10.16.1	Waiver, Consent, Amendment Number One to Credit Agreement and Amendment Number One to Security Agreement dated December 31, 2009 by and among Powerwave Technologies, Inc., the lenders named therein and Wells Fargo Foothill, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 19, 2010).

10.16.2	Amendment Number Two to Credit dated March 11, 2010, by and among Powerwave Technologies, Inc., the lenders named therein and Wells Fargo Capital Financeas arranger and administrative agent (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2010).

10.16.3	Waiver, Amendment Number Three to Credit Agreement and Amendment Number Two to Security Agreement dated April 1, 2010 by and among Powerwave Technologies, Inc., the lenders named therein and Wells Fargo Capital Finance, LLC, as arranger and administrative agent (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 6, 2010).

10.16.4	Amendment Number Four to Credit Agreement and Waiver and Amendment Number Three to Security Agreement dated January 31, 2011 by and among Powerwave Technologies, Inc., the lenders named therein and Wells Fargo Capital Finance LLC as arranger and administrative agent for the lender group. (incorporated by reference to Exhibit 10.32.4 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2011).

10.16.5	Amendment No. Five to Credit Agreement, Consent and Waiver dated July 19, 2011 by and among Powerwave Technologies, Inc., the lenders named therein and Wells Fargo Capital Finance LLC, as arranger and administrative agent for the lender group. (i)

10.16.6	Amendment No. Six to Credit Agreement and Waiver dated December 29, 2011 by and between Powerwave Technologies, Inc. and Wells Fargo Capital Finance LLC, as arranger and administrative agent. (i)

10.17	Agreement of Purchase and Sale between Powerwave Technologies, Inc. and AG Lease Acquisition Corp dated October 17, 2011. (i)

10.18	Real Estate Lease Agreement between Powerwave Technologies, Inc. and AGNL Antenna L.P. dated October 21, 2011. (i)

21.1	Subsidiaries of the registrant. (i)

23.1	Consent of Independent Registered Public Accounting Firm. (i)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. (i)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934. (i)

32.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.** (i)

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

(i)	Filed herewith
*	Indicates Item 15(a)(3) exhibit (management contract or compensation plan or arrangement).
**	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.
***	In accordance with Rule 406T of Regulation S-T, this XBRL information shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed filed or made a part of a registration statement or prospectus for purposes of Section 11 and Section 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 28th day of February 2012.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/S/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012

/S/ CARL W. NEUN Carl W. Neun	Chairman of the Board of Directors	February 28, 2012

/S/ JOHN L. CLENDENIN John L. Clendenin	Director	February 28, 2012

/S/ MOIZ M. BEGUWALA Moiz M. Beguwala	Director	February 28, 2012

/S/ DAVID L. GEORGE David L. George	Director	February 28, 2012

/S/ EUGENE L. GODA Eugene L. Goda	Director	February 28, 2012

/S/ KEN J. BRADLEY Ken J. Bradley	Director	February 28, 2012

/S/ RICHARD E. BURNS Richard E. Burns	Director	February 28, 2012

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charges to Costs and Expenses	Deductions	Balance at End of Period
Year ended January 1, 2012:
Allowance for doubtful accounts and sales returns	$4,595	896	(1,266)	$4,225
Allowance for excess and obsolete inventory	$21,734	4,556	(10,526)	$15,764
Year ended January 2, 2011:
Allowance for doubtful accounts and sales returns	$8,349	896	(4,650)	$4,595
Allowance for excess and obsolete inventory	$22,625	7,184	(8,075)	$21,734
Year ended January 3, 2010:
Allowance for doubtful accounts and sales returns	$9,478	1,860	(2,989)	$8,349
Allowance for excess and obsolete inventory	$43,377	9,057	(29,809)	$22,625