Form 10-K/A
period 2012-01-01
POWERWAVE TECHNOLOGIES INC
filed 2012-04-30
CIK 1023362

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

(714) 466-1000

(Registrant’s telephone number, including area code )

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 3, 2011, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of the registrant was approximately $513,913,200, which was computed based on the number of shares held by non-affiliates of the registrant as of that date and the closing price of the registrant’s Common Stock, par value $0.0001 per share, on the NASDAQ Global Select Market as of that date, which was $15.25 (adjusted to reflect the 1-for-5 reverse stock split of the registrant’s outstanding Common Stock, effective on October 28, 2011). For purposes of this calculation, the registrant has assumed that all directors, officers and greater than 10% stockholders of the registrant are affiliates. This assumption shall not be deemed to reflect a determination that such persons are affiliates of the registrant for any other purpose.

As of April 24, 2012 the number of outstanding shares of Common Stock, par value $0.0001 per share, of the registrant was 31,741,931.

Documents Incorporated by Reference

None

POWERWAVE TECHNOLOGIES, INC.

Explanatory Note

Powerwave Technologies Inc. (“we,” “us,” “our,” the “Company” or “Powerwave”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended January 1, 2012 (“fiscal 2011”), to include the information required by Part III of form 10-K (Items 10, 11, 12, 13 and 14) as permitted by General Instruction G(3) of Form 10-K. In connection with the filing of this Amendment No. 1 we are also including certain currently dated certifications of our Chief Executive Officer and Chief Financial Officer. Except for the addition of disclosures in response to Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in Powerwave’s Form 10-K for the fiscal year ended January 1, 2012 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events occurring after February 28, 2012, the date of filing of our original form 10-K, or modify or update those disclosures that may have been affected by subsequent events. All per share amounts in this Amendment No. 1 have been adjusted to reflect the 1-for-5 reverse stock split of Powerwave’s issued and outstanding Common Stock, effective on October 28, 2011.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Directors

Moiz M. Beguwala, 65, has been a member of Powerwave’s Board of Directors (the “Board”) since December 2007. Mr. Beguwala serves as non-executive Chairman of the Board and as a member of the Compensation Committee of RF Nano, a privately-held company engaged in research and development activities in carbon nanotubes and has held such positions since 2009. Mr. Beguwala serves as a Board member of Skyworks Solutions Inc. and serves on the Audit and Nomination and Governance Committees of the Board. Mr. Beguwala is a Board member of Cavendish Kinetics Inc. a privately held company engaged in devices based on MEMS technology. Mr. Beguwala was Senior Vice President and General Manger of the Wireless Communications business unit of Conexant Systems, Inc. from January 1999 to June 2002 when he retired from Conexant. Prior to Conexant’s spin off from Rockwell International Corporation, Mr. Beguwala served as Vice President and General Manager, Wireless Communications Division, Rockwell Semiconductor Systems, Inc. from October 1998 to December 1998; Vice President and General Manager Personal Computing Division, Rockwell Semiconductor Systems, Inc. from January 1998 to October 1998; and Vice President, Worldwide Sales, Rockwell Semiconductor Systems, Inc. from October 1995 to January 1998. Mr. Beguwala brings to the Board extensive experience with respect to management and sales at technology companies with an emphasis on wireless technologies. In addition, Mr. Beguwala also brings directorial experience serving on the board of directors of Skyworks Solutions, Inc., RF Nano Inc. and Cavendish Kinetics, Inc.

Ken J. Bradley, 64, has been a member of the Board since December 2007. Mr. Bradley has been President of Lytica Inc. since February 2005, a privately-held company specializing in supply chain management and product life cycle planning. From January 2003 through January 2005, Mr. Bradley was the Chief Executive Officer of CoreSim, Inc., a company specializing in advanced systems design analysis. Prior to CoreSim, Mr. Bradley was with Nortel Networks from 1972 to 2002, most recently as Nortel’s Chief Procurement Officer. During his 30-year career at Nortel, Mr. Bradley held several national and international executive positions in supply management, operations management and technology development including Vice President, Supplier Strategy; Senior Managing Director, Guandong Nortel Communications Joint Venture in China; and Vice President, China Joint Venture Program. Mr. Bradley also serves on the Board of Directors of two private companies, SynQor, Inc. and Lytica, Inc. Mr. Bradley brings to the Board over thirty years of experience in key leadership roles in supply chain management and procurement in the wireless telecommunications industry at Nortel Networks. His supply chain experience at Nortel Networks together with his understanding of the global wireless industry provides insight to the Board and management.

Richard Burns, 59, has been a member of the Board since March 2011. Mr. Burns has been an independent consultant working as a senior advisor for McKinsey & Co. since April 2008. From December 2006 through March 2008, Mr. Burns was President of Network Services for AT&T’s wireless network and mobility division, where he was responsible for strategically deploying AT&T’s 3G mobile broadband network and management and oversight of all phases of wireless network engineering, construction, operations and maintenance. From December 2004 through December 2006, Mr. Burns was Chief Integration Officer, Broadband for BellSouth Corporation, where he had responsibility for overseeing the company’s business transformation and broadband strategy. Prior to 2004, Mr. Burns held other positions at BellSouth Corporation, including Chief Supply Chain Officer and President of BellSouth’s broadband and internet division. Mr. Burns brings to the Board extensive management and operational experience in the telecommunications industry, which enables him to offer a broad range of management, operations and supply chain experience to the Board and management.

Ronald J. Buschur, 48, became Chief Executive Officer of Powerwave and a member of the Board in February 2005. Mr. Buschur joined the Company in June 2001 as Chief Operating Officer. In May 2004, Mr. Buschur became President of the Company. Prior to joining the Company, Mr. Buschur held various positions at HMT Technology/Komag, an independent supplier of thin-film disks, including President and Chief Operating Officer from 1999 to 2000, Vice President of Sales, Marketing and Quality Assurance from 1997 to 1999 and Vice President of Quality Assurance from 1994 to 1997. From 1993 to 1994, Mr. Buschur was Director of Quality at Maxtor, a disk drive company. Mr. Buschur held various managerial positions at Digital Equipment Corporation, a computer manufacturer from 1987 to 1993. Mr. Buschur’s knowledge of all aspects of the business, combined with his leadership and his extensive experience in operations management at other technology companies, positions him well to serve as Powerwave’s President, Chief Executive Officer and as a director.

John L. Clendenin, 77, was the Lead Director of Powerwave from February 2005 to October 2007. Mr. Clendenin was non-executive Chairman of the Board of Powerwave from January 3, 1999 to February 2005 and has been a member of the Board since May 1998. Mr. Clendenin is a Chairman Emeritus of BellSouth Corporation, a telecommunications holding company. He served as Chairman of the Board of BellSouth until December 31, 1997 and as President and Chief Executive Officer from 1984 until his retirement at the end of 1996. Prior to BellSouth, Mr. Clendenin was President of Southern Bell from April 1981 to December 1983. Mr. Clendenin brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1998. In addition, Mr. Clendenin’s extensive management experience in the telecommunications industry enables him to offer a wealth of management experience, business understanding and front-line exposure to many of the issues facing public companies.

David L. George, 58, has been a member of the Board since November 1995. Since August 2007, he has been President of Prime Radio Products, a privately-held manufacturer of commercial radio accessories for public safety equipment. From January 2005 to August 2007, he served as Executive Vice President, Operations of the Land Mobile Division of Vertex Standard Inc., a company that designs, manufactures and sells communications equipment for commercial land mobile, amateur radio and general aviation applications. From April 2002 to June 2004, Mr. George served as Chief Operating Officer, Chief Technical Officer and President of the Wireless Communications Division of Bizcom U.S.A., Inc., a public company specializing in emergency management software solutions and wireless communications systems. Prior to joining Bizcom, Mr. George was in private practice providing consulting services to participants in the wireless industry. From June 2000 to June 2001, he was Executive Vice President of Operations for Securicor Wireless, Inc., a large mobile radio network provider. Mr. George was the co-founder and served as Executive Vice President and Chief Technical Officer of ComSpace Corporation, formerly known as Unique Technologies, International, L.L.C., a wireless technology development company from February 1994 to June 2000. From November 1983 to February 1994, Mr. George served as Vice President, Director of Operations, and Commercial Communications Division of Uniden America. A member of the Institute of Electrical and Electronic Engineers for more than 22 years, he holds several patents relating to wireless technology and networks. Mr. George brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1995. In addition, Mr. George has over thirty years of experience in engineering and product development in the wireless technology industry, which enables him to be a valuable contributor to the Board.

Eugene L. Goda, 76, has been a member of the Board since November 1995. From June 1997 to March 2000, Mr. Goda served as Chairman of the Board, President and Chief Executive Officer of Objectshare Inc., a software company. From October 1991 to October 1995, Mr. Goda served as Chief Executive Officer of Simulation Sciences, Inc., a software company. From July 1989 to September 1991, he served as Chief Executive Officer of Meridian Software Systems. Mr. Goda brings to the Board extensive knowledge of Powerwave’s operations from his tenure on the Board since 1995. In addition, Mr. Goda’s experience in leadership and management roles at technology companies in the software industry enables him to offer an understanding and front-line exposure to many issues facing public companies. Mr. Goda also has been active in public company director education and is Director Emeritus of the Forum for Corporate Directors, a non-profit company whose mission is to assist directors and C-level executives to set the highest standards in corporate governance.

Carl W. Neun, 68, has been a member of the Board since February 2000 and was appointed as Chairman of the Board in October 2007. From 1993 to January 2000, Mr. Neun was Senior Vice President and Chief Financial Officer of Tektronix, Inc. From 1987 to 1993, he was Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc. Mr. Neun has over ten years of financial experience in key leadership roles at public companies, including thirteen years as a Chief Financial Officer. Mr. Neun brings extensive financial management experience at technology companies and has been determined to be an “audit committee financial expert” as defined by the regulations promulgated by the Securities and Exchange Commission (“SEC”). Mr. Neun also brings directorial experience serving on the board of directors of Plannar Systems, Inc. and prior service on the board of directors of Radisys Corporation.

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

Mr. Neun currently serves on the board of directors of one other publicly traded company, Planar Systems, Inc., a provider of specialty display solutions and has held such position since 2000. Mr. Neun previously served on the board of directors of one other publicly traded company, Radisys Corporation, from 2000 through March 2012. Radisys is a provider of advanced solutions for communications networking and commercial systems markets.

None of our other directors have held any public company directorships in the past five years.

Executive Officers

Ronald J. Buschur Mr. Buschur’s biography is set forth under the heading “Directors” above.

J. Marvin MaGee, 59, is presently Chief Operating Officer of Powerwave. Mr. MaGee joined the Company in May 2007 as Senior Vice President, Operations and became Chief Operating Officer in December 2007. Mr. MaGee was employed by Celestica, Inc., a Toronto-based contract manufacturing service provider from 1997 through 2006, and was Executive Vice President of the World Wide Operations from 2005 through 2006 and from 2000 through 2002. Between 2002 and 2005, Mr. MaGee was Chief Operating Officer and President for Celestica. Mr. MaGee also served as Celestica’s Senior Vice President of North American Operations between 1997 and 1999. Prior to joining Celestica, Mr. MaGee was employed by IBM for 18 years in various management roles in Canada and the United States.

Kevin T. Michaels, 53, is presently Chief Financial Officer and Secretary of Powerwave. Mr. Michaels joined the Company in June 1996 as Vice President, Finance and Chief Financial Officer and was appointed Secretary in June 1996. Mr. Michaels was named Senior Vice President, Finance in February 2000. Prior to joining the Company, Mr. Michaels worked for AST Research, Inc. for eight years, most recently as Vice President, Treasurer from October 1995 to June 1996. From July 1991 to October 1995, Mr. Michaels was Treasurer of AST Research, Inc. and from June 1988 to June 1991, he was Assistant Treasurer.

Khurram P. Sheikh, 41, is presently Chief Technology Officer of Powerwave with responsibility for research and development, product development and global business units for the Company. Mr. Sheikh is also Chairman of the Technical and Strategic Advisory Board of Powerwave. Mr. Sheikh joined the Company in August 2007 as Chief Product and Development Officer and was promoted to his current position in December 2010. Mr. Sheikh was employed by Time Warner Cable from August 2005 through 2007, as Vice President, Wireless Strategy and Development where he was responsible for the cable and media company’s entry into the wireless space. Between 2000 and 2005, Mr. Sheikh was Chief Technology Advisor for various divisions within Sprint where he led the next generation advanced technology efforts for the company. Mr. Sheikh is widely recognized in the industry for his pioneering efforts in the development of mobile wireless broadband or “4G” wireless technology including WiMAX and LTE. Mr. Sheikh received advanced graduate degrees in Electrical Engineering with specialization in wireless communications from Stanford University and has also completed executive development courses at the Harvard Business School. Mr. Sheikh sits on the Board of Governors of 4G America and the Board of Affiliates of the Wireless Communications Network Group at the University of Texas at Austin.

Family Relationships

There are no family relationships between any of our directors, nominees for director and executive officers.

Legal Proceedings

There are no legal proceedings involving any of our directors, nominees for director or executive officers that require disclosure pursuant to Item 401(f) of Regulation S-K.

Corporate Governance Guidelines and Code of Ethics

The Board has adopted Corporate Governance Guidelines, which set forth a framework within which the Board, assisted by its committees, oversees the affairs of the Company. The Corporate Governance Guidelines address, among other things, the composition and functions of the Board, director independence, and re-election of directors.

The Company has also adopted a Code of Business Conduct and Ethics (“Code of Ethics”) which is applicable to all employees, officers and directors of the Company, including our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The Code of Ethics is intended to qualify as a “Code of Ethics” for purposes of the rules of the SEC.

The Corporate Governance Guidelines, the Code of Business Conduct and Ethics and the charters of the various committees of the Board are available on the Company’s Investor Relations website under the “Corporate Governance” link at www.powerwave.com/investorrelations and in print without charge to any stockholder who makes a request in writing to Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705, Attn: Corporate Secretary. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the Code of Ethics by posting such information on our website.

Meetings of the Board

The Board met nine times during fiscal year 2011. Each director attended all meetings of the Board and all meetings of the committees on which they served. In addition to Board meetings, the directors communicate informally with management on a variety of topics, including suggestions for Board or committee meeting agenda items, recent developments, and other matters of interest to the directors. The Board has unrestricted access to management at all times.

The Board has established a policy that its non-management directors meet regularly in executive session, without members of management present. The Chairman of the Board Carl W. Neun, presides over executive sessions of the non-management directors.

Audit Committee

The Company has a standing Audit Committee and the current members of this committee are Ken J. Bradley, John L. Clendenin, Carl W. Neun and Richard Burns, all of whom are independent under both Section 10A of the Securities Act of 1934, as amended (“Exchange Act”) and under the NASDAQ listing rules. The Audit Committee operates pursuant to a written charter. A copy of our Audit Committee charter is posted on our website at www.powerwave.com. Our Board of Directors has determined that Carl W. Neun is an audit committee financial expert as such term is defined in Item 407(d)(5) of Regulation S-K. For Mr. Neun’s relevant experience, see his biography listed in “Directors” above.

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

To Powerwave’s knowledge, based solely on a review of filings with the SEC and written representations by each director and executive officer that no other reports were required, we believe that all of our directors and executive officers have complied with the reporting requirements of Section 16(a) of the Exchange Act during fiscal 2011, except that Richard Burns inadvertently filed a Form 4 late on August 24, 2011 with respect to open market purchases of Powerwave common stock on May 20, 2011, May 23, 2011, May 24, 2011, June 3, 2011, June 13, 2011 and June 15, 2011. The aggregate number of shares of Powerwave common stock purchased by Mr. Burns reported in the late Form 4’s was 2,800 shares.

Material Changes in Procedures by which Security Holders May Recommend Nominees for the Board

There have been no changes in the procedures by which our security holders may recommend nominees for the Board.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Board oversees Powerwave’s compensation plans and policies, approves compensation of our executive officers and administers our stock compensation plans. This Compensation Discussion and Analysis discusses the key features of our executive compensation program and the approach taken by the Compensation Committee in setting our fiscal 2011 compensation for our named executive officers. Our named executive officers for fiscal 2011 were:

•	Ronald J. Buschur, President and Chief Executive Officer

•	J. Marvin MaGee, Chief Operating Officer

•	Kevin T. Michaels, Chief Financial Officer and Secretary

•	Khurram P. Sheikh, Chief Technology Officer

•	Basem Anshasi, Vice President, Worldwide Sales *

*	On October 28, 2011, Mr. Anshasi accepted a new position leading government sales in the Middle East region and is no longer considered to be an executive officer.

Executive Summary

We seek to align the interests of our named executive officers with the interests of our shareholders by tying a significant portion of their total annual compensation to our financial performance as measured by certain factors measured during fiscal 2011, including the achievement of pro-forma EBITDA targets. Consistent with our compensation policy, our executive compensation program provides a mix of salary, benefits and incentives that over time we believe properly align the interests of our named executive officers with the interests of our shareholders. These include a mix of base salary, annual performance based cash incentives and long-term equity incentive awards.

We believe that our compensation program reflects our pay-for-performance philosophy. During fiscal 2011, our revenue declined by 25% as compared to fiscal 2010. In addition, during the second half of fiscal 2011 our revenues fell by over 55% as compared to the first half of 2010. The reduction in revenues was due to several factors, including significant slowdowns in spending by network operators in several markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In fiscal 2011, we reported a net loss from operations of $77.6 million as compared to net income of $3.7 million for fiscal 2010. The following table highlights the year over year comparison of the key financial metric used in evaluating our performance for purposes of determining performance based cash incentives for our named executive officers:

Performance Measure	FY 2010 Target	FY 2010 Achievement	FY 2011 Target	FY 2011 Achievement
Pro forma EBITDA (1)	$51,013,000	$59,804,000	$80,400,000	($25,623,000)

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

Taking into account our poor financial and operating performance, and the financial performance measure described above, which is utilized in determining our performance based cash incentives, the total annual cash compensation for the named executive officers as a group decreased by 37% in fiscal 2011 compared to last year, principally because no performance based cash incentives were paid in fiscal 2011 due to our failure to achieve the pro-forma EBITDA goals for fiscal 2011. In addition, total annual compensation for fiscal 2011 for the named executive officers as a group decreased by approximately 75% compared to fiscal 2010.

The grant date fair value of equity awards granted to the named executive officers in fiscal 2011 decreased by 97% compared to fiscal 2010 driven primarily by: (1) a decrease in our stock price (in fiscal 2011, fiscal 2010 options were granted at an average of $12.85 per share and fiscal 2011 options were granted at an average of $1.70 per share), and (2) a decrease in the number of stock options granted to the named executive officers in fiscal 2011 as compared to fiscal 2010. In fiscal 2010, the Company changed its annual grant cycle to the fourth quarter of a fiscal year and this resulted in two option grants to the named executive officers in fiscal 2010, one for fiscal 2009 performance and one for fiscal 2010 performance.

The following table sets forth direct compensation paid to our named executive officers during the last three fiscal years. It provides for each of these years: (a) cash compensation comprised of salary, performance based cash incentive payments and perquisites; (b) the grant date fair value of annual equity awards granted during the fiscal year; and (c) total annual compensation, comprised of fixed compensation, performance based cash incentives and the grant date fair value of annual equity awards during the fiscal year. This table is not a substitute for the Summary Compensation Table and is intended to provide additional information that we believe is useful in analyzing compensation for the three fiscal years presented.

Annual Compensation for Named Executive Officers
		Annual Compensation
		Cash Compensation
Name and Position	Fiscal Year	Base Salary Compensation (1)	Performance Based Incentive Compensation	Other Compensation	Total Annual Cash Compensation	Annual Equity Awards (2)	Total Equity and Cash Compensation	Percentage Change from 2010 to 2011
Ronald J. Buschur	2011	$684,626	$—	$29,431	$714,057	$74,055	$788,112	(80.0%)
	2010	600,058	525,000	24,254	1,149,312	2,808,763	3,958,075
	2009	611,641	—	24,462	636,103	204,820	840,923

J. Marvin MaGee	2011	512,765	—	25,958	538,723	34,911	573,634	(73.9%)
	2010	500,103	393,750	23,618	917,471	1,283,070	2,200,541
	2009	509,690	—	24,420	534,110	163,856	697,966

Kevin T. Michaels	2011	457,868	—	32,885	490,753	26,448	517,201	(71.3%)
	2010	450,058	354,375	29,439	833,872	968,133	1,802,005
	2009	458,767	—	32,239	491,006	102,410	593,416

Khurram P. Sheikh	2011	435,799	—	32,885	468,684	34,911	503,595	(74.4%)
	2010	425,061	297,500	29,439	752,000	1,217,743	1,969,743
	2009	433,292	—	32,239	465,531	156,962	622,493

Basem Anshasi (3)	2011	347,299	—	32,885	380,184	—	380,184	(62.0%)
	2010	352,099	111,300	29,424	492,823	507,167	999,990
	2009	330,942	—	32,223	363,165	10,924	374,089

Total for five officers	2011	2,438,357	—	154,044	2,592,401	170,325	2,762,726	(74.7%)
	2010	2,327,379	1,681,925	136,174	4,145,478	6,784,876	10,930,354
	2009	2,344,332	—	145,583	2,489,915	638,972	3,128,887

(1)	The 2009 salaries include an extra week of compensation based on the fact that 2009 was a 53-week fiscal year. 2010 and 2011 were 52-week fiscal years.
(2)

Amounts in this column reflect the grant date fair value of awards granted in fiscal 2011, 2010 and 2009 for financial statement reporting purposes in accordance with ASC Topic 718. These amounts do not represent cash payments made to the named executives. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements, without giving effect to estimated forfeitures.

(3)	On October 28, 2011 Mr. Anshasi accepted a new position leading government sales in the Middle East region and is no longer considered to be an executive officer.

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

We believe that our named executive officers should be aligned as a team and accountable for overall corporate performance. In addition, we believe that attracting and retaining human talent is a critical element of our ability to achieve our strategic goals. The labor markets in which we compete for human talent, internationally, nationally and locally, are very competitive and to be successful we believe we need to offer compensation programs that are competitive with other telecommunications and technology companies. In addition, our executive compensation programs are based on the belief that the interests of our executive officers should be closely aligned with our shareholders. In support of this belief, a meaningful portion of each executive officer’s compensation is placed at-risk and is linked to the accomplishment of specific results that are expected to lead to the creation of value for our shareholders from both a short-term and long-term perspective. The long-term orientation of the total compensation is reflected by the substantial link of compensation to long-term stock performance through the equity based awards described in more detail later in this section.

Role of the Compensation Committee

The Compensation Committee has the responsibility for making recommendations to the Board relating to the compensation paid to our named executive officers. The Compensation Committee typically determines each executive officer’s target total annual cash compensation (base salary and performance based cash incentives) and target total compensation (base salary, performance based cash incentives and long-term equity incentive awards) after reviewing similar information from a group of peer companies. This review occurs in the fourth quarter with respect to compensation decisions for the following fiscal year.

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

The following companies were included in our comparison peer group for executive compensation purposes:

•	Adtran, Inc.

•	Anaren, Inc.

•	Arris Group, Inc.

•	Aviat Networks, Inc.

•	Brocade Communications Systems, Inc.

•	Commscope Inc.

•	Comtech Telecommunications Corporation

•	CTS Corporation

•	EMS Technologies, Inc.

•	Extreme Networks, Inc.

•	Emulex Corporation

•	Harmonic, Inc.

•	Mindspeed Technologies, Inc.

•	Polycom, Inc.

•	Skyworks Solutions, Inc.

The peer group companies include similarly sized publicly traded U.S.-based technology hardware companies with revenue generally between one-fifth and five times our revenue at the time the peer group companies were selected. Peer group data is gathered with respect to base salary, total annual cash compensation and target annual equity awards (including stock options and restricted stock). It does not include deferred compensation benefits or generally available benefits such as health care coverage or 401(k) plan matching contributions.

We operate in an industry that in recent years has experienced market slowdowns and customer consolidations which have led to increased pricing pressure, reduced customer demand and a need to reevaluate and reduce operating costs. In order to attract and retain skilled executives in this challenging environment, and taking into account competition for skilled and experienced executives, the Compensation Committee’s believes that it is important to offer compensation that is at least at the median when compared to its peer companies. Currently, the Compensation Committee does not have a specific percentile target for total cash compensation or total compensation when compared to its peer group companies. In fiscal 2011, although some named executive officer base salaries were at the 75th percentile of peer group companies, total cash compensation for the named executive officers was below the median when compared to peer group companies since no cash incentives were paid for fiscal 2011. Equity compensation has been targeted slightly above the median of peer group companies as a percent of the Company’s outstanding equity, rather than at grant date fair value to avoid granting too many shares when our stock price falls and granting too few shares when the stock price increases. In fiscal 2011, the grant date fair value of the option grants to the named executive officers was well below the median of the peer companies. The Compensation Committee retains the discretion to deviate from the peer company data to take into account factors such as Powerwave’s performance, an executive’s individual performance and experience and the scope of an executive’s position and responsibilities, as well as grant timing. Accordingly, the peer group company data is the starting point in the determination of the compensation to be paid to our executive officers, but we do not rely solely on such peer group benchmarking information in establishing the compensation package paid to our executive officers.

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

The Compensation Committee typically meets six or more times a year. In 2011, the Compensation Committee had nine meetings. The Company’s Chief Executive Officer, Chairman of the Board, Vice President, Human Resources and Vice President, Legal Affairs are typically present at Compensation Committee meetings. Members of management, including the Chief Executive Officer, are not present during deliberations of the Compensation Committee with respect to their own individual compensation.

Role of Compensation Consultants

The Compensation Committee has the authority to engage its own consultants and other independent advisors to assist in creating and administering our executive compensation policies. In fiscal 2010, Fredric W. Cook & Co., Inc. was engaged by the Compensation Committee to perform a market survey of executive compensation, and they compiled the peer group information described above. The peer group information was updated by Frederic W. Cook & Co., Inc. in November 2011. In addition to compiling peer group information and market comparative data, Fredric W. Cook & Co., Inc. also makes recommendations to the Compensation Committee regarding the composition of the peer group and for compensation of the named executive officers based on the peer group data and the Compensation Committee’s objectives. The Compensation Committee considers the recommendations of Frederic W. Cook & Co., Inc. as one factor on making compensation decisions with respect to the named executive officers. Other than providing periodic background on the executive compensation market, making recommendations and assisting with compensation planning, Frederic W. Cook & Co., Inc. does not perform any additional services for Powerwave.

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

Base Salary

We generally set base salaries that we provide to our named executive officers at a level that is at least the median of base salaries offered by similarly situated companies based on an assessment of the peer group data described above. However, individual base salaries may vary from such level based on:

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

In December 2010, the Compensation Committee reviewed the base salaries of our named executive officers in the context of an executive compensation review done by Frederic W. Cook & Co., Inc., the Compensation Committee’s independent compensation consultant. The consultant’s role was to provide data for context and facilitate decisions that implemented the Company’s desired compensation strategy. Based on the compensation review and the Committee’s view of competitive market factors, and in light of the improved Company performance in fiscal 2010, the Compensation Committee decided to increase the base salary of Mr. Buschur from $600,000 to $700,000 and to increase the base salaries of our other named executive officers, Messrs. MaGee, Sheikh, Michaels and Anshasi each by 3%. The Committee noted in its review that the base salaries of the named executive officers (with the exception of Mr. Anshasi) had not been increased since 2006 and that the financial performance of the Company in fiscal 2010 had improved. The above salary increases were effective March 1, 2011.

Performance Based Cash Incentive Plan

It is the Compensation Committee’s objective to have a substantial portion of each of our named executive officer’s cash compensation be contingent upon our short-term financial operating performance. The purpose of this objective is to directly align any cash incentives paid to our executive officers with our pay-for-performance strategy and reward positive financial performance. The Company strives to set cash incentive targets above expected performance levels. In fiscal 2011, we maintained a performance-based cash incentive plan for our executive officers which was intended to provide incentive to our executive officers in the form of cash payments for achieving certain objective performance goals based on six-month pro-forma EBITDA targets (defined as earnings before interest, taxes, depreciation and amortization). The Compensation Committee selected pro-forma EBITDA as the performance measure because the Compensation Committee believes that EBITDA is a good measure of a company’s operating cash flow based on objective data from the Company’s income statement. The Committee chose to utilize a pro forma version of EBITDA in order to allow it to exclude any distorting accounting and financing effects on the Company’s earnings, including non-cash amortization, translation expenses and restructuring charges. The performance target for the first six-month period was established at the beginning of the fiscal year on the basis of an annual budget and was approved by the Compensation Committee and the performance target for the second six-month period was established in June 2011 (prior to the start of the second six-month performance period). Each executive officer has an annual target bonus amount that is based on a percentage of his or her base salary. The annual target bonus amounts for our named executive officers for 2011 were as follows:

Name	Percentage of Base Salary	Target Incentive ($)
Ronald J. Buschur	100%	$700,000
J. Marvin MaGee	90%	463,500
Kevin T. Michaels	90%	417,150
Khurram P. Sheikh	80%	350,200
Basem Anshasi (1)	40%	131,016

(1)	On October 28, 2011 Mr. Anshasi accepted a new position leading government sales in the Middle East region and is no longer an executive officer.

The above targets vary to reflect the varying responsibilities of the executives and their tenure with Powerwave. If the pro-forma EBITDA targets are fulfilled for each of the two six-month periods, each executive officer would earn 50% of his or her annual target incentive amount. For every one percent a six-month performance target is exceeded by the Company, the individual bonus is increased by 2.5 percent, up to a maximum of 125% of the target incentive amount for that period. Also, if the actual pro-forma EBITDA is less than the target, an individual bonus will be reduced by 5% for every 1% below the target so that if less than 81% of the target is achieved, then no incentive will be earned. Any earned incentive for the first six-month period is paid out at the end of the six-month period with twenty-five percent (25%) of each executives officer’s earned incentive bonus held back until the end of the year and payable following the end of the year. This is done to give the Compensation Committee the discretion to adjust payouts based on Company performance for the entire fiscal year. Determination of the completion of a six-month pro-forma EBITDA target is subject to the discretion of the Compensation Committee. The Compensation Committee retains the discretion to cause all or any portion of a deferred incentive to be reduced based on overall Company performance.

The performance targets for fiscal 2011 were as follows:

	First Six-Month Period	Second Six-Month Period
Pro-forma EBITDA (1)	$33,400,000	$47,000,000

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

In fiscal 2011, no performance based cash incentives were paid to the named executive officers as the Company did not achieve the performance targets for either six-month performance period.

Stock Options and Stock Awards

We believe that providing an equity incentive is important to tie a significant portion of our named executive officer’s compensation directly to the long-term performance of our Common Stock and thereby tying our executive officer’s incentives to creating long-term shareholder value. In addition, we believe that this helps to create an incentive for sustained long-term growth. Equity incentives also provide an important employee retention tool. Stock option grants are determined by reference to market data and vary among our executive officers based on their position and level of responsibility. In general, Powerwave targets equity awards for its named executive officers at the midpoint between the median and the 75th percentile of peer group companies, depending on performance and share availability under Powerwave’s equity incentive plans. This grant is measured as a percent of shares outstanding, rather than grant date fair value and the grant date fair value of the fiscal 2011 option grants was below the median. The Compensation Committee determines each year if annual grants or stock awards will be made based on a review of competitive market pressures and compensation levels. All stock option grants have an exercise price equal to the closing price of Powerwave’s Common Stock on the date of Compensation Committee approval of the grant. The Company uses options because it views them as long-term performance based, since the stock price must increase for executives to earn any tangible reward. Options generally vest 25% after 12 months following the grant date with the remaining 75% vesting in equal monthly installments over the next 36 months. Vesting ceases on termination of employment. Newly hired executives receive their stock option award on their first day of employment with Powerwave. Newly promoted executives receive their stock option award on the date the Board or Compensation Committee approves their award in connection with such promotion.

As part of our annual performance and compensation review process, the Compensation Committee makes grants of annual equity awards in the last quarter of a fiscal year in connection with our year-end performance review process. The fiscal 2011 grant was part of a three-year program described below and did not vary from the original intent that was stated in December 2010.

The following table details the stock options granted to our named executive officers during fiscal 2011:

Name	Options
Ronald J. Buschur	70,000	(1)
J. Marvin MaGee	33,000	(1)
Kevin T. Michaels	25,000	(1)
Khurram P. Sheikh	33,000	(1)
Basem Anshasi (2)	—

(1)	These options were granted in December 2011. Vesting is time based over four years, with 25% vesting after 12 months and the remaining 75% vesting in equal monthly installments over the next 36 months.

(2)	On October 28, 2011 Mr. Anshasi accepted a new position leading government sales in the Middle East region and is no longer an executive officer.

Three Year Option Grant Program. In December 2010, with the assistance of Frederic W. Cook & Co. Inc., the Compensation Committee developed a three year stock option grant program for the named executive officers with an annual option grant level that is based on the 60th percentile of the peer group companies. The design provided the officers with 60th percentile options over three years, but provided more of them upfront and fewer of them later in order to augment retention and provide a powerful current long-term growth incentive. This resulted in a baseline annual stock option grant target for each year in the three year program. In December 2010, in order to provide immediate retention and significant long-term incentive to the named executive officers, the Compensation Committee elected to double the baseline grant in year one (the fiscal 2011 grant that was made in December 2010) with the intent of granting options equal to 50% of the baseline grant in years two and three. Over three years, the number of options granted is the same as with an annual release schedule.

December 2011 Stock Option Grants. The December 2011 option grants to the named executive officers were part of the three-year option grant program adopted in December 2010 and reflect 50% of the annual baseline grant under the three year program. The grants were intended to strengthen the executive officer’s alignment with creating long-term shareholder value. Option grants in fiscal 2011 were not augmented above levels originally intended and that were disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed with the SEC on April 29, 2011.

The following table illustrates the three year stock option grant program for the named executive officers.

	Annual 60th Percentile
	Number			Expected	3-Yr
Name	Options	2011(1)	2012(1)	2013(1)	Total
Ronald J. Buschur	140,000	280,000	70,000	70,000	420,000
J. Marvin MaGee	65,000	130,000	33,000	33,000	196,000
Kevin T. Michaels	50,000	100,000	25,000	25,000	150,000
Khurram P. Sheikh	65,000	130,000	33,000	33,000	196,000

(1)	Grants made at the end of the previous year (e.g., 2012 grant released in December 2011)

Option Committee Authority. The Chief Executive Officer and the Chief Financial Officer of Powerwave comprise the members of our Option Committee, and are empowered by the Board and the Compensation Committee to grant options to employees below the level of Senior Vice President up to a maximum grant amount of 50,000 shares per employee. All grants for employees in excess of this amount are submitted to the Compensation Committee or the Board for approval, and all grants by the Option Committee are reviewed quarterly by the Board of Directors. The cumulative maximum number of options that may be granted by the Option Committee without further Board approval is 300,000 shares.

We do not have any ownership guidelines or policies requiring our executive officers to hold shares of Common Stock acquired on option exercise or restricted share vesting for any additional period of time.

Other Elements of Executive Compensation

Medical Insurance. We provide to each named executive officer the same health, dental and vision insurance coverage as Powerwave may from time to time make available to its other employees. We pay all of the premiums for this insurance for our executive officers.

Stock Purchase Plan. Powerwave’s Extended and Restated 1996 Employee Stock Purchase Plan (the “ESPP”), which qualifies under Section 423 of the Internal Revenue Code, permits participants, including our executive officers to purchase Powerwave Common Stock on favorable terms. ESPP participants are granted a purchase right to acquire shares of Common Stock at a price that is 85% of the stock price on either the first day of the six month period or on the last day of the six month period, whichever is lower. The purchase dates occur on the last business days of July and January each year. To pay for the shares, each participant may authorize periodic payroll deductions from 1% to 15% of his or her cash compensation, subject to certain limitations imposed by the Internal Revenue Code. All payroll deductions collected from the participant in a six month period are automatically applied to the purchase of Common Stock on that period’s purchase date provided the participant remains an eligible employee and has not withdrawn from the ESPP.

401(k) Plan. We maintain a savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan is a tax qualified savings plan under which all employees, including our named executive officers, are able to contribute the lesser of up to 100% of their annual salary or the limit set by the IRS. For fiscal 2011, Powerwave matched 100% of the first 3% and 50% of the next 2% of pay that is contributed by a participant. All contributions to the 401(k) plan, as well as any matching contributions are fully vested on contribution.

Termination or Change in Control Compensation. We do not have employment agreements with any of our named executive officers. We have entered into Change of Control Agreements and Severance Agreements with Ronald J. Buschur and Kevin T. Michaels and Change of Control Agreements with J. Marvin MaGee, Khurram Sheikh and Basem Anshasi. These agreements are intended to promote stability and continuity of senior management during the uncertain period that accompanies a corporate transaction and to secure a release from future claims against the Company when there is an involuntary termination without cause that is not related to a corporate transaction. All change-in-control cash severance payments are “double trigger,” requiring both consummation of a transaction and involuntary termination without cause or termination for “good reason.” Information regarding the applicable payments under such agreements is provided under the heading “Potential Payments on Termination or Change in Control.”

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

Accounting for Stock-Based Compensation

On January 2, 2006, we began accounting for stock-based compensation in accordance with accounting guidance now codified as Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation.” In determining stock-based awards in fiscal 2011, the Compensation Committee generally considered the potential expense of these programs recorded in accordance with ASC Topic 718. The Compensation Committee concluded that the awards were in the best interests of stockholders given competitive practices in our industry and among our peer companies, the awards’ potential expense, our performance, and the impact of the awards on employee motivation and retention.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis as required by Item 402(b) of Regulation S-K. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Powerwave’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, all of the members of the Compensation Committee consisted of independent directors and none of the members of the Compensation Committee either was or previously had been an officer or employee of the Company, any of its subsidiaries or otherwise had a relationship with the Company requiring disclosure under Items 404 or 407(e)(4)(iii) of Regulation S-K.

Summary Compensation Table

The following table sets forth summary information concerning the compensation earned by each of our named executive officers for services rendered in all capacities for fiscal 2011, 2010 and 2009 respectively.

Name and Position	Fiscal Year	Salary (1)		Stock Awards (2)	Option Awards (3)	Non-Equity Incentive Plan Compensation (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (5)	Total
Ronald J. Buschur	2011	$684,626		$—	$74,055	$—	$—	$29,431	$788,112
President and Chief Executive Officer	2010	$600,058		$—	$2,808,763	$525,000	$—	$24,254	$3,958,075
	2009	611,641		—	204,820	—	—	24,462	840,923

J. Marvin MaGee	2011	512,765		—	34,911	—	—	25,958	573,634
Chief Operating Officer	2010	500,103		—	1,283,070	393,750	—	23,618	2,200,541
	2009	509,690		—	163,856	—	—	24,420	697,966

Kevin T. Michaels	2011	457,868		—	26,448	—	—	32,885	517,201
Chief Financial Officer and Secretary	2010	450,058		—	968,133	354,375	—	29,439	1,802,005
	2009	458,767		—	102,410	—	—	32,239	593,416

Khurram P. Sheikh	2011	435,799		—	34,911	—	—	32,885	503,595
Chief Technology Officer	2010	425,061		—	1,217,743	297,500	—	29,439	1,969,743
	2009	433,292		—	156,962	—	—	32,239	622,493

Basem Anshasi	2011	347,299	(6)	—	—	—	—	32,885	380,184
Vice President, Worldwide Sales (7)	2010	352,099		—	507,167	111,300	—	29,424	999,990
	2009	330,942		—	10,924	—	—	32,223	374,089

(1)	The fiscal 2009 salaries include an extra week of compensation based on the fact that fiscal 2009 was a 53-week fiscal year. Fiscal 2010 and 2011 were 52-week fiscal years.
(2)	We did not grant any stock awards in fiscal 2011, 2010 or 2009.
(3)

Amounts in this column reflect the grant date fair value of awards granted in fiscal 2011, 2010 and 2009 for financial statement reporting purposes in accordance with ASC Topic 718. These amounts do not represent cash payments made to the named executive officers. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements without giving effect to estimated forfeitures.

(4)	Amounts in this column were paid pursuant to a cash incentive plan.
(5)	See the following separate table for details of “All Other Compensation.”
(6)	Includes $21,216 paid to Mr. Anshasi under a sales commission plan.
(7)	On October 28, 2011 Mr. Anshasi accepted a new position leading government sales in the Middle East region and is no longer considered an executive officer.

The following table details the components of “All Other Compensation” summarized in the table above.

		All Other Compensation
Name and Position	Fiscal Year	Insurance Premium Payments (1)	401(k) Matching Contributions	Pension Contribution	Auto Allowance	Severance Payments	Change of Control Payments	Relocation Payments	Total
Ronald J. Buschur	2011	$23,085	$6,346	$—	$—	$—	$—	$—	$29,431
	2010	19,639	$4,615	$—	$—	$—	$—	$—	$24,254
	2009	17,539	6,923	—	—	—	—	—	24,462

J. Marvin MaGee	2011	16,158	9,800	—	—	—	—	—	25,958
	2010	13,818	9,800	—	—	—	—	—	23,618
	2009	9,720	14,700	—	—	—	—	—	24,420

Kevin T. Michaels	2011	23,085	9,800	—	—	—	—	—	32,885
	2010	19,639	9,800	—	—	—	—	—	29,439
	2009	17,539	14,700	—	—	—	—	—	32,239

Khurram P. Sheikh	2011	23,085	9,800	—	—	—	—	—	32,885
	2010	19,639	9,800	—	—	—	—	—	29,439
	2009	17,539	14,700	—	—	—	—	—	32,239

Basem Anshasi (2)	2011	23,085	9,800	—	—	—	—	—	32,885
	2010	19,624	9,800	—	—	—	—	—	29,424
	2009	17,523	14,700	—	—	—	—	—	32,223

(1)	Includes both employer and employee insurance premiums that are paid by Powerwave on behalf of the named executive officers.
(2)	On October 28, 2011 Mr. Anshasi accepted a new position leading government sales in the Middle East region and is no longer an executive officer.

(3)	Grants of Plan-Based Awards

The following table sets forth, for fiscal 2011, certain information regarding grants of plan-based and performance-based awards to our named executive officers.

Name	Grant Date	Estimated Future Payouts Under Cash Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
		Threshold (1)	Target (1)	Maximum (1)
Ronald J. Buschur	N/A	$17,500	$700,000	$875,000	—	—	—	—
	12/16/2011	—	—	—	—	70,000	$1.70	$74,055
J. Marvin MaGee	N/A	11,588	463,500	579,375	—	—	—	—
	12/16/2011	—	—	—	—	33,000	1.70	34,911
Kevin T. Michaels	N/A	10,429	417,150	521,438	—	—	—	—
	12/16/2011	—	—	—	—	25,000	1.70	26,448
Khurram P. Sheikh	N/A	8,755	350,200	437,750	—	—	—	—
	12/16/2011	—	—	—	—	33,000	1.70	34,911
Basem Anshasi(4)	N/A	3,275	131,016	163,770	—	—	—	—
	N/A	—	—	—	—	—	—	—

(1)	Represents the possible payout amounts under our 2011 Executive Officer Cash Incentive Plan, which are dependent upon the Company’s achievement of the performance conditions established by the Compensation Committee with respect to fiscal 2011. The threshold amount is the minimum payout which represents 2.5% of the annual target on a six-month basis. No payments were made to the named executive officers under the 2011 Executive Officer Cash Incentive Plan due to the Company’s failure to achieve the pro-forma EBITDA goals for fiscal 2011.
(2)	Vesting of options is time based over four years, with 25% vesting after 12 months and the remaining 75% vesting in equal monthly installments over the next 36 months.
(3)	The grant date fair value is computed in accordance with ASC Topic 718 “Accounting for Stock Compensation.” Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements, without giving effect to estimated forfeitures.
(4)	On October 28, 2011 Mr. Anshasi accepted a new position leading government sales in the Middle East region and is no longer an executive officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth summary information regarding the outstanding equity awards to our named executive officers as of January 1, 2012:

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Un-exercisable
Ronald J. Buschur	20,000	—		—	27.05	08/05/2012	—	—	—	—
	40,000	—		—	32.85	10/17/2013	—	—	—	—
	40,000	—		—	25.05	07/21/2014	—	—	—	—
	40,000	—		—	37.35	09/12/2016	—	—	—	—
	35,416	14,584	(2)	—	2.40	02/06/2019	—	—	—	—
	35,416	14,584	(3)	—	2.10	02/10/2019	—	—	—	—
	45,833	54,167	(4)	—	5.45	02/10/2020	—	—	—	—
	70,000	210,000	(5)	—	12.85	12/18/2020	—	—	—	—
	—	70,000	(6)		1.70	12/16/2021	—	—	—	—
Kevin T. Michaels	15,000	—		—	27.05	08/05/2012	—	—	—	—
	15,000	—		—	32.85	10/17/2013
	40,000	—		—	25.05	07/21/2014	—	—	—	—
	24,000	—		—	37.35	09/12/2016	—	—	—	—
	24,000	—		—	32.45	08/07/2017	—	—	—	—
	17,708	7,292	(2)	—	2.40	02/06/2019	—	—	—	—
	17,708	7,292	(3)	—	2.10	02/10/2019	—	—	—	—
	11,458	13,542	(4)	—	5.45	02/10/2020	—	—	—	—
	25,000	75,000	(5)	—	12.85	12/18/2020	—	—	—	—
	—	25,000	(6)		1.70	12/16/2021	—	—	—	—
J. Marvin MaGee	40,000	—		—	33.45	05/07/2017	—	—	—	—
	12,000	—		—	32.45	08/07/2017
	8,333	11,667	(2)	—	2.40	02/06/2019	—	—	—	—
	25,039	11,667	(3)	—	2.10	02/10/2019	—	—	—	—
	8,333	21,667	(4)	—	5.45	02/10/2020	—	—	—	—
	32,500	97,500	(5)	—	12.85	12/18/2020	—	—	—	—
	—	33,000	(6)		1.70	12/16/2021	—	—	—	—
Khurram P. Sheikh	37,000	—		—	34.00	08/13/2017	—	—	—	—
	38,958	16,042	(2)	—	2.40	02/06/2019	—	—	—	—
	13,634	5,616	(3)	—	2.10	02/10/2019	—	—	—	—
	9,166	10,834	(4)	—	5.45	02/10/2020	—	—	—	—
	32,500	97,500	(5)	—	12.85	12/18/2020	—	—	—	—
	—	33,000	(6)		1.70	12/16/2021	—	—	—	—
Basem Anshasi	2,000	—		—	25.85	03/16/2012	—	—	—	—
	8,250	750	(7)	—	13.65	04/30/2013	—	—	—	—
	4,166	834	(8)	—	24.40	08/12/2013	—	—	—	—
	5,000	—		—	40.90	07/17/2016	—	—	—	—
	2,000	—		—	37.35	09/12/2016	—	—	—	—
	5,000	—		—	32.45	08/07/2017	—	—	—	—
	7,500	2,500	(9)	—	3.10	12/12/2018	—	—	—	—
	3,541	1,459	(2)	—	2.40	02/06/2019	—	—	—	—
	11,458	13,542	(4)	—	5.45	02/10/2020	—	—	—	—
	12,000	36,000	(5)	—	12.85	12/18/2020	—	—	—	—

(1)	Value calculated by multiplying the closing market price of our Common Stock on January 1, 2012, or $2.08, by the number of shares.
(2)

The shares underlying the option vest at a rate of 25% on February 6, 2010, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on February 6, 2013.

(3)

The shares underlying the option vest at a rate of 25% on February 10, 2010, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on January 30, 2013.

(4)

The shares underlying the option vest at a rate of 25% on February 10, 2011, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on February 10, 2020.

(5)

The shares underlying the option vest at a rate of 25% on December 18, 2011, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on December 18, 2020.

(6)

The shares underlying the option vest at a rate of 25% on December 16, 2012, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on December 16, 2015.

(7)

The shares underlying the option vest at a rate of 25% on April 30, 2009, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on April 30, 2012.

(8)

The shares underlying this option vest at a rate of 25% on August 12, 2009, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on August 12, 2012.

(9)

The shares underlying the option vest at a rate of 25% on December 12, 2009, and the remaining 75% vests in equal monthly installments over the following three years so that the option will be fully vested on December 12, 2012.

Option Exercises and Stock Vested

The following table summarizes the option exercises and vesting of stock awards for each of our named executive officers for the year ended January 1, 2012:

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
Ronald J. Buschur	—	$—	—	$—
J. Marvin MaGee	33,294	629,649	—	—
Kevin T. Michaels	—	—	—	—
Khurram P. Sheikh	—	—	2,813	43,813
Basem Anshasi	—	—	—	—

(1)

The value is determined by multiplying the number of shares acquired upon exercise of the options by the result of subtracting the exercise price of the options from the closing price of our Common Stock on the date of exercise.

(2)	The value is determined by multiplying the number of shares acquired upon vesting of the shares by the closing price of our common stock on the date of vesting.

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

For purposes of the severance and change of control agreements, “cause” means: (i) the continued, unreasonable refusal or the omission by the employee to perform any material duties required of him by the Company, if such duties are consistent with duties customary for his position; (ii) any material act or omission by the employee involving malfeasance or gross negligence in the performance of his duties to, or material deviation from any of the policies or directives of the Company; (iii) conduct on the part of the employee which constitutes the breach of any statutory or common law duty of loyalty to the Company, including the unauthorized disclosure of material confidential information or trade secrets of the Company; or (iv) any illegal act by the employee which materially and adversely affects the business of the Company or any felony committed by the employee, as evidenced by conviction thereof, provided that the Company may suspend the employee with pay while any allegation of such illegal or felonious act is investigated.

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

The following table sets forth potential payments payable to our named executive officers upon termination of employment without “cause,” termination for “good reason,” or a termination of employment without “cause” or for “good reason” in connection with a change in control that occurred on January 1, 2012, the last day of fiscal 2011. The table assumes that each named executive officer’s salary and service levels will be the same on the date of termination as they were on the last day of fiscal 2011. The amounts set forth for insurance, health benefits and similar policies also assume the continued availability of such policies on terms which are equivalent to those in effect as of the last day of fiscal 2011.

The table does not attempt to set forth the compensation that is payable to the named executive officers upon the occurrence of any particular change of control transaction. Because the disclosures in the table assume the occurrence of a termination or change of control as of a particular date and under a particular set of circumstances, and therefore make a number of important assumptions, the actual amounts to be paid to each of our named executive officers upon a termination or change of control may vary significantly from the amounts included herein. Factors that could affect these amounts include the timing of any such event, the continued availability of benefit policies at similar prices, and the type of termination event that occurs (as set forth in the first row of the table below). In addition, the Compensation Committee may, in its discretion revise, amend or add to the benefits if it deems advisable.

Additional information regarding our severance and change of control policies is set forth under the heading “Elements of Executive Compensation - Termination or Change in Control Compensation” above.

Name	Trigger (1)	Salary and Performance Based Incentive (2)	Continuation of Benefits (3)	Value of Option Acceleration (4)		Value of Restricted Stock Acceleration	Total Value
Ronald J. Buschur	Termination without Cause/for Good Reason	$4,200,000	$66,758	$—		$—	$4,266,758
	Change of Control	4,200,000	66,758	26,600	(5)	—	4,293,358
J. Marvin MaGee	Termination without Cause/ for Good Reason	—	—	—		—	—
	Change of Control	772,500	22,780	—		—	795,280
Kevin T. Michaels	Termination without Cause/ for Good Reason	1,761,300	44,505	—		—	1,805,805
	Change of Control	1,761,300	44,505	9,500	(5)	—	1,815,305
Khurram Sheikh	Termination without Cause/ for Good Reason	—	—	—		—	—
	Change of Control	656,625	33,379	—		—	690,004
Basem Anshasi	Termination without Cause/ for Good Reason	—	—	—		—	—
	Change of Control	491,310	33,379	—		—	524,689

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

(2)

Represents three times annual 2011 salary and target performance based cash incentive for fiscal 2011 in the case of Mr. Buschur. Represents two times annual 2011 salary and target performance based cash incentive for fiscal 2011 in the case of Mr. Michaels. Represents one and one half times annual fiscal 2011 salary for Messrs. MaGee, Sheikh and Anshasi.

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

(4)

Represents the aggregate value of the accelerated vesting of the named executive officers’ unvested stock options if their employment is terminated for cause or if they voluntarily resign for “good reason” in connection with, in anticipation of or within two years following a “change of control”. The amounts shown as the value of the accelerated stock options are based on the intrinsic value of the options as of January 1, 2012. This was calculated by multiplying (i) the difference between the fair market value of the options as of January 1, 2012 (based on a closing market price of our Common Stock of $2.08 per share on January 1, 2012) and the applicable exercise price by (ii) the assumed number of option shares vesting on an accelerated basis on January 1, 2012.

(5)

In case of a “change of control”, if in anticipation of, in connection with, or within two years following a “change of control”, the employment of Mr. Buschur or Mr. Michaels is terminated without “cause” or if they voluntarily resign for “good reason”, then their options would accelerate.

Board Compensation

Non-employee Director compensation is determined annually by the Board of Directors acting upon the recommendation of the Compensation Committee. Directors who are also employees of the Company receive no additional compensation for service as a Director. The following table shows compensation for non-employee directors for fiscal 2011:

Annual director retainer	$50,000
Annual lead director/chairman retainer (1)	$20,000
Annual audit committee chair (2)	$11,000
Annual compensation committee chair (2)	$9,500
Annual corporate governance and nominating committee chair (2)	$7,000
Annual stock option grant	11,000 shares
Board meeting fees (3)	$1,500
Committee meeting fees (4)	$1,000

(1)	The annual retainer for the chairman is paid in addition to the annual director retainer.
(2)	This amount is in addition to the committee meeting fees.
(3)	This amount is paid for each Board meeting attended, including phone meetings where resolutions were taken.
(4)	This amount is paid for each committee meeting attended, including phone meetings where resolutions were taken.

The Company does not provide retirement benefits to non-employee directors under any current program.

Stock Options

On November 9, 2011, Messrs. Beguwala, Bradley, Burns, Clendenin, George, Goda, and Neun were each granted an option to purchase 11,000 shares of Common Stock at an exercise price of $2.08 per share under the Company’s 2010 Omnibus Incentive Plan in connection with their annual re-election to the Board. In addition, Mr. Burns on March 18, 2011 was granted an additional option to purchase 7,370 shares of Common Stock at an exercise price of $19.10 per share when he joined the Company’s Board of Directors. These options vest in twelve equal monthly installments so that they are vested in full on November 9, 2012 and March 18, 2012 respectively.

Non-Employee Director Compensation

The following table sets forth compensation for the fiscal year ended January 1, 2012 for the Company’s independent directors:

Director Compensation for Fiscal 2011

Name	Fees Earned or Paid in Cash (1)	Stock Awards	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Moiz M. Beguwala	$68,000	$—	$12,432	$—	$—	$—	80,432
Ken J. Bradley	67,000	—	12,432	—	—	—	79,432
Richard Burns	45,042	—	94,477	—	—	—	139,519
John L. Clendenin	72,000	—	12,432	—	—	—	84,432
David L. George	68,000	—	12,432	—	—	—	80,432
Eugene L. Goda	77,000	—	12,432	—	—	—	89,432
Carl W. Neun	105,250	—	12,432	—	—	—	117,682

(1)

Consists of the annual board retainer, board and committee meeting fees, and committee chair retainers. These amounts do not include amounts paid to independent directors to reimburse them for expenses of travel, lodging and other reasonable out-of-pocket expenses which are related to service on the Board or any committee.

(2)

Reflects the grant date fair value in accordance with ASC Topic 718, without giving effect to estimated forfeitures. Includes stock options for 11,000 shares of Common Stock that were granted to each independent director on November 9, 2011. In addition, Mr. Burns received an additional 7,370 shares of Common Stock on March 18, 2011 when he joined the Board of Directors. Assumptions used in the calculation of these amounts are included in Note 13 to our consolidated financial statements. As of January 1, 2012, each director had the following number of stock options outstanding:

Mr. Beguwala	37,000
Mr. Bradley	37,000
Mr. Burns	18,370
Mr. Clendenin	33,000
Mr. George	33,000
Mr. Goda	33,000
Mr. Neun	24,000

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information concerning the beneficial ownership of Powerwave’s outstanding Common Stock as of April 24, 2012, except as otherwise noted, by persons who are directors, named executive officers, nominees for director or persons known to Powerwave to be beneficial owners of five percent or more of our outstanding Common Stock. The table also includes the beneficial stock ownership of all directors and executive officers of Powerwave as a group. As of April 24, 2012, the Company had a total of 31,741,931shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)		Percentage of Shares Outstanding (2)
Artis Capital Management LP Artis Capital Management, Inc. Stuart L. Peterson One Market Plaza Steuart St. Tower Suite 2700 San Francisco, CA 94105	5,411,981	(3)	14.6%
Silver Lake Credit Fund, LP Silver Lake Financial Associates, LP SLFA (GP) LLC SL Capital Appreciation Fund LLC Silver Lake Group LLC	2,791,495	(4)	8.1%
Blackrock, Inc. 40 E.52nd St NY, NY 10022	4,964,222	(5)	13.5%
Ronald J. Buschur	664,913	(6)	2.1%
Kevin T. Michaels	316,191	(7)	*
J. Marvin MaGee	179,416	(8)	*
Khurram P. Sheikh	247,860	(9)	*
David L. George	96,416	(10)	*
John L. Clendenin	110,416	(10)	*
Eugene L. Goda	66,416	(10)	*
Ken J. Bradley	52,416	(11)	*
Carl W. Neun	42,416	(12)	*
Moiz M. Beguwala	40,416	(11)	*
Richard Burns	13,786	(13)	*
All Directors and Executive Officers as a Group (11 persons)	1,830,662	(14)	5.6%

*	Less than 1%
(1)	Unless otherwise indicated, the business address of each holder is: c/o Powerwave Technologies, Inc., 1801 E. St. Andrew Place, Santa Ana, CA 92705.
(2)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days of April 24, 2012, and shares of Common Stock subject to our outstanding 1.875% convertible notes due November 2024, our 3.875% convertible notes due October 2027 and our 2.75% senior subordinated notes due November 2041 currently convertible, or convertible within 60 days of April 24, 2012, are deemed outstanding for computing the percentage of the person holding such options, warrants or convertible notes, but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote and subject to community property laws where applicable, to the knowledge of the Company, the companies and persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them.

(3)

Based on a Schedule 13G dated January 20, 2012 filed with the SEC. The schedule 13G states that Artis Capital Management LP has sole voting and dispositive power with respect to these shares. Includes 161,883 shares of common stock issuable upon conversion of subordinated convertible notes held by Artis. Artis Capital Management LP is a registered investment adviser and is the investment adviser of funds that hold the shares for the benefit of investors in those funds. Artis Capital Management, Inc. is the general partner of Artis Capital Management LP. Stuart Peterson is the president of Artis Capital Management, Inc. and the controlling owner of Artis Capital Management LP and Artis Capital Management, Inc. Each of Artis Capital Management LP, Artis Capital Management, Inc. and Mr. Peterson disclaims beneficial ownership of these shares, except to the extent of their respective pecuniary interest therein.

(4)

Based on a schedule 13G filed with the SEC on February 7, 2012. Includes 2,508,814 shares of common stock issuable upon conversion of subordinated convertible notes held by Silver Lake. Silver Lake Financial Associates LP is the general partner of Silver Lake Credit Fund LP and SLFA (GP) LLC is the general partner of Silver Lake Financial Associates LP. Silver Lake Financial Associates LP and SLFA (GP) LLC disclaim beneficial ownership except to the extent of their pecuniary interest. Silver Lake Group LLC is the managing member of SL Capital Appreciation Fund and SLFA (GP) LLC and disclaims beneficial ownership except to the extent of its pecuniary interest. The address of Silver Lake Capital Appreciation Fund LP and the Silver Lake Group LLC is 2775 Sand Hill Road, Suite 100, Menlo Park, CA 94025. The address of Silver Lake Credit Fund, LP, Silver Lake Financial Associates LP, and SLFA (GP) LLC is One Market Plaza, Steuart Tower, 10th Floor, Suite 1000, San Francisco, CA 94105.

(5)	Based on a schedule 13G filed with the SEC on April 11, 2012. Blackrock, Inc. has sole voting and dispositive with respect to the shares.
(6)	Includes options exercisable for 386,665 shares within 60 days of April 24, 2012.
(7)	Includes options exercisable for 211,749 shares within 60 days of April 24, 2012.
(8)	Includes options exercisable for 157,455 shares within 60 days of April 24, 2012.
(9)	Includes options exercisable for 159,290 shares within 60 days of April 24, 2012.
(10)	Includes options exercisable for 26,416 shares within 60 days of April 24, 2012.
(11)	Includes options exercisable for 30,416 shares within 60 days of April 24, 2012.
(12)	Includes options exercisable for 17,416 shares within 60 days of April 24, 2012.
(13)	Includes options exercisable for 13,786 shares within 60 days of April 24, 2012
(14)	Includes options exercisable for 1,086,441 shares within 60 days of April 24, 2012 (see footnotes 6-13).

Securities Authorized for Issuance Under Equity Compensation Plans

All stock-based award plans under which our Common Stock is reserved for issuance have previously been approved by our shareholders. We have no other equity compensation plans other than our stock-based award plans. The following table provides summary information as of January 1, 2012 for all of our stock-based award plans:

	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance under our Stock Option Plans (Excluding Shares Reflected in Column 1) (1)
Equity Compensation Plans Approved by Shareholders	3,515,667	$13.81	2,849,030
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Total	3,515,667	$13.81	2,849,030

(1)	The number of securities remaining available for future issuance has also been reduced to reflect 2,811 shares of restricted stock issued under the 2005 Stock Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Since the beginning of fiscal 2011, there have been no transactions in which the Company was or is a participant in which the amount involved exceeded $120,000 and in which any related person (as that term is defined for purposes of Section 404(a) of Regulation S-K) had or will have a direct or indirect material interest and there are currently no such proposed transactions.

Review, Approval or Ratification of Transactions with Related Persons

Our policy with regard to related person transactions is that all transactions are to be reviewed by the Audit Committee that may potentially be related person transactions. The Audit Committee will generally evaluate the transaction in terms of the following standards: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Audit Committee will then document its findings and conclusion in written minutes.

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

The following table sets forth the aggregate fees billed to us by Deloitte & Touche for the fiscal years ended January 1, 2012 and January 2, 2011:

	Fiscal Year Ended
	January 1, 2012	January 2, 2011
Audit Fees (1)	$1,253,193	$1,129,095
Audit Related Fees (2)	—	—
Tax Fees (3)	—	20,489

Total Fees	$1,253,193	$1,149,585

(1)

Includes fees for professional services rendered for the audit of Powerwave’s annual financial statements and review of Powerwave’s annual report on Form 10-K for the fiscal years 2011 and 2010, for the audit of Powerwave’s internal controls over financial reporting for fiscal years 2011 and 2010, and reviews of the financial statements included in Powerwave’s quarterly reports on Form 10-Q for the first three quarters of fiscal 2011 and 2010. All of these fees were pre-approved by the Audit Committee.

(2)	In fiscal 2011 and 2010 Powerwave did not incur any audit-related fees.
(3)	Includes fees for professional services rendered in fiscal 2011 and 2010, in connection with tax compliance (including U.S. federal and international returns) and tax consulting.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)(3) Exhibits. The following exhibits are filed as part of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Ana, State of California, on the 30th day of April 2012.

POWERWAVE TECHNOLOGIES, INC.

By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD J. BUSCHUR Ronald J. Buschur	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2012

/s/ KEVIN T. MICHAELS Kevin T. Michaels	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2012

/s/ CARL W. NEUN	Chairman of the Board of Directors	April 30, 2012
Carl W. Neun

/s/ JOHN L. CLENDENIN	Director	April 30, 2012
John L. Clendenin

/s/ MOIZ M. BEGUWALA	Director	April 30, 2012
Moiz M. Beguwala

/s/ RICHARD BURNS	Director	April 30, 2012
Richard Burns

/s/ DAVID L. GEORGE	Director	April 30, 2012
David L. George

/s/ EUGENE L. GODA	Director	April 30, 2012
Eugene L. Goda

/s/ KEN J. BRADLEY	Director	April 30, 2012
Ken J. Bradley