Form 10-Q
period 2012-04-01
POWERWAVE TECHNOLOGIES INC
filed 2012-05-11
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

As of May 4, 2012, the registrant had 31,741,931 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED APRIL 1, 2012

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including, without limitation, statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by using terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	reductions in demand for our products by certain customers;

•	our need for additional capital in the future and the possibility that additional financing may not be available on favorable terms or at all;

•	our reliance upon a few customers to generate the majority of our revenues;

•	a reduction in our sales due to our strategic focus on growing sales of higher margin products;

•	significant fluctuations in sales and operating results from quarter to quarter;

•

continued or increased economic weakness and uncertainty resulting from continuing high unemployment rates, low consumer confidence, tight credit markets, the sovereign debt crisis affecting certain countries in the European Union, and concerns about the level of sovereign debt within the United States;

•	our dependence upon single sources or limited sources for key components and products;

•	our potential failure to develop products that are of adequate quality and reliability, which could negatively impact our ability to sell our products and could expose us to significant liabilities;

•	potential unexpected cost increases in coverage systems projects;

•	financial difficulties of our key customers or suppliers;

•	unanticipated restructuring costs and the need to undertake restructuring actions;

•	increases in commodity and energy costs;

•	continuing declines in the sales prices of our products;

•	potential direct competition from our suppliers, contract manufacturers and customers;

•	the future growth, or lack of growth, in the wireless communications industry;

•	inventory fluctuations due to our reliance on contract manufacturers, components and supply chains with long lead times;

•	future additions to, or consolidations of manufacturing operations, which may present economic risks;

•	risks related to future acquisitions or strategic alliances;

•	our ability to enhance our existing products or develop new products that are sufficiently manufacturable and meet our customers’ needs and requirements;

•	our ability to hire and retain highly-qualified technical and managerial personnel;

•	risks related to our international operations, particularly with respect to operations in Asia and Europe;

•	delays in forecasted sales as a result of our lengthy initial sales cycle;

•	our ability to protect our intellectual property and third party claims of intellectual property infringement;

•	the nature and complexity of regulatory requirements that apply to us, and our ability to obtain or maintain any required regulatory approvals;

•	the competitiveness of our industry, which is characterized by rapid technological change;

•	variability in our quarterly and annual effective tax rate;

•	potential delisting from the NASDAQ Global Select Market;

•	volatility with respect to the price of our Common Stock as a result of our recent financial performance, expectations regarding our future financial performance, or other factors;

•	potential decreases in the price of our Common Stock due to the issuance of Common Stock upon conversion of our outstanding convertible instruments;

•	defensive provisions contained in our charter and bylaws; and

•	other risks set forth in Item 1A of Part II of this quarterly report under the heading “Risk Factors.”

Readers are urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Risk Factors”, “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, and in other filings we make with the SEC. Because the risks and uncertainties discussed in this quarterly report and other important unanticipated factors may affect the Company’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market.

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	April 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$37,715	$64,121
Restricted cash	6,185	6,162
Accounts receivable, net of allowance for sales returns and doubtful accounts of $4,143 and $4,225, respectively	69,661	96,777
Inventories	83,013	88,627
Prepaid expenses and other current assets	51,300	45,712
Deferred income taxes	4,084	6,968

Total current assets	251,958	308,367
Property, plant and equipment, net	19,747	27,771
Other assets	5,854	6,192

TOTAL ASSETS	$277,559	$342,330

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$57,168	$71,094
Accrued payroll and employee benefits	10,117	11,094
Accrued restructuring costs	2,825	3,112
Accrued expenses and other current liabilities	32,351	28,725

Total current liabilities	102,461	114,025
Long-term debt	253,463	252,190
Other liabilities	8,763	8,813

Total liabilities	364,687	375,028
Commitments and contingencies (Notes 8 and 9)
Shareholders’ deficit:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 31,741,931 and 31,684,831 shares issued and outstanding, respectively	867,585	866,716
Accumulated other comprehensive income	12,363	9,756
Accumulated deficit	(967,076)	(909,170)

Net shareholders’ deficit	(87,128)	(32,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$277,559	$342,330

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net sales	$43,269	$136,624
Cost of sales:
Cost of goods	54,135	100,764
Restructuring and impairment charges	5,612	—

Total cost of sales	59,747	100,764

Gross profit (loss)	(16,478)	35,860
Operating expenses:
Sales and marketing	7,803	9,136
Research and development	13,016	16,603
General and administrative	10,261	11,991
Restructuring and impairment charges	3,210	1

Total operating expenses	34,290	37,731

Operating loss	(50,768)	(1,871)
Other income (expense), net	(4,006)	(2,681)

Loss before income taxes	(54,774)	(4,552)
Income tax provision	3,132	2,423

Net loss	$(57,906)	$(6,975)

Basic loss per share:	$(1.83)	$(0.21)

Diluted loss per share:	$(1.83)	$(0.21)

Shares used in the computation of loss per share:
Basic	31,721	33,761
Diluted	31,721	33,761

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
Net loss	$(57,906)	$(6,975)
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes	2,607	2,678

Comprehensive loss	$(55,299)	$(4,297)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,906)	$(6,975)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,735	3,698
Amortization	1,606	1,007
Non-cash restructuring and impairment charges	8,822	1
Provision for sales returns and doubtful accounts	942	14
Provision for excess and obsolete inventories	6,115	95
Deferred taxes	2,884	—
Compensation costs related to stock-based awards	784	2,038
Gain on disposal of property, plant and equipment	(315)	(164)
Changes in operating assets and liabilities:
Accounts receivable	28,510	12,963
Inventories	(2,798)	(10,881)
Prepaid expenses and other current assets	(5,355)	(3,330)
Accounts payable	(16,000)	9,753
Accrued expenses and other current liabilities	(1,733)	(8,265)
Other non-current assets	16	12
Other non-current liabilities	26	(1)

Net cash used in operating activities	(31,667)	(35)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(733)	(1,824)
Restricted cash	(23)	(40)
Proceeds from the sale of property, plant and equipment	5,587	128

Net cash provided by (used in) investing activities	4,831	(1,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(291)
Proceeds from stock-based compensation arrangements	85	899
Repurchase of common stock	—	(15)

Net cash provided by financing activities	85	593
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	345	327

NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,406)	(851)
CASH AND CASH EQUIVALENTS, beginning of period	64,121	61,601

CASH AND CASH EQUIVALENTS, end of period	$37,715	$60,750

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest expense	$1,338	$3,030
Income taxes	$711	$2,445
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	$488	$993

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 1. Nature of Operations

Powerwave Technologies Inc. (the “Company”) is a global supplier of end-to-end wireless solutions for wireless communications networks. The Company designs, manufactures and markets antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, repeaters, tower-mounted amplifiers, remote radio head transceivers and advanced coverage solutions for use in cellular, personal communications services (“PCS”), 3G and 4G networks throughout the world.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The interim financial information is unaudited; however, it reflects all normal adjustments and accruals which are, in the opinion of management considered necessary to provide a fair presentation for the interim periods presented. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or full fiscal year ending December 30, 2012 (“fiscal 2012.”) The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

The Company has experienced a decline in revenues over the past three quarters, along with negative cash flows from operating activities over the last five quarters. In response, the Company has taken, and will be taking various restructuring actions designed to reduce operating costs and manufacturing overhead and increase cash flows from operating activities. The Company’s principal sources of liquidity consist of its existing cash balances, funds expected to be generated from operating activities and its existing credit agreement (see Note 4). In addition, the Company expects to receive approximately $17.5 million from the transactions with Shenzhen Tatfook Technology Co., Ltd. (“Tatfook”) in the second quarter (see Note 15) and is evaluating other possible financing options. The Company currently believes that its existing cash balances, funds expected to be generated from operating activities, proceeds from the closing of transactions with Tatfook, borrowings under its credit agreement or any new credit facility or other financing arrangement will provide the Company with sufficient funds to finance its current operations for at least the next twelve months.

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

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of sales	$107	$210
Sales and marketing expenses	91	125
Research and development expenses	157	446
General and administrative expenses	429	1,257

Increase to operating loss before income taxes	784	2,038
Income tax benefit recognized	—	—

Impact on net loss	$784	$2,038

Impact to net loss per share:
Basic	$0.02	$0.06

Diluted	$0.02	$0.06

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

As of April 1, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $3.7 million, net of estimated forfeitures of $0.4 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the first quarter of fiscal year 2011 was $11.80. No options were granted in the first quarter of 2012.

The fair value of options granted under the Company’s stock incentive plans during the first quarter of 2011 was estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

Three Months Ended
April 3, 2011
Weighted average risk-free interest rate	2.3%
Weighted average expected life (in years)	3.5
Expected stock volatility	78%
Dividend yield	None

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	April 1, 2012	January 1, 2012
Costs and estimated earnings in excess of billings	39,795	35,717
Prepaid expense and other current assets	11,505	9,995

Total prepaid expense and other current assets	$51,300	$45,712

In the first quarter of 2011, the Company adjusted its cost estimates on a coverage solutions project which reduced both costs and estimated earnings in excess of billings and gross margin by approximately $3.6 million.

Inventories

Net inventories are as follows:

	April 1, 2012	January 1, 2012
Parts and components	$33,764	$32,145
Work-in-process	5,299	5,079
Finished goods	43,950	51,403

Total inventories	$83,013	$88,627

Inventories are net of an allowance for excess and obsolete inventory of approximately $24.6 million and $15.8 million as of April 1, 2012 and January 1, 2012, respectively.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	April 1, 2012	January 1, 2012
Accrued freight and storage	6,472	6,215
Accrued warranty costs	$11,022	$7,780
Other accrued expenses and other current liabilities	14,857	14,730

Total accrued expenses and other current liabilities	$32,351	$28,725

Warranty

Accrued warranty costs are as follows:

	Three Months Ended
Description	April 1, 2012	April 3, 2011
Warranty reserve beginning balance	$7,780	$7,029
Reductions for warranty costs incurred	(2,586)	(2,336)
Additions charged to cost of sales	5,828	1,153

Warranty reserve ending balance	$11,022	$5,846

Note 4. Financing Arrangements and Long-Term Debt

Long-term debt

Long term debt consists of the following:

	April 1, 2012	January 1, 2012
2.750% Convertible Senior Subordinated Notes due 2041	$103,412	$102,139
3.875% Convertible Subordinated Notes due 2027	150,000	150,000
1.875% Convertible Subordinated Notes due 2024	51	51

Total long-term debt	$253,463	$252,190

Credit Agreement

The Company has a credit agreement with Wells Fargo Capital Finance, LLC, under which the lenders have made available to the Company a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $30.0 million (the “Credit Agreement.”) Availability under the Credit Agreement is based on the calculation of the Company’s borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of the Company’s assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on the Company with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under the line of credit falls below $3.0 million or domestic liquidity falls below $10.0 million. As of April 1, 2012 the Company was not required to comply with this covenant. As of April 1, 2012, the Company had approximately $14.1 million of availability under the Credit Agreement, of which approximately $6.3 million was utilized for an outstanding letter of credit. The Credit Agreement currently matures on August 15, 2014. As of April 1, 2012, the Company was in compliance with all covenants under the Credit Agreement.

Note 5. Restructuring and Impairment Charges

The costs associated with exit activities related to the following restructuring plans were recorded in accordance with the accounting guidance now codified as ASC Topic 420, “Exit or Disposal Obligations.” Pursuant to this guidance, a

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

liability for a cost associated with an exit or disposal activity shall be recognized in the period in which the liability is incurred, except for a liability for certain one-time employee termination benefits that is incurred over time. In the unusual circumstance in which fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. The restructuring plan is subject to continued future refinement as additional information becomes available.

2012 Restructuring Plan

In the first quarter of 2012, the Company formulated and began to implement a plan to further reduce manufacturing overhead and operating expenses (“2012 Restructuring Plan.”) As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations. These reductions were taken in further response to economic conditions and the continued decline in revenue in the first quarter of 2012. The Company expects to finalize this plan in the third quarter of 2012; however additional amounts may be accrued in 2012 related to the actions associated with this plan.

Workforce Reductions
Balance as of January 1, 2012	$—
Amounts accrued	1,986
Amounts paid/incurred	(640)
Effects of exchange rates	0

Balance as of April 1, 2012	$1,346

The Company expects that the workforce reduction payments will be made through the first quarter of 2013.

2011 Restructuring Plan

In November 2011, the Company formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“2011 Restructuring Plan.”) As part of this plan, the Company initiated personnel reductions of approximately 110 employees in both its domestic and foreign locations, with primary reductions in the U.S., Sweden, Finland, France, China and Canada. These reductions were undertaken in response to economic conditions and the significant decline in revenues in the third quarter of 2011. The Company finalized this plan in the fourth quarter of 2011, however, additional amounts may be accrued in 2012 related to actions associated with this plan.

Workforce Reductions
Balance as of January 1, 2012	$3,025
Amounts accrued	31
Amounts paid/incurred	(1,480)
Effects of exchange rates	(97)

Balance as of April 1, 2012	$1,479

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

A summary of the activity affecting the accrued restructuring liability related to the 2009 Restructuring Plan for the three months ended April 1, 2012 is as follows:

Workforce Reductions
Balance as of January 1, 2012	$87
Amounts accrued	(46)
Amounts paid/incurred	(41)
Effects of exchange rates	—

Balance as of April 1, 2012	$—

The Company completed all remaining actions for this plan in the first quarter of 2012 and reversed the remaining accrual to restructuring expense. The Company will no longer report on this plan.

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in the first quarters of fiscal 2012 and 2011. A summary of these charges is listed below:

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of Sales:
Restructuring and impairment charges:
Inventory charges	$5,402	$
Severance	210		—

Total cost of sales	5,612		—
Operating Expenses:
Restructuring and impairment charges:
Severance	1,761		121
Facility closure and asset impairment charges	1,449		(120)

Total operating expenses	3,210		1

Total restructuring and impairment charges	$8,822		$1

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

In the first quarter of 2012, the Company recorded a charge of approximately $3.4 million related to the impairment of inventory that will be disposed of and will not generate future revenue, as well as vendor cancellation charges of $2.0 million, primarily related to the proposed transactions with Shenzen Tatfook Technology Co. Ltd. (see Note 15).

In the first quarter of 2012, the Company recorded charges of approximately $2.0 million in severance costs, of which approximately $0.2 million and $1.8 million were recorded in cost of sales and operating expenses, respectively. In the first quarter of 2011, the Company recorded charges of approximately $0.1 million in severance costs, which was recorded in operating expenses.

In the first quarter of 2012, the Company sold its building in Finland for approximately $5.3 million. In connection with the sale, the Company recorded a loss of approximately $1.4 million. In the first quarter of 2011, the Company recorded an adjustment to the excess remaining liability related to a prior restructuring plan that was completed in the first quarter of 2011, which reduced total restructuring and impairment charges by $0.1 million.

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended
	April 1, 2012	April 3, 2011
Interest income	$57	$60
Interest expense	(3,917)	(2,886)
Foreign currency gain (loss), net	(350)	(586)
Other income, net	204	731

Total	$(4,006)	$(2,681)

Included in interest expense are non-cash charges related to the amortization of debt issuance costs, debt discount and bond accretion totaling $1.6 and $1.0 million for the first quarters of 2012 and 2011, respectively.

Note 7. Loss Per Share

In accordance with ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares 9,853,689 and 5,392,291 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the three months ended April 1, 2012 and April 3, 2011 respectively, as the effect would be anti-dilutive.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

The following details the calculation of basic and diluted loss per share:

	Three Months Ended
	April 1, 2012	April 3, 2011
Basic:
Net loss	$(57,906)	$(6,975)
Weighted average common shares	31,721	33,761
Basic loss per share	$(1.83)	$(0.21)
Diluted:
Net loss	$(57,906)	$(6,975)
Interest expense of convertible debt, net of tax	—	—

Net loss, as adjusted	$(57,906)	$(6,975)

Weighted average common shares	31,721	33,761
Potential common shares	—	—

Weighted average common shares, as adjusted	31,721	33,761

Diluted loss per share	$(1.83)	$(0.21)

Note 8. Commitments and Contingencies

On November 4, 2011, Jaybeam Wireless SAS and Jaybeam Limited filed a patent infringement lawsuit against the Company in United States District Court for the District of Delaware. The complaint alleges infringement by the Company of US patent 7,286,092 entitled Radio Communications Antenna with Misalignment of Radiation Lobe by Variable Phase Shifter. The complaint seeks compensatory damages, treble damages for willful infringement and temporary and permanent injunctive relief. The parties are engaged in settlement discussions. If the parties are unable to reach a mutually agreed upon settlement, the Company intends to vigorously defend this matter. The Company is unable to reasonably estimate the potential losses or range of losses at this time, therefore, no losses have been accrued.

In the first quarter of 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. The complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased the Company’s Common Stock between February 1, 2011 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues. Plaintiffs are expected to file a consolidated amended complaint on or before June 25, 2012. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

Also in the first quarter of 2012, three additional lawsuits that relate to the above purported shareholder class action were filed. The lawsuits are shareholder derivative actions, purported to be brought by individual shareholders on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant in the shareholder derivative actions. The shareholder derivative lawsuits are Yin Shen v. Buschur, et al., filed in the Superior Court of California, Kevin Pehlman v. Buschur, et al., filed in United States District Court for the Central District of California, and Jorge L. Verar v. Buschur, et al., filed in the Superior Court of California and subsequently removed to United States District Court for the Central District of California. The allegations of the derivative complaints closely resemble those in the class action and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaints assert various claims for breach of fiduciary duty under state law. These three actions are presently stayed by stipulated orders entered in each action.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 9. Contractual Guarantees and Indemnities

In the normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which it may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of April 1, 2012 includes:

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

Director and Officer Indemnities and Contractual Guarantees

The Company has entered into indemnification agreements with its members of the board of directors and its executive officers which require the Company to indemnify such individuals to the fullest extent permitted by Delaware law. The Company’s indemnification obligations under such agreements are not limited in amount or duration. Certain costs incurred in connection with such indemnifications may be recovered in certain circumstances under various insurance policies. Given that the amount of any potential liabilities related to such indemnities cannot be determined until a lawsuit has been filed against a director or executive officer, the Company is unable to determine the maximum amount of losses that it could incur relating to such indemnifications. Historically, any amounts payable pursuant to such director and officer indemnifications have not had a material negative effect on the Company’s business, financial condition or results of operations.

The Company has also entered into severance agreements and change in control agreements with certain of its executives. These agreements provide for the payment of specific compensation benefits to such executives upon the termination of their employment with the Company.

General Contractual Indemnities/Products Liability

In the normal course of business, the Company enters into contracts with customers where it has agreed to indemnify such customers for personal injury or property damage caused by the Company’s products. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount. Historically, any amounts payable pursuant to such contractual indemnities have not had a material negative effect on the Company’s business, financial condition or results of operations. The Company maintains product liability insurance as well as errors and omissions insurance, which may provide a source of recovery to the Company in the event of an indemnification claim.

Other Guarantees and Indemnities

The Company occasionally issues guarantees for certain contingent liabilities under various contractual arrangements, including customer contracts, self-insured retentions under certain insurance policies and governmental value-added tax compliance programs. These guarantees normally take the form of standby letters of credit issued by the Company’s banks, which may be secured by cash deposits, pledges or performance bonds issued by an insurance company. Historically, any amounts payable pursuant to such guarantees have not had a material negative effect on the Company’s business, financial condition or results of operations. In addition, the Company, as part of the agreements to register the convertible notes it issued in September 2007 and November 2004, agreed to indemnify the selling security holders against certain liabilities, including liabilities under the Securities Act. The Company’s indemnification obligations under such agreements are not limited in duration and are generally not limited in amount.

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Based on an assessment performed in the first quarter of 2012, the Company recorded a valuation allowance against the net deferred tax assets in the amount of $2.9 million in Finland and China. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2012, where the Company believes it is more likely than not that deferred tax assets will not be realized. For the foreseeable future, the federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

As of April 1, 2012, the liability for income taxes associated with uncertain tax positions was $6.1 million. Of the $6.1 million, $4.0 million, if recognized, would affect tax expense and would require penalties and interest of $0.7 million, $0.6 million would result in an increase in prepaid assets, and $0.8 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

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

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. As of April 1, 2012, the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of April 1, 2012, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2008. As of April 1, 2012, the Company is not under corporate income tax examination by federal or state taxing authorities.

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

The estimated fair values of the Company’s financial instruments were as follows:

	April 1, 2012		January 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$37,715	$37,715	$64,121	$64,121
Restricted cash	6,185	6,185	6,162	6,162
Long-term debt
2.750% Convertible Senior Subordinated Notes due 2041	103,412	57,911	102,139	61,028
3.875% Convertible Subordinated Notes due 2027	150,000	75,750	150,000	71,250
1.875% Convertible Subordinated Notes due 2024	51	26	51	51

ASC 820-10 requires that, for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities and Level 2 asset and liability values are derived from quoted prices in inactive markets. The Company’s assets measured at fair value on a recurring basis include only cash, cash equivalents and restricted cash, all of which are based upon Level 1 inputs. The fair value disclosures of the Company’s long-term debt are determined by Level 2 inputs based upon the quoted market price of the same or similar issues.

Note 12. Customer Concentrations

No customers accounted for 10% or more of revenues in the first quarter of 2012. The inability to collect outstanding receivables from any customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s product sales have historically been concentrated in a small number of customers. As of April 1, 2012, one customer, Team Alliance, one of the Company’s North American resellers, accounted for approximately 33% of total accounts receivable. For the first quarter of fiscal 2011, sales to customers that accounted for 10% or more of revenues totaled $67.4 million. For the first quarter of 2011, Nokia Siemens, Team Alliance, one of our North American resellers, and Raycom, one of our European resellers, accounted for approximately 25%, 14%, and 10% of total net sales respectively.

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

Note 15. Subsequent Event

On April 24, 2012, the Company’s Chinese subsidiary, Filtronic Suzhou Telecommunications Products Co., Ltd. (“Filtronic Suzhou”) and Tatfook entered into a definitive agreement under which Tatfook will acquire selected assets of the Company’s China manufacturing facility and will provide the Company with a long-term manufacturing and supply agreement. Tatfook will purchase certain assets from Filtronic Suzhou for $12.5 million, of which $5.0 million was received upon signing of the agreement and the balance will be fully paid on closing. The transaction is expected to close during the second quarter subject to fulfillment of all customary closing conditions and includes the assumption of selected facility leases in China, the purchase of certain equipment, inventory and offers of employment to employees located in the Company’s China manufacturing operations. Upon closing of this transaction, the Company also will license Tatfook to manufacture and sell selected antenna and tower mounted amplifier products within the China market under a license and manufacturing agreement. Tatfook will pay an upfront license fee of $5.0 million under the license and manufacturing agreement as well as ongoing royalty fees on future product sales.

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

Introduction and Overview

Powerwave Technologies, Inc. (the “Company”, “we”, “us”, or “our”) is a global supplier of end-to-end wireless solutions for wireless communications networks. Our business consists of the design, manufacture, marketing and sale of products to improve coverage, capacity and data speed in wireless communications networks. Our principal products include antennas, boosters, combiners, cabinets, shelters, filters, radio frequency power amplifiers, remote radio head transceivers, repeaters, tower-mounted amplifiers and advanced coverage solutions. These products are utilized in major wireless networks throughout the world, which support voice and data communications by use of cell phones and other wireless communication devices. We sell our products to both original equipment manufacturers, who incorporate our products into their proprietary base stations (which they then sell to wireless network operators), and directly to individual wireless network operators for deployment into their existing networks. We have also started marketing in new markets such as government, public safety, military and homeland security.

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions in demand by three of our major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For 2008, demand for our products once again increased; however, in the fourth quarter of 2008 demand was negatively impacted by the global economic recession. The recession and the ensuing period of economic weakness and uncertainty have significantly impacted demand for our products during the last three years. In particular our revenue in 2009 fell by 36% from 2008 levels, negatively impacting our financial results. In response, during 2008 and 2009, we initiated several cost cutting measures aimed at lowering our manufacturing overhead and operating expenses. During fiscal 2011, our revenue declined by 25% compared to fiscal 2010, and during the second half of 2011 our revenues fell by over 55% as compared to the first half of 2011. Also, our revenue in the first quarter of fiscal 2012 fell by 68% when compared to the first quarter of fiscal 2011. We believe that the continued reductions in our revenues in the second half of fiscal 2011 and the first quarter of fiscal 2012 were due to several factors, including, significant slowdowns in spending by network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In response to these reductions in revenues, we initiated several cost reduction measures to both lower our manufacturing costs and reduce our operating expenses. We cannot predict if such measures will be successful, and we may be required to further reduce operating expenses and manufacturing costs or curtail certain aspects of our business if there is continued reduction in demand by our customers.

In the past, there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Continuing economic weakness and uncertainty, increasing energy and commodity costs, continued low consumer confidence, reduced property values, constrained credit markets and concerns about sovereign debt in some countries in the European Union have had a negative impact on the availability of financial capital, which has limited capital expenditures by wireless network operators and will likely have a negative impact on such expenditures going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and, we believe, at various times, have directly led to reduced demand for our products and increased price competition within our industry, thereby reducing our revenues and contributed to our reported operating losses.

We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator of our products.

Looking back over the last eight years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries and was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition”). We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadened our RF conditioning and base station solutions product portfolio and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008, 2009, and 2010 we completed the integration of these acquisitions, focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last eight years, these acquisitions do not provide any guarantee that our revenues will increase. We have initiated cost reduction measures to both lower our manufacturing costs and reduce our operating expenses which are aimed at further reducing our overall operating cost structure.

We measure our success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of maintaining a positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be long-term growth opportunities within the wireless communications infrastructure marketplace, and we are focused on positioning the Company to benefit from these long-term opportunities in both the traditional commercial market and new markets such as government, public safety, military and homeland security.

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

For a summary of our critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Accruals for Restructuring and Impairment Charges

In the first quarter of 2012, we recorded restructuring and impairment charges of $8.8 million. Such charges relate to our restructuring plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Restructuring and impairment accruals related primarily to workforce reductions, and the discontinuation of certain product lines, including the associated write-downs of inventory. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and the actual amounts incurred or recovered may be substantially different from those based on the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

In the first quarter of 2012, we formulated and began to implement a plan to further reduce manufacturing overhead and operating expenses (“2012 Restructuring Plan.”) As part of this plan, we initiated personnel reductions in both our domestic and foreign locations. These reductions were taken in further response to economic conditions and the continued decline in revenue in the first quarter of 2012. We expect to finalize this plan by the third quarter of 2012; however additional amounts may be accrued in 2012 related to the actions associated with this plan.

In November 2011, we formulated and began to implement a plan to further reduce manufacturing overhead costs and operating expenses (“2011 Restructuring Plan.”) As part of this plan, we initiated personnel reductions of approximately 110 employees in both our domestic and foreign locations, with primary reductions in the U.S., Sweden, Finland, France, China and Canada. These reductions were undertaken in response to economic conditions and the significant decline in revenues in the third quarter of 2011. We finalized this plan in the fourth quarter of 2011; however, additional amounts may be accrued in 2012 related to actions associated with this plan.

Subsequent Event

On April 24, 2012 our Chinese subsidiary, Filtronic Suzhou Telecommunications Products Co., Ltd. (“Filtronic Suzhou”) and Shenzhen Tatfook Technology Co. Ltd. (“Tatfook”) entered into a definitive agreement under which Tatfook will acquire selected assets of our China manufacturing facility and will provide us with a long-term manufacturing and supply agreement. Tatfook will purchase certain assets from Filtronic Suzhou for $12.5 million, of which $5.0 million was received upon signing of the agreement and the balance will be fully paid on closing. The transaction is expected to close during the second quarter, subject to fulfillment of all customary closing conditions, and includes the assumption of selected facility leases in China, the purchase of certain equipment, inventory and offers of employment to employees located in our China manufacturing operations. Upon closing of this transaction, we will license Tatfook to manufacture and sell selected antenna and tower mounted amplifier products within the China market under a license and manufacturing agreement. Tatfook will pay an upfront license fee of $5.0 million under the license and manufacturing agreement as well as ongoing royalty fees on future product sales.

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended
	April 1, 2012	April 3, 2011
Net sales	100.0%	100.0%
Cost of sales:
Cost of goods	125.1	73.8
Restructuring and impairment charges	13.0	—

Total cost of sales	138.1	73.8

Gross profit (loss)	(38.1)	26.2
Operating expenses:
Sales and marketing	18.0	6.7
Research and development	30.1	12.1
General and administrative	23.7	8.8
Restructuring and impairment charges	7.4	—

Total operating expenses	79.2	27.6

Operating income (loss)	(117.3)	(1.4)
Other income (expense), net	(9.3)	(1.9)

Loss before income taxes	(126.6)	(3.3)
Income tax provision	7.2	1.8

Net Loss	(133.8)%	(5.1)%

Three Months ended April 1, 2012 and April 3, 2011

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	April 1, 2012		April 3, 2011
Wireless network operators and other	$29,474	68%	$81,511	60%
Original equipment manufacturers	13,795	32%	55,113	40%

Total	$43,269	100%	$136,624	100%

Sales decreased by 68% to $43.3 million for the first quarter of 2012, from $136.2 million for the first quarter of 2011. This decrease was due to several factors, including, but not limited to, a continued slowdown in spending by North American network operators coupled with further weakness in several international markets, including Western and Eastern Europe and the Middle East. In addition, we experienced further reductions in demand with our original equipment manufacturing customers. In particular, we experienced a reduction in demand by Nokia Siemens Networks of over 91% when compared to the prior year period. Sales to our direct operator customers decreased by approximately 64% for the first quarter of 2012 from the first quarter of 2011. Sales to our original equipment manufacturers decreased by 75% for the first quarter of 2012 from the first quarter of 2011. We believe that, among other factors, the current negative global economic environment has caused network operators to reduce or postpone their spending plans for the near term while they evaluate the macro-economic pressures in each individual market.

The following table presents a further analysis of our sales based upon our various product groups:

	Three Months Ended (in thousands)
Wireless Communications Product Group	April 1, 2012		April 3, 2011
Antenna systems	$20,760	48%	$64,946	48%
Base station systems	10,158	24%	59,082	43%
Coverage systems	12,351	28%	12,596	9%

Total	$43,269	100%	$136,624	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in antenna systems and base station systems sales during the first quarter of 2012 as compared with the first quarter of 2011 is due to the previously mentioned significant decrease in demand we experienced from our wireless network operator and original equipment manufacturer customers.

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

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Three Months Ended (in thousands)
Geographic Area	April 1, 2012		April 3, 2011
Americas	$20,710	48%	$54,261	40%
Asia Pacific	7,706	18%	44,133	32%
Europe	12,917	30%	30,012	22%
Other International	1,936	4%	8,218	6%

Total	$43,269	100%	$136,624	100%

Revenues decreased in all regions in the first quarter of 2012 as compared to the first quarter of 2011. The decrease is attributable to the significant reductions in demand from our wireless network operator customers, other direct customers and original equipment manufacturers which we believe is due to several factors, including, but not limited to, the current negative global economic environment that has caused network operators to reduce or postpone their equipment spending plans. In North America, we experience continued slowness in capital growth spending by wireless network operators. The reduction in the Other International region is largely due to reduced sales in the Middle East, which has been impacted by civil unrest in many countries. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that, when comparing exchange rates in effect for the first quarter of 2012 to those in effect for the first quarter of 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the first quarter of 2012, no single customer accounted for more than 10% of our sales. For the first quarter of 2011, total sales to Nokia Siemens Networks accounted for approximately 25% of sales, sales to Team Alliance, one of our North American resellers, accounted for 14% of our total sales and sales to Raycom, one of our European resellers, accounted for approximately 10% of our total sales.

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

Cost of Sales and Gross Profit

Our cost of sales includes both fixed and variable cost components and consists primarily of materials, assembly and test labor and overhead, which includes equipment depreciation, facility lease expense, transportation costs and warranty costs. Components of our fixed cost structure include test equipment depreciation, facility lease expense, purchasing and procurement expenses and quality assurance costs. Given the fixed nature of such costs, the absorption of our overhead costs into inventory decreases and the amount of overhead variances expensed to cost of sales increases as volumes decline as we have fewer units to absorb our overhead costs against. Conversely, the absorption of our overhead costs into inventory increases and the amount of overhead variances expensed to cost of sales decreases as volumes increase as we have more units to absorb our overhead costs against. As a result, our gross profit margins generally decrease as revenue and volumes decline due to lower sales volume and higher amounts of overhead variances expensed to cost of sales. Our gross profit margins generally increase as our revenue and volumes increase due to higher sales volume and lower amounts of overhead variances expensed to cost of sales.

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	April 1, 2012		April 3, 2011
Net sales	$43,269	100.0%	$136,624	100.0%
Cost of sales:
Cost of sales	54,135	125.1%	100,764	73.8%
Restructuring and impairment charges	5,612	13.0%	—	—%

Total cost of sales	59,747	138.1%	100,764	73.8%

Gross profit (loss)	$(16,478)	(38.1)%	$35,860	26.2%

Our actual gross profit decreased during the first quarter of fiscal 2012, compared to the first quarter of fiscal 2011, primarily as a result of our significantly lower revenues. The significant drop in our revenues during the first quarter of 2012 caused us to be unable to absorb our overhead and manufacturing costs, which resulted in the reduction in our gross margin as a percentage of revenue. Gross margin was also negatively impacted by inventory related charges of approximately $9.7 million associated with excess and obsolete inventory, vendor cancellations and scrapping of inventory. We incurred $5.6 million of restructuring charges during the first quarter of fiscal 2012 which included a charge of approximately $3.4 million related to the impairment of inventory that will be disposed of and will not generate future revenue, as well as vendor cancellation charges of $2.0 million, primarily related to the proposed transactions with Shenzen Tatfook Technology Co. Ltd.

The wireless communications infrastructure equipment industry is extremely competitive and is characterized by rapid technological change, new product development and product obsolescence, evolving industry standards and significant price erosion over the life of a product. Certain of our competitors have aggressively lowered prices in an attempt to gain market share. Due to these competitive pressures and the pressures of our customers to continually lower product costs, we expect that the average sales prices of our products will continue to decrease and negatively impact our gross margins. In addition, we have introduced new products at lower sales prices, and these lower sales prices have impacted the average sales prices of our products. We have also reduced prices on our existing products in response to our competitors and customer demands. We currently expect that pricing pressures will remain strong in our industry. Future pricing actions by our competitors and us may adversely impact our gross profit margins and profitability, which could result in decreased liquidity and adversely affect our business, financial condition and results of operations.

A portion of our coverage solution sales include design, customization, installation and implementation services and the supply of coverage solutions products. We recognize revenue using the percentage-of-completion method for these coverage solution projects. Due to the nature of these types of projects, cost estimates can vary significantly, and the actual cost of such projects can fluctuate significantly during the life of a project. These fluctuations, such as the one which occurred in the first quarter of 2011 when our gross profit was negatively impacted by a coverage solution project cost estimate adjustment of approximately $3.6 million, can have a negative impact on our gross profit margins and profitability, decreasing revenues and adversely impacting our business, financial condition and results of operations.

We continue to strive for manufacturing and engineering cost reductions to offset pricing pressures on our products, as evidenced by our decisions to close and consolidate several of our manufacturing locations as part of our restructuring plans. However, we cannot guarantee that these cost reductions, and our outsourcing or product redesign efforts will keep pace with price declines and cost increases. If we are unable to further reduce our costs through our manufacturing, outsourcing and/or engineering efforts, our gross margins and profitability will be adversely affected.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	April 1, 2012		April 3, 2011
Sales and marketing	$7,803	18.0%	$9,136	6.7%
Research and development	13,016	30.1%	16,603	12.1%
General and administrative	10,260	23.7%	11,991	8.8%
Restructuring and impairment charges	3,210	7.4%	1	0.0%

Total operating expenses	$34,289	79.2%	$37,731	27.6%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $1.3 million, or 14.6%, during the first quarter of 2012 as compared to the first quarter of 2011, primarily due to decreased personnel, commission and travel-related expense.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors, including new product introduction schedules, prototype developments and hiring patterns. Total research and development expenses decreased $3.6 million or 21.6% during the first quarter of 2012 as compared to the first quarter of 2011 due primarily to lower personnel costs, reduced professional fees and lower stock compensation expense.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. Total general and administrative expenses decreased $1.7 million, or 14.4% during the first quarter of 2012 as compared to the first quarter of 2011, due primarily to lower personnel costs, stock compensation expense, facilities expense and professional fees offset in part by an increase in rent expense related to rent on our headquarters facility as a result of the sale-leaseback transaction completed in the fourth quarter of 2011.

Restructuring charges in operating expense of $3.2 million were recorded in the first quarter of fiscal 2012 due to a loss of $1.4 million on the sale of our Finland research and development facility, and for severance costs of $1.8 million for terminated employees in Europe and the United States.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	April 1, 2012		April 3, 2011
Interest income	$57	0.1%	$60	0.1%
Interest expense	(3,917)	(9.1)%	(2,886)	(2.1)%
Foreign currency gain (loss), net	(350)	(0.8)%	(586)	(0.4)%
Other income, net	204	0.5%	731	0.5%

Other income (expense), net	$(4,006)	(9.3)%	$(2,681)	(1.9)%

Interest income remained consistent during the first quarter of 2012 compared to the first quarter of 2011, due to the historically low interest rates on cash balances. Interest expense increased by $1.2 million during the first quarter of fiscal 2012 as compared to the first quarter of 2011 primarily due to non-cash bond principal accretion related to our 2.75% Convertible Senior Subordinated Notes due 2041 (the “2.75% Notes.”) Included in non-cash charges are the amortization of debt issuance costs, debt discount and bond accretion totaling $1.6 and $1.0 million for the first quarters of 2012 and 2011, respectively. Additionally, we recognized a net foreign currency translation loss of $0.3 million in the first quarter of 2012, primarily due to the fluctuations of the U.S. Dollar versus the Euro, Chinese RMB, and several other currencies, as compared to the loss of $0.6 million in the first quarter of 2011. The reduction of other income (expense), net from the first quarter of 2011 to the first quarter of 2012 of $0.5 million is primarily related to lower net sub-lease income.

Income Tax Provision

Our effective tax rate for the first quarter of 2012 resulted in an expense of approximately 5.7% of our pre-tax loss of $54.8 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of such assets. In the first quarter of 2012, valuation allowances were recorded against the net deferred tax assets in Finland and China resulting in deferred tax expense of $2.9 million. As such, for the foreseeable future, the tax provision or tax benefit related to future Chinese, Finnish and U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. Accordingly, current tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily Sweden and India. We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction.

Net Income

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	April 1, 2012	April 3, 2011
Operating loss	$(50,768)	$(1,871)
Other income (expense), net	(4,006)	(2,681)

Loss before income taxes	(54,774)	(4,552)
Income tax provision	3,132	2,423

Net loss	$(57,906)	$(6,975)

Our net loss for the first quarter of 2012 was $57.9 million, compared to a net loss of $7.0 million for the first quarter of 2011. The net loss in the first quarter of 2012 was largely due to our decreased revenue during the period, which resulted in a gross loss and, consequently an operating loss and the resulting net loss.

Liquidity and Capital Resources

We have historically financed our operations through a combination of cash on hand, cash provided from operations, available borrowings under a bank line of credit, private debt offerings and both private and public equity offerings. Our principal sources of liquidity currently consist of our existing cash balances, funds expected to be generated from future operations, and available borrowings under our credit agreement with Wells Fargo Capital Finance LLC (“Credit Agreement.”) As of April 1, 2012, we had working capital of $149.5 million, including $37.2 million in unrestricted cash and cash equivalents, as compared to working capital of $194.3 million at January 1, 2012, which included $64.1 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended (in thousands)
	April 1, 2012	April 3, 2011
Net cash provided by (used in):
Operating activities	$(31,667)	$(35)
Investing activities	4,831	(1,736)
Financing activities	85	593
Effect of foreign currency translation on cash and cash equivalents	345	327

Net increase (decrease) in cash and cash equivalents	$(26,406)	$(851)

Operating Activities

Net cash used in operating activities in the first three months of 2012 was $31.7 million as compared to $0.03 million used by operating activities in the first three months of 2011. The decrease in cash flow from operating activities was due to the reduction in revenue and related increase in our net loss and an increase in working capital, primarily a decrease in accounts payable and accrued expenses plus an increase in inventory and other current assets, partially offset by a decrease in accounts receivable.

Investing Activities

Net cash provided by investing in the first three months of 2012 was $4.8 million as compared to $1.7 million used by investing in the first three months of 2011. The $4.8 million in net cash provided by investing activities during the first three months of 2012 reflects proceeds from the sale of our Finland facility and other assets of approximately $5.6 million, partially offset by capital expenditures of $0.7 million. The $1.7 million in net cash used by investing activities during the first three months of 2011 represents capital expenditures of $1.8 million, offset in part by proceeds from the sale of property plant and equipment of $0.1 million. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $4 million and $6 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash provided by financing activities during the first three months of 2012 and 2011 was $0.1 million and $0.6 million respectively. The 2012 amount was primarily comprised of proceeds from our employee stock purchase plan and the 2011 amount was primarily comprised of proceeds from our employee stock purchase plan and stock option exercises, offset partially by payment of debt issuance costs related to our Credit Agreement.

On July 26, 2011, we completed the private placement of $100 million in original principal amount of the 2.75% Notes. We used the proceeds from the sale of the 2.75% Notes to repurchase $57.9 million in aggregate principal amount of our 1.875% Convertible Subordinated Notes due 2024 (the “1.875% Notes”). We also utilized approximately $25.0 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of our Common Stock, and incurred debt issuance costs of $3.6 million during the year ended January 1, 2012.

We have a total of $253.5 million of long-term convertible subordinated notes outstanding as of April 1, 2012, consisting of $0.1 million of the 1.875% Notes, $150.0 million of our Convertible Subordinated Notes due October 2027 (the “3.875% Notes”) and $103.4 million of the 2.75% Notes. Holders of the 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2.75% Notes may require us to repurchase all or a portion of their notes for cash on July 15, 2018, 2025 or 2032 for a repurchase price equal to 100% of the accreted amount of the 2.75% Notes, plus accrued and unpaid interest on the original principal amount.

Future Cash Requirements

We currently believe that our existing cash balances, funds expected to be generated from operating activities, proceeds from the closing of the Tatfook transactions, and borrowings under our Credit Agreement or any new credit facility will provide us with sufficient funds to finance our current operations for at least the next twelve months. Our principal sources of liquidity consist of our existing cash balances, funds expected to be generated from operations and our Credit Agreement. We have initiated cost reduction measures to both lower our manufacturing costs and reduce our operating expenses which we expect will improve our cash flow from operating activities. In addition, we expect to receive approximately $17.5 million from the proposed transactions with Tatfook. We regularly review our cash funding requirements and attempt to meet those requirements through a combination of cash on hand and cash provided by operating activities. Our ability to generate positive cash flows from operating activities is subject to numerous risks and uncertainties. We have experienced negative cash flow from operating activities for five consecutive fiscal quarters. No assurances can be given that we will be able to generate positive operating cash flows in the future or maintain and/or grow our existing cash balances. If we experience a continued period of reduced revenues and customer demand, and are unable to reduce our manufacturing costs and operating expenses to offset such reductions, and are unable to secure additional sources of financing, we may be unable to execute our business plan or maintain operations.

Credit Agreement

We have a credit agreement with Wells Fargo Capital Finance, LLC, under which the lenders have made available a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $30.0 million. Availability under the Credit Agreement is based on the calculation of our borrowing base as defined in the Credit Agreement. The Credit Agreement is secured by a first priority security interest on a majority of our assets, including, without limitation, all accounts, equipment, inventory, chattel paper, records, intangibles, deposit accounts, cash and cash equivalents and proceeds of the foregoing. The Credit Agreement contains customary affirmative and negative covenants for credit facilities of this type, including limitations on us with respect to indebtedness, liens, investments, distributions, mergers and acquisitions and dispositions of assets. The Credit Agreement also includes a financial covenant in the form of a minimum fixed charge coverage ratio that is applicable only if the availability under the line of credit falls below $3.0 million or domestic liquidity falls below $10.0 million. As of April 1, 2012 we were not required to comply with this covenant. As of April 1, 2012, we had approximately $14.1 million of availability under the Credit Agreement, of which approximately $6.3 million was utilized for an outstanding letter of credit. The Credit Agreement matures on August 15, 2014. As of April 1, 2012, the Company was in compliance with all covenants under the Credit Agreement. We are presently in the process of seeking new debt financing as a replacement to the Credit Agreement to provide us with more availability. There is no assurance that new debt financing will be available on favorable terms or at all.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of April 1, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of April 1, 2012, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 60% of our net sales during fiscal year 2011, 63% of our net sales during fiscal 2010 and 73% of our net sales during fiscal 2009. International sources include Europe, the Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk, as the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision will have on our business, financial condition and results of operations. For the first three months of fiscal 2012, we recorded a foreign exchange translation loss of $0.4 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the U.S. Dollar fluctuates.

Interest Rate Risk

As of April 1, 2012, we had cash equivalents of approximately $43.9 million in both interest and non-interest bearing accounts, including restricted cash. We also had $0.1 million of the 1.875% Notes at a fixed annual interest rate of 1.875%, $150.0 million of the 3.875% Notes at a fixed rate of 3.875% and $103.4 million of the 2.75% Notes at a fixed interest rate of 2.75%, which additionally accrete principal at a rate of 5.0% per year compounded semi-annually. We have exposure to interest rate risk primarily through our Credit Agreement and our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and remained low throughout 2009, 2010, and 2011. Nevertheless, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure as of April 1, 2012, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risks associated with variations in the market prices for these electronic components, as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes these components or cease the production of such products. In such events, our business, financial condition or results of operations could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. The electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. These delays and any potential additional costs could have a material adverse effect on our business, financial condition or results of operations. Prior increases to the price of oil and energy have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We may not be able to pass on these higher costs to our customers and if we insist on raising prices, our customers may curtail their purchases from us. There are significant concerns in the business community about inflationary pressures on costs. Further increases in energy prices may negatively impact our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 1, 2012. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the first quarter of 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. The complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased our Common Stock between February 1, 2011 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues. Plaintiffs are expected to file a consolidated amended complaint on or before June 25, 2012. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

Also in the first quarter of 2012, three additional lawsuits that relate to the above purported shareholder class action were filed. The lawsuits are shareholder derivative actions, purported to be brought by individual shareholders on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant in the shareholder derivative actions. The shareholder derivative lawsuits are Yin Shen v. Buschur, et al., filed in the Superior Court of California, Kevin Pehlman v. Buschur, et al., filed in United States District Court for the Central District of California, and Jorge L. Verar v. Buschur, et al., filed in the Superior Court of California and subsequently removed to United States District Court for the Central District of California. The allegations of the derivative complaints closely resemble those in the class action and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaints assert various claims for breach of fiduciary duty under state law. These three actions are presently stayed by stipulated orders entered in each action.

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

Risks Related to our Business

We have recently experienced significant reductions in demand for our products by certain customers and if this continues, our operating results will continue to be adversely impacted.

During fiscal 2011, we experienced a significant drop in our revenues, which fell by over 25% from fiscal 2010. During the second half of fiscal 2011 our revenues fell by over 55% as compared to the first half of 2010. In addition, our revenues in the first quarter of fiscal 2012 fell to $43.3 million as compared to $136.6 million in the first quarter of fiscal 2011. We believe that the reductions in our revenues were due to several factors, including, without limitation, significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction of demand from our original equipment manufacturing customers. Although we believe that quarterly revenue will increase in fiscal 2012 when compared to the first quarter of fiscal 2012, there is no assurance that this will occur.

Also, in the past we have experienced significant unanticipated reductions in wireless network operator demand as well as significant delays in demand for 3G and 4G, or next generation service based products, due to the high projected capital cost of building such networks, network operators deciding to slowdown or delay network deployments, and market concerns regarding the interoperability of such network protocols. In addition, certain network operators may decide to consolidate all purchases of products for their network into a small group of companies in order to gain further perceived cost savings. If we are not one of these selected companies, or are required to sell our products through such consolidators, our revenues and profits may be reduced which would have an adverse effect on our business, financial condition and results of operations. In combination with these market issues, a majority of wireless network operators have, in the past, regularly reduced their capital spending plans in order to improve their overall cash flow. There is a substantial likelihood that the ongoing economic weakness and uncertainty will have continuing effects throughout 2012 and beyond, thereby having a negative impact on network operator deployment spending plans. The impact of any future reduction in capital spending by wireless network operators, coupled with any delays in the deployment of wireless networks, will result in further reduced demand for our products, which will have a material adverse effect on our business, financial condition and results of operation.

We may need additional capital in the future and such additional financing may not be available on favorable terms or at all.

As of April 1, 2012, we had approximately $43.9 million in cash and cash equivalents which includes $6.2 million in restricted cash. In the fourth quarter of fiscal 2011 we raised $49.1 million (net of transaction costs) through a sale leaseback transaction of our corporate headquarters facility. In the first quarter of fiscal 2012 we used $31.7 million of cash in operating activities and in fiscal 2011 we used $47.9 million. Our operations generated cash in 2010 and 2009. If we are not successful in growing our businesses, reducing our manufacturing costs and operating expenses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. We have initiated cost reduction measures to further lower our manufacturing costs, reduce our operating expenses and conserve cash. We cannot predict if such cost reduction measures will be successful in reducing our cash used in operating activities. In addition, we cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operating activities to fund our business. If we are not able to generate positive cash flow from operating activities, we will need to utilize sources of financing such as our credit agreement or other sources of cash. As of April 1, 2012 we had $14.1 million of availability under our Credit Agreement, of which approximately $6.3 million is utilized for a letter of credit. In addition, if our business deteriorates further, we may not have any availability under our Credit Agreement and we might be unable to maintain compliance with the covenants in our Credit Agreement which could result in reduced availability under the Credit Agreement, an event of default under the Credit Agreement, or could make the Credit Agreement unavailable to us. While our Credit Agreement provides us with limited additional sources of liquidity, we are in the process of seeking new financing with additional availability via private debt or equity to replace our existing Credit Agreement. There is no assurance that we will be obtain to obtain new financing on favorable terms or at all. Our fiscal 2011 and first quarter 2012 financial and operating performance will make it more difficult to obtain new sources of financing. Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which became highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to reduce our manufacturing costs and operating expenses, generate positive cash flow from our operating activities or secure additional financing or if such financing is not available on acceptable terms, we may not be able to fund our operations, otherwise respond to unanticipated competitive pressures, or repay our convertible debt.

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand and diversify our customer base, we expect this will continue. In the first quarter of 2012 we had no customers that accounted for more than 10% of our revenues, however in the first quarter of 2011, sales to Nokia Siemens Networks accounted for approximately 25% of our revenues, Team Alliance, one of our North American resellers, accounted for approximately 14% of revenues, and sales to Raycom, one of our European resellers, accounted for approximately 10% of revenues. Our revenues for the first quarter of 2012 versus the first quarter of 2011 declined by 68%, and our revenues for fiscal 2011 declined by 25% from fiscal 2010, due to significant slowdowns in demand in several of our markets, including North America, Europe and the Middle East, as well as a significant reduction of demand from our original equipment manufacturing customers. Any continued decline in business with our original equipment manufacturer customers, including Nokia Siemens Networks and Samsung, and our direct wireless network operator customers and resellers, will have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as AT&T Wireless, Sprint, and other wireless network operator customers and our resellers, such as Team Alliance and Raycom and our ability to continue to sell products into original equipment manufacturing customers such as Alcatel-Lucent, Ericsson and Samsung. In addition, our future success is also dependent on our ability to sell our products into other market segments such as governmental, public safety, military and homeland security. Any fluctuation in demand from such customers or other customers has and will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

•	a slowdown or delay in deployment of wireless networks by any one or more customers could significantly reduce demand for our products;

•	reductions in a single customer’s forecasts and demand could result in excess inventories;

•	the recent recession and current economic weakness and uncertainty have negatively affected several of our customers and have caused them to significantly reduce current demand for our products;

•	the recent recession and current economic weakness and uncertainty could negatively affect one or more of our major customers and cause them to significantly reduce operations, or file for bankruptcy;

•	consolidation of customers can reduce demand as well as increase pricing pressure on our products due to increased purchasing leverage;

•	each of our customers has significant purchasing leverage over us to require changes in sales terms including pricing, payment terms and product delivery schedules;

•	customers could decide to increase their level of internal design and/or manufacture of wireless communication network products and reduce their purchases from us; and

•

concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if one of our major customers declares bankruptcy or delays payment of its receivables.

We have strategically focused our business and sales efforts on growing our sales of higher margin products and solutions, which has reduced our total sales.

Over the last two years, a period in which we have experienced a broad decline in the weighted sales price of our products, we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business. This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens Networks. We have also targeted additional markets such as government, public safety, military and homeland security during this period. While we believe that we have made progress in addressing these new markets, we have not yet generated significant revenue in these areas. Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other wireless network operator customers or customers in new markets, will have an adverse effect on our business, financial condition and results of operations.

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

Beginning in the fourth quarter of 2008, worldwide economic conditions significantly deteriorated due to the credit crisis and other factors, including slower economic activity, increased energy costs, decreased consumer confidence, reduced corporate profits, decreased property values, reduced or canceled capital spending, adverse business conditions and liquidity concerns. While economic conditions have showed some signs of improving, we believe that these factors continue to have a negative impact on the availability of financial capital, which has contributed to a reduction in demand for infrastructure in the wireless communication market. We believe that these conditions make it difficult for our customers and vendors to accurately forecast and plan future business activities, causing domestic and foreign businesses to slow or suspend spending on our products and services. Some of our customers continue to find it difficult to gain sufficient credit in a timely manner, which has resulted in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases. If the current economic weakness and uncertainty continues, or if there is another economic recession, our revenues could be negatively impacted, thereby having a negative impact on our business, financial condition and results of operations. In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase significantly, which would have a negative impact on our cash position, liquidity and financial condition. We cannot predict the magnitude, timing or duration of the current economic uncertainty or of its impact on the wireless industry.

Negative conditions in the financial and credit markets may impact our liquidity.

The ongoing economic weakness and uncertainty, concerns about a double dip recession, concerns about sovereign debt issues in some countries in the European Union and the resulting constrained credit markets have had, and we anticipate will continue to have, an impact on our liquidity. In particular, some of our customers face liquidity shortages which affect their payments to us, and the general tightness in the credit markets limits credit available to us as well as some of our customers. Given our current cash balance, financial assets, access to the capital markets and available lines of credit, we continue to believe that we will be able to meet our financing needs for the foreseeable future. However, there can be no assurance that global economic conditions or our operating performance may not worsen, or our operating performance will improve, which would have a corresponding negative effect on our liquidity. In addition, while we believe that we have invested our financial assets in sound financial institutions, should these institutions limit access to our assets, breach their agreements with us or fail, we may be adversely affected. In addition, volatile financial and credit markets may reduce our ability to raise capital or refinance our debt on favorable terms, if at all, which could materially impact our ability to meet our obligations. As market conditions change, we continue to monitor our liquidity position.

We depend on single sources or limited sources for key components and products, which exposes us to risks related to product shortages or delays, as well as potential product quality issues, all of which could increase the cost of our products thereby reducing our operating profits.

During fiscal 2010, we experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components due to delays from increased worldwide demand for electronic components following improved global economic conditions following the 2008 global recession. This combined supply shortage and increase in material order lead times impacted our ability to timely produce products, which negatively impacted our revenues during fiscal 2010. While supply lead times have improved somewhat, we currently expect some level of supply shortages and increased lead times to continue throughout 2012 and beyond. If these shortages and extended lead times continue, our future revenues may be negatively impacted and our manufacturing costs may significantly increase. In addition, a number of our products, and certain parts used in our products, are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements, which in turn may be dependent upon a limited number of suppliers themselves. Any disruption in this supply chain can negatively affect the timely availability of key components and parts necessary for the production of our products.

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

One of our original equipment manufacturer customers, Nortel, filed for bankruptcy protection in the first quarter of 2009. Given the continuing economic weakness and uncertainty, it is possible that one or more of our other customers will suffer significant financial difficulties, including potentially filing for bankruptcy protection. In such an event, the demand for our products from these customers may decline significantly or cease completely. We cannot guarantee that we will be able to continue to generate new demand to offset any such reductions from existing customers. If we are unable to continue to generate new demand, our revenues will decrease and our business, financial condition and results of operations will be negatively impacted.

We may not successfully evaluate the creditworthiness of our customers. While we maintain allowances for doubtful accounts and for estimated losses resulting from the inability of our customers to make required payments, greater than anticipated nonpayment and delinquency rates could harm our financial results and liquidity. Given the continuing economic uncertainty, and the possibility of a future recession, there are potential risks of greater than anticipated customer defaults. If the financial condition of any of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required and would negatively impact our business, financial condition and results of operations.

We may incur unanticipated costs as we continue the restructuring of our business.

During fiscal 2011 and the first quarter of 2012, we experienced a significant drop in our revenues, which fell by over 25% and 68% respectively from fiscal 2010 and the first quarter of 2011. We believe that the reduction in our revenues was due to several factors, including significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers due to reduced demand due to our strategy of not pursuing low margin commodity-type business. In response to this reduction in revenues, we initiated cost reduction measures to both lower our manufacturing costs and reduce our operating expenses which resulted in restructuring charges in the fourth quarter of 2011 and the first quarter of 2012 and will likely result in additional charges in future periods. We announced in February 2012 that we intend to undertake additional restructuring activities to further reduce our cost structure and operating costs but we have not yet finalized such restructuring plans. The failure to timely complete and implement our restructuring activities as well as to ultimately achieve operating expense reductions could undermine the anticipated benefits of the restructuring, which could adversely affect our business, financial condition and results of operations. These anticipated benefits are based on projections and assumptions and our actual results may vary from our projections. Also, in the future we may need to initiate additional restructuring actions that could result in additional restructuring charges which could have a material impact on our business, financial condition and results of operations. Such potential restructuring actions could include cash expenditures that would reduce our available cash balances, which would have a negative impact on our business and our ability to repay our outstanding convertible subordinated debt.

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

Our revenues come principally from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past several years. In addition, some of our network operator customers rely heavily on the availability of credit to finance the build-out or expansion of their wireless networks. We believe that the ongoing economic weakness and uncertainty and constrained credit markets have resulted in lower demand for our products in fiscal 2009, 2010, 2011 and the first quarter of 2012 and will likely result in a continuing reduction of demand from some of our customers in the near term. In addition, during 2011 a major North America wireless network operator significantly reduced demand while it pursued plans for a significant acquisition. Another example of unanticipated reductions occurred during fiscal 2006 and fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs.

We use contract manufacturers to produce printed circuit boards for our products, and in certain cases, to manufacture finished products. Following the completion of our transaction with Tatfook, we will use contract manufacturers more to manufacture our finished products. If our contract manufacturers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers and subcontractors that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will incur such costs in the future.

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

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time during fiscal 2009. In addition, during October 2011, the bid price of our Common Stock was again below $1.00. Effective October 28, 2011, we completed a 1-for-5 Reverse Stock Split of our issued and outstanding Common Stock that raised our price per share above $1.00. However, following the disclosure of our first quarter 2012 financial results, the bid price of our Common Stock was below $1.00 per share and our Common Stock may be at risk of delisting from the NASDAQ Global Market unless we are able to take action to prevent such delisting.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the three years ended April 1, 2012, the closing price of our Common Stock ranged from a high of $23.45 to a low of $1.13 per share (as adjusted for the 1-for-5 share Reverse Stock Split). At times, the fluctuations in the price of our Common Stock may have been unrelated to our financial condition and operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock.

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

A material decline in the price of our Common Stock may result in the assertion of certain claims against us, and/or the commencement of inquiries and/or investigations against us. See Item 1 of Part II of this quarterly report under the heading “Legal Proceedings.” A prolonged decline in the price of our Common Stock could result in a reduction in the liquidity of our Common Stock or a reduction in our ability to raise capital. Any reduction in our ability to raise equity capital in the future may force us to allocate funds from other planned uses and could have a significant negative effect on our business plans and operations.

Issuance of shares of our Common Stock upon conversion of our outstanding convertible instruments and future sales of our Common Stock could adversely affect our Common Stock price.

As of May 8, 2012, an aggregate of 3,405,775 shares of our Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 2,850,866 shares of our Common Stock were reserved for the issuance of additional options and shares under these plans. Furthermore an aggregate of 3,444,315 shares of our Common Stock were issuable upon conversion of our 3.875% Notes, and an aggregate of 6,406,150 shares of our Common Stock were issuable upon conversion of our 2.75% Notes.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Filed herewith.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	Pursuant to Rule 406T of Regulation S-T, this XBRL information will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2012	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer