Form 10-Q
period 2012-07-01
POWERWAVE TECHNOLOGIES INC
filed 2012-08-10
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Explanatory Note: Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.

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

As of August 7, 2012, the registrant had 31,741,931 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2012

CAUTIONARY STATEMENT RELATED TO FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this report, including, without limitation, statements regarding future events, our future financial performance, our business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by using terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Actual results could differ materially from those projected in forward-looking statements as a result of the following factors, among others:

•	reductions in demand for our products by certain customers;

•	our need for additional capital in the future and the possibility that additional financing may not be available on favorable terms or at all;

•	limited cash and negative operating results have impacted our supply chain and production capabilities;

•	our reliance upon a few customers to generate the majority of our revenues;

•	potential delisting from the NASDAQ Global Select Market;

•	a reduction in our sales due to our strategic focus on growing sales of higher margin products;

•	significant fluctuations in sales and operating results from quarter to quarter;

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	July 1, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$11,616	$64,121
Restricted cash	6,222	6,162
Accounts receivable, net of allowance for sales returns and doubtful accounts of $3,832 and $4,225, respectively	69,399	96,777
Inventories	70,361	88,627
Prepaid expenses and other current assets	51,877	45,712
Deferred income taxes	4,084	6,968

Total current assets	213,559	308,367
Property, plant and equipment, net	13,508	27,771
Other assets	5,486	6,192

TOTAL ASSETS	$232,553	$342,330

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$54,750	$71,094
Accrued payroll and employee benefits	10,706	11,094
Accrued restructuring costs	1,305	3,112
Accrued expenses and other current liabilities	29,230	28,725

Total current liabilities	95,991	114,025
Long-term debt	254,744	252,190
Other liabilities	12,936	8,813

Total liabilities	363,671	375,028
Commitments and contingencies (Notes 8 and 9)
Shareholders’ deficit:
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 31,741,931and 31,684,831 shares issued and outstanding, respectively	868,309	866,716
Accumulated other comprehensive income	10,115	9,756
Accumulated deficit	(1,009,542)	(909,170)

Net shareholders’ deficit	(131,118)	(32,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$232,553	$342,330

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	$42,371	$170,641	$85,641	$307,265
Cost of sales:
Cost of goods	49,753	122,849	103,889	223,613
Restructuring and impairment charges	4,947	—	10,559	—

Total cost of sales	54,700	122,849	114,448	223,613

Gross profit (loss)	(12,329)	47,792	(28,807)	83,652
Operating expenses:
Sales and marketing	4,853	8,015	12,656	17,151
Research and development	10,580	15,748	23,597	32,351
General and administrative	10,191	11,332	20,451	23,323
Restructuring and impairment charges	178	41	3,388	42

Total operating expenses	25,802	35,136	60,092	72,867

Operating income (loss)	(38,131)	12,656	(88,899)	10,785
Other expense, net	(4,097)	(4,155)	(8,103)	(6,836)

Income (loss) before income taxes	(42,228)	8,501	(97,002)	3,949
Income tax provision	238	1,480	3,370	3,903

Net income (loss)	$(42,466)	$7,021	$(100,372)	$46

Basic earnings (loss) per share:	$(1.34)	$0.21	$(3.16)	$0.00

Diluted earnings (loss) per share:	$(1.34)	$0.20	$(3.16)	$0.00

Shares used in the computation of earnings (loss) per share:
Basic	31,741	33,830	31,731	33,796
Diluted	31,741	34,710	31,731	34,687

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net income (loss)	$(42,466)	$7,021	$(100,372)	$46
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	(2,248)	2,418	359	5,096

Comprehensive income (loss)	$(44,714)	$9,439	$(100,013)	$5,142

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(100,372)	$46
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	5,094	7,095
Amortization	3,224	1,999
Non-cash restructuring and impairment charges	13,947	42
Provision for sales returns and doubtful accounts	963	491
Provision for excess and obsolete inventories	14,419	549
Deferred taxes	2,884	—
Compensation costs related to stock-based awards	1,510	3,943
Gain on disposal of property, plant and equipment	(2,536)	(325)
Changes in operating assets and liabilities:
Accounts receivable	26,571	(25,894)
Inventories	(1,758)	(18,191)
Prepaid expenses and other current assets	(6,296)	(8,487)
Accounts payable	(17,555)	33,295
Accrued expenses and other current liabilities	(7,865)	(5,395)
Other non-current assets	36	23
Other non-current liabilities	4,406	(9)

Net cash used in operating activities	(63,328)	(10,818)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,736)	(3,529)
Restricted cash	(60)	(55)
Proceeds from the sale of property, plant and equipment	12,573	357

Net cash provided by (used in) investing activities	10,777	(3,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(297)
Proceeds from stock-based compensation arrangements	83	979
Repurchase of common stock	—	(36)

Net cash provided by financing activities	83	646
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(37)	561

NET DECREASE IN CASH AND CASH EQUIVALENTS	(52,505)	(12,838)
CASH AND CASH EQUIVALENTS, beginning of period	64,121	61,601

CASH AND CASH EQUIVALENTS, end of period	11,616	$48,763

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for:
Interest	4,251	$3,709
Income taxes	1,198	$4,761
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	922	$808

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

On May 23, 2012, the Company completed the sale of certain fixed assets and inventory associated with its manufacturing facility in Suzhou, China to Shenzhen Tatfook Technology Co., Ltd. (“Tatfook.”) Tatfook acquired selected assets of the Company’s China manufacturing facility, primarily related to the custom OEM BTS filter business, and also assumed selected facility leases in China, and made offers of employment to employees located in the Company’s China manufacturing operations. In connection with the sale, the Company entered into a long term manufacturing and supply agreement with Tatfook. In addition, the Company licensed Tatfook to manufacture and sell selected antenna and tower mounted amplifier products within the China market under a license and manufacturing agreement. The consideration paid by Tatfook was $12.5 million in cash which resulted in a gain of approximately $2.0 million. Tatfook will also pay an upfront license fee of $5.0 million under the license and manufacturing agreement as well as on-going royalty fees on future product sales. Tatfook is a global manufacturing service provider engaging in both radio frequency subsystem solutions and structural assembly in the application of mobile telecommunications base stations.

Liquidity & Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has experienced significant recurring net losses and operating cash flow deficits for the past four quarters. The Company’s ability to continue as a going concern is dependent on many factors, including among others, its ability to raise additional funding, and its ability to successfully restructure operations to lower manufacturing costs and reduce operating expenses.

As of July 1, 2012, the Company had $11.6 million in unrestricted cash and cash equivalents available to support ongoing operations. During the six months ended July 1, 2012, the Company used approximately $63 million in operating activities, and its unrestricted cash balances declined by approximately $53 million during this period. In addition, in July 2012, the Company entered into a payoff letter that terminated its credit agreement (see Note 15).

These conditions raise substantial doubt about the Company’s ability to continue as a going concern, and its success is dependent upon the successful outcome of its efforts to raise additional financing, restructure its operations, lower manufacturing costs and reduce operating expenses. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is currently pursuing various sources of financing as well as the implementation of additional restructuring plans designed to reduce operating expenses and manufacturing costs. The Company believes that assuming: (1) the successful implementation of restructuring actions to be taken, plus restructuring actions already taken; (2) improved cash flows from operating activities; (3) the successful collection of billed and unbilled accounts receivable; (4) the collection of the $5 million license fee owed from Tatfook; and (5) other net favorable working capital changes, it would have sufficient cash flows to continue through the end of 2012. However, the Company believes that it will need to raise additional funding to continue as a going concern for the next twelve months.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of sales	$75	$199	$182	$409
Sales and marketing expenses	71	159	162	284
Research and development expenses	152	403	309	849
General and administrative expenses	428	1,144	857	2,401

Decrease to operating income before income taxes	726	1,905	1,510	3,943
Income tax benefit recognized

Impact on net income (loss)	$726	$1,905	$1,510	$3,943

Impact to net income (loss) per share:
Basic	$0.02	$0.02	$0.05	$0.12

Diluted	$0.02	$0.02	$0.05	$0.12

As of July 1, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $2.8 million, net of estimated forfeitures of $0.3 million, which is expected to be recognized over a weighted-average period of 1.2 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the second quarter and first half of fiscal year 2011,was $13.50 and $12.05 respectively. No options were granted in the second quarter or first half of fiscal 2012.

The fair value of options granted under the Company’s stock incentive plans during the second quarter and first half months of fiscal 2011 were estimated on the date of grant according to the Black-Scholes-Merton option-pricing model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended	Six Months Ended
	July 3, 2011	July 3, 2011
Weighted average risk-free interest rate	2.0%	2.2%
Weighted average expected life (in years)	3.6	3.6
Expected stock volatility	72%	77%
Dividend yield	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	July 1, 2012	January 1, 2012
Costs and estimated earnings in excess of billings	$36,578	$35,717
Prepaid expense and other current assets	15,299	9,995

Total prepaid expense and other current assets	$51,877	$45,712

Approximately $34.7 million of the cost and estimated earnings in excess of billings is related to a single coverage solutions project. The Company is currently negotiating a contract amendment on this project.

In the first quarter of fiscal 2011, the Company adjusted its cost estimates on a coverage solutions project which reduced both costs and estimated earnings in excess of billings and gross margin by approximately $3.6 million.

Inventories

Net inventories are as follows:

	July 1, 2012	January 1, 2012
Parts and components	$30,428	$32,145
Work-in-process	1,895	5,079
Finished goods	38,038	51,403

Total inventories	$70,361	$88,627

Inventories are net of an allowance for excess and obsolete inventory of approximately $34.1 million and $15.8 million as of July 1, 2012 and January 1, 2012, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	July 1, 2012	January 1, 2012
Accrued freight and storage	$4,835	$6,215
Accrued warranty costs	9,684	7,780
Other accrued expenses and other current liabilities	14,711	14,730

Total accrued expenses and other current liabilities	$29,230	$28,725

Warranty

Accrued warranty costs are as follows:

	Six Months Ended
Description	July 1, 2012	July 3, 2011
Warranty reserve beginning balance	$7,780	$7,029
Reductions for warranty costs incurred	(5,522)	(5,204)
Additions charged to cost of sales	7,426	4,592

Warranty reserve ending balance	$9,684	$6,417

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 4. Long-Term Debt

Long term debt consists of the following:

	July 1, 2012	January 1, 2012
2.750% Convertible Senior Subordinated Notes due 2041	$104,693	$102,139
3.875% Convertible Subordinated Notes due 2027	150,000	150,000
1.875% Convertible Subordinated Notes due 2024	51	51

Total long-term debt	$254,744	$252,190

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

2012 Restructuring Plan

In the first quarter of fiscal 2012, the Company formulated and began to implement a plan to further reduce manufacturing overhead and operating expenses (“the 2012 Restructuring Plan”). As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations. These reductions were taken in further response to economic conditions and the continued decline in revenue in the first quarter of fiscal 2012. The Company expects to finalize this plan in the third quarter of 2012; however additional amounts may be accrued in 2012 related to the actions associated with this plan.

Workforce Reductions
Balance as of January 1, 2012	$—
Amounts accrued	2,191
Amounts paid/incurred	(1,360)
Effects of exchange rates	—

Balance as of July 1, 2012	$831

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Workforce Reductions
Balance as of January 1, 2012	$3,025
Amounts accrued	36
Amounts paid/incurred	(2,587)
Effects of exchange rates	—

Balance as of July 1, 2012	$474

The Company expects that the workforce reduction payments will be made through the fourth quarter of 2012.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in the second quarter and first half of fiscal years 2012 and 2011. A summary of these charges is listed below:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of Sales:
Restructuring and impairment charges:
Inventory charges	$4,903	$—	$10,305	$—
Severance	44	—	254	—

Total cost of sales	4,947	—	10,559	—
Operating Expenses:
Restructuring and impairment charges:
Severance	165	41	1,926	162
Facility closure and asset impairment charges	13	—	1,462	(120)

Total operating expenses	178	41	3,388	42

Total restructuring and impairment charges	$5,125	$41	$13,947	$42

In the second quarter of fiscal 2012, the Company recorded a charge of approximately $2.8 million related to the impairment of inventory that will be disposed of and will not generate future revenue, as well as vendor cancellation charges of $2.1 million, primarily related to the transactions with Tatfook. In the first quarter of fiscal 2012, the Company recorded a charge of approximately $3.4 million related to the impairment of inventory and vendor cancellation charges of $2.0, also primarily related to Tatfook.

In the second quarter of fiscal 2012, the Company recorded charges of approximately $0.2 million in severance costs across several regions of which less than $0.1 million and approximately $0.2 million were recorded in cost of sales and operating expenses, respectively. In the first quarter of fiscal 2012, the Company recorded charges of approximately $2.0 million in severance costs, of which approximately $0.2 million and $1.8 million were recorded in cost of sales and operating expenses, respectively. In the second quarter of fiscal 2011, the Company recorded charges of less than $0.1 million related to severance in operating expense in all regions. In the first quarter of fiscal 2011, the Company recorded charges of approximately $0.1 million in severance costs, which was recorded in operating expenses.

In the first quarter of fiscal 2012, the Company sold its building in Finland for approximately $5.3 million. In connection with the sale, the Company recorded a loss of approximately $1.4 million. In the first quarter of fiscal 2011, the Company recorded an adjustment to the excess remaining liability related to a prior restructuring plan that was completed in the first quarter of fiscal 2011, which reduced total restructuring and impairment charges by $0.1 million.

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Interest income	$23	$54	$80	$113
Interest expense	(3,882)	(2,894)	(7,799)	(5,780)
Foreign currency gain (loss), net	(324)	(1,475)	(674)	(2,061)
Other income, net	86	160	290	892

Total	$(4,097)	$(4,155)	$(8,103)	$(6,836)

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Included in interest expense are non-cash charges related to the amortization of debt issuance costs, debt discount and bond accretion totaling $1.6 and $3.2 million, respectively, for the second quarter and first half of fiscal year 2012, and $1.0 and $2.0 million, respectively, for the second quarter and first half of 2011.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 7. Income (Loss) Per Share

In accordance with ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 9,852,699 and 9,853,194 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the second quarter and first half ended July 1, 2012, respectively, as the effect would be anti-dilutive. In addition, potential common shares of 4,488,790 and 4,488,790 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the second quarter and first half ended July 3, 2011, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Basic:
Net income (loss)	$(42,466)	$7,021	$(100,372)	$46
Weighted average common shares	31,741	33,830	31,731	33,796
Basic earnings (loss) per share	$(1.34)	$0.21	$(3.16)	$(0.00)
Diluted:
Net income (loss)	$(42,466)	$7,021	$(100,372)	$46
Interest expense of convertible debt, net of tax	—	—	—	—

Net income (loss), as adjusted	$(42,466)	$7,021	$(100,372)	$46

Weighted average common shares	31,741	33,830	31,731	33,796
Potential common shares	—	880	—	891

Weighted average common shares, as adjusted	31,741	34,710	31,731	34,687

Diluted income (loss) per share	$(1.34)	$0.20	$(3.16)	$(0.00)

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

In the first quarter of fiscal 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. On July 23, 2012, the lead plaintiff filed an amended complaint. The amended complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased our Common Stock between October 28, 2010 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues and engaged in false and misleading financial reporting. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

In the first quarter of fiscal 2012, three additional lawsuits that relate to the above purported shareholder class action were filed. The lawsuits are shareholder derivative actions, purported to be brought by individual shareholders on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant in the shareholder derivative actions. The shareholder derivative lawsuits are Yin Shen v. Buschur, et al., filed in the Superior Court of California, Kevin Pehlman v. Buschur, et al., filed in United States District Court for the Central District of California, and Jorge L. Verar v. Buschur, et al., filed in the Superior Court of California and subsequently removed to United States District Court for the Central District of California. The allegations of the derivative complaints closely resemble those in the initial class action complaint filed and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaints assert various claims for breach of fiduciary duty under state law. These three actions are presently stayed by stipulated orders entered in each action.

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

Note 9. Contractual Guarantees and Indemnities

In the normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which it may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of July 1, 2012 includes:

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

Note 10. Income Taxes

The Company provides for income taxes in interim periods based on the estimated effective income tax rate for the complete fiscal year. The income tax provision is computed on the year to date pretax income of the consolidated entities located within each taxing jurisdiction based on current tax law. Deferred tax assets and liabilities are determined based on the future tax consequences associated with temporary differences between income and expenses reported for financial accounting and tax reporting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company determines that it is more likely than not that the deferred tax assets will not be realized.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Based on an assessment performed in the second quarter of 2012, the Company continues to record a valuation allowance against the net deferred tax assets in Finland and China in the amount of $2.9 million, as recorded in the first quarter of 2012. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2012, where the Company believes it is more likely than not that deferred tax assets will not be realized. For the foreseeable future, the federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

As of July 1, 2012, the liability for income taxes associated with uncertain tax positions is $5.9 million. Of the $5.9 million, $3.9 million, if recognized, would affect tax expense and would require penalties and interest of $0.7 million. In addition, $0.6 million would result in an increase in prepaid assets, and $0.7 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. As of July 1, 2012, the Company’s tax years for 2008, 2009 and 2010 are subject to examination by the tax authorities. With few exceptions, as of July 1, 2012, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2008. As of July 1, 2012, the Company is not under corporate income tax examination by federal or state taxing authorities.

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

The estimated fair values of the Company’s financial instruments were as follows:

	July 1, 2012		January 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$11,616	$11,616	$64,121	$64,121
Restricted cash	6,222	6,222	6,162	6,162
Long-term debt
2.750% Convertible Senior Subordinated Notes due 2041	104,693	32,455	102,139	61,028
3.875% Convertible Subordinated Notes due 2027	150,000	22,125	150,000	71,250
1.875% Convertible Subordinated Notes due 2024	51	7	51	51

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

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 12. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first half of fiscal 2012 one customer, Ericsson, accounted for 11% of our total sales. No other customer accounted for 10% or more of revenues in the first half of fiscal 2012. For the first half of 2011, KMM Telecommunications (formerly known as Team Alliance), one of our North American resellers, Nokia Siemens and Raycom, one of our European resellers, accounted for 22%, 20% and 13% of our total net sales, respectively.

As of July 1, 2012, one customer, KMM Telecommunications, one of the Company’s North American resellers, accounted for approximately 28% of total accounts receivable. The inability to collect outstanding receivables from any customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Note 15. Subsequent Event

On July 3, 2012, the Company entered into a payoff letter (“Payoff Letter”) with Wells Fargo Capital Finance LLC (“Wells Fargo”) that terminates the Company’s senior secured credit facility in the form of a revolving line of credit that had availability up to a maximum of $30 million (“Credit Agreement”.)

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Pursuant to the Payoff Letter, the Company repaid in full all of its obligations under the Credit Agreement, including principal, interest, fees and other charges outstanding. The aggregate amount of such payments, inclusive of an early termination fee payable to Wells Fargo, was approximately $100,000. In consideration for such payments, (i) the Company’s obligations under the Credit Agreement were deemed satisfied in full, (ii) the Credit Agreement was immediately terminated, and (iii) the liens securing the obligations under the Credit Agreement were released, in each case subject to limited exceptions as set forth in the Payoff Letter.

At the date of the Payoff Letter, the Company had outstanding under the Credit Agreement letters of credit issued by Wells Fargo in the amount of approximately $5.4 million. These letters of credit remain outstanding following the termination of the Credit Agreement and are fully cash collaterized. In connection with the execution of the Payoff Letter and as a condition to the termination of the Credit Agreement, the Company deposited an additional $505,000 with Wells Fargo to collateralize the outstanding letters of credit.

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

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions in demand by three of our major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. For 2008, demand for our products once again increased; however, in the fourth quarter of 2008 demand was negatively impacted by the global economic recession. The recession and the ensuing period of economic weakness and uncertainty have significantly impacted demand for our products during the last three years. In particular our revenue in 2009 fell by 36% from 2008 levels, negatively impacting our financial results. In response, during 2008 and 2009, we initiated several cost cutting measures aimed at lowering our manufacturing overhead and operating expenses. During fiscal 2011, our revenue declined by 25% compared to fiscal 2010, and during the second half of 2011 our revenues fell by over 55% as compared to the first half of 2011. For the first half of fiscal 2012, our revenues fell by 72% when compared to the first half of fiscal 2011. We believe that the continued reductions in our revenues in the second half of fiscal 2011 and the first two quarters of fiscal 2012 were due to several factors, including, significant slowdowns in spending by wireless network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In response to these reductions in revenues, we initiated several cost reduction measures to both lower our manufacturing costs and reduce our operating expenses. We cannot predict if such measures will be successful, and we may be required to further reduce operating expenses and manufacturing costs or curtail certain aspects of our business if there is continued reduction in demand by our customers.

In the past, there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Continuing economic weakness and uncertainty, increasing energy and commodity costs, continued low consumer confidence, reduced property values, constrained credit markets and concerns about sovereign debt in some countries in the European Union have had a negative impact on the availability of financial capital, which has limited capital expenditures by wireless network operators and will likely have a negative impact on such expenditures going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products, and, we believe, at various times, have directly led to reduced demand for our products and increased price competition within our industry, thereby reducing our revenues and contributing to our reported operating losses.

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

We measure our success by monitoring our net sales by product and consolidated gross margins, with a short-term goal of attempting to achieve positive operating cash flow while striving to achieve long-term operating profits. We believe that there continues to be long-term growth opportunities within the wireless communications infrastructure marketplace, and we are focused on positioning the Company to benefit from these long-term opportunities in both the traditional commercial market and new markets such as government, public safety, military and homeland security.

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

Accruals for Restructuring and Impairment Charges

In the second quarter and first half of fiscal 2012, we recorded restructuring and impairment charges of $5.1 and $13.9 million respectively. Such charges relate to our restructuring plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Restructuring and impairment accruals related primarily to workforce reductions and facility closure related expenses. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and the actual amounts incurred or recovered may be substantially different from those based on the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

In the first quarter of fiscal 2012, we formulated and began to implement a plan to further reduce manufacturing overhead and operating expenses (the “2012 Restructuring Plan”). As part of this plan, we initiated personnel reductions in both our domestic and foreign locations. These reductions were taken in further response to economic conditions and the continued decline in revenue in the first quarter of fiscal 2012. We expect to finalize this plan by the third quarter of 2012; however additional amounts may be accrued in 2012 related to the actions associated with this plan.

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

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the three and six months ended July 1, 2012 and July 3, 2011:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	117.4	72.0	121.3	72.8
Restructuring and impairment charges	11.7	—	12.3	—

Total cost of sales	129.1	72.0	133.6	72.8

Gross profit	(29.1)	28.0	(33.6)	27.2
Operating expenses:
Sales and marketing	11.5	4.7	14.8	5.6
Research and development	24.9	9.2	27.5	10.5
General and administrative	24.1	6.7	23.9	7.6
Restructuring and impairment charges	0.4	0.0	4.0	0.0

Total operating expenses	60.9	20.6	70.2	23.7

Operating income (loss)	(90.0)	7.4	(103.8)	3.5
Other expense, net	(9.6)	(2.4)	(9.5)	(2.2)

Income (loss) before income taxes	(99.6)	5.0	(113.3)	1.3
Income tax provision	0.6	0.9	3.9	1.3

Net income (loss)	(100.2)%	4.1%	(117.2)%	0.0%

Three Months ended July 1, 2012 and July 3, 2011

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	July 1, 2012		July 3, 2011
Wireless network operators and other	$28,459	67%	$120,780	71%
Original equipment manufacturers	13,912	33	49,861	29

Total	$42,371	100%	$170,641	100%

Sales decreased by 75% to $42.4 million for the second quarter of fiscal 2012, from $170.6 million for the second quarter of fiscal 2011. This decrease was due to several factors, including, but not limited to, a continued slowdown in spending by North American network operators coupled with further weakness in several international markets, including Western and Eastern Europe and the Middle East. In addition, we experienced further reductions in demand with our original equipment manufacturing customers both as part of our strategic plan to reduce our dependence on low-margin commodity type original equipment manufacturer business as well as an overall reduction in demand by our original equipment manufacturer customers. In particular, we experienced reductions in demand by Nokia Siemens Networks and Alcatel-Lucent of over 93% when compared to the prior year period. Sales to our direct operator customers decreased by approximately 76% for the second quarter of fiscal 2012 from the second quarter of fiscal 2011. Sales to our original equipment manufacturers decreased by 72% for the second quarter of fiscal 2012 from the second quarter of fiscal 2011. We believe that, among other factors, the current negative global economic environment has caused network operators to reduce or postpone their spending plans for the near term while they evaluate the macro-economic pressures in each individual market. Due to our poor financial position, some of our suppliers have reduced or limited the amount of credit that they allocate to us, which has also impacted our ability to obtain single or limited source components which has caused production and shipment delays that have negatively impacted revenues during the second quarter of 2012.

The following table presents a further analysis of our sales based upon our various product groups:

Wireless Communications Product Group	Three Months Ended (in thousands)
	July 1, 2012		July 3, 2011
Antenna systems	$24,876	52%	$76,046	45%
Base station systems	7,735	25	77,573	45
Coverage systems	9,761	23	17,022	10

Total	$42,371	100%	$170,641	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in all of our product group sales during the second quarter of fiscal 2012 as compared with the second quarter of fiscal 2011 is due to the previously mentioned significant decrease in demand we experienced from our wireless network operator and original equipment manufacturer customers.

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

	Three Months Ended (in thousands)
Geographic Area	July 1, 2012		July 3, 2011
Americas	$16,782	40%	$80,207	47%
Asia Pacific	10,946	26	41,823	25
Europe	10,578	25	46,859	27
Other International	4,065	9	1,752	1

Total	$42,371	100%	$170,641	100%

Revenues decreased in all regions in the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, with the exception of Other International, which includes the Middle East region. The decrease is attributable to the significant reductions in demand from our wireless network operator customers, other direct customers and original equipment manufacturers which we believe is due to several factors, including, but not limited to, the current negative global economic environment that has caused network operators to reduce or postpone their equipment spending plans in most all the regions we operate in. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that, when comparing exchange rates in effect for the second quarter of fiscal 2012 to those in effect for the second quarter of fiscal 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the second quarter of fiscal 2012, one customer, Ericsson, accounted for 12% of our total sales. No other customer accounted for 10% or more of our revenues. For the second quarter of fiscal 2011, total sales to KMM Telecommunications (formerly known as Team Alliance), one of our North American resellers, Nokia Siemens Networks and Raycom, one of our European resellers accounted for approximately 28%, 16% and 15% of total sales respectively.

A number of factors have caused delays, and may cause future delays in new wireless infrastructure and upgrade deployment schedules throughout the world, including deployments in the United States, Europe, Asia, South America and other areas. In addition, a number of factors may cause original equipment manufacturers to alter their outsourcing strategy concerning certain wireless communications network products, which could cause such original equipment manufacturers to reduce or eliminate their demand for external supplies of such products or shift their demand to alternative suppliers or internal suppliers. Such factors include lower perceived internal manufacturing costs and competitive reasons to remain vertically integrated. Due to the possible uncertainties associated with wireless infrastructure deployments and original equipment manufacturer demand, we have experienced and expect to continue to experience significant fluctuations in demand from our original equipment manufacturer and network operator customers. Such fluctuations have caused and may continue to cause significant reductions in our revenues and/or operating results, which has adversely impacted and may continue to adversely impact our business, financial condition and results of operations.

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

The following table presents an analysis of our gross profit:

	Three Months Ended (in thousands)
	July 1, 2012		July 3, 2011
Net sales	$42,371	100.0%	$170,641	100.0%
Cost of sales:
Cost of sales	49,753	117.4	122,849	72.0
Restructuring and impairment charges	4,947	11.7	—	—

Total cost of sales	54,700	129.1	122,849	72.0

Gross profit (loss)	$(12,329)	(29.1)%	$47,792	28.0%

Our gross profit decreased during the second quarter of fiscal 2012, compared to the second quarter of fiscal 2011, primarily as a result of our significantly lower revenues. The significant drop in our revenues during the second quarter of fiscal 2012 caused us to be unable to absorb our overhead and manufacturing costs, which resulted in the reduction in our gross margin as a percentage of revenue. Gross margin was also negatively impacted by inventory related charges of approximately $8.0 million associated with excess and obsolete inventory which is included in cost of sales, compared with $0.5 million in the second quarter of fiscal 2011.

In the second quarter of fiscal 2012, the Company recorded a restructuring and impairment charge of approximately $2.8 million related to the impairment of inventory that will be disposed of and will not generate future revenue, as well as vendor cancellation charges of $2.1 million, primarily related to the transactions with Tatfook.

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

A portion of our coverage solution sales include design, customization, installation and implementation services and the supply of coverage solutions products. We recognize revenue using the percentage-of-completion method for these coverage solution projects. Due to the nature of these types of projects, cost estimates can vary significantly, and the actual cost of such projects can fluctuate significantly during the life of a project. These fluctuations, such as the one which occurred in the first quarter of fiscal 2011 when our gross profit was negatively impacted by a coverage solution project cost estimate adjustment of approximately $3.6 million, can have a negative impact on our gross profit margins and profitability, decreasing revenues and adversely impacting our business, financial condition and results of operations.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	July 1, 2012		July 3, 2011
Sales and marketing	$4,853	11.5%	$8,015	4.7%
Research and development	10,580	24.9	15,748	9.2
General and administrative	10,191	24.1	11,332	6.7
Restructuring and impairment charges	178	0.4	41	0.0

Total operating expenses	$25,802	60.9%	$35,136	20.6%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses decreased by $3.2 million, or 39.5%, during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, primarily due to decreased personnel, reduced commission and lower bad debt expenses. The personnel reductions were part of our restructuring plans.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors, including new product introduction schedules, prototype developments and hiring patterns. Total research and development expenses decreased $5.2 million or 32.8% during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 due primarily to lower personnel costs, reduced professional fees and lower materials expense. The personnel reductions were part of our restructuring plans.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. Total general and administrative expenses decreased $1.1 million, or 10.0% during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011, due primarily to lower personnel costs, stock compensation expense, facilities expense and professional fees offset in part by an increase in rent expense related to rent on our headquarters facility as a result of the sale-leaseback transaction completed in the fourth quarter of 2011. The personnel reductions were part of our restructuring plans.

Restructuring charges in operating expense of $0.2 million were recorded in the second quarter of fiscal 2012 primarily related to severance for terminated employees in the United States, Europe and South America.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Three Months Ended (in thousands)
	July 1, 2012		July 3, 2011
Interest income	$23	0.1%	$54	0.0%
Interest expense	(3,882)	(9.1)	(2,894)	(1.7)
Foreign currency gain (loss), net	(324)	(0.8)	(1,475)	(0.8)
Other income, net	86	0.2	160	0.1

Other income (expense), net	$(4,097)	(9.6)%	$(4,155)	(2.4)%

Interest income decreased during the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011, due to lower cash balances. Interest expense increased by $1.0 million during the second quarter of fiscal 2012 as compared to the second quarter of fiscal 2011 due to higher debt levels and non-cash bond principal accretion related to our 2.75% Convertible Senior Subordinated Notes due 2041 (the “2.75% Notes.”) Included in non-cash charges are the amortization of debt issuance costs, debt discount and bond accretion totaling $1.6 and $1.0 million for the second quarters of 2012 and 2011, respectively. Additionally, we recognized a net foreign currency translation loss of $0.3 million in the second quarter of fiscal 2012, primarily due to the fluctuations of the U.S. Dollar versus the Euro, Chinese RMB, and several other currencies, as compared to the loss of $1.5 million in the second quarter of fiscal 2011. The reduction of other income (expense), net from the second quarter of fiscal 2011 to the second quarter of fiscal 2012 of $0.1 million is primarily related to lower net sub-lease income.

Income Tax Provision

Our effective tax rate for the second quarter of 2012 was an expense of approximately 0.6% of our pre-tax loss of $42.2 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily Sweden and India. We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction. In addition, our income tax expense was reduced by $0.1 million related to an expiration of the statutory audit period for an uncertain tax position.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Three Months Ended (in thousands)
	July 1, 2012	July 3, 2011
Operating income (loss)	$(38,131)	$12,656
Other income (expense), net	(4,097)	(4,155)

Income (loss) before income taxes	(42,228)	8,501
Income tax provision	238	1,480

Net income (loss)	$(42,466)	$7,021

Our net loss for the second quarter of fiscal 2012 was $42.5 million, compared to a net income of $7.0 million for the second quarter of fiscal 2011. The net loss in the second quarter of fiscal 2012 was largely due to our decreased revenues during the period, which resulted in a gross loss and, consequently an operating loss and the resulting net loss.

Six Months ended July 1, 2012 and July 3, 2011

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Six Months Ended (in thousands)
Customer Group	July 1, 2012		July 3, 2011
Wireless network operators and other	$57,933	68%	$202,291	66%
Original equipment manufacturers	27,708	32	104,974	34

Total	$85,641	100%	$307,265	100%

Sales decreased by 72% to $85.6 million for the first half of fiscal 2012, from $307.3 million for the first half of fiscal 2011. This decrease was due to several factors, including, but not limited to, a continued slowdown in spending by North American network operators coupled with further weakness in international markets, including Western and Eastern Europe, Asia and the Middle East. In addition, we experienced further reductions in demand with our original equipment manufacturing customers both as part of our strategic plan to reduce our dependence on low-margin commodity type original equipment manufacturer business as well as an overall reduction in demand by our original equipment manufacturer customers. In particular, we experienced reductions in demand by Nokia Siemens Networks and Alcatel-Lucent of over 90% when compared to the prior year period. Sales to our direct operator customers decreased by approximately 71% for the first half of fiscal 2012 from the first half of fiscal 2011. Sales to our original equipment manufacturers decreased by 74% for the first half of fiscal 2012 from the first half of fiscal 2011. We believe that, among other factors, the current negative global economic environment has caused network operators to reduce or postpone their spending plans for the near term while they evaluate the macro-economic pressures in each individual market. Due to our poor financial position, some of our suppliers have reduced or limited the amount of credit that they allocate to us, which has also impacted our ability to obtain single or limited source components which has caused production and shipment delays that have negatively impacted revenues during the second quarter of 2012.

The following table presents a further analysis of our sales based upon our various product groups:

	Six Months Ended (in thousands)
Wireless Communications Product Group	July 1, 2012		July 3, 2011
Antenna systems	$45,636	50%	$140,991	45%
Base station systems	17,892	24	136,656	45
Coverage systems	22,112	26	29,618	10

Total	$85,641	100%	$307,265	100%

The decrease in all of our product group sales during the first half of fiscal 2012 as compared with the first half of fiscal 2011 is due to the previously mentioned significant decrease in demand we experienced from our wireless network operator and original equipment manufacturer customers.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Six Months Ended (in thousands)
Geographic Area	July 1, 2012		July 3, 2011
Americas	$37,493	44%	$134,468	44%
Asia Pacific	18,652	22	85,956	28
Europe	23,496	27	76,871	25
Other International	6,000	7	9,970	3

Total	$85,641	100%	$307,265	100%

Revenues decreased in all regions in the first half of fiscal 2012 as compared to the first half of fiscal 2011. The decrease is attributable to the significant reductions in demand from our wireless network operator customers, other direct customers and original equipment manufacturers which we believe is due to several factors, including, but not limited to, the current negative global economic environment that has caused network operators to reduce or postpone their equipment spending plans. We experienced continued slowness in capital growth spending by wireless network operators in most all the regions we operate in. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that, when comparing exchange rates in effect for the first half of fiscal 2012 to those in effect for the first half of fiscal 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the first half of fiscal 2012, one customer, Ericsson, accounted for 11% of our total sales and no other customer accounted for 10% or more of our revenues. For the first half of fiscal 2011, sales to KMM Telecommunications (formerly known as Team Alliance,) one of our North American resellers, accounted for 22% of our total sales, sales to Nokia Siemens Networks accounted for approximately 20% of sales, and sales to Raycom, one of our European resellers, accounted for approximately 13% of our total sales.

Cost of Sales and Gross Profit

The following table presents an analysis of our gross profit:

	Six Months Ended (in thousands)
	July 1, 2012		July 3, 2011
Net sales	$85,641	100.0%	$307,265	100.0%
Cost of sales:
Cost of sales	103,889	121.3	223,613	72.8
Restructuring and impairment charges	10,559	12.3	—	—

Total cost of sales	114,448	133.6	223,613	72.8

Gross profit (loss)	$(28,807)	(33.6)%	$83,652	27.2%

Our gross profit decreased during the first half of fiscal 2012, compared to the first half of 2011 primarily as a result of our significantly lower revenues. The significant drop in our revenues during the first half of fiscal 2012 caused us to be unable to absorb our overhead and manufacturing costs, which resulted in the reduction in our gross margin as a percentage of revenue. Gross margin was also negatively impacted by inventory related charges of approximately $17.9 million associated with excess and obsolete inventory and scrapping of inventory compared with $0.5 million in the first half of fiscal 2011. In addition, gross profit was impacted by warranty charges of $7.4 million in the first half of fiscal 2012 compared with $4.6 million in the first half of fiscal 2011, which were higher in 2012 due to higher specific warranty claims.

We incurred $10.6 million of restructuring charges during the first half of fiscal 2012 which included a charge of approximately $6.2 million related to the impairment of inventory that will be disposed of and will not generate future revenue, as well as vendor cancellation charges of $4.4 million, primarily related to the transactions with Tatfook.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Six Months Ended (in thousands)
Operating Expenses	July 1, 2012		July 3, 2011
Sales and marketing	$12,656	14.8%	$17,151	5.6%
Research and development	23,597	27.5	32,351	10.5
General and administrative	20,451	23.9	23,323	7.6
Restructuring and impairment charges	3,388	4.0	42	0.0

Total operating expenses	$60,092	70.2%	$72,867	23.7%

Sales and marketing expenses decreased by $4.5 million, or 26.2%, during the first half of fiscal 2012 as compared to the first half of fiscal 2011, primarily due to lower personnel costs, marketing costs, commissions and professional fees offset in part by higher bad debt expense. These reductions are part of our restructuring plans.

Total research and development expenses decreased $8.8 million or 27.1% during the first half of fiscal 2012 as compared to the first half of fiscal 2011 primarily due to lower personnel costs, reduced professional fees and lower materials expense. These reductions are part of our restructuring plans.

Total general and administrative expenses decreased $2.9 million or 12.3% during the first half of fiscal 2012 as compared to the first half of fiscal 2011, primarily due to lower personnel costs, stock compensation expense, and professional fees. These reductions are part of our restructuring plans.

Restructuring charges in operating expense of $3.4 million were recorded in the first half of fiscal 2012 due to a loss of $1.4 million on the sale of our Finland research and development facility, and severance costs of $2.0 million for terminated employees in Europe and the United States.

Other Income (Expense), net

The following table presents an analysis of other income (expense), net:

	Six Months Ended (in thousands)
	July 1, 2012		July 3, 2011
Interest income	$80	0.1%	$113	0.0%
Interest expense	(7,799)	(9.1)	(5,780)	(1.9)
Foreign currency gain (loss), net	(674)	(0.8)	(2,061)	(0.6)
Other income, net	290	0.3	892	0.3

Other income (expense), net	$(8,103)	(9.5)%	$(6,836)	(2.2)%

Interest income decreased during the first half of fiscal 2012 compared to the first half of fiscal 2011, due to lower cash balances. Interest expense increased by $2.0 million during the first half of fiscal 2012 as compared to the first half of fiscal 2011 primarily due to non-cash bond principal accretion related to our 2.75% Notes. Included in non-cash charges are the amortization of debt issuance costs, debt discount and bond accretion totaling $3.2 and $2.0 million for the first half of 2012 and 2011, respectively. Additionally, we recognized a net foreign currency loss of $0.7 million in the first half of fiscal 2012, primarily due to the fluctuations of the U.S. Dollar versus the Euro, Chinese RMB, and several other currencies, as compared to the loss of $2.1 million in the first half of fiscal 2011. The reduction of other income (expense), net from the first half of fiscal 2011 to the first half of fiscal 2012 of $0.6 million is primarily related to lower net sub-lease income.

Income Tax Provision

Our effective tax rate for the first half of 2012 was an expense of approximately 3.5% of our pre-tax loss of $97.0 million. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. We continue to record valuation allowances against the net deferred tax assets in Finland and China of $2.9 million in the second quarter of 2012. As such, for the foreseeable future, the tax provision or tax benefit related to future Chinese, Finnish and U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. Accordingly, current tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily Sweden and India. We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction. In addition, our income tax expense was reduced by $0.1 million related to an expiration of the statutory audit period for an uncertain tax position.

Net Income (Loss)

The following table presents a reconciliation of operating income (loss) to net income (loss):

	Six Months Ended (in thousands)
	July 1, 2012	July 3, 2011
Operating income (loss)	$(88,899)	$10,785
Other income (expense), net	(8,103)	(6,836)

Income (loss) before income taxes	(97,002)	3,949
Income tax provision	3,370	3,903

Net income (loss)	$(100,372)	$46

Our net loss for the first half of fiscal 2012 was $100.4 million, compared to a net income of $0.05 million for the first half of fiscal 2011. The net loss in the first half of fiscal 2012 was largely due to our decreased revenue during the period, which resulted in a gross loss and, consequently an operating loss and the resulting net loss.

Liquidity and Capital Resources

Introduction

We have historically financed our operations through a combination of cash on hand, cash provided from operations, available borrowings under a bank line of credit, private debt offerings and both private and public equity offerings. We no longer have a bank line of credit. As a result, our principal sources of liquidity currently consist of our existing cash balances and funds generated from future operations. As of July 1, 2012, we had working capital of $117.6 million, including $11.6 million in unrestricted cash and cash equivalents, as compared to working capital of $194.3 million at January 1, 2012, which included $64.1 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the six months ended July 1, 2012 and July 3, 2011:

	Six Months Ended (in thousands)
	July 1, 2012	July 3, 2011
Net cash provided by (used in):
Operating activities	$(63,328)	$(10,818)
Investing activities	10,777	(3,227)
Financing activities	83	646
Effect of foreign currency translation on cash and cash equivalents	(37)	561

Net increase (decrease) in cash and cash equivalents	$(52,505)	$(12,838)

Operating Activities

Net cash used in operating activities in the first half of fiscal 2012 was $63.3 million as compared to $10.8 million used in operating activities in the first half of fiscal 2011. The increase in cash used from operating activities was due to the reduction in revenue and related increase in net loss and an increase in working capital, primarily a decrease in accounts payable, accrued expenses and an increase in prepaid and other current assets, partially offset by a decrease in accounts receivable.

Investing Activities

Net cash provided by investing activities in the first half of fiscal 2012 was $10.8 million as compared to $3.2 million used by investing in the first half of fiscal 2011. The $10.8 million in net cash provided by investing activities during the first half of fiscal 2012 reflects proceeds from the sale of our Finland facility and other assets of approximately $5.6 million and cash received from the Tatfook transaction of approximately $6.9 million, partially offset by capital expenditures of $1.7 million. The $3.2 million in net cash used by investing activities during the first half of fiscal 2011 represents capital expenditures of $3.5 million and an increase in restricted cash of $0.1 million offset in part by proceeds from the sale of property, plant and equipment of $0.4 million. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $1 million and $3 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash provided by financing activities during the first half of fiscal 2012 and 2011 was $0.1 million and $0.6 million respectively. The 2012 amount was primarily comprised of proceeds from our employee stock purchase plan and the 2011 amount was primarily comprised of proceeds from our employee stock purchase plan and stock option exercises, offset partially by the payment of debt issuance costs related to the exchange of our 1.875% Convertible Subordinated Notes due 2024 (“1.875% Notes”.)

On July 26, 2011, we completed the private placement of $100 million in original principal amount of the 2.75% Notes. We used the proceeds from the sale of the 2.75% Notes to repurchase $57.9 million in aggregate principal amount of our 1.875% Notes. We also utilized approximately $25.0 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of our Common Stock, and incurred debt issuance costs of $3.6 million during the year ended January 1, 2012.

We have a total of $254.7 million of long-term convertible subordinated notes outstanding as of July 1, 2012, consisting of $0.1 million of the 1.875% Notes, $150.0 million of our Convertible Subordinated Notes due October 2027 (the “3.875% Notes”) and $104.7 million of the 2.75% Notes. Holders of the 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2.75% Notes may require us to repurchase all or a portion of their notes for cash on July 15, 2018, 2025 or 2032 for a repurchase price equal to 100% of the accreted amount of the 2.75% Notes, plus accrued and unpaid interest on the original principal amount.

Liquidity

We have experienced significant recurring net losses and operating cash flow deficits for the past four quarters. Our ability to continue as a going concern is dependent on many factors, including among others, our ability to raise additional funding, and our ability to successfully restructure operations to lower manufacturing costs and reduce operating expenses.

As of July 1, 2012, we had $11.6 million in unrestricted cash and cash equivalents available to support ongoing operations. During the six months ended July 1, 2012, we used approximately $63 million in operating activities, and our unrestricted cash balances declined by approximately $53 million during this period. In addition, in July 2012, we entered into a payoff letter that terminated its credit agreement.

These conditions raise substantial doubt about our ability to continue as a going concern, and our success is dependent upon the successful outcome of our efforts to raise additional financing, restructure our operations, lower manufacturing costs and reduce operating expenses.

We are currently pursuing various sources of financing as well as the implementation of detailed restructuring plans designed to reduce operating expenses and manufacturing costs. We believe that assuming: (1) the successful implementation of restructuring actions to be taken, plus restructuring actions already taken; (2) improved cash flows from operating activities; (3) the successful collection of billed and unbilled accounts receivable; (4) the collection of the $5 million license fee owed from Tatfook; and (5) other net favorable working capital changes, we would have sufficient cash flows to continue through the end of 2012. We believe that we will need to raise additional funding to continue as a going concern for the next twelve months.

Credit Agreement

On July 3, 2012, we entered into a payoff letter (“Payoff Letter”) with Wells Fargo Capital Finance LLC (formerly known as Wells Fargo Foothill, LLC), as arranger and administrative agent (“Wells Fargo.”) The Payoff Letter terminates the Credit Agreement entered into by and among the Company, the lenders named therein (the “Lenders,”) and Wells Fargo on April 3, 2009 (as such has been amended from time to time thereafter, the “Credit Agreement.”) Pursuant to the Credit Agreement, the Lenders made available to the Company a senior secured credit facility in the form of a revolving line of credit for up to a maximum of $30 million.

Pursuant to the Payoff Letter, we repaid in full all of our obligations under the Credit Agreement, including principal, interest, fees and other charges owing to Wells Fargo and the Lenders. The aggregate amount of such payments, inclusive of an early termination fee payable to Wells Fargo, was approximately $100,000. In consideration for such payments, (i) our obligations under the Credit Agreement were deemed satisfied in full, (ii) the Credit Agreement was immediately terminated, and (iii) the liens securing the obligations under the Credit Agreement were released, in each case subject to limited exceptions as set forth in the Payoff Letter.

At the date of the Payoff Letter, we had outstanding under the Credit Agreement letters of credit issued by Wells Fargo in the amount of approximately $5.4 million. These letters of credit remain outstanding following the termination of the Credit Agreement and are fully cash collaterized. In connection with the execution of the Payoff Letter and as a condition to the termination of the Credit Agreement, we deposited an additional $505,000 with Wells Fargo to collateralize the outstanding letters of credit.

We are in the process of pursuing a new senior secured credit facility as well as other financing options. There is no assurance that we will be able to obtain new financing on favorable terms or at all.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, in Part II, Item 7 under the heading Contractual Obligations and Commercial Commitments. As of July 1, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of July 1, 2012, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates except for long-term debt for which the fair value is estimated based on the quoted market price.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 59% of our net sales during the first half of fiscal 2012, 60% of our net sales during fiscal year 2011, 63% of our net sales during fiscal 2010 and 73% of our net sales during fiscal 2009. International sources include Europe, the Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk, as the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision will have on our business, financial condition and results of operations. For the first half of fiscal 2012, we recorded a foreign exchange translation loss of $0.4 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the U.S. Dollar fluctuates.

Interest Rate Risk

As of July 1, 2012, we had cash equivalents of approximately $17.8 million in both interest and non-interest bearing accounts, including restricted cash. We also had $0.1 million of the 1.875% Notes at a fixed annual interest rate of 1.875%, $150.0 million of the 3.875% Notes at a fixed rate of 3.875% and $104.7 million of the 2.75% Notes at a fixed interest rate of 2.75%, which additionally accrete principal at a rate of 5.0% per year compounded semi-annually. We have exposure to interest rate risk primarily through our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and remained low throughout 2009, 2010, 2011 and into 2012. Nevertheless, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure as of July 1, 2012, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

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

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 1, 2012. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the first quarter of fiscal 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. On July 23, 2012, the lead plaintiff filed an amended complaint. The amended complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased our Common Stock between October 28, 2010 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues and engaged in false and misleading financial reporting. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

In the first quarter of fiscal 2012, three additional lawsuits that relate to the above purported shareholder class action were filed. The lawsuits are shareholder derivative actions, purported to be brought by individual shareholders on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant in the shareholder derivative actions. The shareholder derivative lawsuits are Yin Shen v. Buschur, et al., filed in the Superior Court of California, Kevin Pehlman v. Buschur, et al., filed in United States District Court for the Central District of California, and Jorge L. Verar v. Buschur, et al., filed in the Superior Court of California and subsequently removed to United States District Court for the Central District of California. The allegations of the derivative complaints closely resemble those in the initial class action complaint filed and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaints assert various claims for breach of fiduciary duty under state law. These three actions are presently stayed by stipulated orders entered in each action.

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

During fiscal 2011, we experienced a significant drop in our revenues, which fell by over 25% from fiscal 2010. During the second half of fiscal 2011 our revenues fell by over 55% as compared to the first half of 2010. In addition, our revenues in the first half of fiscal 2012 fell to $85.6 million as compared to $307.3 million in the first half of fiscal 2011, a 72% reduction. We believe that the reductions in our revenues were due to several factors, including, without limitation, significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction of demand from our original equipment manufacturing customers both as part of our strategy to reduce our dependence on low-margin commodity type business with our original equipment manufacturer customers as well as reduced demand from this overall business. Although we believe that quarterly revenue will increase in fiscal 2012, there is no assurance that this will occur. In addition, although we believe that our relations with our customers are good, it is possible that customers could reduce their orders to us because of concerns with our negative financial results and liquidity concerns.

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

We will likely need additional capital in the future and such additional financing may not be available on favorable terms or at all.

We have experienced net losses and operating cash flow deficits for the past four quarters. As of July 1, 2012, we had approximately $11.6 million in unrestricted cash. In the first half of fiscal 2012 we used $63.6 million of cash in operating activities and in all of fiscal 2011 we used $47.9 million. If we are not successful in reducing our use of cash and growing our businesses, reducing our manufacturing costs and operating expenses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources faster than we anticipate. We have initiated cost reduction measures to further lower our manufacturing costs, reduce our operating expenses and conserve cash. We cannot predict if such cost reduction measures will be successful in reducing our cash used in operating activities. In addition, we cannot provide any guarantee that we will generate sufficient cash in the future to maintain or grow our operations over the long-term. We rely upon our ability to generate positive cash flow from operating activities to fund our business. With the successful implementation of restructuring actions to be taken plus restructuring actions already taken, improved cash flows from operating activities, the expected successful collection of billed and unbilled accounts receivable, the collection of the $5 million license fee owed from Tatfook and other net favorable working capital changes, we believe that we have sufficient cash flows to continue through the end of 2012. However, we will need to raise additional funding to continue as a going concern for the next twelve months.

On July 3, 2012, we terminated our Credit Agreement with Wells Fargo and we are in the process of seeking new financing with additional availability via private debt or equity. There is no assurance that we will be able to obtain new financing on favorable terms or at all. It is possible that any financing will include the issuance of securities convertible into common stock for nominal consideration or such other terms that are dilutive to existing stockholders. It is also possible that funding under any loan may be contingent upon the successful fulfillments of certain milestones or covenants. Our fiscal 2011 and first half of 2012 financial and operating performance has made it more difficult to obtain new sources of financing. Our ability to secure additional financing is also dependent upon not only our business profitability, but also the credit markets, which became highly constrained due to credit concerns arising from the subprime mortgage lending market and subsequent worldwide economic recession. If we are unable to reduce our manufacturing costs and operating expenses, generate positive cash flow from our operating activities or secure additional financing or if such financing is not available on acceptable terms, we may not be able to fund our business plan, repay our convertible debt, or maintain operations.

Our limited cash and negative operating results have impacted our supply chain.

As of July 1, 2012, we had approximately $11.6 million in unrestricted cash available for operations. In July 2012, we terminated our Credit Agreement with Wells Fargo and are in the process of seeking new financing. In order to preserve our limited cash resources, we have extended the payment terms to our component suppliers and other vendors. In addition, our negative operating results have caused certain of our suppliers to reduce credit terms extended to us and some suppliers have required us to pay for components more frequently than in the past. Some suppliers have put us on credit hold, and some suppliers are requiring cash in advance payment terms. One supplier has filed a lawsuit to seek recovery of alleged past due amounts. As a result, we have experienced shortages of components, including single-sourced and limited source components, which have impacted deliveries of products to our customers. While we are actively working to replace such suppliers and obtain multiple supply sources for single or limited source components, there can be no assurance that we will be able to obtain sufficient quantities of such components in the desired time periods. Due to these factors, we have experienced production and shipment delays during the second quarter of 2012, which has had a negative impact on our revenues. If the production and delivery delays continue such that we do not meet the agreed upon delivery date with our customers, the delays could result in lost revenues due to customer cancellations as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our business, financial condition and results of operations. If we are unable to generate more cash through operations or complete an additional financing, we will have further disruptions in our production capacity which will have a negative impact on our results of operations.

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand and diversify our customer base, we expect this will continue. For the first half of fiscal 2012, one customer, Ericsson, accounted for 11% of our total sales and no other customer accounted for 10% or more of our revenues. For fiscal 2011 sales to Nokia Siemens Networks, KMM Communications (formerly, Team Alliance), one of our North American resellers and Raycom, one of our European resellers, accounted for approximately 16%, 16% and 11% of our total sales respectively. Our revenues for the first half of fiscal 2012 versus the first half of fiscal 2011 declined by 72%, and our revenues for fiscal 2011 declined by 25% from fiscal 2010, due to significant slowdowns in demand in several of our markets, including North America, Europe and the Middle East, as well as a significant reduction of demand from our original equipment manufacturing customers. Any continued decline in business with our original equipment manufacturer customers, including Nokia Siemens Networks and Samsung, and our direct wireless network operator customers and resellers, will have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as AT&T Wireless, Sprint, and other wireless network operator customers and our resellers, such as KMM Communications and Raycom and our ability to continue to sell products into original equipment manufacturing customers such as Alcatel-Lucent, Ericsson and Samsung. In addition, our future success is also dependent on our ability to sell our products into other market segments such as governmental, public safety, military and homeland security. Any fluctuation in demand from such customers or other customers has and will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time during fiscal 2009. In addition, during October 2011, the bid price of our Common Stock was again below $1.00. Effective October 28, 2011, we completed a 1-for-5 reverse stock split of our issued and outstanding Common Stock that raised our price per share above $1.00. On June 15, 2012, we received a letter from “NASDAQ” notifying the Company that it fails to comply with NASDAQ Listing Rule 5450(a)(1) because the bid price for the Company’s common stock, over the last 30 consecutive business days, had closed below the minimum $1.00 per share requirement for continued listing. The NASDAQ letter has no immediate effect on the listing of the Company’s common stock.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until December 12, 2012, to regain compliance with the NASDAQ minimum bid price rule. If at any time before December 12, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, we will regain compliance with the minimum bid price rule, subject to NASDAQ’s discretion to increase this time period. If compliance with the minimum bid price rule cannot be demonstrated by December 12, 2012, NASDAQ will issue a Staff Delisting Determination Letter and our common stock will be subject to delisting from The Nasdaq Global Select Market.

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

Over the last two years, a period in which we have experienced a broad decline in the weighted sales price of our products, we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business. This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens Networks. Additionally, we recently sold assets and inventory associated with our OEM BTS filter business to Tatfook, which will likely further reduce revenues for this product group. We have also targeted additional markets such as government, public safety, military and homeland security during this period. While we believe that we have made progress in addressing these new markets, we have not yet generated significant revenue in these areas. Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other wireless network operator customers or customers in new markets, will have an adverse effect on our business, financial condition and results of operations.

We have experienced, and will continue to experience, significant fluctuations in sales and operating results from quarter to quarter.

Our quarterly results fluctuate due to a number of factors, including:

•	the concentration of our sales to a few large customers;

•	the lack of any obligation by our customers to purchase their forecasted demand for our products;

•	our suppliers may tighten or limit our available credit;

•	variations in the timing, cancellation, or rescheduling of customer orders and shipments;

•	production delays on new products that limit our revenue in a quarter;

•	increased costs associated with rising raw material costs, including oil prices;

•	activity relating to consolidations or proposed consolidations within our industry;

•	high fixed expenses that increase operating expenses, especially during a quarter with a sales shortfall;

•	product failures and associated warranty and in-field service support costs;

•	discounts given to certain customers for large volume purchases;

•	unanticipated increases in costs associated with projects in our coverage solutions product group; and

•	shortages of materials and components to manufacture our products.

We regularly generate a large percentage of our revenues in the last month of a quarter. Because we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which these orders ship. When we introduce new products into production, we may encounter production delays, such as we did in the first quarter of fiscal 2011, which limit our revenue and have an adverse effect on our business. In addition, during the second quarter of fiscal 2012, certain of our suppliers reduced or limited our available credit, thereby limiting the amount of materials we could purchase which negatively impacted our revenue and had an adverse effect on our business, financial condition and results of operations. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, financial condition and results of operations.

Order deferrals and cancellations by our customers, declining average sales prices, changes in the mix of products sold, shortages of materials, reductions in the amount of credit our suppliers extend to us, delays in the introduction of new products and longer than anticipated sales cycles for our products have adversely affected our business, financial condition and results of operations in the past. Despite these factors, we, along with our contract manufacturers, attempt to maintain significant finished goods, work-in-progress and raw materials inventory to meet estimated order forecasts. If our customers purchase less than their forecasted orders or cancel or delay existing purchase orders, there will be higher levels of inventory that face a greater risk of obsolescence. If our customers choose to purchase products in excess of the forecasted amounts or in a different product mix, there might be inadequate inventory or manufacturing capacity to fill their orders.

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

During fiscal 2010, we experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components due to delays from increased worldwide demand for electronic components following improved global economic conditions following the 2008 global recession. This combined supply shortage and increase in material order lead times impacted our ability to timely produce products, which negatively impacted our revenues during fiscal 2010. While supply lead times have improved somewhat, we currently expect some level of supply shortages and increased lead times to continue throughout 2012 and beyond. In addition, during the second quarter of fiscal 2012, certain of our suppliers have reduced or limited the amount of credit they extend to us, thereby limiting the amount of materials such supplier will provide to us, thereby causing shortages in our supply. If these shortages and extended lead times continue, our future revenues may be negatively impacted and our manufacturing costs may significantly increase. In addition, a number of our products, and certain parts used in our products, are available from only one or a limited number of outside suppliers due to unique component designs, as well as certain quality and performance requirements, which in turn may be dependent upon a limited number of suppliers themselves. Any disruption in this supply chain can negatively affect the timely availability of key components and parts necessary for the production of our products.

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

As part of our Coverage Solutions product group, we occasionally undertake installation projects in which we utilize third party contractors in addition to our personnel to install and deploy Coverage Solutions. Installation projects can be very complex and unanticipated factors or events may occur during a project which significantly impacts the expected cost of a project. Therefore, as part of these projects, we may encounter unanticipated deployment and installation costs, which if not reimbursed, will increase the overall costs of such projects and may have a negative impact on our gross margins, financial condition and results of operations. We encountered such expenses in the first quarter of fiscal 2011 and may encounter them in the future.

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

During fiscal 2011 and the first half of fiscal 2012, we experienced a significant drop in our revenues, which fell by over 25% and 72% respectively from fiscal 2010 and the first half of fiscal 2011. We believe that the reduction in our revenues was due to several factors, including significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers both as part of our strategic plan of not pursuing low margin commodity-type business, as well as an overall reduction in demand by our original equipment manufacturing customers. In response to this reduction in revenues, we initiated cost reduction measures to both lower our manufacturing costs and reduce our operating expenses which resulted in restructuring charges in the fourth quarter of 2011 and the first half of fiscal 2012 and will likely result in additional charges in future periods. We announced in February 2012 that we intend to undertake additional restructuring activities to further reduce our cost structure and operating costs but we have not yet finalized such restructuring plans. In April 2012, we announced the sale of certain assets of our China manufacturing operation which is part of our 2012 restructuring plan. The failure to timely complete and implement our restructuring activities as well as to ultimately achieve operating expense reductions could undermine the anticipated benefits of the restructuring, which could adversely affect our business, financial condition and results of operations. These anticipated benefits are based on projections and assumptions and our actual results may vary from our projections. Also, in the future we may need to initiate additional restructuring actions that could result in additional restructuring charges which could have a material impact on our business, financial condition, liquidity and results of operations. Such potential restructuring actions could include cash expenditures that would reduce our available cash balances, which would have a negative impact on our business and our ability to repay our outstanding convertible subordinated debt.

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

Our revenues come principally from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past several years. In addition, some of our network operator customers rely heavily on the availability of credit to finance the build-out or expansion of their wireless networks. We believe that the ongoing economic weakness and uncertainty and constrained credit markets have resulted in lower demand for our products in fiscal 2009, 2010, 2011 and the first half of fiscal 2012 and will likely result in a continuing reduction of demand from some of our customers in the near term. In addition, during 2011 a major North America wireless network operator significantly reduced demand while it pursued plans for a significant acquisition. Another example of unanticipated reductions occurred during fiscal 2006 and fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators’ delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

Our reliance on contract manufacturers exposes us to risks of excess inventory or inventory carrying costs as well as late or missed customer deliveries.

We use contract manufacturers to produce printed circuit boards for our products and to manufacture finished products. Following the completion of our transaction with Tatfook, we use contract manufacturers more to manufacture our finished products. If our contract manufacturers are unable to respond in a timely fashion to changes in customer demand, we may be unable to produce enough products to respond to sudden increases in demand, resulting in lost revenues. Alternatively, in the case of order cancellations or decreases in demand, we may be liable for excess or obsolete inventory or cancellation charges resulting from contractual purchase commitments that we have with our contract manufacturers. We regularly provide rolling forecasts of our requirements to our contract manufacturers for planning purposes, pursuant to our agreements, a portion of which is binding upon us. Additionally, we are committed to accept delivery on the forecasted terms for a portion of the rolling forecast. Cancellations of orders or changes to the forecasts provided to any of our contract manufacturers may result in cancellation costs payable by us. In the past, we have been required to take delivery of materials from our suppliers and subcontractors that were in excess of our requirements, and we have previously recognized charges and expenses related to such excess material. We expect that we will incur such costs in the future.

In addition, greater reliance on contract manufactures such as Tatfook exposes us to potential late deliveries to customers if the contract manufacture delays production of product for any reason. We have had disputes with contract manufacturers which have caused them to slow down production which have impacted deliveries to our customers. Such disputes have concerned pricing terms and payment terms for example. While we endeavor to avoid any potential dispute with our contract manufacturing suppliers, there can be no assurance that future disputes will not impact customer deliveries. If the production and delivery of our products are delayed such that we do not meet the agreed upon delivery date of our customers, such delays could result in lost revenue due to customer cancellations, as well as potential financial penalties payable to our customers. Any such loss of revenue or financials penalties would have a material adverse effect on our business, financial condition, and results of operations.

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

We have previously added new manufacturing locations, as well as consolidated existing manufacturing locations, in an attempt to achieve operating cost savings and improved operating results. We continually evaluate these types of opportunities. We may acquire or invest in new locations, or we may consolidate existing locations into either existing or new locations in order to reduce our manufacturing costs. For example, in 2009, we established a new manufacturing location in Thailand, and in 2012, as part of the transaction with Tatfook, Tatfook took over the operations of our former manufacturing facility in Suzhou, China. The addition, consolidation or closing of manufacturing locations subjects us to numerous risks and uncertainties, including the following:

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

As part of our manufacturing strategy, we utilize contract manufacturers to make finished goods and supply printed circuit boards in China, Europe, India, Singapore and Thailand. We also maintain our own manufacturing operations in the U.S. and Thailand. There are particular risks of doing business in each jurisdiction and to doing business in foreign jurisdictions generally.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the three years ended July 1, 2012, the closing price of our Common Stock ranged from a high of $23.45 to a low of $0.68 per share (as adjusted for the 1-for-5 share Reverse Stock Split). At times, the fluctuations in the price of our Common Stock may have been unrelated to our financial condition and operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock.

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

As of August 7, 2012, an aggregate of 3,235,306 shares of our Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 2,868,948 shares of our Common Stock were reserved for the issuance of additional options and shares under these plans. Furthermore an aggregate of 3,444,315 shares of our Common Stock were issuable upon conversion of our 3.875% Notes, and an aggregate of 6,406,150 shares of our Common Stock were issuable upon conversion of our 2.75% Notes.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1	Asset Purchase Agreement dated April 24, 2012 between Shenzhen Tatfook Technology Co., Ltd. and Filtronic (Suzhou) Telecommunications Products Co., Ltd. (a subsidiary of the Company). †

10.2	Supply Agreement dated as of April 24, 2012 between the Company and Shenzhen Tatfook Technology Co., Ltd. †***

10.3	License and Manufacturing Agreement dated as of April 24, 2012 between the Company and Shenzhen Tatfook Technology Co., Ltd. †***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Filed herewith.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes and schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Quarterly Report on Form 10-Q within the 30-day period.
***	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2012	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer