Form 10-Q/A
period 2012-06-30
POWERWAVE TECHNOLOGIES INC
filed 2012-08-17
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

Powerwave Technologies Inc. (“we,” “us,” “our,” the “Company” or “Powerwave”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the fiscal quarter ended July 1, 2012 to include certain Interactive Data Files as exhibits as required by Part II, Item 6 (Exhibits) of Form 10-Q. When we initially filed our Form 10-Q for the fiscal quarter ended July 1, 2012, which was filed with the Securities and Exchange Commission on August 10, 2012, we relied upon Rule 405(a)(2) of Regulation S-T to take advantage of the 30-day grace period for the initial filing of our first Interactive Data File required to contain detail-tagged footnotes or schedules. We are filing this Amendment No. 1 for the purpose of furnishing the Interactive Data Files, including Exhibits 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE, in Part II, Item 6 of this Form 10-Q and making certain conforming changes to Item 6.

No other information included in Powerwave’s Form 10-Q for the fiscal quarter ended July 1, 2012 is changed by this Amendment No. 1. In addition, this Amendment No. 1 does not reflect events occurring after August 10, 2012, the date we initially filed our Form 10-Q for the fiscal quarter ended July 1, 2012, nor does it modify or update those disclosures in the Form 10-Q that may have been affected by subsequent events.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files furnished as Exhibit 101 to this Amendment No. 1 will not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor will they be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1	Asset Purchase Agreement dated April 24, 2012 between Shenzhen Tatfook Technology Co., Ltd. and Filtronic (Suzhou) Telecommunications Products Co., Ltd. (a subsidiary of the Company). ††

10.2	Supply Agreement dated as of April 24, 2012 between the Company and Shenzhen Tatfook Technology Co., Ltd. ††***

10.3	License and Manufacturing Agreement dated as of April 24, 2012 between the Company and Shenzhen Tatfook Technology Co., Ltd. ††***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. ††

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. ††

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. ††*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. ††*

101.INS	XBRL Instance Document †**

101.SCH	XBRL Taxonomy Extension Schema Document †**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document †**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document †**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document †**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document †**

†	Filed herewith.
††	Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2012, which was filed with the Securities and Exchange Commission on August 10, 2012.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	Pursuant to Rule 406T of Regulation S-T, this XBRL information shall not be deemed “filed” for the purposes of Section 18 of the Securities and Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, or otherwise subject to liability under those sections.
***	Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2012	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer