Form 10-Q
period 2012-09-30
POWERWAVE TECHNOLOGIES INC
filed 2012-11-09
CIK 1023362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, the registrant had 31,770,931 shares of Common Stock outstanding.

POWERWAVE TECHNOLOGIES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

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

Readers are urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, operating results, financial condition and stock price, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in the consolidated financial statements and notes thereto included elsewhere in this report, as well as the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Consolidated Financial Statements” and “Notes to Consolidated Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, and in other filings we make with the SEC. Because the risks and uncertainties discussed in this quarterly report and other important unanticipated factors may affect the Company’s operating results, past performance should not be considered as indicative of future performance, and investors should not use historical results to anticipate results or trends in future periods. Furthermore, such forward-looking statements speak only as of the date of this report. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations except as required by applicable law or the rules of the NASDAQ Stock Market.

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

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30, 2012	January 1, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,318	$64,121
Restricted cash	1,001	6,162
Restricted deposits	5,610	—
Accounts receivable, net of allowance for sales returns and doubtful accounts of $9,252 and $4,225, respectively	62,449	96,777
Inventories	54,677	88,627
Prepaid expenses and other current assets	43,174	45,712
Deferred income taxes	4,084	6,968

Total current assets	187,313	308,367
Restricted cash long term	5,000	—
Property, plant and equipment, net	12,322	27,771
Other assets	8,820	6,192

TOTAL ASSETS	$213,455	$342,330

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$46,815	$71,094
Accrued payroll and employee benefits	8,068	11,094
Accrued restructuring costs	2,054	3,112
Accrued expenses and other current liabilities	35,757	28,725

Total current liabilities	92,694	114,025
Long-term debt	290,405	252,190
Other liabilities	12,954	8,813

Total liabilities	396,053	375,028
Commitments and contingencies (Notes 8 and 9)
Shareholders’ equity (deficit):
Preferred Stock, $0.0001 par value, 5,000,000 shares authorized and no shares issued or outstanding
Common Stock, $0.0001 par value, 100,000,000 shares authorized, 31,770,931 and 31,684,831 shares issued and outstanding, respectively	868,631	866,716
Accumulated other comprehensive income	11,041	9,756
Accumulated deficit	(1,062,270)	(909,170)

Net shareholders’ deficit	(182,598)	(32,698)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$213,455	$342,330

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	$42,125	$77,078	$127,766	$384,343
Cost of sales:
Cost of goods	52,101	71,282	155,990	294,895
Restructuring and impairment charges	782	—	11,341	—

Total cost of sales	52,883	71,282	167,331	294,895

Gross profit (loss)	(10,758)	5,796	(39,565)	89,448
Operating expenses:
Sales and marketing	10,365	7,544	23,021	24,695
Research and development	8,383	15,315	31,980	47,666
General and administrative	9,928	11,597	30,379	34,920
Restructuring and impairment charges	2,098	147	5,486	189

Total operating expenses	30,774	34,603	90,866	107,470

Operating loss	(41,532)	(28,807)	(130,431)	(18,022)
Other expense, net	(4,909)	(6,435)	(13,012)	(13,271)

Loss before income taxes	(46,441)	(35,242)	(143,443)	(31,293)
Income tax provision	6,287	(158)	9,657	3,745

Net loss	$(52,728)	$(35,084)	$(153,100)	$(35,038)

Basic loss per share:	$(1.66)	$(1.09)	$(4.82)	$(1.05)

Diluted loss per share:	$(1.66)	$(1.09)	$(4.82)	$(1.05)

Shares used in the computation of loss per share:
Basic	31,761	32,189	31,741	33,265
Diluted	31,761	32,189	31,741	33,265

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net loss	$(52,728)	$(35,084)	$(153,100)	$(35,038)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income taxes	926	(4,581)	1,285	515

Comprehensive loss	$(51,802)	$(39,665)	$(151,815)	$(34,523)

The accompanying notes are an integral part of these consolidated financial statements.

POWERWAVE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(153,100)	$(35,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,941	10,649
Amortization	5,162	3,582
Non-cash restructuring and impairment charges	16,827	189
Provision for sales returns and doubtful accounts	6,875	908
Provision for excess and obsolete inventories	22,921	3,533
Deferred taxes	2,884	223
Compensation costs related to stock-based awards	1,820	5,768
Loss on early extinguishment of debt	431	874
Gain on disposal of property, plant and equipment	(2,718)	(342)
Change in fair value of derivatives	581	—
Changes in operating assets and liabilities:
Accounts receivable	28,877	39,653
Inventories	4,831	(37,825)
Prepaid expenses and other current assets	2,743	(10,244)
Accounts payable	(26,837)	(13,236)
Accrued expenses and other current liabilities	(7,387)	(5,183)
Other non-current assets	57	(8)
Other non-current liabilities	4,335	(17)

Net cash used in operating activities	(84,757)	(36,514)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,497)	(5,804)
Restricted cash	161	(1)
Restricted deposits	(5,610)	(1)
Proceeds from the sale of property, plant and equipment	12,883	357

Net cash provided by (used in) investing activities	4,937	(5,448)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of long-term debt	35,000	100,000
Debt issuance costs	(3,160)	(3,545)
Retirement of long-term debt	—	(46,780)
Proceeds from stock-based compensation arrangements	95	1,630
Repurchase of common stock	—	(25,015)

Net cash provided by financing activities	31,935	26,290
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	82	(310)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,803)	(15,982)
CASH AND CASH EQUIVALENTS, beginning of period	64,121	61,601

CASH AND CASH EQUIVALENTS, end of period	16,318	$45,619
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for (refund of):
Interest	5,740	$3,960
Income taxes	(518)	$8,195
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Unpaid purchases of property and equipment	921	$1,243

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

On May 23, 2012, the Company completed the sale of certain fixed assets and inventory associated with its manufacturing facility in Suzhou, China to Shenzhen Tatfook Technology Co., Ltd. (“Tatfook”). Tatfook acquired selected assets of the Company’s China manufacturing facility, primarily related to the custom OEM BTS filter business, assumed selected facility leases in China and made offers of employment to employees located in the Company’s China manufacturing operations. In connection with the sale, the Company entered into a long term manufacturing and supply agreement with Tatfook. In addition, the Company licensed Tatfook the rights to manufacture and sell selected antenna and tower mounted amplifier products within the China market under a license and manufacturing agreement. The consideration paid by Tatfook was $12.5 million in cash, which resulted in a gain of approximately $2.0 million. Tatfook also paid an upfront license fee of $5.0 million under the license and manufacturing agreement, which is being recognized ratably over the seven-year term, and agreed to pay on-going royalty fees on future product sales. Tatfook is a global manufacturing service provider engaging in both radio frequency subsystem solutions and structural assembly in the application of mobile telecommunications base stations.

Liquidity and Going Concern

As of September 30, 2012, the Company had $16.3 million in unrestricted cash and cash equivalents available to support ongoing operations. During the nine months ended September 30, 2012, the Company used approximately $84.8 million of cash in operating activities. In September 2012, the Company entered into a credit agreement under which it obtained a $35 million secured term loan. The lenders also agreed to provide an additional $15 million secured term loan that is available in the first quarter of 2013 assuming the Company meets certain covenants and pre-conditions in the credit agreement (see Note 4). The lenders may also provide up to an additional $100 million in secured term loans, which the lender can extend at its sole discretion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although the Company obtained a secured term loan in the third quarter of 2012, its continued negative cash flow from operations, declining revenue and cash expenses from restructuring activities raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company plans to address this situation by implementing restructuring plans designed to reduce its operating expenses and manufacturing costs. The Company believes that its ability to have sufficient cash flows to continue as a going concern for the next twelve months is dependent upon it: (1) meeting the fourth quarter revenue covenant of $60 million and complying with the other pre-conditions to obtaining an additional $15 million secured term loan under its credit agreement and remaining in compliance with all other financial covenants, and as a result, receiving the additional $15 million available to it under the credit agreement in the first quarter of 2013; (2) remaining in compliance with the financial covenants throughout 2013; (3) successfully implementing restructuring actions; (4) significantly reducing its negative cash flows from operating activities; (5) successfully collecting billed and unbilled accounts receivable; and (6) having other net favorable working capital changes. However, should the Company be unsuccessful with one or more of these items, it believes that it will need to raise additional funding to continue as a going concern for the next twelve months, which funding may not be available on acceptable terms or at all.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain footnotes and financial presentations normally required under GAAP for complete financial statements. The interim financial information is unaudited; however, it reflects all normal recurring adjustments and accruals which are, in the opinion of management considered necessary to provide a fair presentation for the interim periods presented. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the future quarters or full fiscal year ending December 30, 2012 (“fiscal 2012”). The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Restricted Cash

Restricted cash consists of cash and cash equivalents of the Company which have been pledged to fulfill certain obligations and are not available for general corporate purposes.

Restricted Deposits

Restricted deposits consist of cash deposits in a bank account in the name of a third-party bank which has been pledged to collateralize certain obligations, primarily letters of credit.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with accounting guidance now codified as Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of ASC Topic 718, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option valuation model and a multiple option award approach. The fair value of restricted stock awards is based on the closing market price of the Company’s common stock on the date of grant. Stock-based compensation, adjusted for estimated forfeitures, is amortized on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Stock-based compensation expense was recognized as follows in the consolidated statement of operations:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of sales	$61	$192	$243	$601
Sales and marketing expenses	(50)	165	112	449
Research and development expenses	(23)	342	286	1,191
General and administrative expenses	322	1,126	1,179	3,527

Decrease to operating income before income taxes	310	1,825	1,820	5,768
Income tax benefit recognized	—	—	—	—

Impact on net loss	$310	$1,825	$1,820	$5,768

Impact to net loss per share:
Basic	$0.01	$0.06	$0.06	$0.17

Diluted	$0.01	$0.06	$0.06	$0.17

As of September 30, 2012, unrecognized compensation expense related to the unvested portion of the Company’s stock-based awards and employee stock purchase plan was approximately $2.0 million, net of estimated forfeitures of $0.2 million, which is expected to be recognized over a weighted-average period of 1.1 years.

The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions including the weighted average risk-free interest rate, the expected life, and the expected stock price volatility. The weighted average risk-free interest rate was determined based upon actual U.S. treasury rates over a one to ten year horizon and the actual life of options granted. The Company grants options with either a five year or ten year life. The expected life is based on the Company’s actual historical option exercise experience. For the employee stock purchase plan, the actual life of 6 months is utilized in this calculation. The expected life was determined based upon actual option grant lives over a 10 year period. The Company has utilized various market sources to calculate the implied volatility factor utilized in the Black-Scholes-Merton option valuation model. These included the implied volatility utilized in the pricing of options on the Company’s Common Stock as well as the implied volatility utilized in determining market prices of the Company’s outstanding convertible notes. Using the Black-Scholes-Merton option valuation model, the estimated weighted average fair value of options granted during the third quarter and first nine months of fiscal year 2011 was $5.45 and $10.64, respectively, and for the third quarter and first nine months of fiscal year 2012 was $0.40 and $0.56, respectively.

The fair value of options granted under the Company’s stock incentive plans during the third quarter and first nine months of fiscal 2012 and fiscal 2011 were estimated on the date of grant according to the Black-Scholes-Merton option valuation model utilizing the multiple option approach and the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Weighted average risk-free interest rate	0.8%	1.1%	0.8%	2.0%
Weighted average expected life (in years)	5.9	3.6	5.9	3.6
Expected stock volatility	187%	68%	172%	75%
Dividend yield	None	None	None	None

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 3. Supplemental Balance Sheet Information

Prepaid Expense and Other Current Assets

	September 30, 2012	January 1, 2012
Costs and estimated earnings in excess of billings	$33,774	$35,717
Prepaid expense and other current assets	9,400	9,995

Total prepaid expense and other current assets	$43,174	$45,712

Approximately $32.1 million of the cost and estimated earnings in excess of billings is related to a single coverage solutions project. The Company is currently negotiating contract amendments on this project.

In the first quarter of fiscal 2011, the Company adjusted its cost estimates on a coverage solutions project which reduced both costs and estimated earnings in excess of billings and gross margin by approximately $3.6 million.

Inventories

Net inventories are as follows:

	September 30, 2012	January 1, 2012
Parts and components	$25,227	$32,145
Work-in-process	571	5,079
Finished goods	28,879	51,403

Total inventories	$54,677	$88,627

Inventories are net of an allowance for excess and obsolete inventory of approximately $32.8 million and $15.8 million as of September 30, 2012 and January 1, 2012, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities are as follows:

	September 30, 2012	January 1, 2012
Accrued freight and storage	$7,045	$6,215
Accrued warranty costs	7,859	7,780
Accrued income taxes	5,072	—
Accrued vendor cancellation charges	5,093	3,921
Other accrued expenses and other current liabilities	10,688	10,809

Total accrued expenses and other current liabilities	$35,757	$28,725

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Warranty

Accrued warranty costs are as follows:

	Nine Months Ended
Description	September 30, 2012	October 2, 2011
Warranty reserve beginning balance	$7,780	$7,029
Reductions for warranty costs incurred	(9,227)	(9,532)
Additions charged to cost of sales	9,306	10,563

Warranty reserve ending balance	$7,859	$8,060

Note 4. Financing Arrangements and Long-Term Debt

Long-Term Debt

Long term debt consists of the following:

	September 30, 2012	January 1, 2012
Secured Term Loan	$34,355	$—
2.750% Convertible Senior Subordinated Notes due 2041	105,999	102,139
3.875% Convertible Subordinated Notes due 2027	150,000	150,000
1.875% Convertible Subordinated Notes due 2024	51	51

Total long-term debt	$290,405	$252,190

Credit Agreement

On September 11, 2012, the Company entered into a credit agreement (“Credit Agreement”) with P-Wave Holdings, LLC (an affiliate of The Gores Group, LLC), as the Agent (the “Agent”), and the various financial institutions and other persons from time to time parties thereto (the “Lenders”).

Pursuant to the Credit Agreement, the Lenders provided an initial $35 million secured term loan to the Company (the “Initial Draw”) and shall, from time to time thereafter, make available to the Company additional secured term loans of up to $15 million, which the Company may request in one or more advances, subject to the satisfaction of certain closing conditions, including: (i) no event of default occurring or continuing under the Credit Agreement; (ii) prior payment in full of all fees and expenses due under the Credit Agreement; (iii) prior issuance of all Warrants due and payable under the Credit Agreement; and (iv) the Company providing Agent with evidence of the Company’s achievement of forecasted revenues for the fiscal quarter ended on or about January 1, 2013 totaling $60 million. The Credit Agreement further contemplates that the lenders may make available to the Company incremental secured term loans in an aggregate amount not to exceed $100 million (the “Incremental Loans”), for a total potential commitment of up to $150 million in principal amount of term loans under the Credit Agreement. However, there is no obligation on the part of the Company to accept these Incremental Loans and there is no obligation on the part of the lenders to make any Incremental Loans.

Interest will accrue on the term loans at a rate per annum equal to: (i) during the first year following the closing of the Initial Draw, 14.00%, with 4.00% payable in cash and 10.00% payable, at the Company’s option, in cash or in kind; and (ii) for the period following the first anniversary of the closing of the Initial Draw, 17.00%, with 7.00% payable in cash and 10.00% payable, at the Company’s option, in cash or in kind. Amounts taken in kind are added to the principal of the debt.

The term loans mature upon the earliest of: (i) the three year anniversary of the closing of the Initial Draw; (ii) the occurrence of a “Fundamental Change” (as defined below) and (iii) July 1, 2014, if the Company’s indebtedness under the Indenture, dated as of September 24, 2007, between the Company and the Trustee, with respect to the Company’s 3.875% Convertible Subordinated Notes due 2027, is not paid or exchanged prior to that date. A “Fundamental Change,” which is defined in the indenture governing our 2.75% Convertible Senior Subordinated Notes due 2041, generally includes: (i) a change in control transaction; (ii) the approval by the holders of the Company’s capital stock of any plan or proposal for the Company’s liquidation or dissolution; or (iii) the delisting of the Company’s Common Stock from the NASDAQ Stock Market, in each case with certain exceptions.

The Credit Agreement contains certain financial covenants, including minimum quarterly revenue and EBITDA (as defined) targets. The Company was in compliance with these covenants for the third quarter of 2012.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

In connection with this loan, the Company agreed to issue 75,000 warrants per $1 million of debt issued at an exercise price of $0.50 per warrant. The Company issued 2.625 million warrants in connection with the Initial Draw, which have a ten year term. The Company calculated the value of the warrants at the time of issuance using the Black-Scholes-Merton option valuation model, and the resulting valuation of $0.9 million was recorded as a derivative liability and a discount to the debt. These warrants were valued using the Company’s 10-year historical volatility of 98% and risk-free rate of 1.7%. In addition, the Company incurred debt issuance costs of $3.2 million. Both the discount and the debt issuance costs will be recognized over the period to the earliest payment date of July 1, 2014 using the interest method of amortization.

In the event the Company, at any time while any of the Warrants are outstanding, issues or sells additional shares of the Company’s common stock for consideration per share less than the exercise price, then the exercise price in effect immediately prior to such issuance will be reduced based upon a formula set forth in the Warrants. The formula provides a customary “weighted-average exercise price” adjustment that could result in a decrease in the exercise price and a corresponding increase in the number of shares issuable upon conversion of the Warrants. As a result of these features, the warrants are accounted for as derivatives which must be adjusted to fair value through earnings in each accounting period. The fair value of the warrants at the end of the third quarter of 2012 was approximately $1.5 million, and the Company recognized the fair value adjustment of $0.6 million in other expense in the accompanying statement of operations. In addition, there are certain other features in the Credit Agreement that are embedded derivatives. However, the fair value of these items is immaterial.

Upon closing the Initial Draw, the Company was required to place $5 million of the gross proceeds in a reserve account as partial security for the Initial Draw, which is included in restricted cash long term in the accompanying consolidated balance sheet.

After deducting debt issue costs and the $5 million reserve account, the Company received net proceeds of approximately $26.8 million.

On July 3, 2012, the Company entered into a payoff letter (“Payoff Letter”) with Wells Fargo Capital Finance LLC (“Wells Fargo”) that terminates the Company’s previous senior secured credit facility in the form of a revolving line of credit (“Wells Fargo Credit Agreement”).

Pursuant to the Payoff Letter, the Company repaid in full all of its obligations under the Wells Fargo Credit Agreement, including principal, interest, fees and other charges outstanding. The aggregate amount of such payments, inclusive of an early termination fee payable to Wells Fargo, was approximately $75,000. In consideration for such payments, (i) the Company’s obligations under the Wells Fargo Credit Agreement were deemed satisfied in full, (ii) the Wells Fargo Credit Agreement was immediately terminated, and (iii) the liens securing the obligations under the Wells Fargo Credit Agreement were released, in each case subject to limited exceptions as set forth in the Payoff Letter.

At the date of the Payoff Letter, the Company had outstanding under the Wells Fargo Credit Agreement letters of credit issued by Wells Fargo in the amount of approximately $5.4 million. These letters of credit remain outstanding following the termination of the Credit Agreement and are fully cash collaterized at a rate of 105% of domestic letters of credit and 115% of foreign letters of credit. These amounts, in the aggregate of $5.6 million, are included in restricted deposits in the accompanying consolidated balance sheet.

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

2012 Additional Restructuring Plan

In the third quarter of fiscal 2012, the Company formulated and began to implement a plan to lower its breakeven costs, conserve its cash and reduce its operating and manufacturing cost structures (“the 2012 Additional Restructuring Plan”). As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations across all functions, and is expected to impact approximately 120 employees and close certain offices. These reductions were taken in further response to continued lower revenue in the second and third quarter of fiscal 2012. The charges associated with this plan are estimated to range between $2 million and $4 million. The Company expects to finalize this plan in the fourth quarter of 2012; however, additional amounts may be accrued in future periods related to the actions associated with this plan.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Workforce Reductions
Balance as of January 1, 2012	$—
Amounts accrued	365
Amounts paid/incurred	(80)
Effects of exchange rates	—

Balance as of September 30, 2012	$285

2012 Restructuring Plan

In the first quarter of fiscal 2012, the Company formulated and began to implement a plan to further reduce manufacturing overhead and operating expenses (the “2012 Restructuring Plan”). As part of this plan, the Company initiated personnel reductions in both its domestic and foreign locations. These reductions were taken in further response to economic conditions and the continued decline in revenue in the first quarter of fiscal 2012. The charges associated with this plan are estimated to range between $2 million and $4 million. The Company finalized this plan in the third quarter of 2012; however, additional amounts may be accrued in 2012 related to the actions associated with this plan.

	Workforce Reductions	Facility Closure Costs	Total
Balance as of January 1, 2012	$—	$—	$—
Amounts accrued	3,871	62	3,933
Amounts paid/incurred	(2,194)	(62)	(2,256)
Effects of exchange rates	(19)	—	(19)

Balance as of September 30, 2012	$1,658	$—	$1,658

The Company expects that the workforce reduction payments will be made through the fourth quarter of 2013.

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

Workforce Reductions
Balance as of January 1, 2012	$3,025
Amounts accrued	22
Amounts paid/incurred	(2,928)
Effects of exchange rates	(8)

Balance as of September 30, 2012	$111

The Company expects that the workforce reduction payments will be made through the fourth quarter of 2012.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Restructuring and Impairment Charges

In connection with the plans described above, the Company recorded various restructuring and impairment charges in the third quarter and first nine months of fiscal years 2012 and 2011. A summary of these charges is listed below:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of Sales:
Restructuring and impairment charges:
Inventory charges	$997	$—	$7,173	$—
Severance	91	—	346	—
Settlement of contractual commitments	(306)	—	3,822	—

Total cost of sales	782	—	11,341	—
Operating Expenses:
Restructuring and impairment charges:
Severance	1,941	147	3,867	309
Facility closure and asset impairment charges	157	—	1,619	(120)

Total operating expenses	2,098	147	5,486	189

Total restructuring and impairment charges	$2,880	$147	$16,827	$189

In the third quarter of fiscal 2012, the Company recorded charges of approximately $1.0 million related to inventory that has been or will be disposed of and will not generate future revenue at closed facilities. Additionally, in the first half of fiscal 2012, the Company recorded a charge of approximately $6.2 million related to inventory that has been or will be disposed of and will not generate future revenue at closed facilities.

In the third quarter of fiscal 2012, the Company settled a vendor cancellation claim at a favorable amount of $0.3 million that was previously charged to restructuring and impairment charges. In the first half of 2012, the Company recorded charges of approximately $4.1 million for vendor cancellation claims, primarily related to the transactions with Tatfook.

In the third quarter of fiscal 2012, the Company recorded severance of approximately $2.0 million of which approximately $0.1 million was recorded in cost of sales and $1.9 million was recorded in operating expenses. Additionally, in the first half of fiscal 2012, the Company recorded charges of approximately $2.2 million in severance costs across several regions of which approximately $0.3 million and approximately $1.9 million were recorded in cost of sales and operating expenses, respectively. In the third quarter of fiscal 2011, the Company recorded charges of approximately $0.1 million related to severance in operating expense in all regions, and the Company recorded charges of approximately $0.2 million in severance costs in the first half of 2011, which was recorded in operating expenses.

In the third quarter of 2012, the Company recorded approximately $0.1 million in facility closure costs and approximately $0.1 million in fixed asset impairment charges, equal to the net book value of assets disposed of, both related to the closure of its facility in Finland. In the first quarter of fiscal 2012, the Company sold its building in Finland for approximately $5.3 million and realized a loss of approximately $1.4 million. In the first quarter of fiscal 2011, the Company recorded an adjustment to the excess remaining liability related to a prior restructuring plan that was completed in the first quarter of fiscal 2011, which reduced total restructuring and impairment charges in operating expenses by approximately $0.1 million.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

Note 6. Other Income (Expense), Net

The components of other income (expense), net, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest income	$38	$55	$118	$168
Interest expense	(4,228)	(3,764)	(12,027)	(9,544)
Foreign currency gain (loss), net	288	(2,158)	(386)	(4,219)
Loss on early extinguishment of debt	(506)	(874)	(506)	(874)
Change in fair value of derivatives	(581)	—	(581)	—
Other income, net	80	306	370	1,198

Total	$(4,909)	$(6,435)	$(13,012)	$(13,271)

Included in interest expense are non-cash charges related to the amortization of debt issuance costs, debt discount and bond accretion totaling $1.9 and $5.2 million, respectively, for the third quarter and first nine months of fiscal year 2012, and $1.6 and $3.6 million, respectively, for the third quarter and first nine months of 2011.

Note 7. Loss Per Share

In accordance with ASC Topic 260, “Earnings per Share,” basic earnings (loss) per share is based upon the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based upon the weighted average number of common and potential common shares for each period presented, and income available to common stockholders is adjusted to reflect any changes in income or loss that would result from the issuance of the dilutive common shares. The Company’s potential common shares include stock options and warrants under the treasury stock method and convertible subordinated debt under the if-converted method. Potential common shares of 9,851,802 and 9,852,730 related to the Company’s stock option programs, warrants and convertible debt have been excluded from diluted weighted average common shares for the third quarter and first nine months ended September 30, 2012, respectively, as the effect would be anti-dilutive. In addition, potential common shares of 9,359,987 and 6,702,357 related to the Company’s stock option programs and convertible debt have been excluded from diluted weighted average common shares for the third quarter and first nine months ended October 2, 2011, respectively, as the effect would be anti-dilutive.

The following details the calculation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Basic:
Net loss	$(52,728)	$(35,084)	$(153,100)	$(35,038)
Weighted average common shares	31,761	32,189	31,741	33,265
Basic loss per share	$(1.66)	$(1.09)	$(4.82)	$(1.05)

Diluted:
Net loss	$(52,728)	$(35,084)	$(153,100)	$(35,038)
Interest expense of convertible debt, net of tax	—	—	—	—

Net loss, as adjusted	$(52,728)	$(35,084)	$(153,100)	$(35,038)

Weighted average common shares	31,761	32,189	31,741	33,265
Potential common shares	—	—	—	—

Weighted average common shares, as adjusted	31,761	32,189	31,741	33,265

Diluted loss per share	$(1.66)	$(1.09)	$(4.82)	$(1.05)

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

In the first quarter of fiscal 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. On July 23, 2012, the lead plaintiff filed an amended complaint. The amended complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased the Company’s Common Stock between October 28, 2010 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues and engaged in false and misleading financial reporting. In September 2012, the defendants filed a motion to dismiss the amended complaint. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

In the first quarter of fiscal 2012, three additional lawsuits that relate to the above purported shareholder class action were filed. The lawsuits are shareholder derivative actions, purported to be brought by individual shareholders on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant in the shareholder derivative actions. The shareholder derivative lawsuits are Yin Shen v. Buschur, et al., filed in the Superior Court of California, Kevin Pehlman v. Buschur, et al., filed in United States District Court for the Central District of California, and Jorge L. Verar v. Buschur, et al., filed in the Superior Court of California and subsequently removed to United States District Court for the Central District of California. The allegations of the derivative complaints closely resemble those in the initial class action complaint filed and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaints assert various claims for breach of fiduciary duty under state law. These three actions are presently stayed by stipulated orders entered in each action. In August 2012, the plaintiff in the Yin Shen v. Buschur derivative lawsuit filed a petition for mandate in the Superior Court of California seeking to compel production for inspection of certain of Powerwave’s books and records. In September 2012, Powerwave filed an answer and demurrer to the petition.

The ultimate outcome of these actions is uncertain and we are unable to determine a range of possible losses. Accordingly, no amounts have been accrued related to these matters.

In addition to the litigation discussed above, the Company is subject to other legal proceedings and claims in the normal course of business. The Company is currently defending these proceedings and claims, and, although the outcome of legal proceedings is inherently uncertain, the Company anticipates that it will be able to resolve these matters in a manner that will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

Note 9. Contractual Guarantees and Indemnities

In the normal course of business, the Company makes certain contractual guarantees and indemnities pursuant to which it may be required to make future payments under specific circumstances. The Company has not recorded any liability for these contractual guarantees and indemnities in the accompanying consolidated financial statements. A description of significant contractual guarantees and indemnities existing as of September 30, 2012 includes:

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

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgment regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. On a quarterly basis, the Company reassesses the need for these valuation allowances based on operating results and its assessment of the likelihood of future taxable income and developments in the relevant tax jurisdictions. Based on an assessment performed in the third quarter of 2012, the Company continues to record a valuation allowance against the net deferred tax assets in Finland and China in the amount of $2.9 million, as recorded in the first quarter of 2012. The Company continues to maintain a valuation allowance against its net deferred tax assets in the U.S. and various foreign jurisdictions in 2012, where the Company believes it is more likely than not that deferred tax assets will not be realized. For the foreseeable future, the federal tax provision related to future earnings will be offset substantially by a reduction in the valuation allowance. Accordingly, current and future tax expense will consist primarily of certain required state income taxes and taxes in certain foreign jurisdictions.

In the third quarter of 2012, the Company changed its position on its legal entity and future operations in China and no longer asserts that its accumulated earnings in China will be permanently reinvested. As a result, it recorded a provision of $5.3 million related to the withholding tax on its Chinese operation’s earnings and profits which would be repatriated to the U.S. jurisdiction upon dissolution. No additional U.S. tax liability will result from the future dividend due to existing net operating losses which would offset any potential increase in U.S. federal taxable income.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

As of September 30, 2012, the liability for income taxes associated with uncertain tax positions is $5.9 million. Of the $5.9 million, $3.9 million, if recognized, would affect tax expense and would require penalties and interest of $0.7 million. In addition, $0.6 million would result in an increase in prepaid assets, and $0.7 million would result in a decrease of deferred tax assets in jurisdictions where the deferred tax assets are currently offset by a full valuation allowance.

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

As a result of ongoing tax audits, the total liability for unrecognized tax benefits may change within the next twelve months due to either settlement of audits or expiration of statutes of limitations. As of September 30, 2012, the Company’s tax years for 2008, 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of September 30, 2012, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2008. As of September 30, 2012, the Company is not under corporate income tax examination by federal taxing authorities; however, the Company is under corporate franchise tax examination by the Texas Comptroller for the 2008 year.

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

Cash and Cash Equivalents, Restricted Cash and Restricted Deposits

The carrying amount approximates fair value because of the short maturity (less than 90 days) and high credit quality of these instruments.

Warrants

The warrants contain certain adjustment provisions whereas both the exercise price and number of warrants can be adjusted, one of which is if the Company issues common stock in the future for less than $0.50 per share. These features are considered embedded derivatives. The fair value of the embedded derivative was estimated using the Black-Scholes-Merton option valuation model.

Long-Term Debt

The fair value of the Company’s convertible notes is estimated based on the quoted market prices for the debt. These convertible subordinated notes are not actively traded as an investment instrument, and therefore, the quoted market prices may not reflect actual sales prices at which these notes would be traded. The Company carries and values these instruments at their stated principal value, which represents the amount due at maturity less any unamortized discount or plus any accreted premium.

The fair value of the Company’s secured term loan under the Credit Agreement is estimated based upon the discounted cash flows using the Company’s estimated borrowing rate.

POWERWAVE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Tabular amounts in thousands, except per share data)

The estimated fair values of the Company’s financial instruments were as follows:

	September 30, 2012		January 1, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,318	$16,318	$64,121	$64,121
Restricted cash	1,001	1,001	6,162	6,162
Restricted deposits	5,610	5,610	—	—
Warrants	1,452	1,452	—	—
Long-term debt
Secured Term Loan	34,355	35,000	—	—
2.750% Convertible Senior Subordinated Notes due 2041	105,999	32,860	102,139	61,028
3.875% Convertible Subordinated Notes due 2027	150,000	16,500	150,000	71,250
1.875% Convertible Subordinated Notes due 2024	51	6	51	24

ASC 820-10 requires that, for any assets and liabilities stated at fair value on a recurring basis in the Company’s financial statements, the fair value of such assets and liabilities be measured based on the price that would be received from selling an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. Level 1 asset and liability values are derived from quoted prices in active markets for identical assets and liabilities, Level 2 asset and liability values are derived from quoted prices in inactive markets and Level 3 asset and liability values are calculated using unobservable inputs to estimate the fair value.

The Company’s assets measured at fair value on a recurring basis include cash, cash equivalents and restricted cash, all of which are based upon Level 1 inputs and warrants, which are based upon level 3 inputs. The fair value disclosures of the Company’s convertible notes are determined by Level 2 inputs based upon the quoted market price of the same or similar issues. The fair value inputs for the Company’s secured term loan under the Credit Agreement is based upon Level 3 inputs and are calculated by using the discounted cash flows of the loan using the Company’s estimated borrowing rate on a similar loan. The fair value inputs for the Company’s warrants is based upon Level 3 inputs and are calculated by the Black-Scholes-Merton option valuation model using the Company’s historical Common Stock volatility for a similar remaining term of 100.6% and a risk-free rate of 1.7%, which increased by $0.6 million in the third quarter of 2012.

Note 12. Customer Concentrations

The Company’s product sales have historically been concentrated in a small number of customers. For the first nine months of fiscal 2012 no customers accounted for 10% or more of revenues. For the first nine months of 2011, KMM Telecommunications (formerly known as Team Alliance), one of our North American resellers, Nokia Siemens and Raycom, one of our European resellers, accounted for 18%, 17% and 13% of our total net sales, respectively.

As of September 30, 2012, one customer, KMM Telecommunications, one of the Company’s North American resellers, accounted for approximately 20% of total accounts receivable a portion of which is past due. The inability to collect outstanding receivables from any customers, the delay in collecting outstanding receivables within the contractual payment terms, or the loss of, or reduction in sales to any of these customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Note 13. Supplier Concentrations

Certain of the Company’s products, as well as components utilized in such products, are available in the short-term only from a single or a limited number of sources. In addition, in order to take advantage of volume pricing discounts, the Company purchases certain customized components from single-source suppliers as well as finished products from single-source contract manufacturers. The inability to obtain single-source components or finished products in the amounts needed on a timely basis or at commercially reasonable prices has resulted in delays in product introductions, interruptions in product shipments and increases in product costs, which have had a material adverse effect on the Company’s business, financial condition and results of operations and may continue to do so until alternative sources can be developed at a reasonable cost.

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

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included under Item 1, Financial Statements (Unaudited) of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements, the realization of which may be impacted by certain important factors, including, but not limited to, those discussed in Risk Factors, in Part II, Item 1A included herein. Please see “Cautionary Statement Regarding Forward Looking Statements” at the beginning of this report, for additional information regarding such forward looking statements.

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

During the last ten years, demand for wireless communications infrastructure equipment has fluctuated dramatically. While demand for wireless infrastructure was strong during 2005, it weakened for us during 2006 and 2007 due to significant reductions in demand by three of our major customers, as well as a general slowdown in overall demand within the wireless infrastructure industry. In 2008, demand for our products once again increased; however, in the fourth quarter of 2008 demand was negatively impacted by the global economic recession. The recession and the ensuing period of economic weakness and uncertainty have significantly impacted demand for our products during the last three years. In particular, our revenue in 2009 fell by 36% from 2008 levels, negatively impacting our financial results. In response, during 2008 and 2009, we initiated several cost cutting measures aimed at lowering our manufacturing overhead and operating expenses. During fiscal 2011, our revenue declined by 25% compared to fiscal 2010, and during the second half of 2011, our revenues fell by over 55% as compared to the first half of 2011. For the first nine months of fiscal 2012, our revenues fell by 67% when compared to the first nine months of fiscal 2011. We believe that the continued reductions in our revenues over the last year were due to several factors, including significant slowdowns in spending by wireless network operators in several of our markets, including North America, Western and Eastern Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers. In response to these reductions in revenues, we initiated several cost reduction measures to both lower our manufacturing costs and reduce our operating expenses. We cannot predict if such measures will be successful, and we may be required to further reduce operating expenses and manufacturing costs or curtail certain aspects of our business if there is continued reduction in demand by our customers.

In the past, there have been significant deferrals in capital spending by wireless network operators due to delays in the expected deployment of infrastructure equipment and financial difficulties on the part of the wireless network operators who were forced to consolidate and reduce spending to strengthen their balance sheets and improve their profitability. Continuing economic weakness and uncertainty, increasing energy and commodity costs, continued low consumer confidence, reduced property values, constrained credit markets and concerns about sovereign debt in some countries in the European Union have had a negative impact on the availability of financial capital, which has limited capital expenditures by wireless network operators and will likely have a negative impact on such expenditures going forward in the near term. All of these factors can have a significant negative impact on overall demand for wireless infrastructure products and, we believe, at various times, have directly led to reduced demand for our products and increased price competition within our industry, thereby reducing our revenues and contributing to our reported operating losses.

We continue to invest in the research and development of wireless communications network technology and the diversification of our product offerings, and we believe that we have one of our industry’s leading product portfolios in terms of performance and features. We believe that our proprietary design technology is a further differentiator of our products.

Looking back over the last eight years, beginning in fiscal 2004, we focused on cost savings while we expanded our market presence, as evidenced by our acquisition of LGP Allgon. This acquisition involved the integration of two companies based in different countries and was a complex, costly and time-consuming process. During fiscal 2005, we continued to focus on cost savings while we expanded our market presence, as evidenced by our acquisition of selected assets and liabilities of REMEC, Inc.’s wireless systems business (the “REMEC Wireless Acquisition”). We believe that this acquisition further strengthened our position in the global wireless infrastructure market. In October 2006, we completed the Filtronic plc wireless acquisition. We believe that this strategic acquisition provided us with the leading position in transmit and receive filter products, as well as broadened our RF conditioning and base station solutions product portfolio, and added significant additional technology to our intellectual property portfolio. For fiscal years 2007, 2008, 2009 and 2010, we completed the integration of these acquisitions, focused on consolidating operations and reducing our overall cost structure. During this same time, we encountered a significant unanticipated reduction in revenues, which caused us to revise our integration and consolidation plans with a goal of further reducing our operating costs and significantly lowering our breakeven operating structure. As has been demonstrated during the last eight years, these acquisitions do not provide any guarantee that our revenues will increase.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, including those related to revenue recognition, allowances for doubtful accounts, inventory reserves, warranty obligations, restructuring reserves, asset impairment, income taxes and stock-based compensation expense. We base these estimates on our historical experience and on various other factors which we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the amounts of certain expenses that are not readily apparent from other sources. These estimates and assumptions by their nature involve risks and uncertainties, and may prove to be inaccurate. In the event that any of our estimates or assumptions is inaccurate in any material respect, it could have a material effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

For a summary of our critical accounting policies and estimates, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012.

Accruals for Restructuring and Impairment Charges

In the third quarter and first nine months of fiscal 2012, we recorded restructuring and impairment charges of $2.9 million and $16.8 million respectively. Such charges relate to our restructuring plans. See further discussion of these plans in Note 5 of the Notes to Consolidated Financial Statements under Part I, Item I, Financial Information.

Restructuring and impairment accruals related primarily to workforce reductions and facility closure related expenses. Such accruals were based on estimates and assumptions made by management about matters which were uncertain at the time, including the timing and amount of sublease income that will be recovered on vacated property and the net realizable value of used equipment that is no longer needed in our continuing operations. While we used our best current estimates based on facts and circumstances available at the time to quantify these charges, different estimates could reasonably be used in the relevant periods to arrive at different accruals and the actual amounts incurred or recovered may be substantially different from those based on the assumptions utilized, either of which could have a material impact on the presentation of our financial condition or results of operations for a given period. As a result, we periodically review and revise the estimates and assumptions used and reflect the effects of those revisions in the period that they become known.

In the third quarter of fiscal 2012, we formulated and began to implement a plan to lower our breakeven costs, conserve our cash and reduce our operating and manufacturing cost structures (the “2012 Additional Restructuring Plan”). As part of this plan, we initiated personnel reductions in both our domestic and foreign locations across all functions, and we expect to impact approximately 120 employees as well as close certain offices. These reductions were taken in further response to the continued lower revenue in the second and third quarter of fiscal 2012. We expect to finalize this plan in the fourth quarter of 2012; however, additional amounts may be accrued in future periods related to the actions associated with this plan.

In the first quarter of fiscal 2012, we formulated and began to implement a plan to further reduce manufacturing overhead and operating expenses (the “2012 Restructuring Plan”). As part of this plan, we initiated personnel reductions in both our domestic and foreign locations. These reductions were taken in further response to economic conditions and the continued decline in revenue in the first quarter of fiscal 2012. We finalized this plan in the third quarter of 2012; however, additional amounts may be accrued in 2012 related to the actions associated with this plan.

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

Results of Operations

The following table summarizes our results of operations as a percentage of net sales for the three and nine months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales:
Cost of goods	123.7	92.5	122.1	76.7
Restructuring and impairment charges	1.8	—	8.9	—

Total cost of sales	125.5	92.5	131.0	76.7

Gross profit (loss)	(25.5)	7.5	(31.0)	23.3
Operating expenses:
Sales and marketing	24.6	9.8	18.0	6.4
Research and development	19.9	19.9	25.0	12.5
General and administrative	23.6	15.0	23.8	9.1
Restructuring and impairment charges	5.0	0.2	4.3	—

Total operating expenses	73.1	44.9	71.1	28.0

Operating loss	(98.6)	(37.4)	(102.1)	(4.7)
Other expense, net	(11.6)	(8.3)	(10.2)	(3.4)

Loss before income taxes	(110.2)	(45.7)	(112.3)	(8.1)
Income tax provision	15.0	(0.2)	7.5	1.0

Net loss	(125.2)%	(45.5)%	(119.8)%	(9.1)%

Three Months ended September 30, 2012 and October 2, 2011

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

The following table presents a further analysis of our sales based upon our various customer groups:

	Three Months Ended (in thousands)
Customer Group	September 30, 2012		October 2, 2011
Wireless network operators and other	$29,089	69%	$52,334	68%
Original equipment manufacturers	13,036	31	24,744	32

Total	$42,125	100%	$77,078	100%

Sales decreased by 45% to $42.1 million for the third quarter of fiscal 2012, from $77.1 million for the third quarter of fiscal 2011. This decrease was due to several factors, including, but not limited to, a continued slowdown in spending by North American network operators coupled with further weakness in several international markets, including Western and Eastern Europe and the Middle East. In addition, we experienced further reductions in demand with our original equipment manufacturing customers both as part of our strategic plan to reduce our dependence on low-margin commodity type original equipment manufacturer business as well as an overall reduction in demand by our original equipment manufacturer customers. In particular, we experienced reductions in demand by Nokia Siemens Networks and Alcatel-Lucent of over 40% when compared to the prior year period. Sales to our direct operator customers decreased by approximately 44% for the third quarter of fiscal 2012 from the third quarter of fiscal 2011. Sales to our original equipment manufacturers decreased by 47% for the third quarter of fiscal 2012 from the third quarter of fiscal 2011. We believe that, among other factors, the current negative global economic environment has caused network operators to reduce or postpone their spending plans for the near term while they evaluate the macro-economic pressures in each individual market. In addition, our revenues have been impacted by our poor financial position and by delays in payments of invoices to certain suppliers, which has caused some of our suppliers to reduce or limit the amount of credit that they allocate to us, which has impacted our ability to obtain single or limited source components and has caused production and shipment delays that have negatively impacted revenues during the third quarter of 2012.

The following table presents a further analysis of our sales based upon our various product groups:

Wireless Communications Product Group	Three Months Ended (in thousands)
	September 30, 2012		October 2, 2011
Antenna systems	$29,545	70%	$45,327	59%
Base station systems	7,647	18	19,142	25
Coverage systems	4,933	12	12,609	16

Total	$42,125	100%	$77,078	100%

Antenna systems consist of base station antennas and tower-mounted amplifiers. Base station systems consist of products that are installed into or around the base station of wireless networks and include products such as boosters, combiners, filters, radio frequency power amplifiers and VersaFlex cabinets. Coverage systems consist primarily of repeaters and advanced coverage solutions. The decrease in all of our product group sales during the third quarter of fiscal 2012 as compared with the third quarter of fiscal 2011 is due to the previously mentioned significant decrease in demand we experienced from our wireless network operator and original equipment manufacturer customers.

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

	Three Months Ended (in thousands)
Geographic Area	September 30, 2012		October 2, 2011
Americas	$22,035	52%	$32,525	42%
Asia Pacific	4,814	12	14,596	19
Europe	11,094	26	25,244	33
Other International	4,182	10	4,713	6

Total	$42,125	100%	$77,078	100%

Revenues decreased in all regions in the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011. The decrease is attributable to the significant reductions in demand from our wireless network operator customers, other direct customers and original equipment manufacturers, which we believe is due to several factors, including, but not limited to, the current negative global economic environment that has caused network operators to reduce or postpone their equipment spending plans in most all the regions we operate in. Our revenues have also been impacted by our poor financial performance and delays in payments of invoices to certain suppliers, which has caused some suppliers to reduce the amount of credit they allocate to us, which has contributed to production and shipment delays. In addition, our poor financial performance may cause some customers to limit the amount of business that they do with us, due to their concerns about our financial condition. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that, when comparing exchange rates in effect for the third quarter of fiscal 2012 to those in effect for the third quarter of fiscal 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the third quarter of fiscal 2012, one customer, Samsung, accounted for 11% of our total sales. No other customer accounted for 10% or more of our revenues. For the third quarter of fiscal 2011, total sales to Ericsson was 11% and total sales to Raycom, one of our European resellers, was 11% of our revenues.

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

Cost of Sales and Gross Profit (loss)

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

The following table presents an analysis of our gross profit (loss):

	Three Months Ended (in thousands)
	September 30, 2012		October 2, 2011
Net sales	$42,125	100.0%	$77,078	100.0%
Cost of sales:
Cost of sales	52,101	123.7	71,282	92.5
Restructuring and impairment charges	782	1.8	—	—

Total cost of sales	52,883	125.5	71,282	92.5

Gross profit (loss)	$(10,758)	(25.5)%	$5,796	7.5%

Our gross profit decreased during the third quarter of fiscal 2012, compared to the third quarter of fiscal 2011, primarily as a result of our significantly lower revenues. The significant drop in our revenues during the third quarter of fiscal 2012 caused us to be unable to absorb our overhead and manufacturing costs, which resulted in the reduction in our gross margin as a percentage of revenue. Gross margin was also negatively impacted by inventory related charges of approximately $8.3 million associated with excess and obsolete inventory, which is included in cost of sales, compared with $3.0 million in the third quarter of fiscal 2011.

In the third quarter of fiscal 2012, the Company recorded a restructuring and impairment charge of approximately $1.0 million related to inventory that has been or will be disposed of and will not generate future revenue at closed facilities, and settled a vendor cancellation claim at a favorable amount of $0.3 million that was previously charged to restructuring and impairment charges.

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

A portion of our coverage solution sales include design, customization, installation and implementation services and the supply of coverage solutions products. We recognize revenue using the percentage-of-completion method for these coverage solution projects. Due to the nature of these types of projects, cost estimates can vary significantly, and the actual cost of such projects can fluctuate significantly during the life of a project. These fluctuations, such as the one which occurred in the first quarter of fiscal 2011 when our gross profit was negatively impacted by a coverage solution project cost estimate adjustment of approximately $3.6 million, can have a negative impact on our gross profit margins and profitability, decrease revenues and adversely impacting our business, financial condition and results of operations.

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

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Three Months Ended (in thousands)
Operating Expenses	September 30, 2012		October 2, 2011
Sales and marketing	$10,365	24.6%	$7,544	9.8%
Research and development	8,383	19.9	15,315	19.9
General and administrative	9,928	23.6	11,597	15.0
Restructuring and impairment charges	2,098	5.0	147	0.2

Total operating expenses	$30,774	73.1%	$34,603	44.9%

Sales and marketing expenses consist primarily of salaries and commissions, travel expenses, advertising and marketing expenses, selling expenses, charges for customer demonstration units and trade show expenses. Sales and marketing expenses increased by $2.8 million, or 37.4%, during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, primarily due to increased bad debt expense offset in part by lower personnel expense and lower trade show and related marketing expenses. The personnel cost reductions were related to our restructuring plans.

Research and development expenses consist primarily of ongoing design and development expenses for new wireless communications network products, as well as for advanced coverage solutions. We also incur design expenses associated with reducing the cost and improving the manufacturability of our existing products. Research and development expenses can fluctuate dramatically from period to period depending on numerous factors, including new product introduction schedules, prototype developments and hiring patterns. Total research and development expenses decreased $6.9 million or 45.3% during the third quarter of fiscal 2012, as compared to the third quarter of fiscal 2011, due primarily to lower personnel costs, reduced outsourced professional fees and lower materials expense. The personnel cost reductions were related to our restructuring plans.

General and administrative expenses consist primarily of salaries and other expenses for management, finance, information systems, legal fees, facilities and human resources. Total general and administrative expenses decreased $1.7 million, or 14.4% during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011, due primarily to lower personnel costs offset in part by higher legal fees. The personnel cost reductions were related to our restructuring plans.

Restructuring and impairment charges in operating expense of $2.1 million in the third quarter of fiscal 2012 primarily related to severance for terminated employees in domestic and global locations as well as facility closure costs and fixed asset impairment charges. Restructuring charges of $0.1 million in the third quarter of fiscal 2011, primarily for adjustments to severance costs for previously terminated employees in Europe.

Other Expense, net

The following table presents an analysis of other expense, net:

	Three Months Ended (in thousands)
	September 30, 2012		October 2, 2011
Interest income	$38	0.1%	$55	0.1%
Interest expense	(4,228)	(10.0)	(3,764)	(4.9)
Foreign currency gain (loss), net	288	0.7	(2,158)	(2.8)
Loss on repurchase of convertible debt	—	—	(874)	(1.1)
Loss on early extinguishment of debt	(506)	(1.2)	—	—
Change in fair value of derivatives	(581)	(1.3)	—	—
Other income, net	80	0.1	306	0.4

Other expense, net	$(4,909)	(11.6)%	$(6,435)	(8.3)%

Interest expense increased by $0.5 million during the third quarter of fiscal 2012 as compared to the third quarter of fiscal 2011 due to higher debt levels, including our new secured term loan. Included in non-cash charges are the amortization of debt issuance costs, debt discount and bond accretion totaling $1.9 and $1.6 million for the third quarters of 2012 and 2011, respectively. Additionally, we recognized a net foreign currency translation gain of $0.3 million in the third quarter of fiscal 2012, primarily due to the fluctuations of the U.S. Dollar versus the Euro, Chinese RMB, and several other currencies, compared with a loss of $2.2 million in the third quarter of fiscal 2011. Also in the third quarter of fiscal 2012, we recognized a loss of $0.5 million related to the termination of our line of credit with Wells Fargo and a loss of $0.6 million related to the change in value of embedded derivatives the warrants issued in connection with our new secured term loan.

Income Tax Provision

Our effective tax rate for the third quarter of 2012 was an expense of approximately 13.5% of our pre-tax loss of $46.4 million, compared with a benefit of 0.4% of our pre-tax loss of $35.2 million in the third quarter of 2011. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. As such, for the foreseeable future, the tax provision or tax benefit related to future U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. Accordingly, the tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily Sweden, India and Canada. We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction. In the third quarter of 2012, we changed our position on our legal entity and future operations in China and no longer assert that our accumulated earnings in China will be permanently reinvested. As a result, we recorded a provision of $5.3 million related to the withholding tax on our Chinese operation’s earnings and profits which would be repatriated to the U.S. jurisdiction upon dissolution. No additional U.S. tax liability will result from the future dividend due to existing net operating losses, which would offset any potential increase in U.S. federal taxable income.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Three Months Ended (in thousands)
	September 30, 2012	October 2, 2011
Operating loss	$(41,532)	$(28,807)
Other expense, net	(4,909)	(6,435)

Loss before income taxes	(46,441)	(35,242)
Income tax provision	6,287	(158)

Net loss	$(52,728)	$(35,084)

Our net loss for the third quarter of fiscal 2012 was $52.7 million, compared to a net loss of $35.1 million for the third quarter of fiscal 2011. The net loss in the third quarter of fiscal 2012 was largely due to our decreased revenues during the period, which resulted in a larger operating loss. In addition, we incurred additional inventory and bad debt related charges during the quarter, which contributed to our net loss.

Nine Months ended September 30, 2012 and October 2, 2011

Net Sales

The following table presents a further analysis of our sales based upon our various customer groups:

	Nine Months Ended (in thousands)
Customer Group	September 30, 2012		October 2, 2011
Wireless network operators and other	$87,022	68%	$254,625	66%
Original equipment manufacturers	40,744	32	129,718	34

Total	$127,766	100%	$384,343	100%

Sales decreased by 67% to $127.8 million for the first nine months of fiscal 2012, from $384.3 million for the first nine months of fiscal 2011. This decrease was due to several factors, including, but not limited to, a continued slowdown in spending by North American network operators coupled with further weakness in international markets, including Western and Eastern Europe, Asia and the Middle East. In addition, we experienced further reductions in demand with our original equipment manufacturing customers both as part of our strategic plan to reduce our dependence on low-margin commodity type original equipment manufacturer business as well as an overall reduction in demand by our original equipment manufacturer customers. In particular, we experienced reductions in demand by Nokia Siemens Networks and Alcatel-Lucent of over 88% when compared to the prior year period. Sales to our direct operator customers decreased by approximately 66% for the first nine months of fiscal 2012 from the first nine months of fiscal 2011. Sales to our original equipment manufacturers decreased by 69% for the first nine months of fiscal 2012 from the first nine months of fiscal 2011. We believe that, among other factors, the current negative global economic environment has caused network operators to reduce or postpone their spending plans for the near term while they evaluate the macro-economic pressures in each individual market. Due to our poor financial position, and resulting delays in payments of invoices to certain suppliers, some of our suppliers have reduced or limited the amount of credit that they allocate to us, which has also impacted our ability to obtain single or limited source components which has caused production and shipment delays that have negatively impacted revenues during the first nine months of 2012.

The following table presents a further analysis of our sales based upon our various product groups:

	Nine Months Ended (in thousands)
Wireless Communications Product Group	September 30, 2012		October 2, 2011
Antenna systems	$75,181	59%	$186,319	49%
Base station systems	25,539	20	155,798	40
Coverage systems	27,046	21	42,226	11

Total	$127,766	100%	$384,343	100%

The decrease in all of our product group sales during the first nine months of fiscal 2012 as compared with the first nine months of fiscal 2011 is due to the previously mentioned significant decrease in demand we experienced from our wireless network operator and original equipment manufacturer customers.

The following table presents an analysis of our net sales based upon the geographic area to which a product was shipped:

	Nine Months Ended (in thousands)
Geographic Area	September 30, 2012		October 2, 2011
Americas	$59,528	47%	$166,993	43%
Asia Pacific	23,465	18	100,552	26
Europe	34,591	27	102,115	27
Other International	10,182	8	14,683	4

Total	$127,766	100%	$384,343	100%

Revenues decreased in all regions in the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011. The decrease is attributable to the significant reductions in demand from our wireless network operator customers, other direct customers and original equipment manufacturers, which we believe is due to several factors, including, but not limited to, the current negative global economic environment that has caused network operators to reduce or postpone their equipment spending plans. Our revenues have also been impacted by our poor financial performance, and delays in payments of invoices to certain suppliers, which has caused some suppliers to reduce the amount of credit that they allocate to us, which has contributed to production and shipment delays. In addition, our poor financial performance may cause some customers to limit the amount of business that they do with us, due to their concerns about our financial condition. We experienced continued slowness in capital growth spending by wireless network operators in most of the regions we operate in. Since wireless network infrastructure spending is dependent on individual network coverage and capacity demands, we do not believe that our revenue fluctuations for any geographic region are necessarily indicative of a trend for our future revenues by geographic area.

A large portion of our revenues are generated in currencies other than the U.S. Dollar. During the last year, the value of the U.S. Dollar has fluctuated significantly against many other currencies. We have calculated that, when comparing exchange rates in effect for the first nine months of fiscal 2012 to those in effect for the first nine months of fiscal 2011, the change in the value of foreign currencies as compared with the U.S. Dollar did not have a material impact on our net sales.

For the first nine months of fiscal 2012, no customer accounted for 10% or more of our revenues. For the first nine months of fiscal 2011, sales to KMM Telecommunications (formerly known as Team Alliance), one of our North American resellers, accounted for 18% of our total sales, sales to Nokia Siemens Networks accounted for approximately 17% of total sales, and sales to Raycom, one of our European resellers, accounted for approximately 13% of our total sales.

Cost of Sales and Gross Profit (Loss)

The following table presents an analysis of our gross profit (loss):

	Nine Months Ended (in thousands)
	September 30, 2012		October 2, 2011
Net sales	$127,766	100.0%	$384,343	100.0%
Cost of sales:
Cost of sales	155,990	122.1	294,895	76.7
Restructuring and impairment charges	11,341	8.9	—	—

Total cost of sales	167,331	131.0	294,895	76.7

Gross profit (loss)	$(39,565)	(31.0)%	$89,448	23.3%

Our gross profit decreased during the first nine months of fiscal 2012 compared to the first nine months of 2011 primarily as a result of our significantly lower revenues. The significant drop in our revenues during the first nine months of fiscal 2012 caused us to be unable to absorb our overhead and manufacturing costs, which resulted in the reduction in our gross margin as a percentage of revenue. Gross margin was also negatively impacted by inventory related charges of approximately $22.9 million associated with excess and obsolete inventory and scrapping of inventory, compared with $3.5 million in the first nine months of fiscal 2011. In addition, gross profit was impacted by warranty charges of $9.3 million in the first nine months of fiscal 2012, compared with $10.6 million in the first nine months of fiscal 2011, which were higher in 2011 due to higher specific warranty claims.

We incurred $11.3 million of restructuring charges during the first nine months of fiscal 2012, which included a charge of approximately $7.2 million related to inventory that will be disposed of and will not generate future revenue, as well as vendor cancellation charges of $3.8 million, primarily related to the transactions with Tatfook and severance charges of approximately $0.3 million.

Operating Expenses

The following table presents a breakdown of our operating expenses by functional category and as a percentage of net sales:

	Nine Months Ended (in thousands)
Operating Expenses	September 30, 2012		October 2, 2011
Sales and marketing	$23,021	18.0%	$24,695	6.4%
Research and development	31,980	25.0	47,666	12.5
General and administrative	30,379	23.8	34,920	9.1
Restructuring and impairment charges	5,486	4.3	189	0.0

Total operating expenses	$90,866	71.1%	$107,470	28.0%

Sales and marketing expenses decreased by $1.7 million, or 6.8%, during the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011, primarily due to lower personnel costs, trade show costs and related marketing costs, commissions and professional fees offset in part by higher bad debt expense. The personnel cost reductions were related to our restructuring plans.

Total research and development expenses decreased $15.7 million, or 32.9%, during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, primarily due to lower personnel costs, reduced outsourced professional fees and lower materials expense. The personnel cost reductions were related to our restructuring plans.

Total general and administrative expenses decreased $4.5 million, or 13.0%, during the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011, due primarily to lower personnel costs. The personnel cost reductions were related to our restructuring plans.

Restructuring charges in operating expense of $5.5 million were recorded in the first nine months of fiscal 2012 due to a realized loss of $1.5 million on the sale of our building in Finland, fixed asset impairment charges and facility closure costs in Finland, and severance costs of $3.9 million for terminated employees at various domestic and international locations. Restructuring charges of $0.2 million were recorded in the first nine months of 2011, primarily for severance costs.

Other Expense, net

The following table presents an analysis of other expense, net:

	Nine Months Ended (in thousands)
	September 30, 2012		October 2, 2011
Interest income	$118	0.1%	$168	0.0%
Interest expense	(12,027)	(9.4)	(9,544)	(2.5)
Foreign currency loss, net	(386)	(0.3)	(4,219)	(1.0)
Gain on exchange of convertible debt	—	—	(874)	(0.2)
Loss on early extinguishment of debt	(506)	(0.4)	—	—
Change in value of derivatives	(581)	(0.4)	—	—
Other income, net	370	0.2	1,198	0.3

Other expense, net	$(13,012)	(10.2)%	$(13,271)	(3.4)%

Interest income decreased during the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, due to lower cash balances. Interest expense increased by $2.5 million during the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 primarily due to non-cash bond principal accretion related to our 2.75% Notes and interest on our secured term loan. Included in non-cash charges are the amortization of debt issuance costs, debt discount and bond accretion totaling $5.2 and $3.6 million for the first nine months of 2012 and 2011, respectively. Additionally, we recognized a net foreign currency loss of $0.4 million in the first nine months of fiscal 2012, primarily due to the fluctuations of the U.S. Dollar versus the Euro, Chinese RMB and several other currencies, as compared to the loss of $4.2 million in the first nine months of fiscal 2011. The reduction of other income (expense), net from the first nine months of fiscal 2011 to the first nine months of fiscal 2012 of $0.8 million is primarily related to lower net sub-lease income.

Income Tax Provision

Our effective tax rate for the nine months ended September 30, 2012 was an expense of approximately 6.7% of our pre-tax loss of $143.4 million, compared with an expense of approximately 12.0% of our pre-tax loss of $31.3 million in the first nine months of 2011. We have recorded a valuation allowance against a portion of our deferred tax assets pursuant to Accounting Standards Codification (ASC) Topic 740, “Income Taxes,” due to the uncertainty as to the timing and ultimate realization of those assets. The Company continued to record valuation allowances against the net deferred tax assets in Finland and China of $2.9 million in the third quarter of 2012. As such, for the foreseeable future, the tax provision or tax benefit related to future Chinese, Finnish and U.S. earnings or losses will be offset substantially by a reduction or increase in the valuation allowance. Accordingly, current tax expense consisted primarily of taxes from operations in foreign jurisdictions, primarily Sweden, India and Canada. We expect our tax rate to continue to fluctuate based on the percentage of income earned in each jurisdiction. In the third quarter of 2012, we changed our position on our legal entity and future operations in China and no longer assert that our accumulated earnings in China will be permanently reinvested. As a result, we recorded a provision of $5.3 million related to the withholding tax on our Chinese operation’s earnings and profits which would be repatriated to the U.S. jurisdiction upon dissolution. No additional U.S. tax liability will result from the future dividend due to existing net operating losses, which would offset any potential increase in U.S. federal taxable income.

Net Loss

The following table presents a reconciliation of operating loss to net loss:

	Nine Months Ended (in thousands)
	September 30, 2012	October 2, 2011
Operating loss	$(130,431)	$(18,022)
Other expense, net	(13,012)	(13,271)

Loss before income taxes	(143,443)	(31,293)
Income tax provision	9,657	3,745

Net loss	$(153,100)	$(35,038)

Our net loss for the first nine months of fiscal 2012 was $153.1 million, compared to a net loss of $35.0 million for the first nine months of fiscal 2011. The net loss in the first nine months of fiscal 2012 was largely due to our decreased revenue during the period, which resulted in a gross loss and, consequently, an operating loss and the resulting net loss.

Liquidity and Capital Resources

Introduction

We have historically financed our operations through a combination of cash on hand, cash provided from operations, available borrowings under a bank line of credit or term loan, private debt offerings and both private and public equity offerings. We no longer have a bank line of credit. As a result, our principal sources of liquidity currently consist of our existing cash balances, funds generated from future operations and additional term loans under our Credit Agreement. As of September 30, 2012, we had working capital of $94.6 million, including $16.3 million in unrestricted cash and cash equivalents, as compared to working capital of $194.3 million at January 1, 2012, which included $64.1 million in unrestricted cash and cash equivalents. We currently invest our excess cash in short-term, investment-grade, money-market instruments with maturities of three months or less. We typically hold such investments until maturity and then reinvest the proceeds in similar money market instruments. We believe that all of our cash investments would be readily available to us should the need arise.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2012 and October 2, 2011:

	Nine Months Ended (in thousands)
	September 30, 2012	October 2, 2011
Net cash provided by (used in):
Operating activities	$(84,757)	$(36,514)
Investing activities	4,937	(5,448)
Financing activities	31,935	26,290
Effect of foreign currency translation on cash and cash equivalents	82	(310)

Net decrease in cash and cash equivalents	$(47,803)	$(15,982)

Operating Activities

Net cash used in operating activities in the first nine months of fiscal 2012 was $84.8 million as compared to $36.5 million used in operating activities in the first nine months of fiscal 2011. The increase in cash used in operating activities was due to the reduction in revenue and related increase in net loss, and an increase in working capital, primarily a decrease in accounts payable, accrued expenses and an increase in prepaid and other current assets, partially offset by a decrease in accounts receivable.

Investing Activities

Net cash provided by investing activities in the first nine months of fiscal 2012 was $4.9 million as compared to $5.4 million used by investing in the first nine months of fiscal 2011. The $4.9 million in net cash provided by investing activities during the first nine months of fiscal 2012 reflects proceeds from the sale of our Finland facility and other assets of approximately $5.6 million and cash received from the Tatfook transaction of approximately $6.9 million, along with various proceeds for the sale of other excess fixed assets, partially offset by capital expenditures of $2.5 million and an increase in restricted deposits of $5.6 million. The $5.4 million in net cash used by investing activities during the first nine months of fiscal 2011 represents capital expenditures of $5.8 million partially offset by proceeds from the sale of property, plant and equipment of $0.4 million. The majority of the capital spending during both periods related to computer hardware and test equipment utilized in our manufacturing and research and development areas. We expect our capital spending requirements for the remainder of this year to range between $1 million and $2 million, consisting of test and production equipment, as well as computer hardware and software.

Financing Activities

Net cash provided by financing activities during the first nine months of fiscal 2012 and 2011 was $31.9 million and $26.3 million, respectively. The 2012 amount was primarily comprised of proceeds from the issuance of senior secured debt, net of debt issuance costs, and proceeds from our employee stock purchase plan, and the 2011 amount was comprised of proceeds from debt issuance of $100.0 million and proceeds from our employee stock purchase plan of $1.6 million, offset by the retirement of long-term debt of $46.8 million, the repurchase of common stock of $25.0 million and debt issuance costs of $3.5 million.

On September 11, 2012, we entered into a credit agreement (“Credit Agreement”) with P-Wave Holdings, LLC (an affiliate of The Gores Group, LLC), as the Agent (the “Agent”), and the various financial institutions and other persons from time to time parties thereto (the “Lenders”).

Pursuant to the Credit Agreement, the Lenders provided an initial $35 million secured term loan to us (the “Initial Draw”) and shall, from time to time thereafter, make available to us additional secured term loans of up to $15 million, which we may request in one or more advances, subject to the satisfaction of certain closing conditions, including: (i) no event of default occurring or continuing under the Credit Agreement; (ii) prior payment in full of all fees and expenses due under the Credit Agreement; (iii) prior issuance of all warrants due and payable under the Credit Agreement; and (iv) us providing Agent with evidence of the Company’s achievement of revenues for the fiscal quarter ended on or about January 1, 2013 totaling $60 million. The Credit Agreement further contemplates that the lenders may make available to us incremental secured term loans in an aggregate amount not to exceed $100 million (the “Incremental Loans”), for a total potential commitment of up to $150 million in principal amount of term loans under the Credit Agreement. However, there is no obligation on the part of us to accept these Incremental Loans and there is no obligation on the part of the lenders to make any Incremental Loans.

On July 26, 2011, we completed the private placement of $100 million in original principal amount of our 2.75% Convertible Senior Subordinated Notes due 2041 (the “2.75% Notes”). We used the proceeds from the sale of the 2.75% Notes to repurchase $57.9 million in aggregate principal amount of our 1.875% Notes. We also utilized approximately $25.0 million of the net proceeds from the private placement of the 2.75% Notes to repurchase 2.2 million shares of our Common Stock, and incurred debt issuance costs of $3.6 million during the year ended January 1, 2012.

We have a total of $256.1 million of long-term convertible subordinated notes outstanding as of September 30, 2012, consisting of $0.1 million of our 1.875% Convertible Subordinated Notes due 2024 (the “1.875% Notes”), $150.0 million of our Convertible Subordinated Notes due October 2027 (the “3.875% Notes”) and $106.0 million of the 2.75% Notes. Holders of the 3.875% Notes may require us to repurchase all or a portion of their notes for cash on October 1, 2014, 2017 and 2022 at 100% of the principal amount of the notes, plus accrued and unpaid interest. Holders of the 2.75% Notes may require us to repurchase all or a portion of their notes for cash on July 15, 2018, 2025 or 2032 for a repurchase price equal to 100% of the accreted amount of the 2.75% Notes, plus accrued and unpaid interest on the original principal amount.

We are in the process of pursuing other financing or refinancing options. There is no assurance that we will be able to obtain new financing on favorable terms or at all.

Liquidity

We have experienced significant recurring net losses and operating cash flow deficits for the past five quarters. Our ability to continue as a going concern is dependent on many factors, including among others, our ability to meet the financial covenants in our Credit Agreement, including those covenants that are a pre-condition to receiving additional term loans under the Credit Agreement, our ability to raise additional funding, and our ability to generate positive cash flow from operations by increasing revenue and successfully restructuring operations to lower manufacturing costs and reduce operating expenses.

As of September 30, 2012, we had $16.3 million in unrestricted cash and cash equivalents available to support ongoing operations. During the nine months ended September 30, 2012, we used approximately $84.8 million of cash in operating activities. In September 2012, we entered into the Credit Agreement under which we obtained a $35 million secured loan under which we received net proceeds of approximately $26.8 million (after deducting debt issue costs and the required reserve amount of $5 million that is included in restricted cash) from such term loan. The Lenders also agreed to provide an additional $15 million secured term loan that is available in the first quarter of 2013 assuming we meet certain covenants and pre-conditions in the Credit Agreement. The Lenders may also to provide up to an additional $100 million in secured terms loans, which the Lenders can extend at its sole discretion.

Although we obtained a secured term loan in the third quarter of 2012, our continued negative cash flow from operations, declining revenue and cash expenses from restructuring activities raise substantial doubt about our ability to continue as a going concern.

We plan to address this situation by implementing restructuring plans designed to reduce our operating expenses and manufacturing costs. We believe that our ability to have sufficient cash flows to continue as a going concern for the next twelve months is dependent upon us: (1) meeting the fourth quarter revenue covenant of $60 million and complying with the other pre-conditions to obtaining an additional $15 million secured term loan under the Credit Agreement and remaining in compliance with all other financial covenants, and as a result, receiving the additional $15 million available to us under the Credit Agreement in the first quarter of 2013; (2) remaining in compliance with the financial covenants throughout 2013; (3) successfully implementing restructuring actions; (4) significantly reducing our negative cash flows from operating activities; (5) successfully collecting our billed and unbilled accounts receivable; and (6) having other net favorable working capital changes. However, should we be unsuccessful with one or more of these items, we believe that we will need to raise additional funding to continue as a going concern for the next twelve months, which funding may not be available on acceptable terms or at all.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of conventional operating leases, purchase commitments and other commitments arising in the normal course of business, as further discussed in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, in Part II, Item 7 under the heading “Contractual Obligations and Commercial Commitments”. As of September 30, 2012, we did not have any other relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually-narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, restricted cash, short-term investments, capital leases and long-term debt. As of September 30, 2012, the carrying values of our financial instruments approximated their fair values based upon current market prices and rates, except for long-term debt for which the fair value is estimated based on the quoted market price.

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

We regularly pursue new customers in various international locations where new deployments or upgrades to existing wireless communication networks are planned. As a result, a significant portion of our revenues are derived from international sources (excluding North America), with our international customers accounting for approximately 56% of our net sales during the first nine months of fiscal 2012, 60% of our net sales during fiscal year 2011, 63% of our net sales during fiscal 2010 and 73% of our net sales during fiscal 2009. International sources include Europe, the Middle East, Africa, Asia and South America, where there has been historical volatility in several of the regions’ currencies. Changes in the value of the U.S. Dollar versus the local currency in which our products are sold exposes us to foreign currency risk, as the weakening of an international customer’s local currency and banking market may negatively impact such customer’s ability to meet their payment obligations to us. In addition, some of our international customers require that we transact business with them in their own local currency, regardless of the location of our operations, which also exposes us to foreign currency risk. Since we sell products or services in foreign currencies, we are required to convert the payments received into U.S. Dollars, which gives rise to foreign currency gains or losses. Given the uncertainty as to when and what specific foreign currencies we may be required or choose to accept as payment from our international customers, we cannot predict the ultimate impact that such a decision will have on our business, financial condition and results of operations. For the first nine months of fiscal 2012, we recorded a foreign exchange translation loss of $0.4 million due to fluctuations in the value of the U.S. Dollar. There can be no assurance that we will not incur foreign exchange translation losses in the future as the value of the U.S. Dollar fluctuates.

Interest Rate Risk

As of September 30, 2012, we had cash equivalents of approximately $22.3 million in both interest and non-interest bearing accounts, including restricted cash. We also had $0.1 million of the 1.875% Notes at a fixed annual interest rate of 1.875%, $150.0 million of the 3.875% Notes at a fixed rate of 3.875% and $106.0 million of the 2.75% Notes at a fixed interest rate of 2.75%, which additionally accrete principal at a rate of 5.0% per year compounded semi-annually. We also have approximately $35 million principal amount of secured senior debt that has a fixed interest rate of 4% and an additional fixed interest rate of 10% that may be paid in cash or be deferred and accreted to principal. We have exposure to interest rate risk primarily through our cash investment portfolio. Short-term investment rates decreased significantly during 2008 and remained low throughout 2009, 2010, 2011 and 2012. Nevertheless, we believe that we are not subject to material fluctuations in principal given the short-term maturities and high-grade investment quality of our investment portfolio, and the fact that the effective interest rate of our portfolio tracks closely to various short-term money market interest rate benchmarks. Therefore, we currently do not use derivative instruments to manage our interest rate risk. Based on our overall interest rate exposure as of September 30, 2012, we do not believe that a 100 basis point change in interest rates would have a material effect on our consolidated business, financial condition or results of operations.

Commodity Price Risk

Our internal manufacturing operations and contract manufacturers require significant quantities of transistors, semiconductors and various metals for use in the manufacture of our products. Therefore, we are exposed to certain commodity price risks associated with variations in the market prices for these electronic components, as these prices directly impact the cost to manufacture products and the price we pay our contract manufacturers to manufacture our products. We attempt to manage this risk by entering into supply agreements with our contract manufacturers and various suppliers of these components in order to mitigate the impact of any fluctuations in commodity prices. These supply agreements are not long-term supply agreements. If we or our contract manufacturers become subject to a significant increase in the price of one of these components, we may be unable to pass such costs onto our customers. In addition, certain transistors and semiconductors are regularly revised or changed by their manufacturers, which may result in a requirement for us to redesign a product that utilizes these components or cease the production of such products. In such events, our business, financial condition or results of operations could be adversely affected. Additionally, we require specialized electronic test equipment, which is utilized in both the design and manufacture of our products. The electronic test equipment is available from limited sources and may not be available in the time periods required for us to meet our customers’ demand. If required, we may be forced to pay higher prices for equipment and/or we may not be able to obtain the equipment in the time periods required, which would then delay our development or production of new products. These delays and any potential additional costs could have a material adverse effect on our business, financial condition or results of operations. Prior increases to the price of oil and energy have translated into higher freight and transportation costs and, in certain cases, higher raw material supply costs. These higher costs negatively impacted our production costs. We may not be able to pass on these higher costs to our customers, and if we insist on raising prices, our customers may curtail their purchases from us. There are significant concerns in the business community about inflationary pressures on costs. Further increases in energy prices may negatively impact our business, financial condition and results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. We maintain disclosure controls and procedures that are designed to provide a reasonable assurance level that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There were no changes to our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In the first quarter of fiscal 2012, a purported shareholder class action complaint was filed in the United States District Court for the Central District of California against the Company, its President and Chief Executive Officer and its Chief Financial Officer. On July 23, 2012, the lead plaintiff filed an amended complaint. The amended complaint, Pawel I. Kmiec v. Powerwave Technologies, Inc. et. al. asserts claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder. The complaint purports to state claims on behalf of all persons who purchased our Common Stock between October 28, 2010 and October 18, 2011 and seeks compensatory damages in an amount to be proven at trial. The complaint alleges that the defendants made misleading statements or omissions concerning the Company’s operations and projected sales revenues and engaged in false and misleading financial reporting. In September 2012, the defendants filed a motion to dismiss the amended complaint. The Company believes that the purported shareholder class action is without merit and intends to defend it vigorously.

In the first quarter of fiscal 2012, three additional lawsuits that relate to the above purported shareholder class action were filed. The lawsuits are shareholder derivative actions, purported to be brought by individual shareholders on behalf of Powerwave, against certain executive officers and the current directors of Powerwave. Powerwave is also named as a nominal defendant in the shareholder derivative actions. The shareholder derivative lawsuits are Yin Shen v. Buschur, et al., filed in the Superior Court of California, Kevin Pehlman v. Buschur, et al., filed in United States District Court for the Central District of California, and Jorge L. Verar v. Buschur, et al., filed in the Superior Court of California and subsequently removed to United States District Court for the Central District of California. The allegations of the derivative complaints closely resemble those in the initial class action complaint filed and pertain to the time period of February 1, 2011 through October 18, 2011. Based on those allegations, the derivative complaints assert various claims for breach of fiduciary duty under state law. These three actions are presently stayed by stipulated orders entered in each action. In August 2012, the plaintiff in the Yin Shen v. Buschur derivative lawsuit filed a petition for mandate in the Superior Court of California seeking to compel production for inspection of certain of Powerwave’s books and records. In September 2012, Powerwave filed an answer and demurrer to the petition.

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

During fiscal 2011, we experienced a significant drop in our revenues, which fell by over 25% from fiscal 2010. During the second half of fiscal 2011, our revenues fell by over 55% as compared to the first half of 2010. In addition, our revenues in the first nine months of fiscal 2012 fell to $127.8 million as compared to $384.3 million in the first nine months of fiscal 2011, a 67% reduction. We believe that the reductions in our revenues were due to several factors, including, without limitation, significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers both as part of our strategy to reduce our dependence on low-margin commodity type business with our original equipment manufacturer customers as well as reduced demand from this overall business. In addition, certain of our suppliers have reduced or limited the amount of credit that they allocate to us, which has impacted our ability to obtain certain components, which has caused production and shipment delays that have negatively impacted revenues during the first nine months of 2012. Although we believe that quarterly revenue will increase in the future, there is no assurance that this will occur. In addition, although we believe that our relations with our customers are good, it is possible that customers could reduce their orders to us because of concerns with our negative financial results and liquidity concerns.

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

Despite our recent issuance of senior secured term loans, we will likely need additional capital in the future but additional financing may not be available on favorable terms or at all.

We have experienced net losses and operating cash flow deficits for the past four quarters. As of September 30, 2012, we had approximately $16.3 million in unrestricted cash. In the first nine months of fiscal 2012 we used $84.8 million of cash in operating activities and in all of fiscal 2011 we used $47.9 million. If we are not successful in reducing our use of cash and growing our revenues, reducing our manufacturing costs and operating expenses, reducing our inventories and accounts receivable, and managing the worldwide aspects of our company, our operations may not generate positive cash flow, and we may consume our cash resources. We have initiated cost reduction measures to further lower our manufacturing costs, reduce our operating expenses and conserve cash, principally through the use of targeted headcount reductions and office closures. However, there can be no assurance that these or any other restructuring activities will be successful in reducing our cash used in operating and manufacturing activities.

On July 3, 2012, we terminated our credit agreement with Wells Fargo and no longer have the ability to make borrowings under that facility. In addition, on September 11, 2012, we entered into the Credit Agreement pursuant to which the Lenders provided us an initial $35,000,000 secured term loan and agreed to provide us with additional secured term loans of up to $15,000,000, subject to the satisfaction of certain closing conditions. However, there can be no assurance that the initial $35,000,000 loan will be sufficient to allow us to achieve our financial objectives. In addition, there can be no assurance that we will be able to satisfy the various conditions, including compliance with specific financial covenants, necessary to allow us to borrow the additional $15,000,000 (or any portion thereof).

We are in the process of considering several financing alternatives, including the issuance of new debt securities for cash or in exchange for existing debt securities. However, our recent financial and operating performance has made it more difficult to obtain new sources of financing. In addition, a number of macroeconomic factors, including the ongoing worldwide economic uncertainty, concerns surrounding sovereign debt in certain countries in Europe, ongoing tight credit markets, and continuing high unemployment numbers, create additional difficulties for obtaining financing. As a result, there is no assurance that we will be able to obtain new financing on favorable terms or at all or that the amount of cash raised in any such financing will be sufficient to allow us to comply with the covenants under our Credit Agreement or obtain our financial objectives. In addition, it is possible that any financing will include the issuance of securities exercisable for or convertible into common stock for nominal consideration or other terms that are dilutive to existing stockholders. It is also possible that funding under any debt financing may be contingent upon the successful fulfillments of certain milestones or covenants, which we may not be able to achieve.

If we are unable to generate positive cash flow from operating activities, reduce our manufacturing and operating costs, or secure additional financing on acceptable terms, we may not be able to pursue our current business plan, repay our outstanding indebtedness or maintain operations at their current level or at all.

Our limited cash and negative operating results have impacted our supply chain.

As of September 30, 2012, we had approximately $16.3 million in unrestricted cash available for operations. Although we recently entered into the Credit Agreement, we continue to take aggressive steps to preserve our cash resources, and we have extended the payment terms to our component suppliers and other vendors. In addition, our negative operating results have caused certain of our suppliers to reduce credit terms extended to us and some suppliers have required us to pay for components more frequently than in the past. Some suppliers have put us on credit hold, and some suppliers are requiring cash in advance payment terms. One supplier has filed a lawsuit to seek recovery of alleged past due amounts. As a result, we have experienced shortages of components, including single-sourced and limited source components, which have impacted deliveries of products to our customers. While we are actively working to replace such suppliers and obtain multiple supply sources for single or limited source components, there can be no assurance that we will be able to obtain sufficient quantities of such components in the desired time periods. In addition, our principal contract manufacturer, Tatfook, has restricted credit offered to us, which has led to a dispute and is negatively impacting the supply of finished goods.

Due to these factors, we experienced production and shipment delays during the third quarter of 2012 and these delays are continuing, which has had a negative impact on our ability to fulfill customer orders and our revenues. If the production and delivery delays continue such that we do not meet the agreed upon delivery date with our customers, the delays could result in lost revenues due to customer cancellations as well as potential financial penalties payable to our customers. Any such loss of revenue or financial penalties would have a material adverse effect on our business, financial condition and results of operations. If we are unable to generate more cash through operations or complete an additional financing, we will have further disruptions in our production capacity, which will have a negative impact on our results of operations.

We rely upon a few customers for the majority of our revenues and the loss of any one or more of these customers, or a significant loss, reduction or rescheduling of orders from any of these customers, would have a material adverse effect on our business, financial condition and results of operations.

We sell most of our products to a small number of customers, and while we are continually seeking to expand and diversify our customer base, we expect this will continue. For the first nine months of fiscal 2012, no customers accounted for 10% or more of our revenues. For fiscal 2011 sales to KMM Communications (formerly, Team Alliance), one of our North American resellers, Nokia Siemens Networks, and Raycom, one of our European resellers, accounted for approximately 18%, 17% and 13% of our total sales respectively. Our revenues for the first nine months of fiscal 2012 versus the first nine months of fiscal 2011 declined by 67%, and our revenues for fiscal 2011 declined by 25% from fiscal 2010, due to significant slowdowns in demand in several of our markets, including North America, Europe and the Middle East, as well as a significant reduction of demand from our original equipment manufacturing customers. Any continued decline in business with our original equipment manufacturer customers, including Nokia Siemens Networks and Samsung, and our direct wireless network operator customers and resellers, will have an adverse impact on our business, financial condition and results of operations. Our future success is dependent upon the continued purchases of our products by a small number of customers such as AT&T Wireless, Sprint, and other wireless network operator customers and our resellers, such as KMM Communications and Raycom and our ability to continue to sell products into original equipment manufacturing customers such as Alcatel-Lucent, Ericsson and Samsung. In addition, our future success is also dependent on our ability to sell our products into other market segments such as governmental, public safety, military and homeland security. Any fluctuation in demand from such customers or other customers has and will negatively impact our business, financial condition and results of operations. If we are unable to broaden our customer base and expand relationships with major operators of wireless networks, our business will continue to be impacted by unanticipated demand fluctuations due to our dependence on a small number of customers. Unanticipated demand fluctuations have a negative impact on our revenues and business, and an adverse effect on our business, financial condition and results of operations. In addition, our dependence on a small number of major customers exposes us to numerous other risks, including:

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

The bid price for our Common Stock on the NASDAQ Global Select Market was below $1.00 for a significant period of time during fiscal 2009. In addition, during October 2011, the bid price of our Common Stock was again below $1.00. Effective October 28, 2011, we completed a 1-for-5 reverse stock split of our issued and outstanding Common Stock that raised our price per share above $1.00. On June 15, 2012, we received a letter from “NASDAQ” notifying the Company that it fails to comply with NASDAQ Listing Rule 5450(a)(1) because the bid price for the Company’s common stock, over the last 30 consecutive business days, had closed below the minimum $1.00 per share requirement for continued listing. The NASDAQ letter had no immediate effect on the listing of the Company’s common stock.

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

If our Common Stock is delisted by NASDAQ, our Common Stock may be eligible to trade on the OTC Bulletin Board maintained by FINRA, or another over-the-counter market. Any such alternative would likely result in it being more difficult for investors to dispose of, or obtain accurate quotations as to the market value of, our Common Stock. In addition, there can be no assurance that our Common Stock would be eligible for trading on any such alternative exchange or markets.

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

Over the last two years, a period in which we have experienced a broad decline in the weighted sales price of our products, we have implemented a revised business and sales strategy under which we do not actively pursue low-margin, high-volume business, also referred to as commodity-like business. This strategy is having the effect of reducing our overall sales to original equipment manufacturer customers such as Alcatel-Lucent and Nokia Siemens Networks. Additionally, in May 2012, we sold assets and inventory associated with our OEM BTS filter business to Tatfook, which will likely further reduce revenues for this product group. We have also targeted additional markets such as government, public safety, military and homeland security during this period. While we believe that we have made progress in addressing these new markets, we have not yet generated significant revenue in these areas. Any continued reduction in demand from our original equipment manufacturer customers, if not offset by increased demand from other wireless network operator customers or customers in new markets, will have an adverse effect on our business, financial condition and results of operations.

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

We regularly generate a large percentage of our revenues in the last month of a quarter. Because we attempt to ship products quickly after we receive orders, we may not always have a significant backlog of unfilled orders at the start of each quarter and we may be required to book a substantial portion of our orders during the quarter in which these orders ship. When we introduce new products into production, we may encounter production delays, such as we did in the first quarter of fiscal 2011, which limit our revenue and have an adverse effect on our business. In addition, during the third quarter of fiscal 2012, certain of our suppliers reduced or limited our available credit, thereby limiting the amount of materials we could purchase which negatively impacted our revenue and had an adverse effect on our business, financial condition and results of operations. Our major customers generally have no obligation to purchase forecasted amounts and may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice and without penalty. As a result, we may not be able to accurately predict our quarterly sales. Because our expense levels are partially based on our expectations of future sales, our expenses may be disproportionately large relative to our revenues, and we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Any shortfall in sales relative to our quarterly expectations or any delay of customer orders would adversely affect our business, financial condition and results of operations.

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

During fiscal 2010, we experienced significant supply shortages of various electronic components as well as significantly increased order lead times for such components due to delays from increased worldwide demand for electronic components following improved global economic conditions following the 2008 global recession. This combined supply shortage and increase in material order lead times impacted our ability to timely produce products, which negatively impacted our revenues during fiscal 2010. While supply lead times have improved somewhat, we currently expect some level of supply shortages and increased lead times to continue throughout 2012 and beyond. In addition, during the second and third quarters of fiscal 2012, certain of our suppliers have reduced or limited the amount of credit they extend to us, thereby limiting the amount of materials such supplier will provide to us, thereby causing shortages in our supply. If these shortages and extended lead times continue, our future revenues may be negatively impacted and our manufacturing costs may significantly increase.

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

During fiscal 2011 and the first nine months of fiscal 2012, we experienced a significant drop in our revenues, which fell by over 25% and 67%, respectively, from fiscal 2010 and the first nine months of fiscal 2011. We believe that the reduction in our revenues was due to several factors, including significant slowdowns in spending by network operators in several of our markets, including North America, Europe and the Middle East. In addition, we experienced a significant reduction in demand from our original equipment manufacturing customers both as part of our strategic plan of not pursuing low margin commodity-type business, as well as an overall reduction in demand by our original equipment manufacturing customers. In response to this reduction in revenues, we initiated cost reduction measures to both lower our manufacturing costs and reduce our operating expenses, which resulted in restructuring charges in the fourth quarter of 2011 and the first nine months of fiscal 2012 and will likely result in additional charges in future periods. We announced in February 2012 that we intend to undertake additional restructuring activities to further reduce our cost structure and operating costs. In April 2012, we announced the sale of certain assets of our China manufacturing operation which is part of our 2012 restructuring plan. The failure to timely complete and implement our restructuring activities as well as to ultimately achieve operating expense reductions could undermine the anticipated benefits of the restructuring, which could adversely affect our business, financial condition and results of operations. These anticipated benefits are based on projections and assumptions and our actual results may vary from our projections. Also, in the future we may need to initiate additional restructuring actions that could result in additional restructuring charges which could have a material impact on our business, financial condition, liquidity and results of operations. Such potential restructuring actions could include cash expenditures that would reduce our available cash balances, which would have a negative impact on our business and our ability to repay our outstanding convertible subordinated debt.

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

Our revenues come principally from the sale of wireless communications network products and coverage solutions. Our future success depends upon the growth and increased availability of wireless communications services. Wireless communications services may not grow at a rate fast enough to create demand for our products, as we have experienced periodically throughout the past several years. In addition, some of our network operator customers rely heavily on the availability of credit to finance the build-out or expansion of their wireless networks. We believe that the ongoing economic weakness and uncertainty and constrained credit markets have resulted in lower demand for our products in fiscal 2009, 2010, 2011 and the first nine months of fiscal 2012 and will likely result in a continuing reduction of demand from some of our customers in the near term. In addition, during 2011 a major North America wireless network operator significantly reduced demand while it pursued plans for a significant acquisition. Another example of unanticipated reductions occurred during fiscal 2006 and fiscal 2007, when a major North American wireless network operator significantly reduced demand for new products. In addition, during the same period, several major equipment manufacturers began a process of consolidating their operations, which significantly reduced their demand for our products. This reduced spending on wireless networks had a negative impact on our operating results. If wireless network operators’ delay or reduce levels of capital spending, our business, financial condition and results of operations would be negatively impacted.

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

The price for shares of our Common Stock has exhibited high levels of volatility with significant volume and price fluctuations, which makes our Common Stock unsuitable for many investors. For example, for the three years ended September 30, 2012, the closing price of our Common Stock ranged from a high of $23.45 to a low of $0.33 per share (as adjusted for the 1-for-5 share Reverse Stock Split). At times, the fluctuations in the price of our Common Stock may have been unrelated to our financial condition and operating performance. These broad fluctuations may negatively impact the market price of shares of our Common Stock.

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

As of November 2, 2012, an aggregate of 3,107,270 shares of our Common Stock were issuable upon exercise of outstanding stock options under our stock option plans, and an additional 2,922,013 shares of our Common Stock were reserved for the issuance of additional options and shares under these plans. Additionally, an aggregate of 3,444,315 shares of our Common Stock were issuable upon conversion of our 3.875% Notes, an aggregate of 6,406,150 shares of our Common Stock were issuable upon conversion of our 2.75% Notes and an aggregate of 920 shares of our Common Stock issuable upon conversion of our 1,875% Notes. Also, there are 2,625,000 shares of Common Stock issuable upon exercise of the warrants issued to the Agent in connection with the Initial Draw under the Credit Agreement.

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

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Amendment to the Bylaws of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2012).

4.1	Form of Warrant to Purchase Common Stock. †

4.2	Registration Rights Agreement dated September 11, 2012, by and among Powerwave Technologies, Inc., the lenders signatory thereto and P-Wave Holdings LLC. †

10.1	Credit Agreement dated September 11, 2012 by and among Powerwave Technologies, Inc., the lenders signatory thereto and P-Wave Holdings LLC, as Agent. Confidential portions omitted and filed separately with the United States Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.*** †

10.2	Security Agreement dated September 11, 2012 by and among Powerwave Technologies, Inc., the guarantors party thereto from time to time, the lenders signatory thereto and P-Wave Holdings LLC, as Agent. †

10.3	Amendment to License and Manufacturing Agreement dated August 16, 2012 between Powerwave Technologies, Inc. and Shenzhen Tatfook Technology Co., Ltd (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.* †

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.* †

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Filed herewith.
*	In accordance with Item 601(b)(32)(ii) of Regulation S-K, this exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
**	Pursuant to Rule 406T of Regulation S-T, this XBRL information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor shall it be deemed filed or made a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Exchange Act of 1933, or otherwise subject to liability under those sections.
***	The Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2012	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer