Form 10-Q/A
period 2012-09-30
POWERWAVE TECHNOLOGIES INC
filed 2013-01-17
CIK 1023362

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

EXPLANATORY NOTE

Powerwave Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2012 (the “Form 10-Q”), which the Company originally filed with the Securities and Exchange Commission (the “Commission”) on November 9, 2012. The sole purpose of this Amendment is to re-file Exhibit 10.1 that was originally filed with the Form 10-Q to address comments the Company received from the Staff of the Commission in response to a confidential treatment request filed by the Company with respect to certain portions of Exhibit 10.1.

This Amendment contains only the Cover Page to Form 10-Q, this Explanatory Note, Item 6 (Exhibits), the signature page to Form 10-Q, Exhibit 10.1, as amended, and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q or any exhibits thereto.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. However, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Amendment to the Bylaws of Powerwave Technologies, Inc. (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2012).

4.1	Form of Warrant to Purchase Common Stock. ††

4.2	Registration Rights Agreement dated September 11, 2012, by and among Powerwave Technologies, Inc., the lenders signatory thereto and P-Wave Holdings LLC. ††

10.1	Credit Agreement dated September 11, 2012 by and among Powerwave Technologies, Inc., the lenders signatory thereto and P-Wave Holdings LLC, as Agent. Confidential portions omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.* †

10.2	Security Agreement dated September 11, 2012 by and among Powerwave Technologies, Inc., the guarantors party thereto from time to time, the lenders signatory thereto and P-Wave Holdings LLC, as Agent. ††

10.3	Amendment to License and Manufacturing Agreement dated August 16, 2012 between Powerwave Technologies, Inc. and Shenzhen Tatfook Technology Co., Ltd (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. †

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.** ††

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.** ††

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Filed herewith.
††	Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012.
*	The Registrant has sought confidential treatment pursuant to Rule 24b-2 of the Exchange Act for a portion of the referenced exhibit.
**	Previously furnished with the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 9, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 16, 2013	POWERWAVE TECHNOLOGIES, INC.

	By:	/s/ KEVIN T. MICHAELS
Kevin T. Michaels
Chief Financial Officer

4